Form 10-Q
period 1996-06-30
TARGETED GENETICS CORP /WA/
filed 1996-08-12
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          (Mark One)

          [ x ] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

          [   ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number: 0-23930


                          TARGETED GENETICS CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                   91-1549568
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              1100 OLIVE WAY, SUITE 100, SEATTLE, WASHINGTON 98101
               (Address of principal executive offices) (Zip Code)

                                 (206) 623-7612
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes      [ x ]                       No [    ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $.01 PAR VALUE                       20,115,668
                  (Class)                         (Outstanding at July 29, 1996)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                                  June 30, 1996

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

         a)      Condensed Consolidated Balance Sheets - June 30, 1996 and
                          December 31, 1995                                                    3

         b)      Condensed Consolidated Statements of Operations - for the three
                          and six months ended June 30, 1996 and 1995                          4

         c)      Condensed Consolidated Statements of Cash Flows - for the three
                          and six months ended June 30, 1996 and 1995                          5

         d)      Notes to Condensed Consolidated Financial Statements                          6

Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                            8


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                             *

Item 2.          Changes in Securities                                                         *

Item 3.          Defaults Upon Senior Securities                                               *

Item 4.          Submission of Matters to a Vote of Security Holders                          11

Item 5.          Other Information                                                             *

Item 6.          Exhibits and Reports on Form 8-K                                             12


SIGNATURES                                                                                    13




* No information is provided due to inapplicability of the item.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       December 31,
                                                                    1996              1995
                                                                    ----              ----
ASSETS                                                          (Unaudited)
Current assets:
       Cash and cash equivalents                              $  7,238,531        $  2,154,814
       Securities available for sale                            17,193,038          12,287,748
       Deposits, prepaid expenses and other                        529,888             196,150
                                                              ------------        ------------
              Total current assets                              24,961,457          14,638,712

Property, plant and equipment, net                               5,143,386           4,959,502

Other assets                                                       400,730             362,246
                                                              ------------        ------------

                                                              $ 30,505,573        $ 19,960,460
                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                       $  2,489,743        $    564,403
       Accrued payroll and other liabilities                       279,595             336,713
       Current portion of long-term obligations                  1,053,308             881,210
                                                              ------------        ------------
              Total current liabilities                          3,822,646           1,782,326

Long-term obligations                                            2,428,852           2,405,298

Shareholders' equity:
       Preferred stock                                                --                  --
       Common stock (19,540,848 and 12,317,183 shares
         outstanding at  June 30, 1996 and December 31,
         1995, respectively)                                    71,117,882          43,295,436
       Deficit accumulated during development stage            (46,863,807)        (27,522,600)
                                                              ------------        ------------
              Total shareholders' equity                        24,254,075          15,772,836
                                                              ------------        ------------

                                                              $ 30,505,573        $ 19,960,460
                                                              ============        ============




                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period from
                                                                                                                      March 9, 1989
                                                                                                                        (date of
                                                                                                                        inception)
                                                          Three months ended                 Six months ended            through
                                                               June 30,                          June 30,                June 30,
                                                   -----------------------------     -----------------------------    -------------

                                                         1996             1995              1996           1995           1996
                                                   -----------       -----------     ------------     ------------    -------------
Investment and other income                       $    230,277       $   179,459     $    413,813     $   311,996      $ 2,665,720

Expenses:

         Research and development                    2,431,607         1,956,580        4,797,639       3,934,896       27,568,759
         In-process research and development        13,517,911              --         13,517,911            --         13,517,911
         General and administrative                    554,111           534,121        1,170,973       1,235,134        7,745,693
         Interest                                      103,125            78,464          195,506         153,304          690,492
                                                  -----------        -----------     -----------      -----------     ------------
                   Total expenses                   16,606,754         2,569,165       19,682,029       5,323,334       49,522,855
                                                  ------------       -----------     ------------     -----------     ------------

Net loss                                          $(16,376,477)      $(2,389,706)    $(19,268,216)    $(5,011,338)    $(46,857,135)
                                                  ============       ===========     ============     ===========     ============

Net loss per share                                $      (1.26)      $     (0.27)    $      (1.52)    $     (0.56)
                                                  ============       ===========     ============     ===========

Shares used in computation of
    net loss per share                              13,031,247         8,974,194       12,690,294       8,970,614
                                                  ============       ===========     ============     ===========


                            See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Period from
                                                                                                             March 9, 1989
                                                                                                               (date of
                                                                                                               inception)
                                                  Three months ended                 Six months ended           through
                                                        June 30,                         June 30,               June 30,
                                             ----------------------------    ----------------------------
                                                   1996            1995            1996            1995           1996
                                             ------------    ------------    ------------    ------------    ------------
Net cash used in operating
    activities                               $ (2,956,376)   $ (2,297,800)   $ (5,558,934)   $ (4,736,131)   $(29,527,199)

Investing activities:
Purchases of property, plant and
   equipment                                     (472,111)       (234,736)       (991,593)       (507,500)     (8,162,190)
Purchases of securities available
   for sale                                   (10,990,684)       (761,090)    (12,504,553)     (2,733,976)    (67,595,075)
Sales of securities available for sale          4,353,409       3,286,462       7,720,112       6,124,761      50,672,132
Net cash acquired in RGene
   acquisition                                  2,977,185            --         2,977,185            --         2,977,185
Increase in other assets                             --           (32,500)           --           (62,500)       (574,179)
                                             ------------    ------------    ------------    ------------    ------------
            Net cash provided by (used in)
               investing activities            (4,132,201)      2,258,136      (2,798,849)      2,820,785     (22,682,127)

Financing activities:
Advances from Immunex                                --              --              --              --         2,807,316
Net proceeds from sale of capital stock        12,948,559             440      13,245,848           8,735      53,667,968
Proceeds from equipment financing                  92,933            --           646,996         237,459       4,493,290
Payments under capital leases
   and installment loans                         (240,457)       (155,426)       (451,344)       (296,252)     (1,520,717)
                                             ------------    ------------    ------------    ------------    ------------
            Net cash provided by financing
               activities                      12,801,035        (154,986)     13,441,500         (50,058)     59,447,857
                                             ------------    ------------    ------------    ------------    ------------

Net increase (decrease) in cash
   and cash equivalents                         5,712,458        (194,650)      5,083,717      (1,965,404)      7,238,531
Cash and cash equivalents, beginning
   of period                                    1,526,073         536,225       2,154,814       2,306,979            --
                                             ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents, end
   of period                                 $  7,238,531    $    341,575    $  7,238,531    $    341,575    $  7,238,531
                                             ============    ============    ============    ============    ============



                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by Targeted Genetics Corporation (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Acquisition of RGene Therapeutics, Inc.

         On June 19, 1996, the Company completed its acquisition of RGene Therapeutics, Inc. ("RGene"), a privately held gene therapy company. The Company issued 3,636,364 shares of common stock in exchange for all the outstanding capital stock of RGene at approximately $4.08 per share. The shares are currently unregistered but the Company has agreed to register 50 percent of the shares issued in the merger one year from the date of the closing.

         The transaction was accounted for as a purchase and the consideration issued by the Company was allocated to tangible assets acquired based on their estimated fair values on the acquisition date. The aggregate purchase price of $17,822,000 consisted of (in thousands):


         Market value of capital stock                        $14,854
         Acquisition costs and expenses                           650
         Liabilities assumed                                    2,318
                                                              -------
                  Total purchase price                        $17,822

         The aggregate purchase price exceeded the fair value of RGene's tangible assets by $13,518,000. This amount was allocated to acquired in-process research and development and written off to operations in the second quarter of 1996. The allocation of the aggregate purchase price was as follows (in thousands):


                  Current assets                    $  4,304
                  In-process technology               13,518
                                                    --------
                                                    $ 17,822


         The following summarized unaudited pro forma results of operations for the six-month periods ended June 30, 1996 and 1995, respectively, assume the acquisition occurred as of the beginning of the respective periods (dollars in thousands, except for per share amounts):



                                               1996            1995
                                               ----            ----
       Revenue                             $  5,455         $    357
       Net loss                              (4,983)          (6,349)
       Net loss per share                     (0.31)           (0.50)


         The pro forma results presented above do not include certain one-time charges related to the acquisition of RGene.

         The Company may issue up to $5 million in additional common stock to RGene's former stockholders based on the achievement of certain clinical and business-related milestones prior to December 31, 1998.

Note 3. Subsequent Events

         On July 11, 1996, the Company's underwriters exercised their over-allotment option to purchase an additional 525,000 shares of stock at the offering price of $4.00 per share. The option was granted on June 20, 1996, in connection with the Company's public offering of 3.5 million shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company had cash, cash equivalents and securities available for sale totaling $24.4 million as of June 30, 1996, compared to $14.4 million at December 31, 1995. The increase was primarily attributable to net proceeds of $12.9 million from the Company's recent public offering and $3.0 million from the acquisition of RGene Therapeutics, Inc. ("RGene"), offset by the use of $5.6 million to fund its operations during the first six months of 1996.

         The Company is a development stage company conducting gene and cell therapy research and development. Income earned from investments has been its only significant source of revenue. Gene and cell therapy products are subject to the risks of failure inherent in the development of products based on innovative technologies. Although the Company's technology appears promising, it is unknown whether any commercially viable products will result from the research and development. It is not anticipated that the Company will have any product-related revenues for a number of years. Accordingly, the Company expects to incur substantial additional losses over the next several years and to use its capital resources to fund preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development.

         On June 19, 1996, the Company completed a merger with RGene, a private biotechnology firm located in The Woodlands, Texas. As a result of this transaction, Targeted Genetics acquired proprietary non-viral gene delivery technology that complements the viral technologies the Company currently has under development, a potential gene therapy product for the treatment of cancer and key consulting and collaborative relationships with other leading scientists in the gene therapy field. Under terms of the merger agreement, the Company acquired all the outstanding shares of RGene stock in exchange for approximately
3.64 million unregistered shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting and the consideration issued by the Company was allocated to the tangible and intangible assets acquired. The Company acquired $2,977,000 of cash and cash equivalents in the transaction, $1,425,000 of which will be used to satisfy liabilities assumed from RGene.

         The Company recently raised $14 million through the completion of a public offering of 3.5 million shares of common stock at $4.00 per share. The net proceeds of the offering will be used to fund continuing operations in research and development, clinical testing and for capital expenditures. The Company currently estimates that, at its planned rate of spending, adjusted to reflect the increased expenses expected to result from the RGene merger, its existing cash, cash equivalents and securities available for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition (continued)

sale will be sufficient to meet its capital requirements until at least late 1997. Such estimates include the impact of future milestone payments potentially receivable under RGene collaborative agreements assumed by the Company in the merger. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Substantial additional funds will be needed to continue the development and commercialization of the Company's products. Accordingly, the Company is seeking to establish additional collaborative agreements with corporate partners that would provide research and development funding and equity investment. The Company also may seek to raise additional equity capital whenever conditions in the financial markets allow it to do so. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company.

         The above forward-looking statement regarding the Company's future capital requirements is subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. The Company's future cash requirements will depend on many factors, including the successful consolidation of RGene with the Company; continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Readers are cautioned not to place undue reliance on this forward-looking statement, which speaks only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to this forward-looking statement that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

         Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in the areas of manufacturing, quality control, clinical and regulatory affairs. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into an arrangement providing research and development funding, the net loss will continue to increase as well.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

         For the three and six months ended June 30, 1996, investment and other income increased to $230,000 and $414,000 compared to $179,000 and $312,000 during the three and six months ended June 30, 1995. The increase was attributable to a higher average cash balance for investment and higher rates of return on those balances compared to the same period in 1995.

         Research and development expenses were $2,432,000 and $4,798,000 for the three and six months ended June 30, 1996, and $1,957,000 and $3,935,000 for the three and six months ended June 30, 1995. Factors that contributed to the increase in both current year periods compared to the same periods in 1995 were: an increase in the level of expenses for development, manufacturing, quality control, and regulatory activities supporting the Company's clinical trials; additional employees and related expenses in preclinical immunology; and increased employee benefits costs.

         A one-time expense resulting from the acquisition of RGene was charged against income in the second quarter of 1996. The RGene purchase price exceeded the fair value of tangible assets acquired by $13,518,000. This amount was allocated to RGene's existing in-process technology and was written off in the current period to in-process research and development expense.

         General and administrative expenses were $554,000 and $1,171,000 for the three and six months ended June 30, 1996, and $534,000 and $1,235,000 for the three and six months ended June 30, 1995. The Company experienced a moderate increase in the expenses for the three- and six-month periods consistent with the Company's growth. The impact of a one-time expense of $196,000 related to certain corporate development activities is reflected in the six-month period ended June 30, 1995.

         Interest expense was $103,000 and $196,000 for the three and six months ended June 30, 1996, and $78,000 and $153,000 for the three and six months ended June 30, 1995. The increases were attributable to the additional equipment leases entered into by the Company.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the Company's shareholders ("Shareholders") was held on Thursday, May 2, 1996 (the "Annual Meeting"). Of the 12,397,484 shares outstanding as of the record date, March 8, 1996, 10,572,222 shares, or 85.3% of the total shares eligible to vote at the Annual Meeting, were represented in person or by proxy.

         Two matters were submitted to a vote of the Shareholders at the Annual Meeting. First, an amendment to the 1992 Stock Option Plan providing for an increase in the number of shares available for grant from 1,400,000 to 2,000,000 was approved by 92.3% of the votes represented at the meeting. Second, Jeremy Curnock Cook, Stephen A. Duzan and James D. Grant were elected as Directors of the Company by 95.9% of the shares represented at the meeting.

         A special meeting of Shareholders was held on Wednesday, June 19, 1996 (the "Special Meeting"). Of the 12,398,284 shares outstanding as of the record date, April 23, 1996, 8,791,837 shares, or 70.9% of the total shares eligible to vote at the Special Meeting, were represented in person or by proxy.

         One matter was submitted to a vote of the Shareholders at the Special Meeting. The Shareholders were asked to approve the issuance of 3,636,364 shares of common stock plus additional shares, upon the achievement of certain milestones, having a value of up to $5 million under the terms of a merger agreement, pursuant to which the Company would acquire all of the outstanding shares of RGene Therapeutics, Inc. This matter was approved by 99.8% of the votes represented at the meeting.

         No other matters were submitted to a vote of the Shareholders.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report.


         Exhibit No.                        Description
         -----------                        -----------

            10.1 Amendment to the First Amended and Restated License Agreement, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc., dated as of June 19, 1996.

            27           Financial Data Schedule.

(b) A Current Report on Form 8-K dated April 16, 1996 was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had entered into a merger agreement with RGene Therapeutics, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TARGETED GENETICS CORPORATION
                                -----------------------------------------------
                                           (Registrant)


Date    August 12, 1996        /s/  H. STEWART PARKER
                               -------------------------------------------------
                                    H. Stewart Parker, Chief Executive Officer
                                    (Principal Executive Officer)


Date    August 12, 1996        /s/  JAMES A. JOHNSON
                              --------------------------------------------------
                                    James A. Johnson, Vice President, Finance
                                    (Principal Financial and Accounting Officer)