Form 10-Q/A
period 1996-06-30
TARGETED GENETICS CORP /WA/
filed 1996-10-10
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

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

            10.1* Amendment to the First Amended and Restated License Agreement, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc., dated as of June 19, 1996.

            27           Financial Data Schedule.

         -----------
         * Confidential treatment requested.

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

                                TARGETED GENETICS CORPORATION
                                -----------------------------------------------
                                           (Registrant)


Date    October 10, 1996        /s/  H. STEWART PARKER
                               -------------------------------------------------
                                    H. Stewart Parker, Chief Executive Officer
                                    (Principal Executive Officer)


Date    October 10, 1996        /s/  JAMES A. JOHNSON
                              --------------------------------------------------
                                    James A. Johnson, Vice President, Finance
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------




         Exhibit No.                        Description
         -----------                        -----------

            10.1* Amendment to the First Amended and Restated License Agreement, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc., dated as of June 19, 1996.

            27           Financial Data Schedule.

         -----------
         * Confidential treatment requested.