Form 10-Q
period 1996-09-30
TARGETED GENETICS CORP /WA/
filed 1996-11-12
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         (Mark One)

         [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996
                                       or
         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from           to
                                            ---------    ----------


           Commission File Number:                 0-23930
                                  ----------------------------------------


                          TARGETED GENETICS CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                    91-1549568
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  1100 Olive Way, Suite 100, Seattle, Washington                      98101
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                 (206) 623-7612
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [x]                       No [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               20,120,068
------------------------------------      --------------------------------------
           (Class)                             (Outstanding at November 5, 1996)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                               September 30, 1996

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

         a)      Condensed Consolidated Balance Sheets - September 30, 1996 and
                          December 31, 1995                                                                     3

         b)      Condensed Consolidated Statements of Operations - for the three
                          and nine months ended September 30, 1996 and 1995                                     4

         c)      Condensed Consolidated Statements of Cash Flows - for the nine
                          months ended September 30, 1996 and 1995                                              5

         d)      Notes to Condensed Consolidated Financial Statements                                           6

Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                             7


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                              *

Item 2.          Changes in Securities                                                                          *

Item 3.          Defaults Upon Senior Securities                                                                *

Item 4.          Submission of Matters to a Vote of Security Holders                                            *

Item 5.          Other Information                                                                              *

Item 6.          Exhibits and Reports on Form 8-K                                                              10


SIGNATURES                                                                                                     11



*        No information is provided due to inapplicability of the item.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   September 30,       December 31,
                                                                       1996                1995
                                                                  --------------       ------------
                                                                    (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                   $  2,209,936        $  2,154,814
       Securities available for sale                                 19,666,084          12,287,748
       Deposits, prepaid expenses and other                             310,493             196,150
                                                                   ------------        ------------
              Total current assets                                   22,186,513          14,638,712

Property, plant and equipment, net                                    4,998,824           4,959,502

Other assets                                                            581,305             362,246
                                                                   ------------        ------------

                                                                   $ 27,766,642        $ 19,960,460
                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                            $  1,565,654        $    564,403
       Accrued payroll and other liabilities                            249,150             336,713
       Current portion of long-term obligations                       1,087,747             881,210
                                                                   ------------        ------------
              Total current liabilities                               2,902,551           1,782,326

Long-term obligations                                                 2,153,593           2,405,298

Shareholders' equity:
       Preferred stock                                                     --                  --
       Common stock (20,119,268 and 12,317,183 shares
         outstanding at September 30, 1996 and December 31,
         1995, respectively)                                         73,114,702          43,295,436
       Deficit accumulated during development stage                 (50,404,204)        (27,522,600)
                                                                   ------------        ------------
              Total shareholders' equity                             22,710,498          15,772,836
                                                                   ------------        ------------

                                                                   $ 27,766,642        $ 19,960,460
                                                                   ============        ============


                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                        Period from
                                                                                                                       March 9, 1989
                                                                                                                         (date of
                                                     Three months ended                   Nine months ended             inception)
                                                       September 30,                         September 30,                through
                                               ------------------------------    ------------------------------        September 30,
                                                   1996             1995              1996             1995                1996
                                               ------------     -------------    -------------     ------------        ------------
Revenues:
     Revenue under collaborative
          agreements                           $    752,980      $     19,267     $    827,980     $     99,625        $  1,002,605
     Investment income                              299,687           228,447          638,500          460,085           2,715,782
                                               ------------      ------------     ------------     ------------        ------------
          Total revenues                          1,052,667           247,714        1,466,480          559,710           3,718,387
                                               ------------      ------------     ------------     ------------        ------------

Expenses:
     Research and development                     3,634,181         1,942,767        8,431,820        5,877,664          31,202,940
     In-process research and development                 --                --       13,517,911               --          13,517,911
     General and administrative                     834,847           447,893        2,005,820        1,683,026           8,580,540
     Interest                                       103,686            76,841          299,192          230,146             794,178
                                               ------------      ------------     ------------     ------------        ------------
          Total expenses                          4,572,714         2,467,501       24,254,743        7,790,836          54,095,569
                                               ------------      ------------     ------------     ------------        ------------

Net loss                                       $ (3,520,047)     $ (2,219,787)    $(22,788,263)    $ (7,231,126)       $(50,377,182)
                                               ============      ============     ============     ============        ============

Net loss per share                             $      (0.18)     $      (0.19)    $      (1.50)    $      (0.73)
                                               ============      ============     ============     ============

Shares used in computation of
    net loss per share                           20,048,355        11,823,320       15,160,884        9,931,965
                                               ============      ============     ============     ============


                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Period from
                                                                                             March 9, 1989
                                                                                              (date of
                                                             Nine months ended                 inception)
                                                               September 30,                    through
                                                     --------------------------------        September 30,
                                                         1996                1995                1996
                                                     ------------        ------------        ------------
Net cash used in operating
    activities                                       $ (7,707,065)       $ (6,661,323)       $(31,675,330)

Investing activities:
Purchases of property, plant and equipment             (1,320,552)         (1,095,750)         (8,491,149)
Purchases of securities available for sale            (19,941,764)         (9,816,766)        (75,032,286)
Sales of securities available for sale                 12,430,340           6,252,310          55,382,360
Net cash acquired in RGene acquisition                  1,710,239                --             1,710,239
Increase in other assets                                 (115,000)            (62,500)           (689,179)
                                                     ------------        ------------        ------------

     Net cash used in investing activities             (7,236,737)         (4,722,706)        (27,120,015)

Financing activities:
Advances from Immunex                                        --                  --             2,807,316
Net proceeds from sale of capital stock                15,044,092          12,282,098          55,466,212
Proceeds from equipment financing                         646,996             237,459           4,493,290
Payments under capital leases and
   installment loans                                     (692,164)           (453,086)         (1,761,537)
                                                     ------------        ------------        ------------
     Net cash provided by financing
        activities                                     14,998,924          12,066,471          61,005,281
                                                     ------------        ------------        ------------

Net increase (decrease) in cash and cash
   equivalents                                             55,122             682,442           2,209,936
Cash and cash equivalents, beginning of period          2,154,814           2,306,979                --
                                                     ------------        ------------        ------------

Cash and cash equivalents, end of period             $  2,209,936        $  2,989,421        $  2,209,936
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

         The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2.  Revenue Under Collaborative Agreements

         Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Revenue related to milestones is recognized upon the achievement of the related milestone and when collection is probable. Royalty payments and other similar payments due as a direct result of such revenues being earned or received are offset against and recognized in the same period as such revenue.

Note 3.  Subsequent Events

         In October 1996, The Company adopted a Shareholder Rights plan under which it distributed a dividend of one right for each outstanding share of common stock. The issuance of these rights had no dilutive effect, did not impact reported earnings per share, and is not taxable to the Company or the Company's shareholders. These rights could cause substantial dilution to certain persons or groups that attempt to acquire the Company on terms not approved by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Risks and Uncertainties

         The following discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including the successful consolidation of RGene with the Company; continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


Financial Condition

         The Company had cash, cash equivalents and securities available for sale totaling $21.9 million as of September 30, 1996, compared to $14.4 million at December 31, 1995. The increase was primarily attributable to net proceeds of $15 million from the Company's June public offering and $1.7 million from the acquisition of RGene Therapeutics, Inc. ("RGene"), offset by the use of $7.7 million to fund operations and $1.3 million to purchase property, plant and equipment during the first nine months of 1996.

         The Company is a development stage company conducting gene and cell therapy research and development. Income earned from investments and, to a lesser degree, revenues under collaborative agreements have been its only sources of revenue, covering less than ten percent of expenses. Gene and cell therapy products are subject to the risks of failure inherent in the development of products based on innovative technologies. Although the Company's technology appears promising, it is unknown whether any commercially viable products will result from the research and development. It is not anticipated that the Company will have any product-related revenues for a number of years. Accordingly, the Company expects to incur substantial additional losses over the next several years and to use its capital resources to fund preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development.

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


Financial Condition (continued)

the terms of the merger agreement, the Company acquired all the outstanding shares of RGene stock in exchange for approximately 3.64 million unregistered shares of the Company's common stock. The transaction was accounted for using the purchase method of accounting and the consideration issued by the Company was allocated to the tangible and intangible assets acquired. The Company acquired approximately $1,600,000 of cash and cash equivalents in the transaction, net of liabilities assumed from RGene.

         The Company raised $15 million through the completion of a public offering of 4.025 million shares of common stock, including the underwriters' overallotment option, at $4.00 per share. The net proceeds of the offering will be used to fund continuing operations in research and development, clinical testing and for capital expenditures. The Company currently estimates that, at its planned rate of spending, adjusted to reflect the increased expenses expected to result from the RGene merger, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its capital requirements until at least late 1997. Such estimates include the impact of future milestone payments potentially receivable under collaborative agreements. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. In any event, substantial additional funds will be needed to continue the development and commercialization of the Company's products. Accordingly, the Company is seeking to establish additional collaborative agreements with corporate partners that would provide research and development funding and equity investment. The Company also may seek to raise additional equity capital whenever conditions in the financial markets allow it to do so. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company.

Results of Operations

         Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In the near term, the Company plans additional moderate growth in employee headcount necessary to address increasing requirements in areas such as clinical research, manufacturing and quality control. Assuming capital is available to finance such growth, the Company's operating expenses will continue to increase as a result. At least until such time as the Company enters into a collaborative arrangement providing a significant amount of research and development funding, the net loss will continue to increase as well.

         For the three and nine months ended September 30, 1996, revenue under collaborative agreements increased to $753,000 and $828,000 compared to $19,000 and $100,000 during the three and nine months ended September 30, 1995. The increase was largely attributable to the receipt of a $1,000,000 milestone payment, offset by royalties and other such payments due as a result of receiving

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (continued)

the milestone payment. The milestone was earned through the enrollment of patients in a U.S. clinical trial for treatment of breast and ovarian cancer.

         For the three and nine months ended September 30, 1996, investment income increased to $300,000 and $639,000 compared to $228,000 and $460,000 during the three and nine months ended September 30, 1995. The increases in both periods were largely attributable to higher average cash balances for investment and higher rates of return on those balances compared to the same periods in 1995.

         Research and development expenses were $3,634,000 and $8,432,000 for the three and nine months ended September 30, 1996, and $1,943,000 and $5,878,000 for the three and nine months ended September 30, 1995. Expenses that resulted directly from the RGene acquisition and the continuation of its research, development and clinical programs were $1,024,000 and $1,085,000 for the three and nine months ended September 30, 1996. Approximately $304,000 of non-recurring termination payments and other payroll-related expenses were included in the third quarter expenses. Additional factors that contributed to the increases in both the three- and nine-month periods were a moderate increase in the level of expenses for development, manufacturing, and quality control as well as additional employees and related expenses in preclinical immunology.

         A one-time expense resulting from the acquisition of RGene was charged against income in the second quarter of 1996. The RGene purchase price exceeded the fair value of tangible assets acquired by $13,518,000. This amount was allocated to RGene's existing in-process technology and was written off in the second quarter to in-process research and development expense.

         General and administrative expenses were $835,000 and $2,006,000 for the three and nine months ended September 30, 1996, and $448,000 and $1,683,000 for the three and nine months ended September 30, 1995. The Company incurred expenses resulting directly from the RGene acquisition of $300,000 and $312,000 for the three- and nine-month periods ended September 30, 1996. Such expenses are not expected to continue in future periods due to the closure of RGene's offices and transfer of all administration functions to Targeted Genetics. In addition to the RGene expenses, the Company experienced a moderate expense increase related to corporate development activities.

         Interest expense was $104,000 and $299,000 for the three and nine months ended September 30, 1996, and $77,000 and $230,000 for the three and nine months ended September 30, 1995. The increases in both periods were attributable to additional equipment leases entered into by the Company.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule

(a) A Current Report on Form 8-K, dated July 3, 1996, was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had completed the acquisition or merger with RGene Therapeutics, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TARGETED GENETICS CORPORATION
                               -------------------------------------------------
                                                  (Registrant)



 Date     November 11, 1996       /s/  H. STEWART PARKER
          ------------------   -------------------------------------------------
                                  H. Stewart Parker, Chief Executive Officer
                                  (Principal Executive Officer)



 Date     November 11, 1996       /s/  JAMES A. JOHNSON
          ------------------   -------------------------------------------------
                                  James A. Johnson, Vice President, Finance
                                  (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit 27                                              Financial Data Schedule