Form 10-K405
period 1996-12-31
TARGETED GENETICS CORP /WA/
filed 1997-03-17
CIK 921114

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                                        OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                          COMMISSION FILE NO. 0-23930

                         TARGETED GENETICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                    91-1549568
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

                           1100 OLIVE WAY, SUITE 100
                               SEATTLE, WA 98101
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (206) 623-7612

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
      WARRANTS FOR THE PURCHASE OF SHARES OF COMMON STOCK, $.01 PAR VALUE
                PREFERRED STOCK PURCHASE RIGHTS, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 3, 1997: $69,785,575.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1997:

                TITLE OF CLASS                               NUMBER OF SHARES
--------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                           20,161,434

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1997, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements within the following description of the business of Targeted Genetics Corporation and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or acheivements of the Company, or industry results, to be materially different from any future results, performance or acheivements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: technological uncertainty; results of clinical trials; ability to obtain adequate financing in the future; uncertainty regarding patents and proprietary rights; changes in, or failure to comply with, governmental regulations; competition; rapid technological change; availability of key personnel and scientific collaborators; ability to manufacture and market products; and dependence on corporate collaborators. See "Factors Affecting Forward-Looking Information".

OVERVIEW

     Targeted Genetics is focused on the development of gene and cell therapies for the treatment of certain acquired and inherited diseases. The Company is developing a broad base of core technologies that it believes will allow it to address a variety of such diseases. These technologies include proprietary viral and non-viral gene delivery systems as well as novel techniques for cytotoxic T lymphocyte ("CTL") immunotherapy. The Company is using its core technology platform to develop potential products for the treatment of various genetic disorders, cancer and infectious diseases.

     The Company believes that in the area of gene therapy, different disease targets will require different methods of gene delivery, depending on the target cell to be modified, the duration of gene expression required and the need for in vivo or ex vivo delivery. Accordingly, the Company is developing multiple gene delivery systems based on three different vector technologies: adeno-associated viral ("AAV"), non-viral and retroviral. The Company believes these systems may provide it with the flexibility necessary to develop gene therapies for a broader range of diseases than would be possible using a single gene delivery system.

     In the area of cell therapy, the Company's expertise with CTLs enables it to isolate from patients and efficiently multiply antigen-specific CTLs, which are immune cells that target and kill specific diseased cells ("Targeted CTLs"). This expertise forms the basis for a series of potential immunotherapies for the treatment of infectious diseases and cancer. Targeted CTLs are based on the Company's proprietary Rapid Expansion Method ("REM") technology, which is used to grow CTLs ex vivo prior to infusion into the patient. The Company has demonstrated that REM enables it to grow billions of CTLs from individual cloned cells over several weeks, while preserving the cells' specific disease-fighting capabilities.

     Targeted Genetics is currently conducting or planning a number of clinical trials based on its diversified technology platform, as shown in the following table.

                          PRODUCT DEVELOPMENT PROGRAMS

            CLINICAL TRIALS                  TECHNOLOGY                GENE                STATUS
            ---------------                  ----------                ----                ------
CYSTIC FIBROSIS
  Maxillary sinus                         AAV vector           CFTR                     Phase II
  Lung/nose                               AAV vector           CFTR                     Phase I
  Lung -- aerosol                         AAV vector           CFTR                     Preclinical
CANCER
  Ovarian/breast                          non-viral vector     E1A tumor suppressor     Phase I
  Head and neck/breast/lung               non-viral vector     E1A tumor suppressor     Phase I
INFECTIOUS DISEASE
  HIV                                     Targeted CTLs        --                       Phase I
  Hepatitis B                             Targeted CTLs        --                       Preclinical

     In addition to the product development programs summarized above, the Company is performing research oriented toward identifying promising new applications of its technology base. Also, the Company is collaborating with certain academic researchers who are using its retroviral vectors in Phase I clinical trials focused on Gaucher disease, melanoma and HIV infection.

PRODUCT DEVELOPMENT PROGRAMS

  CYSTIC FIBROSIS

     Cystic fibrosis is the most common single-gene deficiency affecting the Caucasian population, afflicting approximately 30,000 people in the United States and 60,000 people worldwide. The disease is caused by a dysfunctional cystic fibrosis transmembrane regulator ("CFTR") gene, which results in a build-up of mucus in the lungs, infections and early death. Current treatments for cystic fibrosis offer only symptomatic relief and cannot cure or halt the progression of the disease.

     tgAAV-CFTR. Based on preclinical findings by the Company and its scientific collaborators, the Company believes that the persistence of expression and lack of toxicity observed with its AAV-based gene delivery vector potentially make it better suited than other types of vectors for delivery of the CFTR gene to the lung. In preclinical studies in rabbits, the Company and its collaborators at The Johns Hopkins University ("Johns Hopkins") were able to detect expression of the CFTR gene in the lung for periods of up to six months with no observed side effects. These results were confirmed in similar studies in rhesus monkeys, in which gene transfer occurred in up to 50% of target airway cells, and gene expression, which was confirmed in all animals, persisted for up to six months. Based on these preclinical data, the Company began two clinical trials in late 1995 to evaluate the safety and feasibility of in vivo gene therapy for the treatment of cystic fibrosis by direct delivery of the CFTR gene using an AAV vector. The Company's AAV-CFTR product ("tgAAV-CFTR") has been granted orphan drug status by the United States Food and Drug Administration (the "FDA").

     The first clinical trial, which began in November 1995, is a Phase I clinical trial at Johns Hopkins and the University of Florida in which tgAAV-CFTR is being delivered to the nose and lung of adult cystic fibrosis patients having mild lung disease. The trial is designed as an interpatient dose escalation trial and will enroll a total of 16 patients. Two patients are being treated at each of eight escalating dose levels. The tgAAV-CFTR is administered in an open-label single dose to the right lower lobe of the lung via bronchoscopy. Additionally, each patient is randomized to receive a single dose of tgAAV-CFTR administered to one nostril and a placebo to the other. Patients are monitored for, among other things, safety and assessment of gene transfer and expression. The nasal administration is intended to determine if physiologic measurement of CFTR function can be obtained in the nasal epithelium. The Company expects to complete this clinical trial in early 1997. If the results of the trial confirm the Company's preclinical findings of safety and gene transfer, the Company intends to conduct a subsequent clinical trial later in 1997 involving aerosol delivery of tgAAV-CFTR to the whole lung. The Company is currently developing an aerosol formulation for testing in a toxicology study prior to beginning the clinical trial.

     A second clinical trial began in December 1995 at Stanford University. This trial was designed as a Phase I/II trial, pursuant to which tgAAV-CFTR is administered to the maxillary sinuses of cystic fibrosis patients with chronic sinusitis. The Phase I part of this trial, designed as a dose escalation study, has been completed. A total of ten patients were enrolled, and 15 sinuses were treated, in five cohorts receiving escalating doses. The results of the trial indicate that tgAAV-CFTR is safe and well tolerated with no resulting inflammatory response or other side effects, even after repeat delivery. Furthermore, administration of tgAAV-CFTR resulted in consistent gene transfer and, in one patient, persistence of the gene for at least 70 days after treatment. Additionally, the dose level was established for the Phase II part of the trial, in which up to 50 patients will receive tgAAV-CFTR in one sinus and a placebo in the other. Patients in the Phase II trial will be monitored to assess the ability of tgAAV-CFTR to prevent the relapse of chronic sinusitis. The Phase II part of the trial began in February 1997.

  Cancer

     Cancer is the second leading cause of death in the United States, with over one million new cases diagnosed each year. The Company's primary approach to the treatment of cancer utilizes a proprietary non-viral delivery system to deliver in vivo an E1A tumor suppressor gene to cancer cells. A second approach involves the use of Targeted CTLs to enhance the immune system's natural ability to eliminate cancer cells selectively.

     tgDCC-E1A. Cancer arises when the genetic pathways that control normal cell growth and division are disrupted. Certain of these pathways are regulated by cellular oncogenes or tumor suppressor genes. Cancer may result from the structural alteration and abnormal expression of cellular oncogenes or from mutation or deletion of tumor suppressor genes. Some viruses have evolved genes that may mimic functions normally exhibited by cellular genes. One such example is the E1A gene of the adenovirus type 5. The E1A gene was shown by Dr. Mien Chie Hung, in experiments conducted at University of Texas M.D. Anderson Cancer Center ("M.D. Anderson"), to function as a suppressor of the HER-2/neu oncogene, which is known to be overexpressed in certain cancers. The Company has worldwide rights to the use of the E1A gene as a tumor suppressor.

     Overexpression of the HER-2/neu oncogene occurs in approximately 30% of patients in a number of cancers, including ovarian, breast, head and neck, stomach, pancreatic, liver, cervical and prostate cancer, and has been associated with enhanced metastatic potential, drug resistance and poor survival rates. The E1A tumor suppressor gene has been shown to inhibit the overexpression of the HER-2/neu oncogene in certain tumor cells in vitro. In addition, in preclinical mouse studies E1A was shown to inhibit the intraperitoneal growth of ovarian cancer cells that were overexpressing the HER-2/neu oncogene, and to increase significantly the long-term survival of the mice.

     Other research has suggested that E1A may have other tumor suppression activity beyond the inhibition of HER2/neu expression. Preclinical in vitro experiments have shown that E1A, when introduced to a variety of tumor cell lines, is capable of altering tumor cells such that they appear to have characteristics of normal cells. Furthermore, in vivo mouse studies involving tumor cells not overexpressing HER-2/neu showed reduced tumor growth rates with the administration of E1A versus the same tumor cells without E1A. E1A has also been shown in preclinical studies to sensitize tumor cells to killing by certain chemotherapeutic agents.

     The Company's E1A product ("tgDCC-E1A") is a formulation that combines the E1A tumor suppressor gene with the Company's proprietary non-viral gene delivery system based on the cationic lipid DC cholesterol ("DC Chol"). In the Company's first Phase I clinical trial, which began in July 1996 at M.D. Anderson, 12 to 24 patients with ovarian cancer and 12 to 24 patients with breast cancer having tumors that overexpress the HER-2/neu oncogene are administered weekly doses of tgDCC-E1A for up to six months. This trial is being conducted as an interpatient, escalating dose study with doses of tgDCC-E1A delivered intraperitoneally in the ovarian cancer patients and intrapleurally in the breast cancer patients. The objectives of the trial are to assess safety, levels of gene transfer and expression and tumor response. Two additional sites have been added to the study and it is expected that this clinical trial will be completed in 1997.

     A second Phase I clinical trial is expected to begin in early 1997 at M.D. Anderson, in which 12 to 24 patients with nonoperable primary head or neck tumors or metastatic breast or lung tumors are administered weekly doses of tgDCC-E1A, injected directly into the patient tumor, for up to two months. The trial is being conducted as an interpatient escalating dose study with two patients in each cohort. The objectives of the trial are to assess safety, levels of gene transfer and expression and tumor response. Two additional sites are being added to the study and it is expected that this clinical trial will be completed by the end of 1997.

     In 1996, the Company entered into a license, research and marketing agreement with Laboratoires Fournier S.C.A. ("Fournier") under which Fournier received exclusive rights to develop and commercialize tgDCC-E1A in Europe. See "Research and Development Collaborations."

     Targeted CTLs. The Company has conducted certain preclinical experiments directed to the isolation and ex vivo multiplication of CTLs specific to colon tumor cells. Also, in conjunction with a recently completed investigator-sponsored melanoma tumor vaccine clinical trial, the Company has shown that it can generate CTLs specific to melanoma tumor cells, multiply these CTLs in the REM process and use them to kill cancer cells in vitro. Based on these and other experiments, the Company believes that a potentially effective cancer therapy may be developed based on the infusion of large numbers of Targeted CTLs that kill specific tumor cells. However, due to resource constraints and also due to the Company's growing commitment to cancer therapy using the E1A tumor suppressor, the Company will not pursue clinical trials of Targeted CTLs for cancer unless a corporate collaboration in this area is completed.

  INFECTIOUS DISEASES

     Human Immunodeficiency Virus ("HIV"). HIV is a retrovirus that is the cause of AIDS, a condition that is characterized by loss of CD4 cells and progressive immunologic impairment and death. According to the Centers for Disease Control and Prevention, approximately one million people in the United States have been infected with HIV. The World Health Organization estimates that approximately 17 million people worldwide have been infected with HIV and projects that the worldwide incidence of HIV infection will grow to 30 million to 40 million people by the end of the century.

     The Company and certain other researchers believe that the key to successful long-term treatment of HIV infection may lie in manipulating and harnessing the cell-mediated arm of the immune response. Researchers have found that HIV-infected people who remain symptom-free for prolonged periods have high levels of CTLs that suppress viral proliferation in CD4 cells. The Company believes that the provision of large quantities of cloned HIV-specific CTLs may provide a means of allowing HIV-infected people to maintain an effective immune response, thereby preventing progression to AIDS.

     In early 1996, the Company began a Phase I clinical trial at the Fred Hutchinson Cancer Research Center (the "Hutchinson Center") in which up to eight HIV-infected patients are being administered five escalating doses of Targeted CTLs specific to the HIV gag protein. The first three doses will consist of unmarked cells and the last two will consist of cells modified with a retroviral vector containing a marker gene. Patients in the trial will be monitored for safety, persistence of the infused Targeted CTLs and changes in viral burden. This trial is expected to be completed in 1997.

     Hepatitis B. Hepatitis B virus ("HBV") is a disease of global significance, with over 300 million carriers worldwide. HBV is the cause of up to 80% of cases of primary liver cancer. Over 75% of the chronic carriers of HBV are in Asia. It is estimated that 200,000 to 300,000 HBV infections occur annually in the United States and that chronic infection develops in approximately 10% of those cases.

     During acute HBV infection most patients develop a strong immune response that is capable of clearing the virus. In contrast, the CTL response to HBV is usually not detectable in chronically infected patients. The lack of core specific CTL response may contribute to failure of virus elimination resulting in chronic inflammation. Thus, the Company believes that restoring the immune response by administering Targeted CTLs specific for HBV may provide an effective means to treat patients with this chronic disease.

     In 1997, the Company plans to take the necessary steps to adapt its Targeted CTL technology to the treatment of HBV in preparation for a preclinical study in which chimpanzees infected with HBV will be administered Targeted CTLs. The objective of the study, expected to begin in late 1997, is to establish safety of the therapy and, potentially, obtain proof of concept that HBV-specific Targeted CTLs may be promising as a treatment for humans infected with HBV.

CORE TECHNOLOGIES

     The Company is developing a broad range of core technologies that it believes will allow it to address issues specific to a variety of diseases. The Company believes that in the area of gene therapy, different disease targets will require different methods of gene delivery, depending on the target cell to be modified, the duration of gene expression required and the need for in vivo or ex vivo delivery. Accordingly, the Company is developing multiple gene delivery systems based on three different vector technologies: AAV, non-viral and retroviral. In certain treatments, for which in vivo modification of slowly dividing or nondividing target cells is required or preferred, such as modification of lung cells to treat cystic fibrosis, the Company is utilizing its AAV vector technology. The Company uses its retroviral vector technology in therapeutic areas where permanent modification of rapidly dividing cells is necessary. In therapeutic indications where the use of AAV and retroviral vectors is not desirable or feasible, the Company is utilizing its non-viral delivery systems. The Company believes that non-viral vectors may provide greater flexibility relating to the size and sequence of transfered genes and may also allow targeted delivery in vivo.

     In the area of cell therapy, the Company's expertise in isolating and multiplying CTLs forms the basis for a series of potential immunotherapies.

  GENE THERAPY

     Overview. Gene therapy is an approach to the treatment and prevention of genetic and acquired diseases that involves the insertion of genetic information into target cells to produce specific proteins needed to correct or modulate disease conditions. Proteins are the fundamental components of all living cells and are essential to cellular structure, growth and function. Proteins are produced by cells from a set of genetic instructions encoded in DNA, which contains all the information necessary to control cellular biological processes. DNA is organized into segments called genes, with each gene containing the information required to express, or produce, a specific protein.

     An alteration in the function of, or absence of, specific genes is responsible for causing some diseases, including inherited diseases such as cystic fibrosis and certain types of cancer. Gene therapy may be used to treat such diseases by replacing a missing or defective gene to facilitate the normal protein production capabilities of cells. In addition, gene therapy may be used to enable cells to perform additional roles in the body, such as enhancing the function of the immune system to fight infectious diseases or cancer. Gene therapy may also be used to inhibit production of undesirable proteins or viruses within cells.

     A key factor in the progress of gene therapy is the development of safe and efficient methods of transferring genes into cells. For transfer into cells, the gene is incorporated into a delivery system called a vector. Vectors may be derived from either viral or non-viral systems. The most common gene delivery approach to date relies on viral gene transfer, whereby modified viruses are used to transfer the desired genetic material into host cells. The process of gene transfer can be accomplished ex vivo (outside the body), in which cells are removed from the patient, genetically modified, and then reinfused into the patient, or in vivo (inside the body), in which vectors are introduced directly into the patient's body.

     The use of viruses takes advantage of their natural ability to introduce genes into host cells and use the host's metabolic machinery to produce proteins essential for the survival and function of the virus. In gene therapy applications, viruses are genetically modified to contain the desired genes and to inhibit the ability of the virus to reproduce. Successful application of viral gene transfer to indications requiring long-term gene expression entails a number of essential technical requirements, including the ability of the viral vector to carry desired segments of genes, to transfer genes into a sufficient number of target cells and to enable genes contained in the viral vector to persist in the host cell. A number of different viral vectors, including AAV and retroviral vectors, are being used for potential gene therapy applications requiring long-term gene expression.

     Current non-viral vector systems generally consist of DNA incorporating the desired gene, combined with various compounds aimed at enabling the DNA to be taken up by the host cell. These in vivo gene delivery approaches include encapsulating genes into lipid carriers such as liposomes, which facilitate the entry of DNA into cells; ionically binding negatively charged DNA to the surface of cationic lipids which are positively charged prior to infusion; injecting pure plasmid or "naked" DNA in an aqueous solution; and directing DNA to receptors on target cells by combining the gene with protein carriers that are taken up by the cell.

     AAV Vectors. Targeted Genetics and its scientific collaborators have developed significant expertise with respect to the design and use of AAV vectors in gene therapy. The Company believes that certain features of AAV vectors make them particularly well suited for the treatment of a number of diseases: (i) AAV has never been associated with causing any human disease; (ii) AAV generally cannot replicate without the presence of a helper virus; (iii) AAV vectors contain no viral genes that, if present, might produce unwanted immune responses leading to side effects or reduced efficacy; (iv) unlike some other types of viral systems, AAV vectors can introduce genes into nondividing or slowly dividing cells, such as cells lining the airway of the lung; (v) AAV vectors may persist in the host cell to provide relatively long-term expression; and (vi) AAV vectors can be purified and concentrated, and thereby may allow for more efficient manufacturing.

     The Company is building its proprietary position in AAV through the development or acquisition of exclusive rights to inventions that (i) provide important enhancements to AAV vectors; (ii) demonstrate novel approaches to the use of AAV vectors for gene therapy; and (iii) establish new and improved methods for large-scale production of AAV vectors. The Company has exclusive rights from the National Institutes of Health (the "NIH") to an issued patent for use of a novel AAV vector for cystic fibrosis.

     In addition to its development program for cystic fibrosis, the Company is conducting research to assess the potential for delivery of genes to other target cells using AAV vectors. To date, the Company has focused its efforts in this area to cells of the cardiovascular system and the gastrointestinal tract. With the Company's newly increased capacity to manufacture AAV vectors for preclinical research purposes, it plans to examine the use of AAV vectors in additional cell types, both internally, to the extent resources are available to do so, and through academic collaborators.

     Non-Viral Vectors. The Company has exclusive rights to a significant body of non-viral gene delivery technology based on the use of cationic lipids to promote the uptake of DNA into cells. The Company believes that non-viral vectors may have several characteristics that may make them particularly well suited for the treatment of certain diseases, including (i) the ability to target such vectors to a specific cell type; (ii) relative ease of manufacture; and (iii) the ability to transfer relatively large segments of DNA in a single vector. These non-viral vectors are formulated by complexing negatively charged DNA with cationic lipids which are positively charged to promote DNA uptake by cells. Such complexes appear to have good safety profiles and can be used in vivo as well as ex vivo. For in vivo use, these complexes can potentially be delivered topically, intravenously, intraperitoneally, intrapleurally or by aerosol.

     The Company intends to develop a series of these non-viral delivery systems originated by Dr. Leaf Huang of the University of Pittsburgh. His original DC Chol system, which appears to have a favorable clinical toxicity profile, was used in two clinical trials by unaffiliated investigators prior to the Company using it in its tgDCC-E1A cancer clinical trials. The Company has acquired an exclusive license to an issued U.S. patent for the original DC Chol system for the treatment of certain cancers, including, among others, breast, ovarian and lung cancers. Dr. Huang is developing a series of non-viral delivery systems for which the Company has obtained exclusive worldwide rights in the field of gene therapy from the University of Pittsburgh. One type of system under development employs additional analogs of DC Chol that may have a more favorable toxicity profile. In another system, the DNA is condensed into particles of defined size that have gene transfer efficiency that is fifty- to eighty-fold higher than the original DC Chol system. An alternate version of this system is being developed that includes specific ligands to enhance delivery to specific target cells and to increase stability when delivered intravenously. An additional system being developed also has increased efficiency of gene transduction and higher stability in serum for intravenous delivery. Specific formulations will be chosen for various applications based on the type of target cell, desired mode of administration and biology of the disease.

     Retroviral Vectors. The Company uses retroviral vectors to modify T cells and stem cells. These cells multiply to generate large numbers of progeny (daughter) cells and are well suited as targets for retroviral vectors that can modify only rapidly dividing cells. The Company believes that it has positioned itself at the forefront of retroviral gene delivery technology through its exclusive relationship with Dr. A. Dusty Miller, a leader in the development of packaging cell lines for retroviral vectors. One of Dr. Miller's more recent inventions in this area is a new type of retroviral vector packaging cell line called PG13, which the Company has licensed exclusively from the Hutchinson Center. Vectors produced in this cell line have been shown to have improved efficiency for ex vivo transfer of genes to human blood cells such as T cells and stem cells.

     To date, the Company's internal efforts with retroviral vectors have been primarily oriented toward improvements in the design, manufacture and methods of using such vectors for gene transfer and expression. Additionally, the Company has manufactured retroviral vectors for several investigator-sponsored clinical trials. In one such clinical trial, peripheral blood stem cells were reinfused into Gaucher disease patients after ex vivo transduction with the Company's retroviral vectors containing the GC gene. The results of this clinical trial have confirmed the Company's belief that current technology and know how related to stem cell gene therapy must be improved in order to provide the increased level of gene transfer and expression necessary to result in an effective therapeutic product. Although the Company believes that retroviral vectors show long-term promise for the ex vivo delivery of therapeutic genes, the Company's only current effort internally in the area of retroviral vectors relates to the process used to generate Targeted CTLs. Given this low level of internal development activity related to retroviral vectors, the Company is pursuing licensing arrangements for use of the PG13 vector for applications outside the Company's interests.

  TARGETED CTLS

     Overview. The immune system is the body's major defense mechanism responsible for protecting against disease. It functions through a complex interplay of components and allows the body to detect foreign agents and thereby defend against infections and diseases. The immune system recognizes parts of proteins called antigens that are present on the surface of diseased cells but are not present on normal cells. The immune response to an antigen involves the integrated action of various classes of white blood cells, including lymphocytes. Lymphocytes comprise two major classes: B cells, which produce antibodies that mediate humoral immunity, and T cells, which direct cell-mediated immunity.

     T cells direct cell-mediated immunity by recognizing antigens on diseased cells. The two main classes of T cells are CD4 cells and CD8 cells. In general, CD8 cells are CTLs that recognize, contact and kill the diseased cells. CD4 cells are primarily helper cells that coordinate the function of other immune cells, including CTLs, by secreting growth factors known as cytokines. CTLs are disease-specific, i.e., they individually recognize and bind to only a single, specific antigen. Furthermore, only in the presence of CD4 helper cells do these specific CTLs proliferate to produce the large population of antigen-specific CTLs required to elicit an effective immune response.

     In some disease states, the immune system fails to mount or maintain an effective immune response. For infectious diseases and cancer, it is believed such failure may be associated with an inadequate CTL response. For example, HIV infects and kills CD4 cells, which leads to subsequent loss of CTL function and, thus, to destruction of the immune system by the virus.

     Targeted CTL Cell Therapy. Targeted Genetics is working to develop a highly targeted form of cell therapy, which is intended to produce a powerful, disease-specific immune response through the infusion of large numbers of antigen-specific CTLs. In the Company's Targeted CTL program, antigen-specific CTLs are isolated from a small sample of the patient's blood, multiplied to large numbers ex vivo and then reinfused into the patient. In essence, these Targeted CTLs are intended to amplify the natural disease-fighting function of the immune system relating to specific infected or cancerous cells.

     The Company believes that its Targeted CTL program represents an improvement over other approaches to immunotherapy because it is based on cloned, antigen-specific CTLs. The Company believes that Targeted CTLs may be more effective than other immunotherapy approaches because virtually all of the reinfused cells will be CTLs targeting the specific diseased cells. The Company also believes that the safety and side effect profile may be improved over other immunotherapy approaches because of the uniformity and consistency of the reinfused cells.

     The Company's focus on Targeted CTLs originated from research conducted by its collaborators at the Hutchinson Center, Drs. Philip Greenberg and Stanley Riddell. These researchers conducted a Phase I clinical trial to evaluate the safety of infusing donor-derived, CMV-specific CTLs to bone marrow transplant patients, and the potential of this approach for providing an immune response against CMV during the short period in which transplant patients have a high probability of developing CMV. This trial, which was published in The New England Journal of Medicine in October 1995, was the first clinical trial in which cloned, antigen-specific CTLs had been used. None of the 14 patients receiving the CTLs developed CMV viremia or disease.

     Rapid Expansion Method. The Targeted CTL program is based on the Company's proprietary REM technology, which is used to rapidly grow CTLs prior to infusion into the patient. REM represents a significant improvement over other methods of multiplying T cell clones. Using REM, CTL clones can be multiplied over a thousandfold in less than two weeks. The Company has demonstrated that REM enables it to grow billions of CTLs from individual cloned cells over several weeks, while preserving the cells' disease-fighting capabilities in vitro. The Company has seen consistent results from REM in both CD8 and CD4 T cells and for all disease specificities tested to date. The Company has shown that REM is effective for growing Targeted CTLs specific for HIV, CMV, malignant melanoma and prostate tumor peptides. The Company has filed patent applications, on a worldwide basis, relating to the original REM process and to subsequent process improvements.

RESEARCH AND DEVELOPMENT COLLABORATIONS

  LABORATOIRES FOURNIER S.C.A.

     In May 1996, the Company and Fournier entered into a license, research and marketing agreement under which Fournier received exclusive rights to develop and commercialize in Europe tgDCC-E1A and any other product candidates based on the E1A tumor suppressor gene and developed pursuant to the agreement. Fournier has agreed to coordinate development of tgDCC-E1A in Europe by conducting clinical trials, preparing and filing submissions for regulatory approval in its territory and paying all associated costs, while the Company has corresponding responsibilities with respect to development and commercialization in the United States.

     Fournier has paid a $5 million upfront license fee and $1.5 million of milestone payments through the end of 1996. The agreement provides that Fournier will make additional milestone payments to the Company upon the achievement of specified goals by Fournier or the Company and royalties on sales of resulting products, if any. In addition, if the parties are able to negotiate a mutually acceptable supply agreement, the Company will be entitled to manufacture products for Fournier in return for manufacturing fees. Pursuant to the agreement, the Company has agreed to indemnify Fournier with respect to claims incurred as a result of the manufacture, supply or sale of tgDCC-E1A. The agreement may be terminated if the parties mutually agree on or about the second anniversary of the agreement that the results of the collaboration are unsatisfactory.

  PASTEUR MERIEUX

     In December 1995, the Company entered into an agreement with Pasteur Merieux pursuant to which Pasteur Merieux was granted an exclusive worldwide license and sublicense to certain technology and patent rights relating to DC Chol as an immunoadjuvant in traditional vaccines. In consideration of such grant, Pasteur Merieux paid a process development fee and an upfront license fee. In addition, the Company may receive milestone payments upon realization of certain benchmarks and a royalty on sales of the products, if any, incorporating the underlying technology.

RELATIONSHIP WITH IMMUNEX CORPORATION

     Targeted Genetics was formed in 1989 as a subsidiary of Immunex Corporation ("Immunex"), a biotechnology company developing immunoregulatory proteins as therapeutics. In February 1992, Targeted Genetics and Immunex entered into a technology license agreement. In exchange for shares of Preferred Stock, which were converted into 1,920,000 shares of Common Stock at the time of the Company's initial public offering, Immunex granted a worldwide, exclusive field of use license to Targeted Genetics for certain Immunex proprietary technology specifically applicable to Targeted Genetics' gene therapy business. The technology transferred from Immunex to Targeted Genetics relates to gene identification and cloning, panels of retroviral vectors, packaging cell technology, recombinant cytokines, DNA constructs, cell lines, promoter/enhancer elements and immunological assays. In addition, until February 1999, the Company has the option to acquire a nonexclusive, worldwide, fully paid royalty-free license (and in certain cases an opportunity to negotiate the conversion of a nonexclusive license into an exclusive license) for certain additional technology relating to Targeted Genetics' gene therapy business. Targeted Genetics granted to Immunex a right of first offer and a 30-day right of first refusal on technology the Company intends to out-license that is based on Immunex technology. The Company may accept or reject any offers made by Immunex under such rights. Immunex currently owns approximately 13% of the Company's outstanding common stock.

PATENTS AND PROPRIETARY RIGHTS

     Patents and licenses are important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of its business. The Company also relies on trade secrets, know how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. To date, the Company has filed or exclusively licensed 39 patent applications relating to its product and technology development programs with the United States Patent and Trademark Office (the "USPTO"), as well as foreign counterparts of certain of these applications in Europe, Japan and certain other countries. Of these patent applications, 5 patents have been issued or allowed by the USPTO.

     In addition to the intellectual property that Targeted Genetics owns or has exclusively licensed, the Company has licensed several issued and pending patents that relate to its development programs on a nonexclusive basis. Among these are the two key patents that relate to the use of AAV vectors for gene therapy licensed from the NIH and the University of Florida Research Foundation. In addition, the Company has acquired nonexclusive rights to the cystic fibrosis gene being delivered in an AAV vector.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to human therapeutic uses. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, the Company is currently involved in one patent interference proceeding declared by the USPTO to determine priority of invention relating to certain components that may be useful in retroviral vectors and may have to participate in additional interference proceedings. Although the Company does not anticipate that material expenditures will be made in connection with such proceedings, participation could result in substantial cost to the Company, even if the eventual outcome were favorable to it. In addition, although the Company believes that the technology which is the subject of the current patent interference proceeding is not material to its current product development programs, there can be no assurance that such technology will not become material in the future. If the outcome of the current or any additional interference proceeding were unfavorable, the Company may be unable to obtain rights to the invention involved. There can be no assurance that the Company's patents, if issued, would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were adverse, the Company's business could be materially adversely affected. The Company is unable to predict how courts will resolve any future issues relating to the validity and scope of its patents should they be challenged.

     A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or result in denial of the Company's patent applications. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that the Company would be able to develop or obtain alternative technology.

     Furthermore, as the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or use of the affected process. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. If the Company becomes involved in such litigation, it could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If there were an adverse outcome of any such litigation, the Company's business could be materially adversely affected. In addition to any potential liability for significant damages, the Company could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all.

     In addition to patent protection, the Company relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology. To protect its trade secrets, the Company requires its employees, consultants, scientific advisors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration with the Company. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

COMPETITION

     The Company is aware of a number of companies and institutions that are developing or considering the development of potential gene therapy and cell therapy treatments, including early-stage gene therapy companies, fully integrated pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers. In addition, the Company's potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on established technologies. Many of the Company's competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. In addition, the competitive positions of other early-stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies or academic institutions. The Company's competitors may succeed in developing, obtaining patent protection for, receiving FDA and other regulatory approvals for, or commercializing products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has no experience. The Company also competes with others in acquiring products or technology from research institutions or universities. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's potential products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENTAL REGULATION

     All of the Company's potential products will require regulatory approval by U.S. and foreign governmental agencies prior to commercialization in such countries. Human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval procedures administered by the FDA and similar authorities in foreign countries. The FDA exercises regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, reporting, quality control, advertising, promotion, export and sale of the Company's potential products. Similar requirements are imposed by foreign regulators. In some cases, state requirements also apply.

     Gene therapy and cell therapy are relatively new technologies and have not been extensively tested in humans. The regulatory requirements governing gene and cell therapy products and related clinical procedures are uncertain and are subject to change. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic product is likely to take several years, if ever, and involve substantial expenditures. Moreover, ongoing compliance with applicable requirements can entail the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company in its efforts to secure necessary governmental approvals, which could delay or preclude the Company from marketing its products.

     The activities required before a new therapeutic agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation and may require animal studies to assess the product's potential safety and efficacy. Animal safety studies must be conducted in accordance with the FDA's Good Laboratory Practice regulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the trial, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The FDA's review or approval of a study protocol does not necessarily mean that, if the trial is successful, it will constitute proof of efficacy or safety. Further, each clinical trial must be approved by and conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB is also responsible for continuing oversight of the approved protocols in active trials. An IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given trial to be initiated or completed.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, gene therapy clinical trials generally are conducted with a small number of patients, who may or may not be afflicted with a specific disease, to determine the preliminary safety profile. In Phase II, clinical trials are conducted with larger groups of patients afflicted with a specific disease in order to determine preliminary efficacy and optimal dosages and to obtain expanded evidence of safety. In Phase III, large-scale, multicenter, comparative clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for market approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. Because gene therapy products are a new category of therapeutics, there can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish to its satisfaction the safety and efficacy of such products.

     FDA marketing approval must be obtained after completion of clinical trials of a new product. The Company expects that its products will be regulated as biologic drugs. According to the FDA's 1993 notice outlining its regulatory approach to somatic and gene therapy products, these products are also subject to the drug provisions of the Federal Food, Drug and Cosmetic Act. This notice also stated, however, that the FDA's regulatory approach may evolve as scientific knowledge increases in the area of somatic and gene therapy. Current regulations relating to biologic drugs will require the Company to submit to the FDA both a Product License Application ("PLA") and an Establishment License Application ("ELA"), which must be approved by the FDA before commercial marketing is permitted. The PLA/ELA must include results of product development activities, preclinical studies and clinical trials, in addition to detailed manufacturing information. FDA approval of PLA/ELAs generally takes at least one year. The process may take substantially longer if the FDA has questions or concerns about a product. The FDA may also request additional data relating to safety or efficacy. Notwithstanding the submission of relevant data, the FDA may ultimately decide that a PLA/ELA does not satisfy its regulatory criteria for approval. The FDA may also modify the scope of the desired claims or require the addition of warnings or other safety-related information and require additional clinical tests following approval to confirm product safety and efficacy (Phase IV trials). Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or in withdrawal of the product from the market, as well as possible civil or criminal sanctions.

     The FDA recently amended its regulations to eliminate the ELA requirement for therapeutic DNA plasmid products, therapeutic synthetic peptide products of 40 or fewer amino acids, monoclonal antibody products for in vivo use, and therapeutic recombinant DNA-derived products. Manufacturers of these products will instead be required to submit a biologics license application, which will include, among other information, nonclinical and clinical data demonstrating that the manufactured product meets prescribed standards for safety, purity and potency, and information pertaining to manufacturing methods. It is unclear whether any of the Company's products will fall within the category of products for which the ELA requirement has been eliminated, or what effect such elimination may have on product development and FDA review.

     The FDA requires that manufacturers of a product comply with current Good Manufacturing Practices ("cGMP") requirements, both as a condition of product approval and on a continuing basis. In complying with cGMP requirements, manufacturers must expend time, money and effort on a continuing basis in production, record keeping and quality control. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. Failure to pass such inspections may subject the manufacturer to possible FDA action such as the suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA may also require the manufacturer to recall a product.

     In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources.

HUMAN RESOURCES

     At December 31, 1996, Targeted Genetics had 88 employees; 69 of these employees were directly involved in research and development, of whom 17 had Ph.D. or M.D. degrees. A significant number of the

Company's management and professional employees have prior experience with other biotechnology or pharmaceutical companies. The Company considers its relations with its employees to be good.

     The Company's success will depend in large part on its ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. There can be no assurance that the Company will be successful in retaining its existing personnel or advisors, or in attracting additional qualified employees.

EXECUTIVE OFFICERS

     The following are the executive officers of Targeted Genetics who will serve in the capacities noted until their successors are duly appointed and qualified.

                NAME                  AGE                              POSITION
------------------------------------  ---         --------------------------------------------------
H. Stewart Parker                     41          President, Chief Executive Officer and Director
Barrie J. Carter, Ph.D.               52          Executive Vice President and Director of Research
                                                    and Development
Richard Daifuku, M.D., Ph.D.          44          Vice President, Clinical Affairs
James A. Johnson                      40          Vice President, Finance, Chief Financial Officer,
                                                    Treasurer and Secretary

     H. STEWART PARKER managed the formation of Targeted Genetics as a wholly owned subsidiary of Immunex and has been President, Chief Executive Officer and a director since the Company's inception in 1989. She served in various capacities at Immunex from August 1981 through December 1991, most recently as Vice President, Corporate Development. Ms. Parker also served as President and a director of Receptech Corporation, a company formed by Immunex in 1989 to accelerate the development of soluble cytokine receptor products ("Receptech"), from February 1991 to January 1993. She received her B.A. and M.B.A. from the University of Washington.

     BARRIE J. CARTER is Executive Vice President and Director of Research and Development of Targeted Genetics. He joined the Company in August 1992. For the previous 22 years he was employed by the NIH in Bethesda, Maryland where he was Chief of the Laboratory of Molecular and Cellular Biology in the National Institute for Diabetes and Digestive and Kidney Diseases from 1982 to 1992. Dr. Carter received his B.Sc. (Honors) from the University of Otago, Dunedin, New Zealand and his Ph.D. in the Biochemistry Department of the University of Otago Medical School. He then spent a period of postdoctoral training at the Imperial Cancer Research Fund Laboratories in London, England before joining the NIH. His long-term research interests are in molecular biology of viruses, development of AAV vectors and gene therapy. Dr. Carter serves on the Editorial Boards of Human Gene Therapy and Molecular Therapeutics: Gene Therapy & Oligonucleotides and as an Associate Editor of Virology. Since 1995, he has been an Affiliate Professor of Medicine at the University of Washington Medical School.

     RICHARD DAIFUKU joined the Company in January 1995 as Vice President, Clinical Affairs. Prior to that, from January 1992 to January 1995, Dr. Daifuku served in a variety of positions at Amgen Corporation (a biotechnology company), including Associate Director, Infectious Diseases and Product Development Team Leader. From June 1990 to January 1992, he was Associate Medical Director at Cetus Corporation (a biotechnology company) and a Clinical Instructor at the University of California at San Francisco. Dr. Daifuku is board certified in internal medicine and from 1987 to 1990, completed his fellowship in infectious disease at the UCLA Center for Health Sciences. Dr. Daifuku received his B.A. in biology from Boston University, his M.S. in Environmental Health Sciences from Harvard School of Public Health, and his M.D. and Ph.D. in Epidemiology from the University of Washington.

     JAMES A. JOHNSON joined the Company in March 1994 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. He was employed by Immunex from January 1988 to February 1994, initially as Director of Finance and as Vice President, Finance since February 1990. While at Immunex, Mr. Johnson served as Treasurer of Targeted Genetics from its inception in 1989. From November 1989 to

January 1993, he also served as Treasurer and Assistant Secretary of Receptech. He received his B.A. from the University of Washington.

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

     Early Stage of Product Development, Technological Uncertainty. The Company has no commercial products and all of its potential products are in research, development or early-stage clinical trials. Prior to any commercial use, these potential products will require significant additional research and development, extensive clinical testing and regulatory approval. There can be no assurance that the Company's efforts to develop, test and gain regulatory approval of its potential products will be successful.

     History of Losses and Uncertainty of Future Results. Targeted Genetics is a development stage company and has generated minimal revenues and significant net losses since inception. The Company expects to incur substantial additional losses over at least the next several years. To achieve profitable operations, Targeted Genetics, alone or with corporate collaborative partners, must successfully develop, manufacture, obtain regulatory approvals and market its potential products. There can be no assurance that the Company's efforts in these areas will be successful.

     Uncertainties Relating to Clinical Trials. Existing data on the safety and efficacy of gene and cell therapy treatments are very limited. There can be no assurance that clinical trials of the Company's potential products will demonstrate safety and efficacy. Furthermore, there can be no assurance that the Company will not encounter unacceptable side effects or other problems in clinical trials of its potential products that will cause the Company to delay or discontinue development of such products. The rate of completion of the Company's clinical trials depends on, among other factors, the rate of patient enrollment. Delays in patient enrollment may result in increased costs, delays or termination of clinical trials.

     Need for Additional Capital. The Company expects negative cash flow from operations to continue and to increase for the foreseeable future. The Company will require substantial additional funds to continue the development and commercialization of its potential products. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its research and development programs. Furthermore, if at any time the Company's funds are depleted, the Company may be required to cease operations.

     Uncertainty of Patent Position and Proprietary Rights. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company. Patent positions in the biotechnology field are highly uncertain and involve complex legal, scientific and factual questions. There can be no assurance that any patent application relating to the technology used by the Company will result in a patent being issued or that, if issued, the patent will afford protection against competitors. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. If the Company becomes involved in patent litigation, it could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. In addition to any potential liability for significant damages, the Company could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all. The Company also relies upon unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology. See "Business -- Patents and Proprietary Rights."

     Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. The process of obtaining regulatory approvals for clinical trials or for the manufacturing or marketing of the Company's potential products is costly and time-consuming and is subject to unanticipated delays. There can be no assurance that the Company will be able to obtain the necessary regulatory approvals for manufacturing or marketing any of its product candidates. Even if regulatory approval of a potential product is obtained, later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions. All manufacturing operations also are subject to the FDA's current Good Manufacturing Practice ("cGMP") requirements on an ongoing basis. There can be no assurance that the Company will be able to attain or maintain compliance with cGMP requirements. See "Business -- Governmental Regulation."

     Dependence on Corporate Collaborators. The Company will depend to a significant extent on collaborative partners, licensees or other entities for development, manufacturing and commercialization of its potential products. Although the Company believes that such collaborative partners would have an economic motivation to commercialize products that result from the Company's research and development efforts, the amount and timing of resources devoted to these activities would be controlled by such partners. Furthermore, there can be no assurance that present or future collaborators will not pursue existing or alternative technologies in preference to potential products being developed in collaboration with the Company.

     Competition. The Company is experiencing intense competition from companies developing gene and cell therapy technologies as well as those using more traditional approaches to treating human diseases. Many of these competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. Consequently, the Company's competitors may succeed in commercializing products more rapidly than the Company. The Company's competitors may also manufacture and market competitive products more successfully than the Company's potential products. Such developments could render the Company's potential products less competitive or obsolete. See "Business -- Competition."

     Rapid Technological Change. Gene and cell therapy are new and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Rapid technological development could result in actual and proposed technologies, products or processes of the Company becoming obsolete prior to successful commercialization.

     Dependence on Key Personnel and Scientific Collaborators. The Company's success will depend in large part on its ability to attract and retain key employees and scientific collaborators. There can be no assurance that the Company will be successful in retaining its existing personnel or in attracting additional qualified employees. The Company also depends on the continued availability of outside scientific collaborators who perform research in certain areas relevant to the Company's research. There can be no assurance that the Company will be successful in maintaining its relationships with scientific collaborators, or that inventions or processes developed by the Company's collaborators will become the property of the Company.

     No Commercial Manufacturing or Marketing Capability. The Company's current facilities and staff will need to be expanded, or supplemented through the use of contract providers, for large-scale clinical or commercial production of its potential products. In addition, the Company has no experience in sales and marketing. To market any products that may result from its development programs, Targeted Genetics will have to develop marketing and sales capabilities, either on its own or in conjunction with others. There can be no assurance that the Company will be successful in obtaining the necessary manufacturing or marketing capabilities. Furthermore, the Company's dependence upon third parties for the manufacture, marketing and sale of its potential products may materially adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

     Hazardous Materials; Environmental Matters. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by applicable laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources.

     Product Liability. The testing, manufacture, marketing and sale of human healthcare products entail the inherent risk of liability claims or product recalls and associated adverse publicity. The Company currently has a limited amount of product liability insurance. Such insurance is expensive and there can be no assurance that it will continue to be available in sufficient amounts and on acceptable terms, if at all. A product liability claim or product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

     Targeted Genetics currently occupies approximately 33,000 square feet of laboratory and office space in a single facility in Seattle, Washington. The lease expires on April 1, 1999 and includes options to extend the lease term for three consecutive five-year periods. The average annual rent payment during the initial term of the lease is approximately $408,000. In 1996, the Company entered into a lease for approximately 4,700 square feet of office space in an office complex adjoining its primary facility. The lease expires on March 31, 2004 and includes options to extend the lease term for two consecutive five-year periods. The average annual rent payment during the initial term of the lease is approximately $95,000. The Company believes its current facilities, together with approximately 2,000 square feet of expansion space remaining in its primary facility and additional expansion space available in the adjoining office complex, will be adequate to meet its projected needs for the next several years. Within that time frame, the Company may be required to locate alternative facilities, depending on the Company's growth and development.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol TGEN. At March 1, 1997, there were approximately 1,400 holders of the Company's common stock. The Company has never paid cash dividends and does not anticipate paying them in the foreseeable future. The following table sets forth for each calendar quarter indicated, the high and low sale prices for the Company's common stock.

            1995
            1st Quarter...........................................  $ 6 3/8     $ 3 7/8
            2nd Quarter...........................................    5 5/8       3 1/2
            3rd Quarter...........................................    6 1/2       3 5/8
            4th Quarter...........................................    5 5/8       3 3/4

            1996
            1st Quarter...........................................  $ 7 1/4     $ 4
            2nd Quarter...........................................    6 1/4       3 7/8
            3rd Quarter...........................................    5           2 7/8
            4th Quarter...........................................    5 1/4       3 1/2

     On February 21, 1996, the Company issued to Lehman Brothers, Inc. an aggregate of 2,461 shares of its common stock in payment of certain advisory fees in a transaction not involving a public offering and therefore exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities

Act"). On June 19, 1996, the Company issued 3,636,364 shares of its common stock in connection with the merger of a wholly-owned subsidiary of the Company into RGene Therapeutics, Inc. ("RGene"). Such shares were issued to the former shareholders of RGene in a transaction not involving a public offering and therefore exempt pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. On December 20, 1996, the Company issued 16,000 shares of its common stock to the University of Pittsburgh as partial consideration for rights granted to the Company under a license agreement. Such shares were issued in a transaction not involving a public offering and therefore exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             1996          1995          1994          1993            1992
                                         ------------   -----------   -----------   -----------     -----------
RESULTS OF OPERATIONS
Revenues...............................  $  2,254,178   $   842,460   $   448,822   $   412,076     $   548,549
Expenses...............................    28,292,220    10,764,744     8,848,167     5,477,588       1,943,011
Net loss...............................   (26,038,042)   (9,922,284)   (8,399,345)   (5,065,512)     (1,394,462)
Net loss per share.....................         (1.59)         (.94)        (1.40)         N.M.(1)         N.M.(1)

FINANCIAL CONDITION
Cash, cash equivalents and securities
  available for sale...................  $ 19,051,070   $14,442,562   $11,474,787   $ 6,797,182     $15,266,485
Total assets...........................    25,139,052    19,960,460    17,045,881    12,115,184      15,876,914
Long-term obligations, including
  current portion......................     3,378,420     3,286,508     2,837,370     1,184,706          14,659
Shareholders' equity...................    19,507,788    15,772,836    13,242,145    12,115,184      15,296,537

---------------

(1) Per share amounts are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Targeted Genetics Corporation, a development stage company, was incorporated in March 1989 as a wholly owned subsidiary of Immunex Corporation. The Company's activities were carried out as a project within Immunex through December 31, 1991. In 1992, the Company began to operate independently from Immunex and raised $16.6 million, net of expenses, in a private placement of preferred stock. Through public offerings, the Company has raised an additional $38.4 million. In June 1996, the Company completed a merger with RGene Therapeutics, Inc. ("RGene"), a privately-held biotechnology company. Currently, the Company's only significant revenue sources are a research and development collaborative agreement and interest income earned on investments. The Company has generated an accumulated deficit of $53.6 million through December 31, 1996.

     It is not anticipated that the Company will have any product-related revenues for a number of years. Accordingly, the Company expects to generate substantial additional losses in the future attributable to the continuation of preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development. The Company's ability to achieve profitability depends in part on its ability alone and/or with others to complete the development of product candidates, obtain regulatory approvals, comply with applicable regulatory requirements and manufacture and market such products, of which there can be no assurance.

RISKS AND UNCERTAINTIES

     This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     For the year ended December 31, 1996, revenue under collaborative agreements increased to $1.2 million from $75,000 for the year ended December 31, 1995. The increase primarily resulted from receipt of milestone payments totaling $1.5 million net of $375,000 of royalty and other such payments due as a result of receiving such milestone payments under the Company's collaborative agreement with Laboratoires Fournier S.C.A. The milestones were earned through the enrollment of patients in a U.S. clinical trial for the treatment of breast and ovarian cancer and through completion of certain related regulatory activities. This agreement provides for additional milestone-based payments in the future; however, there can be no assurance that such milestones will be achieved.

     Investment income increased each year over the three-year period ended December 31, 1996. The increases in both 1996 and 1995 were attributable to a higher average investment balance during the year and higher rates of return on those balances.

     Research and development expenses have steadily increased over the three years ended December 31, 1996. Contributing to the $3.3 million increase in 1996 expense was approximately $1.6 million related to the RGene merger and continuation of the acquired research, development and clinical programs. Of this amount, approximately $1.3 million represented recurring, routine charges related to the RGene technology, and approximately $300,000 represented non-recurring employee termination payments. Also contributing to the increase in expenses in both 1996 and 1995 were a moderate increase in the level of expenses supporting the advancement of clinical, manufacturing process development and regulatory programs, as well as additional employees and related expenses in preclinical immunology. Research and development expenses are expected to increase in the future, primarily resulting from increased clinical trial activity. Continued growth, however, is dependent on the availability of capital.

     A one-time expense resulting from the acquisition of RGene was charged against income in 1996. Of the total RGene purchase price, $13.5 million was written-off in the second quarter to in-process research and development expense.

     General and administrative expenses increased to $2.9 million for the year ended December 31, 1996, compared with $2.3 million and $1.9 million for the years 1995 and 1994, respectively. The increase in 1996 general and administrative expenses included $338,000 incurred as a result of the RGene acquisition. These expenses were non-recurring in nature, with no expected impact on future periods. Other factors contributing to the increases in 1996 and 1995 expenses were increases in business development and investor relations activities and, to a lesser extent, modest growth in administrative staff.

     Interest expense increased to $397,000 for the year ended December 31, 1996, compared to $302,000 and $193,000 for the years 1995 and 1994, respectively. This expense item relates to equipment financing transactions. The increase each year is due to an increase in the amount of equipment purchases financed. The Company expects that it will continue to finance equipment purchases, if favorable terms are available.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash, cash equivalents and securities available for sale totaling $19.1 million, compared to $14.4 million at December 31, 1995. The increase was primarily attributable to the completion of a public stock offering and the cash held by RGene at the time of its acquisition in June 1996. The stock offering resulted in net proceeds of $14.6 million and the acquisition resulted in net cash received of

$1.6 million. The Company also completed equipment financing transactions totaling $1.1 million during 1996. Offsetting these increases, the Company used $10.4 million to fund its operations, $1.7 million for purchases of equipment, facility expansion and acquisition of technology and $1.0 million for payments under equipment leases and notes.

     The Company expects that its cash needs will continue to increase in future periods due to expansion of research and development programs, including those programs acquired as a result of the RGene merger, increased clinical trial activity, growth of administrative staff and expansion of its facilities to accommodate increased numbers of employees. Accordingly, the Company will need to raise substantial additional funds to continue development and commercialization of its products. The Company's future cash requirements will be affected by a number of factors, as described above in the section entitled "Risks and Uncertainties".

     The Company estimates that at its current rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet capital requirements at least through the end of 1997. The Company intends to strengthen its cash position by entering into agreements with corporate partners that would provide license fees, research and development funding and, potentially, equity investment. There can be no assurance that the Company will be successful in establishing any such collaborative arrangements or that any such future partner would be successful in commercializing products. Also, up to approximately $3.6 million of additional capital would be provided if warrant holders were to exercise approximately 770,000 outstanding warrants expiring in July 1997 and having an exercise price of $4.68. Depending on market conditions, the Company may also seek additional sources of public or private equity capital. Any additional funding received by the Company from any of these potential sources would be expected to extend the period over which the Company's cash resources would fund its capital requirements. There can be no assurance, however, that the warrants will be exercised or that adequate funds will be available when needed or will be available on terms favorable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     PAGE IN
                                                                                    FORM 10-K
                                                                                    ---------
Consolidated Balance Sheets at December 31, 1996 and 1995.........................     22
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994 and for the period from March 9, 1989 (date of
  inception) through December 31, 1996............................................     23
Consolidated Statement of Shareholders' Equity for the period from March 9, 1989
  (date of inception) through December 31, 1996...................................     24
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 and for the period from March 9, 1989 (date of inception) through
  December 31, 1996...............................................................     25
Notes to Consolidated Financial Statements........................................  26 - 33
Report of Ernst and Young LLP, Independent Auditors...............................     34

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $ 3,532,568     $ 2,154,814
  Securities available for sale...................................   15,518,502      12,287,748
  Prepaid expenses and other......................................      468,671         196,150
                                                                    -----------     -----------
     Total current assets.........................................   19,519,741      14,638,712
Property, plant and equipment, net................................    4,991,017       4,959,502
Other assets......................................................      628,294         362,246
                                                                    -----------     -----------
                                                                    $25,139,052     $19,960,460
                                                                    ===========     ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................  $ 1,887,880     $   564,403
  Accrued payroll and other liabilities...........................      364,964         336,713
  Current portion of long-term obligations........................    1,250,263         881,210
                                                                    -----------     -----------
     Total current liabilities....................................    3,503,107       1,782,326
Long-term obligations.............................................    2,128,157       2,405,298
Commitments
Shareholders' equity:
  Preferred stock, $.01 par value, 6,000,000 shares authorized,
     none outstanding.............................................           --              --
  Common stock, $.01 par value, 40,000,000 shares authorized,
     20,136,468 and 12,317,183 outstanding at December 31, 1996
     and 1995, respectively.......................................   73,115,362      43,295,436
  Unrealized gains on securities available for sale...............       19,387          66,319
  Deficit accumulated during development stage....................  (53,626,961)    (27,588,919)
                                                                    -----------     -----------
     Total shareholders' equity...................................   19,507,788      15,772,836
                                                                    -----------     -----------
                                                                    $25,139,052     $19,960,460
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        PERIOD FROM
                                                                                       MARCH 9, 1989
                                                                                         (DATE OF
                                              YEAR ENDED DECEMBER 31,                   INCEPTION)
                                    --------------------------------------------          THROUGH
                                        1996            1995            1994         DECEMBER 31, 1996
                                    ------------     -----------     -----------     -----------------
Revenues:
  Collaborative agreements........  $  1,202,965     $    75,000     $        --       $   1,277,965
  Investment income...............       923,720         667,835         448,822           3,001,002
  Other...........................       127,493          99,625              --             227,118
                                    ------------     -----------     -----------        ------------
          Total revenues..........     2,254,178         842,460         448,822           4,506,085
                                    ------------     -----------     -----------        ------------
Expenses:
  Research and development........    11,502,584       8,194,913       6,763,549          34,273,704
  In-process research and
     development..................    13,517,911              --              --          13,517,911
  General and administrative......     2,874,316       2,267,516       1,891,947           9,449,036
  Interest........................       397,409         302,315         192,671             892,395
                                    ------------     -----------     -----------        ------------
          Total expenses..........    28,292,220      10,764,744       8,848,167          58,133,046
                                    ------------     -----------     -----------        ------------
Net loss..........................  $(26,038,042)    $(9,922,284)    $(8,399,345)      $ (53,626,961)
                                    ============     ===========     ===========        ============
Net loss per share................  $      (1.59)    $     (0.94)    $     (1.40)
                                    ============     ===========     ===========
Shares used in computation of net
  loss per share..................    16,407,928      10,532,950       6,005,141
                                    ============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    PERIOD FROM MARCH 9, 1989 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1996

                                                                                      UNREALIZED
                                                                                         GAINS         DEFICIT
                                                                                       (LOSSES)      ACCUMULATED
                                                  COMMON STOCK          ADVANCES     ON SECURITIES      DURING          TOTAL
                              PREFERRED     ------------------------      FROM       AVAILABLE FOR   DEVELOPMENT    SHAREHOLDERS'
                                STOCK         SHARES       AMOUNT        IMMUNEX         SALE           STAGE          EQUITY
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Net loss from March 9, 1989
  (date of inception)
  through December 31,
  1991.....................  $         --           --   $        --   $ 2,807,316     $      --     $(2,807,316)   $         --
  Sale of common stock.....            --    1,080,000        27,600            --            --              --          27,600
  Issuance of 1,920,000
    shares of Series A
    preferred stock to
    Immunex in repayment of
    advances...............     2,807,316           --            --    (2,807,316)           --              --              --
  Sale of 3,675,986 shares
    of Series B preferred
    stock, net of issuance
    costs of $772,415......    16,597,399           --            --            --            --              --      16,597,399
  Issuance of common stock
    as compensation........            --      120,000        66,000            --            --              --          66,000
  Net loss -- 1992.........            --           --            --            --            --      (1,394,462)     (1,394,462)
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Balance at December 31,
  1992.....................    19,404,715    1,200,000        93,600            --            --      (4,201,778)     15,296,537
  Net loss -- 1993.........            --           --            --            --            --      (5,065,512)     (5,065,512)
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Balance at December 31,
  1993.....................    19,404,715    1,200,000        93,600            --            --      (9,267,290)     10,231,025
  Sale of common stock in
    initial public
    offering, net of
    issuance costs of
    $1,404,056.............            --    2,154,345    11,522,014            --            --              --      11,522,014
  Conversion of Series A
    and B preferred stock
    to common stock........   (19,404,715)   5,595,986    19,404,715            --            --              --              --
  Exercise of stock
    options................            --        8,500         4,555            --            --              --           4,555
  Unrealized losses on
    securities available
    for sale...............            --           --            --            --      (116,104)             --        (116,104)
  Net loss -- 1994.........            --           --            --            --            --      (8,399,345)     (8,399,345)
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Balance at December 31,
  1994.....................            --    8,958,831    31,024,884            --      (116,104)    (17,666,635)     13,242,145
  Sale of common stock and
    830,598 warrants, net
    of issuance costs of
    $214,519...............            --    3,322,392    12,244,461            --            --              --      12,244,461
  Exercise of stock
    options................            --       35,960        26,091            --            --              --          26,091
  Unrealized gains on
    securities available
    for sale...............            --           --            --            --       182,423              --         182,423
  Net loss -- 1995.........            --           --            --            --            --      (9,922,284)     (9,922,284)
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Balance at December 31,
  1995.....................  $         --   12,317,183   $43,295,436   $        --     $  66,319     $(27,588,919)  $ 15,772,836
  Sale of common stock, net
    of issuance costs of
    $1,476,779.............            --    4,025,000    14,623,221            --            --              --      14,623,221
  Issuance of common stock
    in RGene acquisition...            --    3,636,364    14,854,546            --            --              --      14,854,546
  Exercise of stock
    options................            --       78,460        44,179            --            --              --          44,179
  Exercise of warrants.....            --       61,000       285,480            --            --              --         285,480
  Issuance of common stock
    in payment for
    consulting and license
    fees...................            --       18,461        12,500            --            --              --          12,500
  Unrealized losses on
    securities available
    for sale...............            --           --            --            --       (46,932)             --         (46,932)
  Net loss -- 1996.........            --           --            --            --            --     (26,038,042)    (26,038,042)
                             ------------   ----------   -----------   -----------   -------------   ------------   -------------
Balance at December 31,
  1996.....................  $         --   20,136,468   $73,115,362   $        --     $  19,387     $(53,626,961)  $ 19,507,788
                             =============  ==========   ============  ============  =============   ============== =============

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        PERIOD FROM
                                                                                       MARCH 9, 1989
                                                YEAR ENDED DECEMBER 31,             (DATE OF INCEPTION)
                                       ------------------------------------------         THROUGH
                                           1996           1995           1994        DECEMBER 31, 1996
                                       ------------   ------------   ------------   --------------------
Operating activities:
  Net loss...........................  $(26,038,042)  $ (9,922,284)  $ (8,399,345)      $(53,626,961)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Expenses paid with common
       stock.........................        12,500             --             --             78,500
     In-process research and
       development...................    12,867,986             --             --         12,867,986
     Depreciation and amortization...     1,919,510      1,484,549      1,264,848          5,082,391
     Increase in prepaid expenses and
       other.........................      (201,575)       (49,865)      (161,827)          (496,865)
     Increase in accrued interest on
       securities available for
       sale..........................       (72,570)        (9,287)       (29,750)          (155,498)
     Increase (decrease) in current
       liabilities...................     1,141,275        (17,955)        88,493          1,911,266
                                       ------------    -----------    -----------       ------------
          Net cash used in operating
            activities...............   (10,370,916)    (8,514,842)    (7,237,581)       (34,339,181)
Investing activities:
  Purchases of property, plant and
     equipment.......................    (1,542,594)    (1,335,876)      (885,604)        (8,713,191)
  Purchases of securities available
     for sale........................   (23,574,123)   (13,047,852)   (12,990,428)       (78,664,645)
  Sales of securities available for
     sale............................    20,369,007     10,119,622      9,369,127         63,321,027
  Net cash received in RGene
     acquisition.....................     1,594,386             --             --          1,594,386
  Increase in other assets...........      (145,000)       (76,500)      (177,500)          (719,179)
                                       ------------    -----------    -----------       ------------
          Net cash used in investing
            activities...............    (3,298,324)    (4,340,606)    (4,684,405)       (23,181,602)
                                       ------------    -----------    -----------       ------------
Financing activities:
  Advances from Immunex..............            --             --             --          2,807,316
  Net proceeds from sale of capital
     stock...........................    14,952,880     12,270,552     11,526,569         55,375,000
  Proceeds from equipment financing
     transactions....................     1,097,588      1,089,789      1,950,391          4,943,882
  Payments under capital leases and
     installment loans...............    (1,003,474)      (657,058)      (412,315)        (2,072,847)
                                       ------------    -----------    -----------       ------------
          Net cash provided by
            financing activities.....    15,046,994     12,703,283     13,064,645         61,053,351
                                       ------------    -----------    -----------       ------------
Net increase (decrease) in cash and
  cash equivalents...................     1,377,754       (152,165)     1,142,659          3,532,568
Cash and cash equivalents, beginning
  of period..........................     2,154,814      2,306,979      1,164,320                 --
                                       ------------    -----------    -----------       ------------
Cash and cash equivalents, end of
  period.............................  $  3,532,568   $  2,154,814   $  2,306,979       $  3,532,568
                                       ============    ===========    ===========       ============
Supplemental disclosures of non-cash
  investing and financing activities:
  Deferred sales tax on leasehold
     improvements and equipment......  $         --   $     16,407   $    114,589       $    509,588
                                       ============    ===========    ===========       ============
  Preferred stock issued to Immunex
     in payment of advances..........  $         --   $         --   $         --       $  2,807,316
                                       ============    ===========    ===========       ============

          See accompanying notes to consolidated financial statements.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION

     Targeted Genetics Corporation (the "Company") is developing gene therapy products for the treatment of certain acquired and inherited diseases. As a development stage company, the Company has devoted substantially all its efforts to date to conducting research and development activities, recruiting personnel and raising capital.

     The Company was incorporated in the state of Washington in March 1989 as a wholly owned subsidiary of Immunex Corporation ("Immunex"). In February 1992, the Company issued 1,920,000 shares of Series A convertible preferred stock to Immunex in exchange for the grant of a license to certain technology, settlement of advances from Immunex and cancellation of 40,000 shares of common stock issued by the Company to Immunex on March 28, 1989. At December 31, 1996, Immunex held 13% of the outstanding stock of the Company.

     The Company estimates that, at its current rate of expenditures, its existing cash, cash equivalents and securities available for sale will be sufficient to meet operating requirements at least through the end of 1997. Accordingly, the Company is pursuing collaborative arrangements with corporate partners, with the intent of generating both research and development funding and equity capital. The Company may also elect to seek additional equity capital via the public or private markets, depending on market conditions.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

  Cash Equivalents

     The Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents, valued at cost which approximates market, consist principally of money market accounts and short-term government obligations.

  Securities Available for Sale

     Securities available for sale consist primarily of corporate debt securities and U.S. Government notes, all of which mature within two years. Management currently classifies the Company's entire investment portfolio, other than cash equivalents, as securities available for sale. Such securities are stated at market value, with the unrealized gains and losses included as a component of shareholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in investment income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale are also included in investment income. The cost of securities sold is calculated using the specific identification method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of furniture and equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from three to seven years. Furniture and equipment under capitalized leases are amortized over the life of the lease. Leasehold improvements are amortized over the life of the improvements or the term of the lease, whichever is shorter.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Stock Compensation

     In adopting the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation," the Company has elected to apply the disclosure-only provisions and related interpretations for accounting for its stock option plans. The Company does not recognize any compensation expense related to the plans since all options are granted at fair market value on the date of grant.

  Revenue Under Collaborative Agreements

     Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Revenue related to milestones is recognized upon the achievement of the related milestone and when collection is probable. Royalty payments and other similar payments due as a direct result of such revenues being earned and received are offset against and recognized in the same period as such revenue.

  Net Loss Per Share

     Net loss per share is computed based upon the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the computation because the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common equivalent shares issued during the twelve months prior to the Company's initial public offering have been included in the calculation as if they were outstanding through March 31, 1994.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Reclassification

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. SECURITIES AVAILABLE FOR SALE

     Securities available for sale consisted of the following:

                                                           GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                              COST         GAINS        LOSSES        VALUE
                                           -----------   ----------   ----------   -----------
        December 31, 1996:
          U.S. corporate securities......  $ 3,905,454    $  4,311     $  4,665    $ 3,905,100
          U.S. Treasury securities and
             obligations of U.S.
             government agencies.........   11,593,661      26,686        6,945     11,613,402
                                           -----------     -------      -------    -----------
                                           $15,499,115    $ 30,997     $ 11,610    $15,518,502
                                           ===========     =======      =======    ===========
        December 31, 1995:
          U.S. corporate securities......  $ 2,473,549    $  8,803     $     --    $ 2,482,352
          U.S. Treasury securities and
             obligations of U.S.
             government agencies.........    9,747,880      57,516           --      9,805,396
                                           -----------     -------      -------    -----------
                                           $12,221,429    $ 66,319     $     --    $12,287,748
                                           ===========     =======      =======    ===========

     The gross realized gains on sales of securities available for sale totaled $27,300, $25,047 and $15,901, and the gross realized losses totaled $1,097, $48,013, and $55,576 in 1996, 1995, and 1994, respectively.

 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Furniture and equipment.............................  $5,248,913     $3,862,632
        Leasehold improvements..............................   4,420,590      3,948,678
                                                              ----------     ----------
                                                               9,669,503      7,811,310
        Less accumulated depreciation and amortization......   4,678,486      2,851,808
                                                              ----------     ----------
                                                              $4,991,017     $4,959,502
                                                              ==========     ==========

     The Company has leased furniture and equipment, primarily laboratory equipment, under four capital leases. The total cost of furniture and equipment leased at December 31, 1996 and 1995 was $3,796,152 and $2,655,998,
respectively, with related accumulated depreciation of $1,840,284 and $1,076,712 at December 1996 and 1995, respectively.

     At December 31, 1996, the Company had pledged furniture and equipment, having a net book value of $474,428, as collateral under an installment loan agreement.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 5. LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Deferred state sales tax............................  $  467,540     $  509,588
        Installment note payable, effective rate of 16.73%,
          due in monthly installments through 1999..........     634,609        822,214
        Capitalized lease obligations (see note 8)..........   2,276,271      1,954,706
                                                              ----------     ----------
                                                               3,378,420      3,286,508
        Less current portion................................   1,250,263        881,210
                                                              ----------     ----------
                                                              $2,128,157     $2,405,298
                                                              ==========     ==========

     The state of Washington granted the Company a deferral of state sales tax on new construction and equipment used in research and development activities. The remaining obligation is payable over the next four years.

     Principal payments related to long-term obligations for each of the five years ending December 31, 2001 are $1,250,263, $898,792, $764,904, $355,542, and
$0, respectively.

 6. SHAREHOLDERS' EQUITY

  Warrants

     In July 1995, the Company issued warrants to purchase 830,598 shares in conjunction with an offering of its common stock. At December 31, 1996, 769,598 of such warrants were outstanding and exercisable at a price of $4.68 per share, expiring July 1997. The Company has issued a total of 62,016 warrants related to equipment financing agreements. These warrants have a weighted average price of $6.00 per share and expire from May 1999 to December 2003. At December 31, 1996, 831,614 shares of common stock were reserved for all such warrants.

  Shareholder Rights Plan

     In October 1996, the Company adopted a Shareholder Rights Plan under which it distributed a dividend of one right for each outstanding share of common stock. The issuance of these rights had no dilutive effect, did not impact reported earnings per share and is not taxable to the Company or the Company's shareholders. These rights could cause substantial dilution to certain persons or groups that attempt to acquire the Company on terms not approved by the Board of Directors.

  Stock Options

     The Company has two stock option plans under which 2,120,000 shares of common stock were reserved for issuance. Generally, options vest in annual increments over a three- or five-year period. All options expire ten years from date of grant. Options have been granted at market value or, prior to the Company's initial public offering, at the estimated fair value at the date of grant as established by the Company's Board of Directors. As of December 31, 1996, options on 782,666 shares were available for future grant.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of activity related to the Company's stock option plans follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                              SHARES        PRICE
                                                             ---------     --------
            Balance, January 1, 1994.......................    441,200      $ 0.53
              Granted......................................    411,100        4.47
              Exercised....................................     (8,500)       0.54
              Cancelled....................................     (5,800)       4.17
                                                             ----------      -----
            Balance, December 31, 1994.....................    838,000        2.44
              Granted......................................    253,237        4.09
              Exercised....................................    (35,960)       0.73
              Cancelled....................................    (22,860)       4.00
                                                             ----------      -----
            Balance, December 31, 1995.....................  1,032,417        2.87
              Granted......................................    332,157        4.86
              Exercised....................................    (78,460)       0.56
              Cancelled....................................    (71,700)       2.67
                                                             ----------      -----
            Balance, December 31, 1996.....................  1,214,414      $ 3.57
                                                             ==========

     Options for 390,884, 268,620, and 130,700 shares were exercisable at December 31, 1996, 1995, and 1994, respectively. The following table summarizes information related to outstanding and exercisable options at December 31, 1996:

                                    OUTSTANDING
                    -------------------------------------------         EXERCISABLE
                                                   WEIGHTED         --------------------
                                  WEIGHTED         AVERAGE                      WEIGHTED
                                  AVERAGE         REMAINING                     AVERAGE
   RANGE OF                       EXERCISE       CONTRACTUAL                    EXERCISE
EXERCISE PRICES      SHARES        PRICE             LIFE           SHARES       PRICE
---------------     ---------     --------     ----------------     -------     --------
$ .50 - $2.50         364,120      $  .91            6.29           220,600      $  .78
 4.00 -  4.88         369,337        4.16            8.64            55,144        4.08
 5.00 -  6.25         480,957        5.14            8.22           115,140        5.18
---------------     ---------      ------            ----           -------      ------
$ .50 - $6.25       1,214,414      $ 3.57            7.77           390,884      $ 2.54
                    =========                                       =======

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In conformity with the provisions of SFAS No. 123, the Company has elected to follow the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures using the fair value accounting approach. Had compensation costs been recorded, the following amounts would have been reported:

                                                              1996             1995
                                                          ------------     ------------
        Net loss -- as reported.........................  $(26,038,042)    $ (9,922,284)
        Net loss -- pro forma...........................   (26,558,542)     (10,156,530)
        Net loss per share -- as reported...............         (1.59)            (.94)
        Net loss per share -- pro forma.................         (1.62)            (.96)

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:

                                                                      1996        1995
                                                                    --------    --------
        Expected dividend rate....................................       nil         nil
        Expected stock price volatility...........................      .664        .664
        Risk-free interest rate...................................     6.03%       7.16%
        Expected life of options from vest date...................   3 years     3 years

     The weighted average fair value of options granted during 1996 and 1995 was $3.11 and $2.64, respectively, per share.

 7. ACQUISITION OF RGENE THERAPEUTICS, INC.

     On June 19, 1996, the Company completed its acquisition of RGene Therapeutics, Inc. ("RGene"), a privately-held gene therapy company. The Company issued 3,636,364 shares of common stock in exchange for all the outstanding capital stock of RGene at approximately $4.08 per share. The shares are currently unregistered but the company has agreed to register 50 percent of the shares issued in the merger one year from the date of closing.

     The acquisition was accounted for as a purchase and the consideration issued by the company was allocated to tangible and intangible assets acquired based on their estimated fair values on the acquisition date. The aggregate purchase price of $17,821,986 consisted of:

                Market value of capital stock...................  $14,854,546
                Acquisition costs and expenses..................      649,925
                Liabilities assumed.............................    2,317,515
                                                                  -----------
                                                                  $17,821,986
                                                                  ===========

     The aggregate purchase price was allocated to RGene's tangible and intangible assets based on their relative fair values. The amount allocated to acquired in-process research and development was written off to operations in the second quarter of 1996. The allocation of the aggregate purchase price was as follows:

                Cash and cash equivalents.......................  $ 3,911,901
                Other current assets............................      392,174
                In-process technology...........................   13,517,911
                                                                  -----------
                                                                  $17,821,986
                                                                  ===========

     The following summarized unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, respectively, assume the acquisition occurred as of the beginning of the respective periods and do not include certain one-time charges related to the acquisition of RGene, primarily the write-off of in-process research and development.

                                                              1996             1995
                                                          ------------     ------------
        Revenue.........................................  $  6,165,213     $  1,195,737
        Net loss........................................   (11,708,198)     (13,417,273)
        Net loss per share..............................         (0.65)           (0.95)

     The Company may issue up to $5 million in additional common stock to RGene's former stockholders based on the achievement of certain clinical and business-related milestones prior to December 31, 1998. The

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company has also assumed certain long-term consulting and research funding agreements as a result of the merger.

 8. COMMITMENTS

     The Company leases its research and office facilities under two noncancellable operating leases which expire beginning April 1, 1999. The leases may be extended under specific renewal options at the then prevailing fair market value rental rate.

     Future minimum rental payments under noncancellable leases at December 31, 1996 were as follows:

                                                              OPERATING       CAPITAL
                                                              ----------     ----------
        Year Ending December 31:
          1997..............................................  $  544,919     $1,211,192
          1998..............................................     561,656        629,881
          1999..............................................     208,087        668,073
          2000..............................................      92,376        249,075
          2001..............................................      92,376             --
          Thereafter........................................     316,044             --
                                                              ----------     ----------
        Total minimum lease payments........................  $1,815,458      2,758,221
                                                              ==========
        Less amount representing interest...................                    481,950
                                                                             ----------
        Present value of minimum capitalized lease
          payments..........................................                 $2,276,271
                                                                             ==========

     Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $432,335, $396,220 and $321,307, respectively.

 9. EMPLOYEE RETIREMENT PLAN

     The Company sponsors an Employee Retirement Plan in accordance with Section 401(k) of the Internal Revenue Code. All employees 21 years old or older are eligible to participate in the plan. Contributions made into the plan are at the discretion of the Company's Board of Directors. The Company incurred $81,364 of expense in 1996 related to contributions to the plan. There were no contributions to the plan made by the Company in 1995 or 1994.

10. INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforwards of $39,270,000 and research and experimental credit carryforwards of $1,074,000. The carryforwards are available to offset future federal income taxes and begin to expire in 2007. At December 31, 1996 and 1995, the Company provided a valuation allowance to offset the excess of deferred tax assets over the deferred tax liabilities due to the uncertainty of realizing the benefits of the net deferred tax asset. The valuation allowance increased by $5,717,000 and $3,350,000 during 1996 and 1995, respectively.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1996            1995
                                                             -----------     ----------
        Deferred tax assets:
          Net operating loss carryforwards.................  $13,352,000     $8,223,000
          Research and experimental credit carryforwards...    1,074,000        817,000
          Depreciation.....................................      401,000        156,000
          Other............................................      140,000         54,000
                                                             -----------     ----------
        Total deferred tax assets..........................  $14,967,000     $9,250,000
                                                             ===========     ==========
        Valuation allowance for deferred tax assets........  $14,967,000     $9,250,000
                                                             ===========     ==========

     Utilization of federal income tax carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. The Company's past sales of common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carry forwards. At December 31, 1996, the Company calculated its annual limitation to be approximately $3,782,000. However, this annual limitation is not expected to have a material adverse effect on the Company's utilization of its net operating loss and research credit carryforwards.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Targeted Genetics Corporation

     We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation (a development stage company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 and the period from March 9, 1989 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targeted Genetics Corporation (a development stage company) at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and the period from March 9, 1989 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     (a) The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the annual meeting to be held on May 7, 1997.

     (b) The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the annual meeting to be held on May 7, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "PRINCIPAL TARGETED GENETICS SHAREHOLDERS" in the Company's definitive Proxy Statement for the annual meeting to be held on May 7, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The following Financial Statements are included in Part II, Item 8.

                                                                                    PAGE(S) IN
                                                                                       10-K
                                                                                    ----------
        Consolidated Balance Sheets at December 31, 1996 and 1995.................     24
        Consolidated Statements of Operations for the years ended December 31,
          1996, 1995, and 1994 and for the period from March 9, 1989 (date of
          inception) through December 31, 1996....................................     25
        Consolidated Statements of Shareholders' Equity for the period from March
          9, 1989 (date of inception) through December 31, 1996...................   26 - 27
        Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1995, and 1994 and for the period from March 9, 1989 (date of
          inception) through December 31, 1996....................................     28
        Notes to Consolidated Financial Statements................................   29 - 36
        Report of Ernst and Young LLP, Independent Auditors.......................     37

     2. FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

     3. EXHIBITS

        2.1       Agreement and Plan of Merger dated as of April 16, 1996, by and among
                  Targeted Genetics Corporation, TGC Acquisition Corporation and RGene
                  Therapeutics, Inc. (Exhibit 2.1)                                          (E)
        3.1       Amended and Restated Articles of Incorporation
        3.2       Amended and Restated Bylaws
        4.1       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on December
                  27, 1993, as amended                                                      (D)
        4.2       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to LINC Capital Management, Ltd. on
                  December 27, 1993 (Exhibit 4.3)                                           (A)
        4.3       Warrant to Purchase 18,701 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on November
                  30, 1994 (Exhibit 4.3)                                                    (B)
        4.4       Warrant Agreement between Targeted Genetics Corporation and First
                  Interstate Bank of Washington, N.A., as Warrant Agent                     (D)
        4.5       Specimen Warrant Certificate (Exhibit 4.5)                                (C)
        4.6       Warrant to Purchase 21,315 shares of the common stock of Targeted
                  Genetics Corporation, issued to Financing for Science International,
                  Inc. on November 30, 1995                                                 (D)
        4.7       Rights Agreement, dated as of October 17, 1996, between Targeted
                  Genetics Corporation and ChaseMellon Shareholder Services                 (H)
       10.1       Form of Indemnification Agreement between the registrant and its
                  officers and directors (Exhibit 10.6)                                     (A)
       10.2       Form of Senior Management Employment Agreement between the registrant and its executive officers
       10.3       Non-exclusive License Agreement, dated as of November 19, 1991, between the Fred Hutchinson Cancer Research Center and Immunex Corporation*
                  (Exhibit 10.7)                                                            (A)
       10.4       Gene Transfer Technology License Agreement, dates as of February 18,
                  1992, between Immunex Corporation and Targeted Genetics Corporation*
                  (Exhibit 10.8)                                                            (A)
       10.5       License Agreement, dated as of June 1, 1992, between Wisconsin Alumni
                  Research Foundation and Targeted Genetics Corporation* (Exhibit 10.9)     (A)
       10.6       License Agreement, dated as of August 14, 1992, between Leland Stanford
                  Junior University and Targeted Genetics Corporation* (Exhibit 10.10)      (A)
       10.7       PHS Patent License Agreement -- Non-exclusive, dated as of July 13,
                  1993, between National Institutes of Health Centers for Disease Control
                  and Targeted Genetics Corporation* (Exhibit 10.13)                        (A)
       10.8       Non-exclusive Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and
                  Targeted Genetics Corporation* (Exhibit 10.14)                            (A)

       10.9       Research and Exclusive License Agreement, dated as of January 1, 1994, between Targeted Genetics Corporation and the Fred Hutchinson Cancer
                  Research Center* (Exhibit 10.19)                                          (A)
       10.10      PHS Patent License Agreement -- Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and
                  Targeted Genetics Corporation* (Exhibit 10.15)                            (A)
       10.11      Exclusive License Agreement, dated as of March 14, 1994, between
                  Medical College of Ohio and Targeted Genetics Corporation* (Exhibit
                  10.16)                                                                    (A)
       10.12      License Agreement, dated as of March 16, 1994, between the Johns
                  Hopkins University and Targeted Genetics Corporation* (Exhibit 10.17)     (A)
       10.13      License Agreement, dated as of March 28, 1994, between Targeted
                  Genetics Corporation and the University of Michigan* (Exhibit 10.18)      (A)
       10.14      Exclusive License Agreement dated as of March 28, 1994, between the
                  Fred Hutchinson Cancer Research Center and Targeted Genetics
                  Corporation* (Exhibit 10.20)                                              (A)
       10.15      Exclusive License Agreement, dated as of August 25, 1994, between
                  Targeted Genetics Corporation and the Fred Hutchinson Cancer Research
                  Center* (Exhibit 10.20)                                                   (B)
       10.16      Development Agreement dated April 6, 1994, by and between Argus
                  Pharmaceuticals, Inc. and RGene Therapeutics, Inc.* (Exhibit 10.28)       (F)
       10.17      Patent and Technology License Agreement effective as of March 1, 1994, by and among the Board of Regents of the University of Texas M.D.
                  Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)      (F)
       10.18      First Amended and Restated License Agreement effective October 12, 1995 between The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc.* (Exhibit 10.30)                                       (F)
       10.19      Amendment to the First Amended and Restated License Agreement, between
                  The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc., dated as of June 19, 1996* (Exhibit 10.1)             (G)
       10.20      Exclusive Sublicense Agreement effective July 23, 1996 by and between
                  Alkermes, Inc. and Targeted Genetics Corporation*
       10.21      Revised License Agreement effective October 1, 1996, by and between the
                  University of Pittsburgh -- of the Commonwealth System of Higher
                  Education and Targeted Genetics Corporation*
       10.22      Agreement dated as of May 28, 1996 by and between RGene Therapeutics,
                  Inc. and Laboratoires Fournier S.C.A.* (Exhibit 10.32)                    (F)
       10.23      Olive Way Building Lease, dated as of November 20, 1993, between
                  Metropolitan Federal Savings and Loan Association and Targeted Genetics
                  Corporation (Exhibit 10.21)                                               (A)
       10.24      First Amendment to Olive Way Building Lease, dated as of December 10,
                  1994, between Targeted Genetics Corporation and Metropolitan Federal
                  Savings and Loan Association (Exhibit 10.22)                              (B)
       10.25      Second Amendment to Olive Way Building Lease, dated as of June 12,
                  1996, between Targeted Genetics Corporation and Ironwood Apartments,
                  Inc. (successor in interest to Metropolitan Federal Savings and Loan
                  Association)
       10.26      Office Lease, dated as of October 7, 1996, by and between Benaroya
                  Capital Company, LLC and Targeted Genetics Corporation

       10.27      MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.22)                                         (A)
       10.28      LINC Capital Management, Ltd. Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.23)                                         (A)
       10.29      Loan and Security Agreement, dated as of November 30, 1994, between
                  MMC/GATX Partnership No. 1 and Targeted Genetics Corporation (Exhibit
                  10.25)                                                                    (B)
       10.30      Master Equipment Lease Agreement, dated as of October 17, 1995, between
                  Financing for Science International, Inc. and Targeted Genetics
                  Corporation                                                               (D)
       10.31      Registration Rights Agreement dated as of April 27, 1992, among
                  Targeted Genetics Corporation and the holders of Series A and Series B
                  Convertible Preferred Stock (Exhibit 10.26)                               (A)
       10.32      1992 Restated Stock Option Plan
       10.33      Stock Option Plan for Nonemployee Directors
       11.1       Computation of net loss per share
       23.1       Consent of Ernst & Young LLP
       27.1       Financial Data Schedule

---------------

* Confidential treatment has been granted by or requested from the Securities and Exchange Commission for portions of these exhibits.

(A) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 33-77054) filed on March 30, 1994, as amended.

(B) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(C) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 33-91500) filed on April 24, 1995, as amended.

(D) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(E) Incorporated by reference to the designated exhibit included with the Company's Form 8-K filed April 16, 1996.

(F) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 333-03592) filed on April 16, 1996, as amended.

(G) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(H) Incorporated by reference to the designated exhibit included with the Company's Form 8-A filed October 22, 1996.

     (b) REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated October 18, 1996 was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had adopted a Shareholder Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGETED GENETICS CORPORATION

By:   /s/ H. STEWART PARKER                   Date: March 10, 1997
    -------------------------------------
          H. Stewart Parker,
    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                     DATE
          ---------                         -----                     ----


  /s/ H. STEWART PARKER              President and Chief         March 10, 1997
-------------------------------   Executive Officer, Director
      H. Stewart Parker              (Principal Executive
                                           Officer)

    /s/ JAMES A. JOHNSON           Vice President, Finance,      March 10, 1997
-------------------------------    Chief Financial Officer,
     James A. Johnson              Treasurer and Secretary
                                  (Principal Financial and
                                     Accounting Officer)

 /s/ JEREMY L. CURNOCK COOK               Director               March 11, 1977
-------------------------------
     Jeremy L. Curnock Cook

     /s/ STEPHEN A. DUZAN                 Director               March 7, 1997
-------------------------------
         Stephen A. Duzan

     /s/ JAMES D. GRANT                   Director               March 7, 1997
-------------------------------
         James D. Grant

   /s/ AUSTIN M. LONG III                 Director
-------------------------------
      Austin M. Long III

   /s/ DONALD E. O'NEILL                  Director               March 7, 1997
-------------------------------
       Donald E. O'Neill

   /s/ MARK RICHMOND, PH.D.               Director               March 7, 1997
-------------------------------
       Mark Richmond, Ph.D.

     /s/ MARTIN P. SUTTER                 Director               March 6, 1997
-------------------------------
        (Martin P. Sutter)

                                 EXHIBIT INDEX

        2.1       Agreement and Plan of Merger dated as of April 16, 1996, by and among
                  Targeted Genetics Corporation, TGC Acquisition Corporation and RGene
                  Therapeutics, Inc. (Exhibit 2.1)                                          (E)
        3.1       Amended and Restated Articles of Incorporation
        3.2       Amended and Restated Bylaws
        4.1       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on December
                  27, 1993, as amended                                                      (D)
        4.2       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to LINC Capital Management, Ltd. on
                  December 27, 1993 (Exhibit 4.3)                                           (A)
        4.3       Warrant to Purchase 18,701 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on November
                  30, 1994 (Exhibit 4.3)                                                    (B)
        4.4       Warrant Agreement between Targeted Genetics Corporation and First
                  Interstate Bank of Washington, N.A., as Warrant Agent                     (D)
        4.5       Specimen Warrant Certificate (Exhibit 4.5)                                (C)
        4.6       Warrant to Purchase 21,315 shares of the common stock of Targeted
                  Genetics Corporation, issued to Financing for Science International,
                  Inc. on November 30, 1995                                                 (D)
        4.7       Rights Agreement, dated as of October 17, 1996, between Targeted
                  Genetics Corporation and ChaseMellon Shareholder Services                 (H)
       10.1       Form of Indemnification Agreement between the registrant and its
                  officers and directors (Exhibit 10.6)                                     (A)
       10.2       Form of Senior Management Employment Agreement between the registrant and its executive officers
       10.3       Non-exclusive License Agreement, dated as of November 19, 1991, between the Fred Hutchinson Cancer Research Center and Immunex Corporation*
                  (Exhibit 10.7)                                                            (A)
       10.4       Gene Transfer Technology License Agreement, dates as of February 18,
                  1992, between Immunex Corporation and Targeted Genetics Corporation*
                  (Exhibit 10.8)                                                            (A)
       10.5       License Agreement, dated as of June 1, 1992, between Wisconsin Alumni
                  Research Foundation and Targeted Genetics Corporation* (Exhibit 10.9)     (A)
       10.6       License Agreement, dated as of August 14, 1992, between Leland Stanford
                  Junior University and Targeted Genetics Corporation* (Exhibit 10.10)      (A)
       10.7       PHS Patent License Agreement -- Non-exclusive, dated as of July 13,
                  1993, between National Institutes of Health Centers for Disease Control
                  and Targeted Genetics Corporation* (Exhibit 10.13)                        (A)
       10.8       Non-exclusive Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and
                  Targeted Genetics Corporation* (Exhibit 10.14)                            (A)
       10.9       Research and Exclusive License Agreement, dated as of January 1, 1994, between Targeted Genetics Corporation and the Fred Hutchinson Cancer
                  Research Center* (Exhibit 10.19)                                          (A)

       10.10      PHS Patent License Agreement -- Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and
                  Targeted Genetics Corporation* (Exhibit 10.15)                            (A)
       10.11      Exclusive License Agreement, dated as of March 14, 1994, between
                  Medical College of Ohio and Targeted Genetics Corporation* (Exhibit
                  10.16)                                                                    (A)
       10.12      License Agreement, dated as of March 16, 1994, between the Johns
                  Hopkins University and Targeted Genetics Corporation* (Exhibit 10.17)     (A)
       10.13      License Agreement, dated as of March 28, 1994, between Targeted
                  Genetics Corporation and the University of Michigan* (Exhibit 10.18)      (A)
       10.14      Exclusive License Agreement dated as of March 28, 1994, between the
                  Fred Hutchinson Cancer Research Center and Targeted Genetics
                  Corporation* (Exhibit 10.20)                                              (A)
       10.15      Exclusive License Agreement, dated as of August 25, 1994, between
                  Targeted Genetics Corporation and the Fred Hutchinson Cancer Research
                  Center* (Exhibit 10.20)                                                   (B)
       10.16      Development Agreement dated April 6, 1994, by and between Argus
                  Pharmaceuticals, Inc. and RGene Therapeutics, Inc.* (Exhibit 10.28)       (F)
       10.17      Patent and Technology License Agreement effective as of March 1, 1994, by and among the Board of Regents of the University of Texas M.D.
                  Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)      (F)
       10.18      First Amended and Restated License Agreement effective October 12, 1995 between The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc.* (Exhibit 10.30)                                       (F)
       10.19      Amendment to the First Amended and Restated License Agreement, between
                  The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc., dated as of June 19, 1996* (Exhibit 10.1)             (G)
       10.20      Exclusive Sublicense Agreement effective July 23, 1996 by and between
                  Alkermes, Inc. and Targeted Genetics Corporation*
       10.21      Revised License Agreement effective October 1, 1996, by and between the
                  University of Pittsburgh -- of the Commonwealth System of Higher
                  Education and Targeted Genetics Corporation*
       10.22      Agreement dated as of May 28, 1996 by and between RGene Therapeutics,
                  Inc. and Laboratoires Fournier S.C.A.* (Exhibit 10.32)                    (F)
       10.23      Olive Way Building Lease, dated as of November 20, 1993, between
                  Metropolitan Federal Savings and Loan Association and Targeted Genetics
                  Corporation (Exhibit 10.21)                                               (A)
       10.24      First Amendment to Olive Way Building Lease, dated as of December 10,
                  1994, between Targeted Genetics Corporation and Metropolitan Federal
                  Savings and Loan Association (Exhibit 10.22)                              (B)
       10.25      Second Amendment to Olive Way Building Lease, dated as of June 12,
                  1996, between Targeted Genetics Corporation and Ironwood Apartments,
                  Inc. (successor in interest to Metropolitan Federal Savings and Loan
                  Association)
       10.26      Office Lease, dated as of October 7, 1996, by and between Benaroya
                  Capital Company, LLC and Targeted Genetics Corporation
       10.27      MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.22)                                         (A)
       10.28      LINC Capital Management, Ltd. Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.23)                                         (A)

       10.29      Loan and Security Agreement, dated as of November 30, 1994, between
                  MMC/GATX Partnership No. 1 and Targeted Genetics Corporation (Exhibit
                  10.25)                                                                    (B)
       10.30      Master Equipment Lease Agreement, dated as of October 17, 1995, between
                  Financing for Science International, Inc. and Targeted Genetics
                  Corporation                                                               (D)
       10.31      Registration Rights Agreement dated as of April 27, 1992, among
                  Targeted Genetics Corporation and the holders of Series A and Series B
                  Convertible Preferred Stock (Exhibit 10.26)                               (A)
       10.32      1992 Restated Stock Option Plan
       10.33      Stock Option Plan for Nonemployee Directors
       11.1       Computation of net loss per share
       23.1       Consent of Ernst & Young LLP
       27.1       Financial Data Schedule

---------------

* Confidential treatment has been granted by or requested from the Securities and Exchange Commission for portions of these exhibits.

(A) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 33-77054) filed on March 30, 1994, as amended.

(B) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(C) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 33-91500) filed on April 24, 1995, as amended.

(D) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(E) Incorporated by reference to the designated exhibit included with the Company's Form 8-K filed April 16, 1996.

(F) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 333-03592) filed on April 16, 1996, as amended.

(G) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(H) Incorporated by reference to the designated exhibit included with the Company's Form 8-A filed October 22, 1996.

     (b) REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated October 18, 1996 was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had adopted a Shareholder Rights Agreement.