Form 10-Q
period 1997-03-31
TARGETED GENETICS CORP /WA/
filed 1997-05-09
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997
                                       or
          [ ] Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

             For the transition period from _________ to __________


                         Commission File Number: 0-23930


                          TARGETED GENETICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                   91-1549568
-------------------------------             ------------------------------------
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

        Yes   [X]        No [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                    20,205,434
        -----------------------------        -------------------------------
                  (Class)                    (Outstanding at April 28, 1997)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                      For the quarter ended March 31, 1997

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

          a)   Condensed Balance Sheets - March 31, 1997 and
                December 31, 1996                                                          3

          b)   Condensed Statements of Operations - for the three months
                ended March 31, 1997 and 1996                                              4

          c)   Condensed Statements of Cash Flows - for the three months
                ended March 31, 1997 and 1996                                              5

          d)   Notes to Condensed Financial Statements                                     6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                  6

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                   *


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                           *

Item 2.        Changes in Securities                                                       *

Item 3.        Defaults Upon Senior Securities                                             *

Item 4.        Submission of Matters to a Vote of Security Holders                         *

Item 5.        Other Information                                                           *

Item 6.        Exhibits and Reports on Form 8-K                                            9


SIGNATURES                                                                                10


*  No information is provided due to inapplicability of the item.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                 March 31,        December 31,
                                                                   1997               1996
                                                               ------------       ------------
ASSETS                                                          (Unaudited)

Current assets:
        Cash and cash equivalents                              $    892,618       $  3,532,568
        Securities available for sale                            14,661,159         15,518,502
        Prepaid expenses and other                                  238,550            468,671
                                                               ------------       ------------
                Total current assets                             15,792,327         19,519,741

Property, plant and equipment, net                                4,851,738          4,991,017

Other assets                                                        587,918            628,294
                                                               ------------       ------------

                                                               $ 21,231,983       $ 25,139,052
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                       $  1,371,395       $  1,887,880
        Accrued payroll and other liabilities                       269,363            364,964
        Current portion of long-term obligations                  1,327,649          1,250,263
                                                               ------------       ------------
                Total current liabilities                         2,968,407          3,503,107

Long-term obligations                                             1,995,338          2,128,157

Shareholders' equity:
        Preferred stock                                                  --                 --
        Common stock (20,205,434 and 20,136,468 shares
          outstanding at  March 31, 1997 and December 31,
          1996, respectively)                                    73,397,577         73,115,362
        Deficit accumulated during development stage            (57,129,339)       (53,607,574)
                                                               ------------       ------------
                Total shareholders' equity                       16,268,238         19,507,788
                                                               ------------       ------------

                                                               $ 21,231,983       $ 25,139,052
                                                               ============       ============



                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended             March 9, 1989
                                                         March 31,               (date of inception)
                                             -------------------------------            through
                                                 1997               1996            March 31, 1997
                                             ------------       ------------     -------------------
Revenues:
    Collaborative agreements                 $     77,382       $         --       $  1,355,347
    Investment income                             230,336            183,536          3,231,338
    Other                                          98,255                 --            325,373
                                             ------------       ------------       ------------
            Total revenues                        405,973            183,536          4,912,058
                                             ------------       ------------       ------------

Expenses:
    Research and development                    3,051,538          2,366,032         37,325,242
    In-process research and development                --                 --         13,517,911
    General and administrative                    742,570            616,862         10,191,606
    Interest                                       86,893             92,381            979,288
                                             ------------       ------------       ------------
            Total expenses                      3,881,001          3,075,275         62,014,047
                                             ------------       ------------       ------------

Net loss                                     $ (3,475,028)      $ (2,891,739)      $(57,101,989)
                                             ============       ============       ============

Net loss per share                           $      (0.17)      $      (0.23)
                                             ============       ============

Shares used in computation of net loss
    per share                                  20,162,043         12,342,748
                                             ============       ============




                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three months ended           March 9, 1989
                                                                     March 31,            (date of inception)
                                                          -----------------------------         through
                                                             1997              1996          March 31, 1997
                                                          -----------       -----------      --------------
Net cash used in operating activities                     $(3,182,796)      $(2,602,558)      $(37,521,977)

Investing activities:
Purchases of property, plant and equipment                   (396,692)         (519,482)        (9,109,883)
Purchases of securities available for sale                         --        (1,513,869)       (78,664,645)
Sales of securities available for sale                        712,878         3,366,703         64,033,905
Net cash acquired in RGene acquisition                             --                --          1,594,386
Increase in other assets                                           --                --           (719,179)
                                                          -----------       -----------       ------------

      Net cash used in investing activities                   316,186         1,333,352        (22,865,416)

Financing activities:
Advances from Immunex                                              --                --          2,807,316
Net proceeds from sale of capital stock                       282,215           297,289         55,657,215
Proceeds from equipment financing                             259,972           554,063          5,203,854
Payments under capital leases and installment loans          (315,527)         (210,887)        (2,388,374)
                                                          -----------       -----------       ------------

      Net cash provided by financing activities               226,660           640,465         61,280,011
                                                          -----------       -----------       ------------

Net increase (decrease) in cash and cash equivalents       (2,639,950)         (628,741)           892,618
Cash and cash equivalents, beginning of period              3,532,568         2,154,814                 --
                                                          -----------       -----------       ------------

Cash and cash equivalents, end of period                  $   892,618       $ 1,526,073       $    892,618
                                                          ===========       ===========       ============







                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

           The condensed financial statements included herein have been prepared by Targeted Genetics Corporation (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Loss Per Share

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. The impact of Statement 128 on the calculation of net loss per share for all current and prior periods is not expected to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

           This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Reference is made to the Company's Annual Report on Form 10-K for more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

           The Company had $15.6 million in cash, cash equivalents and securities available for sale as of March 31, 1997, compared to $19.1 million at December 31, 1996. The change was primarily attributable to the use of $3.2 million to fund operations and $397,000 to purchase property, plant and equipment, offset by the receipt of $277,000 for the exercise of warrants by existing shareholders.

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

           The Company currently estimates that, at its planned rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its capital requirements until at least early 1998. Such estimates include the impact of future milestone payments potentially receivable under existing collaborative agreements. There can be no assurance that such milestone payments will be received or that the underlying assumed levels of revenue and expense will prove to be accurate. In any event, substantial additional funds will be needed to continue the development and commercialization of the Company's products. Accordingly, the Company is seeking to establish additional collaborative agreements with corporate partners that would provide research and development funding and equity investment. The Company also may seek to raise additional equity capital whenever conditions in the financial markets allow it to do so. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.


Results of Operations

           The Company's net loss has grown from year-to-year, consistent with the growth in the Company's scope and size of operations. In the near term, the Company does not expect additional growth in employee headcount or facilities; however, the Company estimates that operating expenses will continue to increase moderately as a result of continuing with its current operating plan, which includes growth in the level of clinical trial activity. At least until such time as the Company enters into a collaborative arrangement providing a significant amount of research and development funding, the net loss is expected to continue to increase as well.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

           For the three months ended March 31, 1997, revenue under collaborative agreements was $77,000. The revenue primarily consists of amounts recoverable from Laboratoires Fournier S.C.A. related to tgDCC-E1A process development activities.

           For the three months ended March 31, 1997, investment income increased to $230,000 compared to $184,000 during the three months ended March 31, 1996. The increase was largely attributable to higher average cash balances for investment in 1997 compared to the same period in 1996.

           Other revenue was $98,000 for the three months ended March 31, 1997. The revenue represents proceeds from Small Business Innovation Research grants awarded by the National Institutes of Health.

           Research and development expenses were $3.1 million for the three months ended March 31, 1997, and $2.4 million for the three months ended March 31, 1996. Expenses that resulted directly from the acquisition of RGene Therapeutics Inc., specifically costs related to the continuation of the acquired research, development and clinical programs, were largely responsible for the increase in 1997. Additional factors that contributed to the increase were a moderate increase in the level of preclinical research activities and continued progression of the Company's clinical trial programs.

           General and administrative expenses were $743,000 for the three months ended March 31, 1997, and $617,000 for the three months ended March 31, 1996. The increase was primarily attributable to an increased level of corporate development activities focused on the completion of additional corporate collaborations.

PART II    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibit is filed as a part of this report.

         Exhibit No.                 Description
         -----------                 -----------
            4.1         Warrant to purchase 50,000 shares of the Common Stock of
                        Targeted Genetics Corporation, issued to The Burnham
                        Institute on March 15, 1997.

            27.1        Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TARGETED GENETICS CORPORATION
                                                (Registrant)



Date  May 9, 1997                        /s/  H. STEWART PARKER
      -------------------              ---------------------------------------
                                         H. Stewart Parker, Chief Executive
                                         Officer (Principal Executive Officer)



Date  May 9, 1997                        /s/  JAMES A. JOHNSON
      -------------------              ---------------------------------------
                                         James A. Johnson, Vice President,
                                         Finance (Principal Financial and
                                         Accounting Officer)

                                  Exhibit Index

     4.1 Warrant to purchase 50,000 shares of the Common Stock of Targeted Genetics Corporation, issued to The Burnham Institute on March 15, 1997.

     27.1 Financial Data Schedule