Form 10-K405/A
period 1996-12-31
TARGETED GENETICS CORP /WA/
filed 1997-06-16
CIK 921114

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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
                               Yes  X      No
                                   ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 3, 1997: $69,785,575.

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

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

        (1) Portions of the Proxy Statement for the Annual Meeting of Shareholders held on May 7, 1997, are incorporated by reference into Part III of the Form 10-K that is amended by this Form 10-K/A.

        The Form 10-K for the fiscal year ended December 31, 1996 for Targeted Genetics Corporation is hereby amended to file certain exhibits as more fully set forth in Part IV, Item 14 below.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS. The following Financial Statements are included in Part II, Item 8 of the Form 10-K.

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

     3. EXHIBITS

        2.1       Agreement and Plan of Merger dated as of April 16, 1996, by and among
                  Targeted Genetics Corporation, TGC Acquisition Corporation and RGene
                  Therapeutics, Inc. (Exhibit 2.1)                                          (E)
        3.1       Amended and Restated Articles of Incorporation (Exhibit 3.1)              (I)
        3.2       Amended and Restated Bylaws (Exhibit 3.2)                                 (I)
        4.1       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on December
                  27, 1993, as amended                                                      (D)
        4.2       Warrant to Purchase 11,000 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to LINC Capital Management, Ltd. on
                  December 27, 1993 (Exhibit 4.3)                                           (A)
        4.3       Warrant to Purchase 18,701 shares of the Common Stock of Targeted
                  Genetics Corporation, issued to MMC/GATX Partnership No. 1 on November
                  30, 1994 (Exhibit 4.3)                                                    (B)
        4.4       Warrant Agreement between Targeted Genetics Corporation and First
                  Interstate Bank of Washington, N.A., as Warrant Agent                     (D)
        4.5       Specimen Warrant Certificate (Exhibit 4.5)                                (C)
        4.6       Warrant to Purchase 21,315 shares of the common stock of Targeted
                  Genetics Corporation, issued to Financing for Science International,
                  Inc. on November 30, 1995                                                 (D)
        4.7       Rights Agreement, dated as of October 17, 1996, between Targeted
                  Genetics Corporation and ChaseMellon Shareholder Services                 (H)
       10.1       Form of Indemnification Agreement between the registrant and its
                  officers and directors (Exhibit 10.6)                                     (A)
       10.2       Form of Senior Management Employment Agreement between the registrant
                  and its executive officers (Exhibit 10.2)                                 (I)
       10.3       Non-exclusive License Agreement, dated as of November 19, 1991, between the Fred Hutchinson Cancer Research Center and Immunex Corporation*
                  (Exhibit 10.7)                                                            (A)
       10.4       Gene Transfer Technology License Agreement, dates as of February 18,
                  1992, between Immunex Corporation and Targeted Genetics Corporation*
                  (Exhibit 10.8)                                                            (A)
       10.5       License Agreement, dated as of June 1, 1992, between Wisconsin Alumni
                  Research Foundation and Targeted Genetics Corporation* (Exhibit 10.9)     (A)
       10.6       License Agreement, dated as of August 14, 1992, between Leland Stanford
                  Junior University and Targeted Genetics Corporation* (Exhibit 10.10)      (A)
       10.7       PHS Patent License Agreement -- Non-exclusive, dated as of July 13,
                  1993, between National Institutes of Health Centers for Disease Control
                  and Targeted Genetics Corporation* (Exhibit 10.13)                        (A)
       10.8       Non-exclusive Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and
                  Targeted Genetics Corporation* (Exhibit 10.14)                            (A)

       10.9       Research and Exclusive License Agreement, dated as of January 1, 1994, between Targeted Genetics Corporation and the Fred Hutchinson Cancer
                  Research Center* (Exhibit 10.19)                                          (A)
       10.10      PHS Patent License Agreement -- Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and
                  Targeted Genetics Corporation* (Exhibit 10.15)                            (A)
       10.11      Exclusive License Agreement, dated as of March 14, 1994, between
                  Medical College of Ohio and Targeted Genetics Corporation* (Exhibit
                  10.16)                                                                    (A)
       10.12      License Agreement, dated as of March 16, 1994, between the Johns
                  Hopkins University and Targeted Genetics Corporation* (Exhibit 10.17)     (A)
       10.13      License Agreement, dated as of March 28, 1994, between Targeted
                  Genetics Corporation and the University of Michigan* (Exhibit 10.18)      (A)
       10.14      Exclusive License Agreement dated as of March 28, 1994, between the
                  Fred Hutchinson Cancer Research Center and Targeted Genetics
                  Corporation* (Exhibit 10.20)                                              (A)
       10.15      Exclusive License Agreement, dated as of August 25, 1994, between
                  Targeted Genetics Corporation and the Fred Hutchinson Cancer Research
                  Center* (Exhibit 10.20)                                                   (B)
       10.16      Development Agreement dated April 6, 1994, by and between Argus
                  Pharmaceuticals, Inc. and RGene Therapeutics, Inc.* (Exhibit 10.28)       (F)
       10.17      Patent and Technology License Agreement effective as of March 1, 1994, by and among the Board of Regents of the University of Texas M.D.
                  Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)      (F)
       10.18      First Amended and Restated License Agreement effective October 12, 1995 between The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc.* (Exhibit 10.30)                                       (F)
       10.19      Amendment to the First Amended and Restated License Agreement, between
                  The University of Tennessee Research Corporation and RGene
                  Therapeutics, Inc., dated as of June 19, 1996* (Exhibit 10.1)             (G)
       10.20      Exclusive Sublicense Agreement effective July 23, 1996 by and between
                  Alkermes, Inc. and Targeted Genetics Corporation*
       10.21      Revised License Agreement effective October 1, 1996, by and between the
                  University of Pittsburgh -- of the Commonwealth System of Higher
                  Education and Targeted Genetics Corporation*
       10.22      Agreement dated as of May 28, 1996 by and between RGene Therapeutics,
                  Inc. and Laboratoires Fournier S.C.A.* (Exhibit 10.32)                    (F)
       10.23      Olive Way Building Lease, dated as of November 20, 1993, between
                  Metropolitan Federal Savings and Loan Association and Targeted Genetics
                  Corporation (Exhibit 10.21)                                               (A)
       10.24      First Amendment to Olive Way Building Lease, dated as of December 10,
                  1994, between Targeted Genetics Corporation and Metropolitan Federal
                  Savings and Loan Association (Exhibit 10.22)                              (B)
       10.25      Second Amendment to Olive Way Building Lease, dated as of June 12,
                  1996, between Targeted Genetics Corporation and Ironwood Apartments,
                  Inc. (successor in interest to Metropolitan Federal Savings and Loan
                  Association) (Exhibit 10.25)                                              (I)
       10.26      Office Lease, dated as of October 7, 1996, by and between Benaroya
                  Capital Company, LLC and Targeted Genetics Corporation (Exhibit 10.26)    (I)

       10.27      MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.22)                                         (A)
       10.28      LINC Capital Management, Ltd. Equipment Lease Agreement, dated as of
                  December 27, 1993 (Exhibit 10.23)                                         (A)
       10.29      Loan and Security Agreement, dated as of November 30, 1994, between
                  MMC/GATX Partnership No. 1 and Targeted Genetics Corporation (Exhibit
                  10.25)                                                                    (B)
       10.30      Master Equipment Lease Agreement, dated as of October 17, 1995, between
                  Financing for Science International, Inc. and Targeted Genetics
                  Corporation                                                               (D)
       10.31      Registration Rights Agreement dated as of April 27, 1992, among
                  Targeted Genetics Corporation and the holders of Series A and Series B
                  Convertible Preferred Stock (Exhibit 10.26)                               (A)
       10.32      1992 Restated Stock Option Plan (Exhibit 10.32)                           (I)
       10.33      Stock Option Plan for Nonemployee Directors (Exhibit 10.33)               (I)
       11.1       Computation of net loss per share (Exhibit 11.1)                          (I)
       23.1       Consent of Ernst & Young LLP (Exhibit 23.1)                               (I)
       27.1       Financial Data Schedule (Exhibit 27.1)                                    (I)

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

(I) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

TARGETED GENETICS CORPORATION

By:   /s/ JAMES A. JOHNSON                    Date: June 13, 1997
    -------------------------------------
          James A. Johnson,
      Vice President, Finance,
      Chief Financial Officer,
      Treasurer and Secretary