Form 10-K405/A
period 1996-12-31
TARGETED GENETICS CORP /WA/
filed 1997-06-25
CIK 921114

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

TARGETED GENETICS CORPORATION

By:   /s/ JAMES A. JOHNSON                    Date: June 25, 1997
    -------------------------------------
          James A. Johnson,
      Vice President, Finance,
      Chief Financial Officer,
      Treasurer and Secretary