Form 10-Q
period 1997-06-30
TARGETED GENETICS CORP /WA/
filed 1997-08-08
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          (Mark One)

          [ x ] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997
                                       or
          [   ] Transition report pursuant to Section 13 or 15(d) of the the
                         Securities Exchange Act of 1934

             For the transition period from _________ to __________


                         Commission File Number: 0-23930
                          ----------------------------


                          TARGETED GENETICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                91-1549568
------------------------------------      --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

  1100 Olive Way, Suite 100, Seattle, Washington 98101            98101
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

       Yes      [ x ]         No    [    ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                       20,206,874
--------------------------------------------------------------------------------
             (Class)                      (Outstanding at August 1, 1997)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                       For the quarter ended June 30, 1997

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

         a) Condensed Balance Sheets - June 30, 1997 and
                  December 31, 1996                                         3

         b) Condensed Statements of Operations - for the three and
                  six months ended June 30, 1997 and 1996                   4

         c) Condensed Statements of Cash Flows - for the three and
                  six months ended June 30, 1997 and 1996                   5

         d) Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 6

Item 3.     Quantitative and Qualitative Disclosure About Market Risk       *


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               *

Item 2.     Changes in Securities                                           *

Item 3.     Defaults Upon Senior Securities                                 *

Item 4.     Submission of Matters to a Vote of Security Holders             9

Item 5.     Other Information                                               *

Item 6.     Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                  11


    * No information is provided due to inapplicability of the item.

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                             June 30,         December 31,
                                                               1997               1996
                                                           ------------       ------------
ASSETS                                                      (Unaudited)

Current assets:
     Cash and cash equivalents                             $    165,953       $  3,532,568
     Securities available for sale                           11,695,920         15,518,502
     Prepaid expenses and other                                 350,634            468,671
                                                           ------------       ------------
          Total current assets                               12,212,507         19,519,741

Property, plant and equipment, net                            4,488,949          4,991,017

Other assets                                                    567,738            628,294
                                                           ------------       ------------

                                                           $ 17,269,194       $ 25,139,052
                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $  1,347,518       $  1,887,880
     Accrued payroll and other liabilities                      283,022            364,964
     Current portion of long-term obligations                 1,134,538          1,250,263
                                                           ------------       ------------
          Total current liabilities                           2,765,078          3,503,107

Long-term obligations                                         1,977,015          2,128,157

Shareholders' equity:
     Preferred stock                                               --                 --
     Common stock (20,206,874 and 20,136,468 shares
       outstanding at  June 30, 1997 and December 31,
       1996, respectively)                                   73,398,369         73,115,362
     Deficit accumulated during development stage           (60,871,268)       (53,607,574)
                                                           ------------       ------------
          Total shareholders' equity                         12,527,101         19,507,788
                                                           ------------       ------------

                                                           $ 17,269,194       $ 25,139,052
                                                           ============       ============

                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three months ended              Six months ended           March 9, 1989
                                            June 30,                        June 30,           (date of inception)
                                  ----------------------------    ----------------------------       through
                                      1997            1996            1997            1996        June 30, 1997
                                  ------------    ------------    ------------    ------------    ------------
Revenues:
     Collaborative agreements     $      3,048    $     75,000    $     80,430    $     75,000    $  1,358,395
     Investment income                 180,478         155,277         410,814         338,813       3,411,816
     Other                              98,254            --           196,509            --           423,627
                                  ------------    ------------    ------------    ------------    ------------
           Total revenues              281,780         230,277         687,753         413,813       5,193,838
                                  ------------    ------------    ------------    ------------    ------------

Expenses:
     Research and development        3,316,897       2,431,607       6,368,435       4,797,639      40,642,139
     In-process research
        and development                   --        13,517,911            --        13,517,911      13,517,911
     General and administrative        644,762         554,111       1,387,332       1,170,973      10,836,368
     Interest                           94,627         103,125         181,520         195,506       1,073,915
                                  ------------    ------------    ------------    ------------    ------------
           Total expenses            4,056,286      16,606,754       7,937,287      19,682,029      66,070,333
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $ (3,774,506)   $(16,376,477)   $ (7,249,534)   $(19,268,216)   $(60,876,495)
                                  ============    ============    ============    ============    ============

Net loss per share                $      (0.19)          (1.26)   $      (0.36)   $      (1.52)
                                  ============    ============    ============    ============

Shares used in computation of
    net loss per share              20,205,624      13,031,247      20,183,954      12,690,294
                                  ============    ============    ============    ============






                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Six months ended          March 9, 1989
                                                                    June 30,           (date of inception)
                                                          ----------------------------       through
                                                              1997            1996        June 30, 1997
                                                          ------------    ------------    ------------

Net cash used in operating activities                     $ (6,614,077)   $ (5,558,934)   $(40,953,258)

Investing activities:
Purchases of property, plant and equipment                    (528,271)       (991,593)     (9,241,462)
Purchases of securities available for sale                        --       (12,504,553)    (78,664,645)
Sales of securities available for sale                       3,759,715       7,720,112      67,080,742
Net cash acquired in RGene acquisition                            --         2,977,185       1,594,386
Increase in other assets                                          --              --          (719,179)
                                                          ------------    ------------    ------------

    Net cash provided by (used in) investing activities      3,231,444      (2,798,849)    (19,950,158)

Financing activities:
Advances from Immunex                                             --              --         2,807,316
Net proceeds from sale of capital stock                        283,007      13,245,848      55,658,007
Proceeds from equipment financing                              326,287         646,996       5,270,169
Payments under capital leases and installment loans           (593,276)       (451,344)     (2,666,123)
                                                          ------------    ------------    ------------

    Net cash provided by financing activities                   16,018      13,441,500      61,069,369
                                                          ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents        (3,366,615)      5,083,717         165,953

Cash and cash equivalents, beginning of period               3,532,568       2,154,814            --
                                                          ------------    ------------    ------------

Cash and cash equivalents, end of period                  $    165,953    $  7,238,531    $    165,953
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

      The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition
      The Company had cash, cash equivalents and securities available for sale totaling $11.9 million as of June 30, 1997, compared to $19.0 million at December 31, 1996. The change was primarily attributable to the use of $6.6 million to fund operations and $528,000 to purchase property, plant and equipment during the first six months of 1997, offset by the receipt of $277,000 for the exercise of warrants by existing shareholders.

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

      The Company currently estimates that, at its planned rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its operating and capital requirements until at least early 1998. Such estimates include the impact of future milestone payments potentially receivable under existing collaborative agreements. There can be no assurance that such milestone payments will be received or that the underlying assumed levels of revenue and expense will prove to be accurate. In any event, substantial additional funds will be needed to continue the development and commercialization of the Company's products. Accordingly, the Company is seeking to establish additional collaborative agreements with corporate partners that would provide research and development funding and equity investment. The Company also may seek to raise additional equity capital whenever conditions in the financial markets allow it to do so. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)
      Revenue under collaborative agreements for the three and six months ended June 30, 1997 primarily consists of amounts earned from Laboratoires Fournier S.C.A. related to tgDCC-E1A process development activities.

      Investment income for the three and six months ended June 30, 1997 increased to $181,000 and $411,000 compared to $155,000 and $339,000, during the three and six months ended June 30, 1996, respectively. The increase was largely attributable to higher average cash balances for investment in 1997 compared to the same periods in 1996.

      Other revenue for the three and six months ended June 30, 1997 represents proceeds from Small Business Innovation Research grants awarded by the National Institutes of Health.

      Research and development expenses were $3,317,000 and $6,368,000 for the three and six months ended June 30, 1997, respectively, and $2,432,000 and $4,798,000 for the three and six months ended June 30, 1996, respectively. Expenses that resulted directly from the acquisition of RGene Therapeutics Inc. ("RGene"), specifically costs related to the continuation of the acquired research, development and clinical programs, were largely responsible for the increases in both the three- and six-month period. To a lesser extent, continued progression of the Company's clinical trial programs and increased activity related to intellectual property also contributed to the increases.

      In-process research and development expense resulted from the acquisition of RGene in the second quarter of 1996. The RGene purchase price exceeded the fair value of tangible assets acquired and the excess was allocated to RGene's existing in-process technology and written off in the second quarter to in-process research and development.

      General and administrative expenses for the three- and six-month periods experienced moderate increases primarily attributable to an increased level of corporate development activities focused on the completion of additional corporate collaborations.

PART II     OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      An annual meeting of the Company's shareholders ("Shareholders") was held on May 7, 1997 (the "Annual Meeting"). Of the 20,205,434 shares outstanding as of the record date, March 7, 1997, 16,610,986 shares, or 82.21% of the total shares eligible to vote at the Annual Meeting, were represented in person or by proxy.

      Two matters were submitted to a vote of the Shareholders at the Annual Meeting. First, an amendment to the 1994 Stock Option Plan for Nonemployee Directors providing for an increase in the number of shares available for grant from 120,000 to 300,000 was approved by 99.6% of the votes represented at the meeting. Second, H. Stewart Parker, Mark Richmond, Martin P. Sutter and Jack L. Bowman were elected as Directors of the Company, each receiving greater than 99% of the votes cast at the meeting.

      No other matters were submitted to a vote of the Shareholders.

PART II     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this report.

    Exhibit No.                   Description
    -----------                   -----------

        4.1 Warrant to purchase 25,000 shares of the Common Stock of Targeted Genetics Corporation, issued to Francis Chisari on May 15, 1997.

        27.1    Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TARGETED GENETICS CORPORATION
                               -------------------------------------------------
                                                  (Registrant)



Date     August 7, 1997           /s/  H. STEWART PARKER
     -----------------------   -------------------------------------------------
                                  H. Stewart Parker, Chief Executive Officer
                                  (Principal Executive Officer)



Date     August 7, 1997           /s/  JAMES A. JOHNSON
     -----------------------   -------------------------------------------------
                                  James A. Johnson, Vice President, Finance
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------

        4.1 Warrant to purchase 25,000 shares of the Common Stock of Targeted Genetics Corporation, issued to Francis Chisari on May 15, 1997.

        27.1    Financial Data Schedule