Form 10-Q
period 1997-09-30
TARGETED GENETICS CORP /WA/
filed 1997-11-07
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)

          [ x ] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997
                                       or
          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from _________ to __________


                   Commission File Number:           0-23930
                                           ---------------------------


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

Yes  [ x ]        No [   ]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                          20,210,154
---------------------------------------        --------------------------------
               (Class)                         (Outstanding at November 3, 1997)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                    For the quarter ended September 30, 1997

                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

           a) Condensed Balance Sheets - September 30, 1997 and
                     December 31, 1996                                                     3

           b) Condensed Statements of Operations - for the three and
                     nine months ended September 30, 1997 and 1996                         4

           c) Condensed Statements of Cash Flows - for the nine months
                     ended September 30, 1997 and 1996                                     5

           d) Notes to Condensed Financial Statements                                      6

Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                             6

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                              September 30,       December 31,
                                                                   1997               1996
                                                               ------------       ------------
                                                               (Unaudited)
ASSETS
------
Current assets:
       Cash and cash equivalents                               $  3,219,833       $  3,532,568
       Securities available for sale                              5,968,082         15,518,502
       Prepaid expenses and other                                   297,663            468,671
                                                               ------------       ------------
             Total current assets                                 9,485,578         19,519,741

Property, plant and equipment, net                                4,195,998          4,991,017

Other assets                                                        556,533            628,294
                                                               ------------       ------------

                                                               $ 14,238,109       $ 25,139,052
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
       Accounts payable                                        $  1,395,698       $  1,887,880
       Accrued payroll and other liabilities                        301,002            364,964
       Current portion of long-term obligations                   1,020,972          1,250,263
                                                               ------------       ------------
             Total current liabilities                            2,717,672          3,503,107

Long-term obligations                                             1,772,280          2,128,157

Shareholders' equity:
       Preferred stock                                                   --                 --
       Common stock (20,207,674 and 20,136,468 shares
       outstanding at September 30, 1997 and December 31,
       1996, respectively)                                       73,399,249         73,115,362
       Deficit accumulated during development stage             (63,651,092)       (53,607,574)
                                                               ------------       ------------
             Total shareholders' equity                           9,748,157         19,507,788
                                                               ------------       ------------

                                                               $ 14,238,109       $ 25,139,052
                                                               ============       ============






                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               March 9, 1989
                                          Three months ended                     Nine months ended          (date of inception)
                                             September 30,                         September 30,                  through
                                    -------------------------------       ------------------------------        September 30,
                                        1997               1996               1997               1996               1997
                                    ------------       ------------       ------------       ------------       ------------
Revenues:
    Collaborative agreements        $    769,547       $    752,980       $    849,977       $    827,980       $  2,127,942
    Investment income                    146,918            299,687            557,732            638,500          3,558,734
    Other                                135,035                 --            331,544                 --            558,662
                                    ------------       ------------       ------------       ------------       ------------
         Total revenues                1,051,500          1,052,667          1,739,253          1,466,480          6,245,338
                                    ------------       ------------       ------------       ------------       ------------

Expenses:
    Research and development           3,089,365          3,634,181          9,457,800          8,431,820         43,731,504
    In-process research
    and development                           --                 --                 --         13,517,911         13,517,911
    General and administrative           665,263            834,847          2,052,595          2,005,820         11,501,631
    Interest                              82,740            103,686            264,260            299,192          1,156,655
                                    ------------       ------------       ------------       ------------       ------------
         Total expenses                3,837,368          4,572,714         11,774,655         24,254,743         69,907,701
                                    ------------       ------------       ------------       ------------       ------------

Net loss                            $ (2,785,868)      $ (3,520,047)      $(10,035,402)      $(22,788,263)      $(63,662,363)
                                    ============       ============       ============       ============       ============

Net loss per share                  $      (0.14)      $      (0.18)      $      (0.50)      $      (1.50)
                                    ============       ============       ============       ============

Shares used in computation of
    net loss per share                20,207,213         20,048,355         20,191,792         15,160,884
                                    ============       ============       ============       ============




                             See accompanying notes.

                          TARGETED GENETICS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 March 9, 1989
                                                                   Nine months ended          (date of inception)
                                                                     September 30,                  through
                                                            -------------------------------       September 30,
                                                                1997               1996               1997
                                                            ------------       ------------       ------------
Net cash used in operating activities                       $ (8,814,879)      $ (7,707,065)      $(43,154,060)

Investing activities:
Purchases of property, plant and equipment                      (570,453)        (1,320,552)        (9,283,644)
Purchases of securities available for sale                      (813,579)       (19,941,764)       (79,478,224)
Sales of securities available for sale                        10,187,579         12,430,340         73,508,606
Net cash acquired in RGene acquisition                                --          1,710,239          1,594,386
Increase in other assets                                              --           (115,000)          (719,179)
                                                            ------------       ------------       ------------

   Net cash provided by (used in) investing activities         8,803,547         (7,236,737)       (14,378,055)

Financing activities:
Advances from Immunex                                                 --                 --          2,807,316
Net proceeds from sale of capital stock                          283,887         15,044,092         55,658,887
Proceeds from equipment financing                                326,287            646,996          5,270,169
Payments under capital leases and installment loans             (911,577)          (692,164)        (2,984,424)
                                                            ------------       ------------       ------------

   Net cash provided by (used in) financing activities          (301,403)        14,998,924         60,751,948
                                                            ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents            (312,735)            55,122          3,219,833

Cash and cash equivalents, beginning of period                 3,532,568          2,154,814                 --
                                                            ------------       ------------       ------------

Cash and cash equivalents, end of period                    $  3,219,833       $  2,209,936       $  3,219,833
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

        The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

        The Company had cash, cash equivalents and securities available for sale totaling $9.2 million as of September 30, 1997, compared to $19.0 million at December 31, 1996. The change was primarily attributable to the use of $8.8 million to fund operations. Other cash outflows included $570,000 to purchase property, plant and equipment and $912,000 of principal payments on capital equipment leases and installment loans. These cash outflows were offset by the receipt of $326,000 of equipment financing proceeds and $277,000 for the exercise of warrants by existing shareholders.

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

        The Company currently estimates that, at its planned rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its operating and capital requirements until approximately April 1998. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. In any event, substantial additional funds will be needed to continue the development and commercialization of the Company's products. Accordingly, the Company is seeking to establish additional collaborative agreements with corporate partners that would provide research and development funding and equity investment. The Company also may seek to raise additional equity capital whenever conditions in the financial markets allow it to do so. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.


Results of Operations

        Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In the near term, the Company does not expect significant growth in employee headcount or facilities; however, the Company estimates that operating expenses will continue to increase moderately as a result of continuing with its current operating plan, which includes growth in the level of clinical trial activity. At least until such time as the Company enters into an arrangement providing ongoing research and development funding, the net loss will continue to increase as well.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

        Revenue under collaborative agreements for all periods presented primarily consisted of amounts earned from Laboratoires Fournier S.C.A. related to tgDCC-E1A milestone payments. The Company cannot predict when or if further such revenues will be earned in the future.

        Investment income for the three and nine months ended September 30, 1997, decreased to $147,000 and $558,000, respectively, compared to $299,000 and $639,000 during the three and nine months ended September 30, 1996, respectively. The decrease was largely attributable to lower average cash balances for investment in 1997 compared to the same periods in 1996.

        Other revenue for the three and nine months ended September 30, 1997 represented proceeds from Small Business Innovation Research grants awarded by the National Institutes of Health.
There were no such comparable revenues in the 1996 periods.

        Research and development expenses decreased to $3,089,000 for the three months ended September 30, 1997, compared to $3,634,000 in the 1996 quarter. The decrease was attributable to the Company's June 1996 acquisition of RGene Therapeutics Inc. ("RGene"). Prior period expenses included several one-time payments, such as employee severance, and other expenses that subsequently were eliminated through consolidation of RGene's operations with those of the Company. For the nine months ended September 30, 1997, and 1996, research and development expenses were $9,458,000 and $8,432,000, respectively. The increase in 1997 was largely attributable to the ongoing development costs of the tgDCC-E1A cancer product and related non-viral gene delivery technology, both of which were added with the acquisition of RGene. Higher expenses related to patents and licenses also contributed to the increase.

        In-process research and development expense resulted from the acquisition of RGene in the second quarter of 1996. The RGene purchase price exceeded the fair value of tangible assets acquired and the excess was allocated to RGene's existing in-process technology and written off in the second quarter to in-process research and development.

        General and administrative expenses decreased to $665,000 for the three months ended September 30, 1997, compared to $835,000 in the 1996 quarter. As with research and development expenses, non-recurring prior year expenses related to the RGene acquisition were responsible for the decline in the third quarter expenses. After removing the effect of these non-recurring expenses, general and administrative expenses showed a modest increase in both the three- and nine-month periods. These increases were largely attributable to increased corporate development activities.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report.

               Exhibit No.                         Description
               -----------                         -----------
                  27.1                       Financial Data Schedule


(b) A Current Report on Form 8-K, dated July 24, 1997, was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had extended the expiration date of certain warrants to January 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TARGETED GENETICS CORPORATION
                                  ----------------------------------------------
                                                    (Registrant)



Date     November 7, 1997          /s/ H. STEWART PARKER
      -----------------------     ----------------------------------------------
                                   H. Stewart Parker, Chief Executive Officer
                                   (Principal Executive Officer)



Date     November 7, 1997          /s/ JAMES A. JOHNSON
      -----------------------     ----------------------------------------------
                                   James A. Johnson, Vice President, Finance
                                   (Principal Financial and Accounting Officer)