Form 10-K405
period 1997-12-31
TARGETED GENETICS CORP /WA/
filed 1998-03-31
CIK 921114

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                    COMMISSION FILE NO.
         DECEMBER 31, 1997                              0-23930


                         TARGETED GENETICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                             91-1549568
       (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                 IDENTIFICATION NO.)

                           1100 OLIVE WAY, SUITE 100
                           SEATTLE, WASHINGTON 98101
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 623-7612

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE
      WARRANTS FOR THE PURCHASE OF SHARES OF COMMON STOCK, $.01 PAR VALUE
                PREFERRED STOCK PURCHASE RIGHTS, $.01 PAR VALUE
                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
  Indicate the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 6, 1998: $26,557,036.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 6, 1998:

            TITLE OF CLASS                           NUMBER OF SHARES
            --------------                           ----------------
     Common Stock, $.01 par value                       20,216,714

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998, are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

  Certain statements within the following description of the business of Targeted Genetics Corporation and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: technological uncertainty; results of clinical trials; ability to obtain adequate financing in the future; uncertainty regarding patents and proprietary rights; changes in, or failure to comply with, governmental regulations; competition; rapid technological change; availability of key personnel and scientific collaborators; ability to manufacture and market products; and dependence on corporate collaborators. See "Factors Affecting Forward-Looking Information".

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

  The Company believes that in the area of gene therapy, different disease targets will require different methods of gene delivery, depending on the target cell to be modified, the duration of gene expression required and the need for in vivo or ex vivo delivery. Accordingly, the Company has focused its efforts on multiple gene delivery systems based on three different vector technologies: adeno-associated viral ("AAV"), non-viral and retroviral. The Company believes these systems may provide it with the flexibility necessary to develop gene therapies for a broader range of diseases than would be possible using a single gene delivery system.

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

  The Company's three product development programs are summarized in the following table.

                                   TECHNOLOGY            GENE           STATUS
                                ---------------- -------------------- -----------
    CYSTIC FIBROSIS
     Maxillary sinus            AAV vector       CFTR                 Phase II
     Lung/nose                  AAV vector       CFTR                 Phase I
     Lung--aerosol              AAV vector       CFTR                 Preclinical
    CANCER
     Ovarian/breast             non-viral vector E1A tumor suppressor Phase I
     Head and neck/breast/lung  non-viral vector E1A tumor suppressor Phase I
    INFECTIOUS DISEASE
     HIV                        Targeted CTLs     --                  Phase I
     Hepatitis B                Targeted CTLs     --                  Preclinical

  In addition to the product development programs summarized above, the Company is performing research, both internally and through outside collaborators, oriented toward identifying promising new applications of its technology base. Also, the Company is collaborating with certain academic researchers who are using its retroviral vectors in Phase I clinical trials focused on HIV infection, melanoma and leukemia.

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

  The first clinical trial, which began in November 1995, is a Phase I clinical trial at Johns Hopkins and the University of Florida in which tgAAV-CFTR is delivered to the nose and lung of adult cystic fibrosis patients having mild lung disease. The trial is designed as an interpatient dose escalation trial enrolling a total of 18 patients, two at each of nine escalating dose levels. The tgAAV-CFTR is administered in an open-label single dose to the right lower lobe of the lung via bronchoscopy and to one nostril. Patients are monitored for, among other things, safety and assessment of gene transfer and expression. A total of 19 patients have been treated in this clinical trial with no apparent side effects related to the study drug.

  A second clinical trial began in December 1995 at Stanford University. This trial was designed as a Phase I/II trial, pursuant to which tgAAV-CFTR is administered to the maxillary sinuses of cystic fibrosis patients with chronic sinusitis. The Phase I part of this trial, designed as a dose escalation study, was completed in 1996. A total of ten patients were enrolled, and 15 sinuses were treated, in five cohorts receiving escalating doses. The results of the trial suggests that tgAAV-CFTR is safe and well tolerated with no resulting inflammatory response or other side effects, even after repeat delivery. Furthermore, administration of tgAAV-CFTR resulted in consistent gene transfer and, in the only patient measured at such timepoint, persistence of the gene for at least 70 days after treatment. Additionally, the dose level was established for the Phase II part of the trial, in which up to 50 patients are to receive tgAAV-CFTR in one sinus and a placebo in the other. Patients in the Phase II trial are monitored to assess the ability of tgAAV-CFTR to prevent the relapse of chronic sinusitis. The Phase II part of the trial began in February 1997 and the Company expects to complete patient treatment in the first half of 1998.

  The Company is preparing to initiate a Phase I clinical trial in 1998 involving the aerosol delivery of tgAAV-CFTR to the whole lung. The Company expects to begin a toxicology study in non-human primates in the first half of 1998, which must be completed prior to beginning the clinical trial.

Cancer

  Cancer is the second leading cause of death in the United States, with over one million new cases diagnosed each year. The Company's approach to the treatment of cancer utilizes a proprietary non-viral delivery system to deliver in vivo an E1A tumor suppressor gene to cancer cells.

  tgDCC-E1A. Cancer arises when the genetic pathways that control normal cell growth and division are disrupted. Certain of these pathways are regulated by cellular oncogenes or tumor suppressor genes. Cancer may result from the structural alteration and abnormal expression of cellular oncogenes or from mutation or deletion of tumor suppressor genes. Some viruses have evolved genes that may mimic functions normally exhibited by cellular genes. One such example is the E1A gene of the adenovirus type 5. The E1A gene was shown, by Dr. Mien Chie Hung and his colleagues at University of Texas M.D. Anderson Cancer Center ("M.D. Anderson"), to function as a suppressor of the HER-2/neu oncogene, which is known to be overexpressed in certain cancers. In preclinical mouse studies, E1A was shown to inhibit expression of the HER-2/neu oncogene, to inhibit growth and metastasis of cancer cells, and to increase significantly the long-term survival of the mice. The Company has worldwide rights to the use of the E1A gene as a tumor suppressor under patents filed by Dr. Hung.

  Other research, conducted by Dr. Steven Frisch and his colleagues at the Burnham Institute, has suggested that E1A may have other tumor suppression activity unrelated to the inhibition of HER-2/neu expression. Preclinical in vitro experiments have shown that E1A, when introduced to a variety of tumor cell lines, is capable of altering tumor cells such that they appear to have characteristics of normal cells. Furthermore, in vivo mouse studies involving tumor cells not overexpressing HER-2/neu showed reduced tumor growth rates with the administration of E1A versus the same tumor cells without E1A. E1A was also shown in preclinical studies to sensitize tumor cells to killing by certain chemotherapeutic agents. The Company has worldwide rights to patents filed by Dr. Frisch that are complementary to those filed by Dr. Hung.

  The Company's E1A product ("tgDCC-E1A") is a formulation that combines the E1A tumor suppressor gene with the Company's proprietary non-viral gene delivery system based on the cationic lipid DC cholesterol ("DC Chol"). In the Company's first Phase I clinical trial, which began in July 1996 at M.D. Anderson, 18 patients with ovarian or breast cancer received weekly doses of tgDCC-E1A for up to six months. In early 1997, two additional sites were added to the study, Rush Presbyterian Medical Center in Chicago ("Rush") and Virginia Mason Medical Center in Seattle. This trial was conducted as an interpatient, escalating dose study with doses of tgDCC-E1A delivered intraperitoneally in the ovarian cancer patients and intrapleurally in the breast cancer patients. The objectives of the trial were to assess safety, levels of gene transfer and expression and tumor response. Data from the study are currently being analyzed.

  A second Phase I clinical trial began in early 1997 at M.D. Anderson, Rush, and Wayne State University in Detroit, in which 18 patients with inoperable primary head or neck tumors or metastatic breast or lung tumors were administered up to ten weekly doses of tgDCC-E1A, injected directly into the patient tumor. The trial was conducted as an interpatient escalating dose study with up to six patients in each of four dose cohorts. The objectives of the trial were to assess safety, levels of gene transfer and expression and tumor response. A total of 18 patients were treated in the trial, which was completed in December 1997. Data from the study are currently being analyzed.

  Based on the data obtained from the two Phase I clinical trials described above, the Company has begun planning a Phase II clinical trial of tgDCC-E1A in head and neck cancer. This trial is expected to begin in the second half of 1998.

  In 1996, the Company entered into a license, research and marketing agreement with Laboratoires Fournier S.C.A. ("Fournier") under which Fournier received exclusive rights to develop and commercialize tgDCC-E1A in Europe. Fournier is conducting a Phase I clinical trial in ovarian cancer patients at five hospitals in the United Kingdom and plans to begin additional clinical trials in 1998. See "Research and Development Collaborations."

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

  In early 1996, the Company began a Phase I clinical trial at the Fred Hutchinson Cancer Research Center (the "Hutchinson Center") in which six HIV-infected patients were administered five escalating doses of Targeted CTLs specific to the HIV gag protein. The first three doses consisted of unmarked cells and the last two consisted of cells modified with a retroviral vector containing a marker gene. Patients in the trial are monitored for safety, persistence of the infused Targeted CTLs and changes in viral burden. The results of the trial are expected to be published in 1998. The Company and its collaborators at the Hutchinson Center are evaluating options related to additional trials in HIV.

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

  In 1997, the Company took the necessary steps to adapt its Targeted CTL technology to the treatment of HBV in preparation for a preclinical study in which chimpanzees chronically infected with HBV are to be administered Targeted CTLs. The objective of the study, which began in late 1997, is to establish safety of the therapy and, potentially, obtain proof of concept that HBV-specific Targeted CTLs may be promising as a treatment for humans infected with HBV.

CORE TECHNOLOGIES

  The Company is developing a broad range of core technologies that it believes will allow it to address issues specific to a variety of diseases. The Company believes that in the area of gene therapy, different disease targets will require different methods of gene delivery, depending on the target cell to be modified, the duration of gene expression required and the need for in vivo or ex vivo delivery. Accordingly, the Company is developing multiple gene delivery systems based on three different vector technologies:
AAV, non-viral and retroviral. In certain treatments, for which in vivo modification of slowly dividing or nondividing target cells is required or preferred, such as modification of lung cells to treat cystic fibrosis, the Company is utilizing its AAV vector technology. The Company uses its retroviral vector technology in therapeutic areas where permanent modification of rapidly dividing cells is necessary. In therapeutic indications where the use of AAV and retroviral vectors is not desirable or feasible, the Company is utilizing its non-viral delivery systems. The Company believes that non-viral vectors may provide greater flexibility relating to the size and sequence of transferred genes and may also allow targeted delivery in vivo.

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

  In addition to its development program for cystic fibrosis, the Company is conducting research to assess the potential for delivery of genes to other target cells using AAV vectors. To date, the Company has focused its internal efforts in this area to cells of the cardiovascular system and the gastrointestinal tract. The Company plans to examine the use of its AAV vectors in additional cell types, both internally, to the extent resources are available to do so, and through academic collaborators.

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

  The Company is working to develop a series of these non-viral delivery systems based on discoveries by Dr. Leaf Huang of the University of Pittsburgh. His original DC Chol system, which appears to have a favorable clinical toxicity profile, was used in two clinical trials by unaffiliated investigators prior to the Company using it in its tgDCC-E1A cancer clinical trials. The Company has acquired an exclusive or co-exclusive license to an issued U.S. patent for the original DC Chol system for the treatment of cancer and certain other diseases. Dr. Huang is developing a series of non-viral delivery systems for which the Company has obtained exclusive worldwide rights in the field of gene therapy from the University of Pittsburgh. One type of system under development employs additional analogs of DC Chol that may have an even more favorable toxicity profile. In another system, the DNA is condensed into particles of defined size that have gene transfer efficiency that is fifty- to eighty-fold higher than the original DC Chol system. An alternate version of this system is being developed that includes specific ligands to enhance delivery to specific target cells and to increase stability when delivered intravenously. An additional system being developed also has increased efficiency of gene transduction and higher stability in serum for intravenous delivery. The Company's initial internal efforts in this area, based on the work of Dr. Huang, are devoted to the development of an efficient lipid-based delivery vehicle with properties suitable for systemic delivery of genes to target tissues via the bloodstream.

  Retroviral Vectors. The Company uses retroviral vectors to modify T cells and stem cells. These cells multiply to generate large numbers of progeny (daughter) cells and are well suited as targets for retroviral vectors that can modify only rapidly dividing cells. The Company believes that it has positioned itself at the forefront of retroviral gene delivery technology through its exclusive relationship with Dr. A. Dusty Miller, a leader in the development of packaging cell lines for retroviral vectors. One of Dr. Miller's more recent inventions in this area is an improved retroviral vector packaging cell line called PG13, which the Company has licensed exclusively from the Hutchinson Center. Vectors produced in this cell line have been shown to have improved efficiency for ex vivo transfer of genes to human blood cells such as T cells and stem cells.

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

  The Company's focus on Targeted CTLs originated from research conducted by its collaborators at the Hutchinson Center, Drs. Philip Greenberg and Stanley Riddell. These researchers conducted a Phase I clinical trial to evaluate the safety of infusing donor-derived, CMV-specific CTLs to bone marrow transplant patients, and the potential of this approach for providing an immune response against CMV during the short period in which transplant patients have a high probability of developing CMV. This trial, which was published in The New England Journal of Medicine in October 1995, was the first clinical trial in which cloned, antigen-specific CTLs had been used. None of the 14 patients receiving the CTLs developed CMV viremia or disease. Dr. Riddell is now conducting a Phase II clinical trial following up on the promising results observed in Phase I.

  Rapid Expansion Method. The Targeted CTL program is based on the Company's proprietary REM technology, which is used to rapidly grow CTLs prior to infusion into the patient. REM represents a significant improvement over other methods of multiplying T cell clones. Using REM, CTL clones can be multiplied over a thousandfold in less than two weeks. The Company has demonstrated that REM enables it to grow billions of CTLs from individual cloned cells over several weeks, while preserving the cells' disease-fighting capabilities in vitro. The Company has seen consistent results from REM in both CD8 and CD4 T cells and for all disease specificities tested to date. The Company has shown that REM is effective for growing Targeted CTLs specific for HIV, CMV, HBV, malignant melanoma and prostate tumor peptides. The Company has filed patent applications, on a worldwide basis, relating to the original REM process and to subsequent process improvements.

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

  Fournier has paid a $5 million upfront license fee and $2.5 million of milestone payments through the end of 1997. The agreement provides that Fournier will make additional milestone payments to the Company upon the achievement of specified goals by Fournier or the Company and royalties on sales of resulting products, if any. In addition, if the parties are able to negotiate a mutually acceptable supply agreement, the Company will be entitled to manufacture products for Fournier in return for manufacturing fees. Pursuant to the agreement, the Company has agreed to indemnify Fournier with respect to claims incurred as a result of the manufacture, supply or sale of tgDCC-E1A. The agreement may be terminated if the parties mutually agree on or about the second anniversary of the agreement that the results of the collaboration are unsatisfactory.

 Pasteur Merieux

  In December 1995, the Company entered into an agreement with Pasteur Merieux pursuant to which Pasteur Merieux was granted an exclusive worldwide license and sublicense to certain technology and patent rights relating to DC Chol as an immunoadjuvant in traditional vaccines. In consideration of such grant, Pasteur Merieux paid a process development fee and an upfront license fee. The Company has a supply agreement under which it sells DC Chol to Pasteur Merieux. In addition, the Company may receive milestone payments upon realization of certain benchmarks and a royalty on sales of the products, if any, incorporating the underlying technology.

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

PATENTS AND PROPRIETARY RIGHTS

  Patents and licenses are important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of its business. The Company also relies on trade secrets, know how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. To date, the Company has filed or exclusively licensed 56 patent applications relating to its product and technology development programs with the United States Patent and Trademark Office (the "USPTO"), as well as foreign counterparts of certain of these applications in Europe, Japan and certain other countries. Of these patent applications, 17 patents have been issued or allowed by the USPTO.

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

HUMAN RESOURCES

  At December 31, 1997, Targeted Genetics had 90 full time equivalent employees; effective February 15, 1998, the Company reduced its workforce to 64 full time equivalent employees in order to reduce the amount of cash being used to fund operations. Of the remaining employees, 50 are directly involved in research and development, of whom 9 have Ph.D. or M.D. degrees. A significant number of the Company's management and professional employees have prior experience with other biotechnology or pharmaceutical companies. The Company considers its relations with its remaining employees to be good.

  The Company's success will depend in large part on its ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. After the recent workforce reduction, the Company put into place several programs involving restructuring and repricing of stock options and cash retention bonuses in order to provide appropriate incentive to all retained employees to continue their employment with the Company. However, there can be no assurance that the Company will be successful in retaining its existing personnel or advisors, or in attracting additional qualified employees.

EXECUTIVE OFFICERS

  The following are the executive officers of Targeted Genetics who will serve in the capacities noted until their successors are duly appointed and qualified.

               NAME           AGE                 POSITION
      ----------------------- --- ----------------------------------------
      H. Stewart Parker        42 President, Chief Executive Officer and
                                  Director
      Barrie J. Carter, Ph.D.  53 Executive Vice President and Director of
                                  Research and Development
      James A. Johnson         41 Vice President, Finance, Chief Financial
                                  Officer, Treasurer and Secretary

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

FACTORS AFFECTING FORWARD-LOOKING INFORMATION

  Need for Additional Capital. The Company expects negative cash flow from operations to continue in the foreseeable future. The Company will require substantial additional funds to continue the development and commercialization of its potential products. Adequate funds, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its research and development programs. Furthermore, if at any time the Company's funds are depleted, the Company may be required to cease operations. The Company estimates that its cash, cash equivalents and securities available for sale will be sufficient to meet its needs until May 1998.

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

  Uncertainty of Patent Position and Proprietary Rights. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company. Patent positions in the biotechnology field are highly uncertain and involve complex legal, scientific and factual questions. There can be no assurance that any patent application relating to the technology used by the Company will result in a patent being issued or that, if issued, the patent will afford protection against competitors. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. If the Company becomes involved in patent litigation, it could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. In addition to any potential liability for significant damages, the Company could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all. The Company also relies upon unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented proprietary technology. See "Business-- Patents and Proprietary Rights."

  Uncertainty of Governmental Regulatory Requirements; Lengthy Approval Process. The process of obtaining regulatory approvals for clinical trials or for the manufacturing or marketing of the Company's potential products is costly and time-consuming and is subject to unanticipated delays. There can be no assurance that the Company will be able to obtain the necessary regulatory approvals for manufacturing or marketing any of its product candidates. Even if regulatory approval of a potential product is obtained, later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions. All manufacturing operations also are subject to the FDA's current Good Manufacturing Practice ("cGMP") requirements on an ongoing basis. There can be no assurance that the Company will be able to attain or maintain compliance with cGMP requirements. See "Business--Governmental Regulation."

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

  Competition. The Company is experiencing intense competition from companies developing gene and cell therapy technologies as well as those using more traditional approaches to treating human diseases. Many of these competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. Consequently, the Company's competitors may succeed in commercializing products more rapidly than the Company. The Company's competitors may also manufacture and market competitive products more successfully than the Company's potential products. Such developments could render the Company's potential products less competitive or obsolete. See "Business--Competition."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The Company's common stock trades on The Nasdaq Stock Market under the symbol TGEN. At March 6, 1998, there were approximately 3,500 holders of the Company's common stock. The Company has never paid cash dividends and does not anticipate paying them in the foreseeable future. The following table sets forth for each calendar quarter indicated, the high and low bid quotations for the Company's common stock. These quotes reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

          1996
          ----
          1st Quarter........................... $7 1/4   $4
          2nd Quarter...........................  6 1/4    3 7/8
          3rd Quarter...........................  5        2 7/8
          4th Quarter...........................  5 1/4    3 1/2
          1997
          ----
          1st Quarter........................... $5 3/4   $3 3/8
          2nd Quarter...........................  3 5/8    2 1/2
          3rd Quarter...........................  6 7/16   2 7/8
          4th Quarter...........................  5 1/2    2 1/4

  On March 15, 1997, the Company issued to The Burnham Institute a warrant to purchase up to 50,000 shares of the Company's common stock (the "Burnham Warrant") as partial consideration for the execution of a license agreement. The Burnham Warrant vested 16,667 shares upon execution of such license agreement; additional shares vest upon the occurrence of certain milestones relating to pre-clinical animal studies and the issuance of patents. The vested portion of the Burnham Warrant is exercisable until March 15, 2004 at an exercise price per share of $4.50. On May 15, 1997, the Company issued to Francis Chisari a warrant to purchase up to 25,000 shares of the Company's common stock (the "Chisari Warrant") as partial consideration for the execution of a consulting agreement. The Chisari Warrant vested 5,000 shares immediately; on each May 15, beginning on May 15, 1998, the warrant vests with respect to an additional 5,000 shares. The vested portion of the Chisari Warrant is exercisable until May 15, 2004 at an exercise price per share of $3.13. Each of the Burnham Warrant and the Chisari Warrant provides for accelerated vesting in the event of certain mergers or other similar transactions that result in a change in control of the Company. Each of the Burnham Warrant and the Chisari Warrant were issued in a transaction not involving a public offering and therefore exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                             1997          1996         1995         1994         1993
                         ------------  ------------  -----------  -----------  -----------
RESULTS OF OPERATIONS
Revenues................ $  1,978,477  $  2,254,178  $   842,460  $   448,822  $   412,076
Expenses................   16,166,251    28,292,220   10,764,744    8,848,167    5,477,588
Net loss................  (14,187,774)  (26,038,042)  (9,922,284)  (8,399,345)  (5,065,512)
Basic and diluted net
 loss per share.........         (.70)        (1.59)        (.94)       (1.40)        N.M.(/1/)
FINANCIAL CONDITION
Cash, cash equivalents
 and securities
 available for sale..... $  5,037,821  $ 19,051,070  $14,442,562  $11,474,787  $ 6,797,182
Total assets............    9,767,084    25,139,052   19,960,460   17,045,881   12,115,184
Long-term obligations,
 including current
 portion................    2,547,324     3,378,420    3,286,508    2,837,370    1,184,706
Shareholders' equity....    5,591,587    19,507,788   15,772,836   13,242,145   12,115,184

--------
(/1/)Per share amounts are not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Targeted Genetics Corporation, a development stage company, was incorporated in March 1989 as a wholly owned subsidiary of Immunex Corporation. The Company's activities were carried out as a project within Immunex through December 31, 1991. In 1992, the Company began to operate independently from Immunex and raised $16.6 million, net of expenses, in a private placement of preferred stock. Through additional public offerings, the Company has raised an additional $38.4 million. In June 1996, the Company completed a merger with RGene Therapeutics, Inc. ("RGene"), a privately-held biotechnology company. Currently, the Company's only significant revenue sources are a research and development collaborative agreement related to the European development of the Company's tgDCC-E1A cancer product and interest income earned on investments. The Company has generated an accumulated deficit of $67.8 million through December 31, 1997.

  It is not anticipated that the Company will have any product-related revenues for a number of years. Accordingly, the Company expects to generate substantial additional losses in the future attributable to the continuation of preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development. The Company's ability to achieve profitability depends in part on its ability, alone or with others, to complete the development of product candidates, obtain regulatory approvals, comply with applicable regulatory requirements and manufacture and market such products, of which there can be no assurance.

RISKS AND UNCERTAINTIES

  This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See "Factors Affecting Forward-Looking Information".

RESULTS OF OPERATIONS

  Revenue under collaborative agreements decreased to $888,000 for the year ended December 31, 1997, from $1.2 million for the year ended December 31, 1996. The decrease primarily resulted from a reduction in milestone payments received under the Company's collaborative agreement with Laboratoires Fournier S.C.A. ("Fournier"). Similarly, the increase in 1996 versus 1995 was attributable to receipts from Fournier.

  Investment income decreased to $651,000 for the year ended December 31, 1997, from $924,000 for the year ended December 31, 1996. The decrease resulted from a lower average cash balance and securities available for investment. The increase in 1996 versus the year ended December 31, 1995 was attributable to a higher average investment balance during the year and higher rates of return on those balances.

  Research and development expenses increased to $13.0 million for the year ended December 31, 1997, from $11.5 million for the year ended December 31, 1996. Although internal expenses for research and development leveled off in 1997, the Company experienced an increase in external expenses related to intellectual property and to the continued progression of the Company's clinical trial programs. Of the increase, approximately $1.4 million related to these two areas. The increase in 1996 versus the year ended December 31, 1995 was approximately $3.3 million, of which $1.6 million related to the RGene acquisition and continuation of the acquired research, development and clinical programs. Of this amount, approximately $1.3 million represented recurring, routine charges and approximately $300,000 represented non-recurring charges. Also contributing to the increase in expenses in 1996 over 1995 were a moderate increase in the level of expenses supporting the advancement of clinical, manufacturing process development and regulatory programs as well as additional employees and related expenses in preclinical immunology.

  A one-time expense resulting from the acquisition of RGene was charged against income in 1996. Of the total RGene purchase price, $13.5 million was allocated to RGene's existing in-process technology and was written-off in the second quarter to in-process research and development expense.

  General and administrative expenses decreased slightly to $2.8 million for the year ended December 31, 1997, from $2.9 million for the year ended December 31, 1996. Consistent with internal research and development expenses, general and administrative expenses leveled off in 1997. The increase in 1996 expenses versus the year ended December 31, 1995 reflected $338,000 of non-recurring expenses incurred as a result of the RGene acquisition. Other factors contributing to the increase in 1996 expenses were increases in business development and investor relations activities and, to a lesser extent, modest growth in administrative staff.

  Interest expense decreased to $338,000 for the year ended December 31, 1997, from $397,000 for the year ended December 31, 1996. This expense resulted from obligations under capital leases used to purchase laboratory and computer equipment, furniture and leasehold improvements. The decrease from the prior year was due to a declining principal balance under the related lease obligations. The increase in 1996 versus the year ended December 31, 1995 was due to an increase in the amount of equipment purchases financed. The Company expects that it will continue to finance equipment purchases, if favorable terms are available.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had cash, cash equivalents and securities available for sale totaling $5.0 million, compared to $19.1 million at December 31, 1996. The decrease was primarily attributable to the Company's use of $12.5 million to fund its operations for the year. Also, $1.3 million was used for payments under equipment leases and notes and $705,000 was used for purchases of equipment. These cash outflows were offset partially by the receipt of $468,000 from equipment financing transactions and $277,000 from the exercise of warrants by existing shareholders.

  In February 1998, the Company reorganized in order to reduce its cash burn rate, in the process reducing its employee headcount by 29% to approximately 64 full-time equivalent employees. Taking into account the effect of the reorganization, the Company estimates that its cash, cash equivalents and securities available for sale at December 31, 1997 will be sufficient to meet its cash needs until May 1998. Therefore, the Company must raise additional capital in the near term in order to continue its operations beyond such time. The Company expects to raise such capital through a private placement of equity securities. There can be no assurance, however, that the Company will be successful in completing such a private placement. If the Company is unable to raise sufficient capital, it may be required to scale back its programs, dispose of technology or cease operations.

  Over the long-term, the Company will need to raise substantial additional funds in the future to continue the development and commercialization of its products. The Company's business strategy involves entering into agreements with corporate partners that provide license fees, milestone payments, research and development funding and, potentially, equity investment. There can be no assurance, however, that the Company will be successful in establishing any such collaborative arrangements or that any such future partner would be successful in commercializing products. Regardless of its success in partnering, the Company expects that it will need to seek additional sources of public or private equity capital in the future. There can be no assurance that adequate funds will be available to the Company through such sources when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to delay, restrict or eliminate some or all of its research or development programs, dispose of assets or technology, or cease operations.

IMPACT OF YEAR 2000

  The Company has completed a computer system assessment and will have to replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at less than $100,000, which includes approximately $50,000 for the purchase of new software that will be capitalized and approximately $50,000 that will be expensed as incurred. To date, the Company has not incurred any costs for the development of a modification plan or for the purchase new software. The project is estimated to be completed no later than June 30, 1999, which is prior to any anticipated impact on its operating systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  (a) The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the annual meeting to be held on May 5, 1998.

  (b) The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the section captioned "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the annual meeting to be held on May 5, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the section captioned "PRINCIPAL TARGETED GENETICS SHAREHOLDERS" in the Company's definitive Proxy Statement for the annual meeting to be held on May 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Inapplicable

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements.

  The following Financial Statements are submitted in a separate section beginning on Page F-1 of this report.

                                                                    PAGE(S) IN
                                                                       10-K
                                                                    ----------
Report of Ernst and Young LLP, Independent Auditors................    F-1
Balance Sheets at December 31, 1997 and 1996.......................    F-2
Statements of Operations for the years ended December 31, 1997,
 1996, and 1995 and for the period from March 9, 1989 (date of
 inception) through December 31, 1997..............................    F-3
Statements of Shareholders' Equity for the period from March 9,
 1989 (date of inception) through December 31, 1997................    F-4
Statements of Cash Flows for the years ended December 31, 1997,
 1996, and 1995 and for the period from March 9, 1989 (date of
 inception) through December 31, 1997..............................    F-6
Notes to Financial Statements......................................    F-7

  2. Financial Statement Schedules

  All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

  3. Exhibits

 2.1  Agreement and Plan of Merger dated as of April 16, 1996, by and      (E)
       among Targeted Genetics Corporation, TGC Acquisition Corporation
       and RGene Therapeutics, Inc. (Exhibit 2.1)

 3.1  Amended and Restated Articles of Incorporation (Exhibit 3.1)         (I)

 3.2  Amended and Restated Bylaws (Exhibit 3.2)                            (I)

 4.1  Warrant to Purchase 11,000 shares of the Common Stock of Targeted    (D)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       December 27, 1993, as amended (Exhibit 4.1)

 4.2  Warrant to Purchase 11,000 shares of the Common Stock of Targeted    (A)
      Genetics Corporation, issued to LINC Capital Management, Ltd. on
      December 27, 1993 (Exhibit 4.2)

 4.3  Warrant to Purchase 18,701 shares of the Common Stock of Targeted    (B)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       November 30, 1994 (Exhibit 4.3)

 4.4  Warrant Agreement between Targeted Genetics Corporation and First    (D)
       Interstate Bank of Washington, N.A., as Warrant Agent (Exhibit
       4.4)

 4.5  First Amendment to the Warrant Agreement between Targeted Genetics   (L)
       Corporation and First Interstate Bank of Washington, N.A., as
       Warrant Agent (Exhibit 3.1)

 4.6  Specimen Warrant Certificate (Exhibit 4.5)                           (C)

 4.7  Warrant to Purchase 21,315 shares of the common stock of Targeted    (D)
       Genetics Corporation, issued to Financing for Science
       International, Inc. on November 30, 1995 (Exhibit 4.6)

 4.8  Rights Agreement, dated as of October 17, 1996, between Targeted     (H)
       Genetics Corporation and ChaseMellon Shareholder Services
       (Exhibit 2.1)

 4.9  Warrant to purchase 50,000 shares of the Common Stock of Targeted    (J)
       Genetics Corporation, issued to the Burnham Institute on March
       15, 1997 (Exhibit 4.1)

 4.10 Warrant to purchase 25,000 shares of the Common Stock of Targeted    (K)
       Genetics Corporation, issued to Francis Chisari on May 15, 1997
       (Exhibit 4.1)


 10.1  Form of Indemnification Agreement between the registrant and its    (A)
        officers and directors (Exhibit 10.6)

 10.2  Form of Senior Management Employment Agreement between the          (I)
        registrant and its executive officers (Exhibit 10.2)

 10.3  Non-exclusive License Agreement, dated as of November 19, 1991,     (A)
        between the Fred Hutchinson Cancer Research Center and Immunex
        Corporation* (Exhibit 10.7)

 10.4  Gene Transfer Technology License Agreement, dated as of February    (A)
        18, 1992, between Immunex Corporation and Targeted Genetics
        Corporation* (Exhibit 10.8)

 10.5  License Agreement, dated as of June 1, 1992, between Wisconsin      (A)
        Alumni Research Foundation and Targeted Genetics Corporation*
        (Exhibit 10.9)

 10.6  License Agreement, dated as of August 14, 1992, between Leland      (A)
        Stanford Junior University and Targeted Genetics Corporation*
        (Exhibit 10.10)

 10.7  PHS Patent License Agreement--Non-exclusive, dated as of July 13,   (A)
        1993, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation* (Exhibit 10.13)

 10.8  Non-exclusive Patent License Agreement, dated as of December 25,    (A)
        1993, between The University of Florida Research Foundation,
        Inc. and Targeted Genetics Corporation* (Exhibit 10.14)

 10.9  Research and Exclusive License Agreement, dated as of January 1,
        1994, between Targeted Genetics Corporation and the Fred
        Hutchinson Cancer Research Center*

 10.10 PHS Patent License Agreement--Exclusive, dated as of March 10,
        1994, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation*

 10.11 Exclusive License Agreement, dated as of March 14, 1994, between
        Medical College of Ohio and Targeted Genetics Corporation*

 10.12 License Agreement, dated as of March 16, 1994, between the Johns    (A)
        Hopkins University and Targeted Genetics Corporation* (Exhibit
        10.17)

 10.13 License Agreement, dated as of March 28, 1994, between Targeted
        Genetics Corporation and the University of Michigan*

 10.14 Exclusive License Agreement dated as of March 23, 1994, between the Fred Hutchinson Cancer Research Center and Targeted Genetics
        Corporation*

 10.15 Exclusive License Agreement, dated as of August 25, 1994, between   (B)
        Targeted Genetics Corporation and the Fred Hutchinson Cancer
        Research Center* (Exhibit 10.20)

 10.16 Development Agreement dated April 6, 1994, by and between Argus     (F)
        Pharmaceuticals, Inc. and RGene Therapeutics, Inc.* (Exhibit
        10.28)

 10.17 Patent and Technology License Agreement effective as of March 1,    (F)
        1994, by and among the Board of Regents of the University of
        Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.*
        (Exhibit 10.29)

 10.18 First Amended and Restated License Agreement effective October      (F)
        12, 1995 between The University of Tennessee Research
        Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)

 10.19 Amendment to the First Amended and Restated License Agreement,      (G)
        between The University of Tennessee Research Corporation and
        RGene Therapeutics, Inc., dated as of June 19, 1996* (Exhibit
        10.1)

 10.20 Exclusive Sublicense Agreement effective July 23, 1996 by and       (I)
        between Alkermes, Inc. and Targeted Genetics Corporation.*
        (Exhibit 10.20)

 10.21 Revised License Agreement effective October 1, 1996, by and         (I)
        between the University of Pittsburgh--of the Commonwealth System
        of Higher Education and Targeted Genetics Corporation* (Exhibit
        10.21)

 10.22 Agreement dated as of May 28, 1996 by and between RGene             (F)
        Therapeutics, Inc. and Laboratoires Fournier S.C.A.* (Exhibit
        10.32)

 10.23 License Agreement, dated as of March 15, 1997, between the
        Burnham Institute and Targeted Genetics Corporation*

 10.24 Olive Way Building Lease, dated as of November 20, 1993, between    (A)
        Metropolitan Federal Savings and Loan Association and Targeted
        Genetics Corporation (Exhibit 10.21)

 10.25 First Amendment to Olive Way Building Lease, dated as of December   (B)
        10, 1994, between Targeted Genetics Corporation and Metropolitan
        Federal Savings and Loan Association (Exhibit 10.22)

 10.26 Second Amendment to Olive Way Building Lease, dated as of June      (I)
        12, 1996, between Targeted Genetics Corporation and Ironwood
        Apartments, Inc. (successor in interest to Metropolitan Federal
        Savings and Loan Association) (Exhibit 10.25)

 10.27 Office Lease, dated as of October 7, 1996, by and between           (I)
        Benaroya Capital Company, LLC and Targeted Genetics Corporation
        (Exhibit 10.26)

 10.28 MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of   (A)
        December 27, 1993 (Exhibit 10.22)

 10.29 LINC Capital Management, Ltd. Equipment Lease Agreement, dated as   (A)
        of December 27, 1993 (Exhibit 10.23)

 10.30 Loan and Security Agreement, dated as of November 30, 1994,         (B)
        between MMC/GATX Partnership No. 1 and Targeted Genetics
        Corporation (Exhibit 10.25)

 10.31 Master Equipment Lease Agreement, dated as of October 17, 1995,     (D)
        between Financing for Science International, Inc. and Targeted
        Genetics Corporation (Exhibit 10.28)

 10.32 Registration Rights Agreement dated as of April 27, 1992, among     (A)
        Targeted Genetics Corporation and the holders of Series A and
        Series B Convertible Preferred Stock (Exhibit 10.26)

 10.33 1992 Restated Stock Option Plan (Exhibit 10.33)                     (I)

 10.34 Stock Option Plan for Nonemployee Directors

 23.1  Consent of Ernst & Young LLP, Independent Auditors

 27.1  Financial Data Schedule

--------
 * Confidential treatment has been granted by or requested from the Securities and Exchange Commission for portions of these exhibits.

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

(J) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1997.

(K) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997.

(L) Incorporated by reference to the designated exhibit included with the Company's Form 8-A/A filed July 29, 1997.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TARGETED GENETICS CORPORATION

                                                   /s/ H. Stewart Parker
                                          By: _________________________________
                                                     H. STEWART PARKER
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

Date: March 18, 1998

                               POWER OF ATTORNEY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
     /s/ H. Stewart Parker           President and Chief           March 18, 1998
____________________________________  Executive Officer, Director
         H. STEWART PARKER            (Principal Executive
                                      Officer)

      /s/ James A. Johnson           Vice President, Finance,      March 18, 1998
____________________________________  Chief Financial Officer,
          JAMES A. JOHNSON            Treasurer and Secretary
                                      (Principal Financial and
                                      Accounting Officer)

   /s/ Jeremy L. Curnock Cook        Chairman of the Board,        March 18, 1998
____________________________________  Director
       JEREMY L. CURNOCK COOK


       /s/ Jack L. Bowman            Director                      March 18, 1998
____________________________________
           JACK L. BOWMAN


      /s/ Stephen A. Duzan           Director                      March 18, 1998
____________________________________
          STEPHEN A. DUZAN


       /s/ James D. Grant            Director                      March 18, 1998
____________________________________
           JAMES D. GRANT


     /s/ Donald E. O'Neill           Director                      March 18, 1998
____________________________________
         DONALD E. O'NEILL


    /s/ Mark Richmond, Ph.D.         Director                      March 18, 1998
____________________________________
        MARK RICHMOND, PH.D.


      /s/ Martin P. Sutter           Director                      March 18, 1998
____________________________________
          MARTIN P. SUTTER

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Targeted Genetics Corporation

  We have audited the accompanying balance sheets of Targeted Genetics Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and the period from March 9, 1989 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targeted Genetics Corporation (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the period from March 9, 1989 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the company will continue as a going concern. As more fully described in Note 1, the Company has incurred substantial operating losses and negative operating cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets and liabilities that may result from the outcome of this uncertainty.

                                                          /s/ Ernst & Young LLP

Seattle, Washington
February 3, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $  1,011,845  $  3,532,568
  Securities available for sale....................    4,025,976    15,518,502
  Prepaid expenses and other.......................      248,278       468,671
                                                    ------------  ------------
    Total current assets...........................    5,286,099    19,519,741
Property, plant and equipment, net.................    3,927,533     4,991,017
Other assets.......................................      553,452       628,294
                                                    ------------  ------------
                                                     $ 9,767,084  $ 25,139,052
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  1,352,297  $  1,887,880
  Accrued payroll and other liabilities............      275,876       364,964
  Current portion of long-term obligations.........    1,030,562     1,250,263
                                                    ------------  ------------
    Total current liabilities......................    2,658,735     3,503,107
Long-term obligations..............................    1,516,762     2,128,157
Commitments
Shareholders' equity:
  Preferred stock, $.01 par value, 6,000,000 shares
   authorized,
   none outstanding................................          --            --
  Common stock, $.01 par value, 40,000,000 shares
   authorized,
   20,211,114 and 20,136,468 outstanding at
   December 31, 1997
   and 1996, respectively..........................   73,401,141    73,115,362
  Unrealized gains on securities available for
   sale............................................        5,181        19,387
  Deficit accumulated during development stage.....  (67,814,735)  (53,626,961)
                                                    ------------  ------------
    Total shareholders' equity.....................    5,591,587    19,507,788
                                                    ------------  ------------
                                                    $  9,767,084  $ 25,139,052
                                                    ============  ============


               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                  PERIOD FROM
                                                                    MARCH 9,
                                                                      1989
                                                                    (DATE OF
                                                                   INCEPTION)
                                YEAR ENDED DECEMBER 31,             THROUGH
                         ---------------------------------------  DECEMBER 31,
                             1997          1996         1995          1997
                         ------------  ------------  -----------  ------------
Revenues:
  Collaborative
   agreements........... $    888,335  $  1,202,965  $    75,000  $  2,166,300
  Investment income.....      650,892       923,720      667,835     3,651,894
  Other.................      439,250       127,493       99,625       666,368
                         ------------  ------------  -----------  ------------
    Total revenues......    1,978,477     2,254,178      842,460     6,484,562
                         ------------  ------------  -----------  ------------
Expenses:
  Research and
   development..........   13,043,288    11,502,584    8,194,913    47,316,992
  In-process research
   and development......          --     13,517,911          --     13,517,911
  General and
   administrative.......    2,784,806     2,874,316    2,267,516    12,233,842
  Interest..............      338,157       397,409      302,315     1,230,552
                         ------------  ------------  -----------  ------------
    Total expenses......   16,166,251    28,292,220   10,764,744    74,299,297
                         ------------  ------------  -----------  ------------
Net loss................ $(14,187,774) $(26,038,042) $(9,922,284) $(67,814,735)
                         ============  ============  ===========  ============
Basic and diluted net
 loss per share......... $      (0.70) $      (1.59) $     (0.94)
                         ============  ============  ===========
Shares used in
 computation of basic
 and diluted net loss
 per share..............   20,196,325    16,407,928   10,532,950
                         ============  ============  ===========



               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
    PERIOD FROM MARCH 9, 1989 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997

                                                                           UNREALIZED
                                                                             GAINS
                                                                            (LOSSES)     DEFICIT
                                                                               ON      ACCUMULATED
                                            COMMON STOCK       ADVANCES    SECURITIES     DURING         TOTAL
                          PREFERRED    ----------------------    FROM      AVAILABLE   DEVELOPMENT   SHAREHOLDERS'
                            STOCK        SHARES     AMOUNT      IMMUNEX     FOR SALE      STAGE         EQUITY
                         ------------  ---------- ----------- -----------  ----------  ------------  -------------
Net loss from March 9,
 1989 (date of
 inception) through
 December 31, 1991...... $        --          --  $       --  $ 2,807,316  $     --    $ (2,807,316)  $       --
 Sale of common stock...          --    1,080,000      27,600         --         --             --         27,600
 Issuance of 1,920,000
  shares of Series A
  preferred stock to
  Immunex in repayment
  of advances...........    2,807,316         --          --   (2,807,316)       --             --            --
 Sale of 3,675,986
  shares of Series B
  preferred stock, net
  of issuance costs of
  $772,415..............   16,597,399         --          --          --         --             --     16,597,399
 Issuance of common
  stock as compensation.          --      120,000      66,000         --         --             --         66,000
 Net loss--1992.........          --          --          --          --         --      (1,394,462)   (1,394,462)
                         ------------  ---------- ----------- -----------  ---------   ------------   -----------
Balance at December 31,
 1992...................   19,404,715   1,200,000      93,600         --         --      (4,201,778)   15,296,537
 Net loss--1993.........          --          --          --          --         --      (5,065,512)   (5,065,512)
                         ------------  ---------- ----------- -----------  ---------   ------------   -----------
Balance at December 31,
 1993...................   19,404,715   1,200,000      93,600         --         --      (9,267,290)   10,231,025
 Sale of common stock in
  initial public
  offering, net of
  issuance costs of
  $1,404,056............          --    2,154,345  11,522,014         --         --             --     11,522,014
 Conversion of Series A
  and B preferred stock
  to common stock.......  (19,404,715)  5,595,986  19,404,715         --         --             --            --
 Exercise of stock
  options...............          --        8,500       4,555         --         --             --          4,555
 Unrealized losses on
  securities available
  for sale..............          --          --          --          --    (116,104)           --       (116,104)
 Net loss--1994.........          --          --          --          --         --      (8,399,345)   (8,399,345)
                         ------------  ---------- ----------- -----------  ---------   ------------   -----------
Balance at December 31,
 1994...................          --    8,958,831  31,024,884         --    (116,104)   (17,666,635)   13,242,145
 Sale of common stock
  and 830,598 warrants,
  net of issuance costs
  of $214,519...........          --    3,322,392  12,244,461         --         --             --     12,244,461
 Exercise of stock
  options...............          --       35,960      26,091         --         --             --         26,091
 Unrealized gains on
  securities available
  for sale..............          --          --          --          --     182,423            --        182,423
 Net loss--1995.........          --          --          --          --         --      (9,922,284)   (9,922,284)
                         ------------  ---------- ----------- -----------  ---------   ------------   -----------
Balance at December 31,
 1995................... $        --   12,317,183 $43,295,436 $       --   $  66,319   $(27,588,919)  $15,772,836

               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF SHAREHOLDERS' EQUITY--(CONTINUED)
    PERIOD FROM MARCH 9, 1989 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997

                                                                       UNREALIZED
                                                                         GAINS
                                                                        (LOSSES)     DEFICIT
                                                                           ON      ACCUMULATED
                                          COMMON STOCK       ADVANCES  SECURITIES     DURING         TOTAL
                          PREFERRED  ----------------------    FROM    AVAILABLE   DEVELOPMENT   SHAREHOLDERS'
                            STOCK      SHARES     AMOUNT     IMMUNEX    FOR SALE      STAGE         EQUITY
                          ---------- ---------- ----------- ---------- ----------  ------------  -------------
Balance at December 31,
 1995...................  $      --  12,317,183 $43,295,436 $      --  $  66,319   $(27,588,919) $ 15,772,836
 Sale of common stock,
  net of issuance costs
  of $1,476,779.........         --   4,025,000  14,623,221        --        --             --     14,623,221
 Issuance of common
  stock in RGene
  acquisition...........         --   3,636,364  14,854,546        --        --             --     14,854,546
 Exercise of stock
  options...............         --      78,460      44,179        --        --             --         44,179
 Exercise of warrants...         --      61,000     285,480        --        --             --        285,480
 Issuance of common
  stock in payment for
  consulting and license
  fees..................         --      18,461      12,500        --        --             --         12,500
 Unrealized losses on
  securities available
  for sale..............         --         --          --         --    (46,932)           --        (46,932)
 Net loss--1996.........         --         --          --         --        --     (26,038,042)  (26,038,042)
                          ---------- ---------- ----------- ---------- ---------   ------------  ------------
Balance at December 31,
 1996...................         --  20,136,468  73,115,362        --     19,387    (53,626,961)   19,507,788
 Exercise of stock
  options...............         --      15,380       8,414        --        --             --          8,414
 Exercise of warrants...         --      59,266     277,365        --        --             --        277,365
 Unrealized losses on
  securities available
  for sale..............         --         --          --         --    (14,206)           --        (14,206)
 Net loss--1997.........         --         --          --         --        --     (14,187,774)  (14,187,774)
                          ---------- ---------- ----------- ---------- ---------   ------------  ------------
Balance at December 31,
 1997...................  $      --  20,211,114 $73,401,141 $      --  $   5,181   $(67,814,735) $  5,591,587
                          ========== ========== =========== ========== =========   ============  ============


               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                     PERIOD FROM
                                                                    MARCH 9, 1989
                                                                      (DATE OF
                                                                     INCEPTION)
                                 YEAR ENDED DECEMBER 31,               THROUGH
                          ----------------------------------------  DECEMBER 31,
                              1997          1996          1995          1997
                          ------------  ------------  ------------  -------------
OPERATING ACTIVITIES:
 Net loss...............  $(14,187,774) $(26,038,042) $ (9,922,284) $(67,814,735)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
 In-process research and
  development...........           --     12,867,986           --     12,867,986
 Depreciation and
  amortization..........     1,641,151     1,919,510     1,484,549     6,723,542
 Expenses paid with
  common stock..........           --         12,500           --         78,500
 (Increase) decrease in
  prepaid expenses and
  other.................        38,789      (201,575)      (49,865)     (458,076)
 (Increase) decrease in
  accrued interest on
  securities available
  for sale..............       162,497       (72,570)      (9,287)         6,999
 Increase (decrease) in
  current liabilities...      (190,996)    1,141,275       (17,955)    1,720,270
                          ------------  ------------  ------------  ------------
  Net cash used in
   operating activities.   (12,536,333)  (10,370,916)   (8,514,842)  (46,875,514)
                          ------------  ------------  ------------  ------------
INVESTING ACTIVITIES:
 Purchases of property,
  plant and equipment...      (704,896)   (1,542,594)   (1,335,876)   (9,418,087)
 Purchases of securities
  available for sale....      (814,251)  (23,574,123)  (13,047,852)  (79,478,896)
 Sales of securities
  available for sale....    12,130,074    20,369,007    10,119,622    75,451,101
 Net cash received in
  RGene acquisition.....           --      1,594,386           --      1,594,386
 Increase in other
  assets................       (50,000)     (145,000)      (76,500)     (769,179)
                          ------------  ------------  ------------  ------------
  Net cash provided by
   (used in) investing
   activities...........    10,560,927    (3,298,324)   (4,340,606)  (12,620,675)
                          ------------  ------------  ------------  ------------
FINANCING ACTIVITIES:
 Net proceeds from sale
  of capital stock......       285,779    14,952,880    12,270,552    55,660,779
 Advances from Immunex..           --            --            --      2,807,316
 Proceeds from equipment
  financing
  transactions..........       468,363     1,097,588     1,089,789     5,412,245
 Payments under capital
  leases and installment
  loans.................    (1,299,459)   (1,003,474)     (657,058)   (3,372,306)
                          ------------  ------------  ------------  ------------
  Net cash provided by
   (used in) financing
   activities...........      (545,317)   15,046,994    12,703,283    60,508,034
                          ------------  ------------  ------------  ------------
Net increase (decrease)
 in cash and cash
 equivalents............    (2,520,723)    1,377,754      (152,165)    1,011,845
Cash and cash
 equivalents, beginning
 of period..............     3,532,568     2,154,814     2,306,979           --
                          ------------  ------------  ------------  ------------
Cash and cash
 equivalents, end of
 period.................  $  1,011,845  $  3,532,568  $  2,154,814  $  1,011,845
                          ============  ============  ============  ============
SUPPLEMENTAL DISCLOSURES
 OF NON-CASH INVESTING
 AND FINANCING
 ACTIVITIES:
 Deferred sales tax on
  leasehold improvements
  and equipment.........  $        --   $        --       $ 16,407  $    509,588
                          ============  ============  ============  ============
 Preferred stock issued
  to Immunex in payment
  of advances...........  $        --   $        --   $        --   $  2,807,316
                          ============  ============  ============  ============


               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

  Targeted Genetics Corporation (the "Company") is developing gene therapy products for the treatment of certain acquired and inherited diseases. As a development stage company, the Company has devoted substantially all its efforts to date to conducting research and development activities, recruiting personnel and raising capital.

  The Company was incorporated in the state of Washington in March 1989 as a wholly owned subsidiary of Immunex Corporation ("Immunex"). In February 1992, the Company issued 1,920,000 shares of Series A convertible preferred stock to Immunex in exchange for the grant of a license to certain technology, settlement of advances from Immunex and cancellation of 40,000 shares of common stock issued by the Company to Immunex on March 28, 1989. At December 31, 1997, Immunex held approximately 13% of the outstanding stock of the Company.

  The Company has incurred operating losses and negative cash flows from operations each year since inception. As of December 31, 1997, the Company had an accumulated deficit of $67.8 million. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

  As a result of its significant development efforts, the Company has required substantial working capital to fund its operations. To date, the Company has financed it operations principally through the net proceeds from its equity offerings. As of December 31, 1997, the Company had cash, cash equivalents and securities available for sale of $5.0 million. The funds will enable the company to sustain operations until approximately May 1998. The Company is actively pursuing additional working capital, through a private placement of equity securities, to meet its future operational requirements. If the Company is not able to secure additional sources of working capital, it will be forced to curtail operations or dispose of assets or technology. There can be no assurance such funds will be available as needed or on terms that are acceptable to the Company or that the Company will successfully complete other steps necessary to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash Equivalents

  The Company considers all short-term investments with a purchased maturity of three months or less to be cash equivalents. Cash equivalents, valued at cost which approximates market, consist principally of money market accounts and short-term government obligations.

 Securities Available for Sale

  Securities available for sale consist primarily of corporate debt securities and U.S. Government notes, all of which mature within one year. Management currently classifies the Company's entire investment portfolio, other than cash equivalents, as securities available for sale. Such securities are stated at market value, with the unrealized gains and losses included as a component of shareholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which are included in investment income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale are also included in investment income. The cost of securities sold is calculated using the specific identification method.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

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

 Stock Compensation

  The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("Statement 123"), whereby it will apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of the grant. Recognition of the stock-based compensation under Statement 123 requires the use of fair value method to value stock options using option value models which were developed for purposes other than valuing employee stock options.

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

 Net Loss Per Share

  In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Under Statement 128, the Company is required to present basic and diluted earnings per share for all years presented. Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the impact of stock options, warrants and other potentially dilutive securities unless the effect of their inclusion would be antidilutive. There was no restatement required due to the adoption of Statement 128.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3. SECURITIES AVAILABLE FOR SALE

  All securities available for sale at December 31, 1997 mature within one year. Securities available for sale consisted of the following:

                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                      COST       GAINS      LOSSES      VALUE
                                   ----------- ---------- ---------- -----------
   December 31, 1997:
     U.S. corporate securities...  $ 2,485,485  $ 5,779    $   133   $ 2,491,131
     U.S. Treasury securities and
      obligations of U.S.
      government agencies........    1,535,310      --         465     1,534,845
                                   -----------  -------    -------   -----------
                                   $ 4,020,795  $ 5,779    $   598   $ 4,025,976
                                   ===========  =======    =======   ===========
   December 31, 1996:
     U.S. corporate securities...  $ 3,905,454  $ 4,311    $ 4,665   $ 3,905,100
     U.S. Treasury securities and
      obligations of U.S.
      government agencies........   11,593,661   26,686      6,945    11,613,402
                                   -----------  -------    -------   -----------
                                   $15,499,115  $30,997    $11,610   $15,518,502
                                   ===========  =======    =======   ===========

  The gross realized gains on sales of securities available for sale totaled $4,448, $27,300 and $25,047 and the gross realized losses totaled $5,806, $1,097 and $48,013, in 1997, 1996, and 1995, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1997        1996
                                                          ----------- ----------
     Furniture and equipment............................. $ 5,648,213 $5,248,913
     Leasehold improvements..............................   4,484,365  4,420,590
                                                          ----------- ----------
                                                           10,132,578  9,669,503
     Less accumulated depreciation and amortization......   6,205,045  4,678,486
                                                          ----------- ----------
                                                          $ 3,927,533 $4,991,017
                                                          =========== ==========

  The Company has leased furniture and equipment, primarily laboratory equipment. The total cost of leased furniture and equipment capitalized at December 31, 1997 and 1996 was $4,321,900 and $3,796,152, respectively, with related accumulated depreciation of $2,788,565 and $1,840,284 at December 31, 1997 and 1996, respectively.

  At December 31, 1997, the Company had pledged furniture and equipment, having a net book value of $295,799, as collateral under an installment loan agreement.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 5. LONG-TERM OBLIGATIONS

  Long-term obligations consisted of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
    Deferred state sales tax............................. $  400,056 $  467,540
    Installment note payable, effective rate of 16.73%,
     due in monthly installments through 1999............    403,335    634,609
    Capitalized lease obligations (see note 8)...........  1,743,933  2,276,271
                                                          ---------- ----------
                                                           2,547,324  3,378,420
    Less current portion.................................  1,030,562  1,250,263
                                                          ---------- ----------
                                                          $1,516,762 $2,128,157
                                                          ========== ==========

  The state of Washington granted the Company a deferral of state sales tax on new construction and equipment used in research and development activities. The remaining obligation is payable over the next four years.

  Principal payments related to long-term obligations for each of the five years ending December 31, 2002 are $1,030,562, $886,068, $518,035, $81,973,
and $30,686, respectively.

NOTE 6. SHAREHOLDERS' EQUITY

 Warrants

  In July 1995, the Company issued warrants to purchase 830,598 shares of common stock in conjunction with an offering of its common stock. At December 31, 1997, 710,332 of such warrants were outstanding and exercisable at a price of $4.68 per share, expiring January 1998. The Company has issued a total of 137,016 warrants related to equipment financing, collaborative and license agreements. These warrants have a weighted average price of $4.77 per share and expire from May 1999 to December 2003. At December 31, 1997, 847,348 shares of common stock were reserved for all such warrants.

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

 Stock Options

  The Company has two stock option plans under which 2,300,000 shares of common stock were reserved for issuance. Generally, options vest in annual increments over a three- or five-year period. All options expire ten years from date of grant.

  Options have been granted at market value or, prior to the Company's initial public offering, at the estimated fair value at the date of grant as established by the Company's Board of Directors. As of December 31, 1997, options on 464,998 shares were available for future grant.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  A summary of activity related to the Company's stock option plans follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
      Balance, January 1, 1995..............................   838,000   $2.44

        Granted.............................................   253,237    4.09
        Exercised...........................................   (35,960)   0.73
        Cancelled...........................................   (22,860)   4.00
                                                             ---------   -----
      Balance, December 31, 1995............................ 1,032,417    2.87

        Granted.............................................   332,157    4.86
        Exercised...........................................   (78,460)   0.56
        Cancelled...........................................   (71,700)   2.67
                                                             ---------   -----
      Balance, December 31, 1996............................ 1,214,414    3.57

        Granted.............................................   571,728    3.75
        Exercised...........................................   (15,380)   0.55
        Cancelled...........................................   (74,060)   4.42
                                                             ---------   -----
      Balance, December 31, 1997............................ 1,696,702   $3.62
                                                             =========

  Options for 611,465, 390,884 and 268,620, shares were exercisable at December 31, 1997, 1996 and 1995, respectively. The following table summarizes information related to outstanding and exercisable options at December 31, 1997:

                             OUTSTANDING             EXERCISABLE
                    ------------------------------ ----------------
                                        WEIGHTED
                              WEIGHTED   AVERAGE           WEIGHTED
        RANGE OF              AVERAGE   REMAINING          AVERAGE
        EXERCISE              EXERCISE CONTRACTUAL         EXERCISE
         PRICES      SHARES    PRICE      LIFE     SHARES   PRICE
      ------------  --------- -------- ----------- ------- --------
      $0.50--$3.00    646,480  $1.89      7.19     283,460  $0.82
       3.63-- 4.88    600,365   4.38      8.15     131,891   4.13
       5.00-- 6.25    449,857   5.10      7.24     196,114   5.12
      ------------  ---------  -----      ----     -------  -----
      $0.50-- 6.25  1,696,702  $3.62      7.55     611,465  $2.91
                    =========                      =======

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

                                           1997          1996          1995
                                       ------------  ------------  ------------
   Net loss--as reported.............  $(14,187,774) $(26,038,042) $ (9,922,284)
   Net loss--pro forma...............   (15,068,834)  (26,558,542)  (10,156,530)
   Basic and diluted net loss per
    share--as reported...............          (.70)        (1.59)         (.94)
   Basic and diluted net loss per
    share--pro forma.................          (.75)        (1.62)         (.96)

  The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:

                                           1997          1996          1995
                                       ------------  ------------  ------------
   Expected dividend rate............           nil           nil           nil
   Expected stock price volatility...          .696          .664          .664
   Risk-free interest rate...........          6.53%         6.03%         7.16%
   Expected life of options from vest
    date.............................       3 years       3 years       3 years

  The weighted average fair value of options granted during 1997, 1996 and 1995 was $2.51, $3.11 and $2.64, respectively, per share.

NOTE 7. ACQUISITION OF RGENE THERAPEUTICS, INC.

  On June 19, 1996, the Company completed its acquisition of RGene Therapeutics, Inc. ("RGene"), a privately-held gene therapy company. The Company issued 3,636,364 shares of common stock in exchange for all the outstanding capital stock of RGene. The acquisition was accounted for as a purchase and the consideration issued by the Company was allocated to RGene's tangible and intangible assets acquired based on their relative fair values on the acquisition date. The amount allocated to acquired in-process research and development was written off to operations in 1996. The allocation of the aggregate purchase price was as follows:

          Cash and cash equivalents................ $ 3,911,901
          Other current assets.....................     392,174
          In-process technology....................  13,517,911
                                                    -----------
                                                    $17,821,986
                                                    ===========

  The Company may issue up to $5 million in additional common stock to RGene's former stockholders based on the achievement of certain clinical and business-related milestones prior to December 31, 1998. The Company has also assumed certain long-term consulting and research funding agreements as a result of the merger.

NOTE 8. COMMITMENTS

  The Company leases its research and office facilities under two noncancellable operating leases which expire beginning April 1, 1999. The leases may be extended under specific renewal options at the then prevailing fair market value rental rate.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Future minimum rental payments under noncancellable leases at December 31, 1997 were as follows:

                                                           OPERATING   CAPITAL
                                                           ---------- ----------
     Year Ending December 31:
       1998..............................................  $  563,635 $  775,420
       1999..............................................     210,067    819,670
       2000..............................................      94,428    403,830
       2001..............................................      94,428     60,963
       2002..............................................     107,688        --
       Thereafter........................................     134,610        --
                                                           ---------- ----------
     Total minimum lease payments........................  $1,204,856  2,059,883
                                                           ==========
     Less amount representing interest...................                315,950
                                                                      ----------
     Present value of minimum capitalized lease payments.             $1,743,933
                                                                      ==========

  In January 1998, four capital leases were extended. As such, the annual future minimum rental payments for capital leases will be increased by $244,344, $264,724, $122,697 and $33,847 beginning in 1998, respectively. Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $533,155, $432,335 and $396,220, respectively.

NOTE 9. EMPLOYEE RETIREMENT PLAN

  The Company sponsors an Employee Retirement Plan in accordance with Section 401(k) of the Internal Revenue Code. All employees 21 years old or older are eligible to participate in the plan. Contributions made into the plan are at the discretion of the Company's Board of Directors. The Company incurred $99,426 and $81,364 of expense in 1997 and 1996 related to contributions to the plan. There were no contributions to the plan made by the Company in 1995.

NOTE 10. INCOME TAXES

  At December 31, 1997, the Company had net operating loss carryforwards of $52,547,000 and research and experimental credit carryforwards of $1,439,000. The carryforwards are available to offset future federal income taxes and begin to expire in 2008. The Company has provided a valuation allowance to offset the excess of deferred tax assets over the deferred tax liabilities due to the uncertainty of realizing the benefits of the net deferred tax asset. The valuation allowance increased by $5,032,000 and $5,717,000 during 1997 and 1996, respectively.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
     Deferred tax assets:
       Net operating loss carryforwards................. $17,866,000 $13,352,000
       Research and experimental credit carryforwards...   1,439,000   1,074,000
       Depreciation.....................................     559,000     401,000
       Other............................................     135,000     140,000
                                                         ----------- -----------
         Total deferred tax assets...................... $19,999,000 $14,967,000
                                                         =========== ===========
     Valuation allowance for deferred tax assets........ $19,999,000 $14,967,000
                                                         =========== ===========

  Utilization of federal income tax carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. The Company's past sales and issuances of common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carry forwards. At December 31, 1997, the Company calculated its annual limitation to be approximately $3,782,000. However, this annual limitation is not expected to have a material adverse effect on the Company's utilization of its net operating loss and research credit carryforwards.

                                 EXHIBIT INDEX

 2.1  Agreement and Plan of Merger dated as of April 16, 1996, by and      (E)
       among Targeted Genetics Corporation, TGC Acquisition Corporation
       and RGene Therapeutics, Inc. (Exhibit 2.1)

 3.1  Amended and Restated Articles of Incorporation (Exhibit 3.1)         (I)

 3.2  Amended and Restated Bylaws (Exhibit 3.2)                            (I)

 4.1  Warrant to Purchase 11,000 shares of the Common Stock of Targeted    (D)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       December 27, 1993, as amended (Exhibit 4.1)

 4.2  Warrant to Purchase 11,000 shares of the Common Stock of Targeted    (A)
       Genetics Corporation, issued to LINC Capital Management, Ltd. on
       December 27, 1993 (Exhibit 4.2)

 4.3  Warrant to Purchase 18,701 shares of the Common Stock of Targeted    (B)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       November 30, 1994 (Exhibit 4.3)

 4.4  Warrant Agreement between Targeted Genetics Corporation and First    (D)
       Interstate Bank of Washington, N.A., as Warrant Agent (Exhibit
       4.4)

 4.5  First Amendment to the Warrant Agreement between Targeted Genetics   (L)
       Corporation and First Interstate Bank of Washington, N.A., as
       Warrant Agent (Exhibit 3.1)

 4.6  Specimen Warrant Certificate (Exhibit 4.5)                           (C)

 4.7  Warrant to Purchase 21,315 shares of the common stock of Targeted    (D)
       Genetics Corporation, issued to Financing for Science
       International, Inc. on November 30, 1995 (Exhibit 4.6)

 4.8  Rights Agreement, dated as of October 17, 1996, between Targeted     (H)
       Genetics Corporation and ChaseMellon Shareholder Services
       (Exhibit 2.1)

 4.9  Warrant to purchase 50,000 shares of the Common Stock of Targeted    (J)
       Genetics Corporation, issued to the Burnham Institute on March
       15, 1997 (Exhibit 4.1)

 4.10 Warrant to purchase 25,000 shares of the Common Stock of Targeted    (K)
       Genetics Corporation, issued to Francis Chisari on May 15, 1997
       (Exhibit 4.1)


 10.1  Form of Indemnification Agreement between the registrant and its    (A)
        officers and directors (Exhibit 10.6)

 10.2  Form of Senior Management Employment Agreement between the          (I)
        registrant and its executive officers (Exhibit 10.2)

 10.3  Non-exclusive License Agreement, dated as of November 19, 1991,     (A)
        between the Fred Hutchinson Cancer Research Center and Immunex
        Corporation* (Exhibit 10.7)

 10.4  Gene Transfer Technology License Agreement, dated as of February    (A)
        18, 1992, between Immunex Corporation and Targeted Genetics
        Corporation* (Exhibit 10.8)

 10.5  License Agreement, dated as of June 1, 1992, between Wisconsin      (A)
        Alumni Research Foundation and Targeted Genetics Corporation*
        (Exhibit 10.9)

 10.6  License Agreement, dated as of August 14, 1992, between Leland      (A)
        Stanford Junior University and Targeted Genetics Corporation*
        (Exhibit 10.10)

 10.7  PHS Patent License Agreement--Non-exclusive, dated as of July 13,   (A)
        1993, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation* (Exhibit 10.13)

 10.8  Non-exclusive Patent License Agreement, dated as of December 25,    (A)
        1993, between The University of Florida Research Foundation,
        Inc. and Targeted Genetics Corporation* (Exhibit 10.14)

 10.9  Research and Exclusive License Agreement, dated as of January 1,
        1994, between Targeted Genetics Corporation and the Fred
        Hutchinson Cancer Research Center*

 10.10 PHS Patent License Agreement--Exclusive, dated as of March 10,
        1994, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation*

 10.11 Exclusive License Agreement, dated as of March 14, 1994, between
        Medical College of Ohio and Targeted Genetics Corporation*

 10.12 License Agreement, dated as of March 16, 1994, between the Johns    (A)
        Hopkins University and Targeted Genetics Corporation* (Exhibit
        10.17)

 10.13 License Agreement, dated as of March 28, 1994, between Targeted
        Genetics Corporation and the University of Michigan*

 10.14 Exclusive License Agreement dated as of March 23, 1994, between the Fred Hutchinson Cancer Research Center and Targeted Genetics
        Corporation*

 10.15 Exclusive License Agreement, dated as of August 25, 1994, between   (B)
        Targeted Genetics Corporation and the Fred Hutchinson Cancer
        Research Center* (Exhibit 10.20)

 10.16 Development Agreement dated April 6, 1994, by and between Argus     (F)
        Pharmaceuticals, Inc. and RGene Therapeutics, Inc.* (Exhibit
        10.28)

 10.17 Patent and Technology License Agreement effective as of March 1,    (F)
        1994, by and among the Board of Regents of the University of
        Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.*
        (Exhibit 10.29)

 10.18 First Amended and Restated License Agreement effective October      (F)
        12, 1995 between The University of Tennessee Research
        Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)

 10.19 Amendment to the First Amended and Restated License Agreement,      (G)
        between The University of Tennessee Research Corporation and
        RGene Therapeutics, Inc., dated as of June 19, 1996* (Exhibit
        10.1)

 10.20 Exclusive Sublicense Agreement effective July 23, 1996 by and       (I)
        between Alkermes, Inc. and Targeted Genetics Corporation.*
        (Exhibit 10.20)

 10.21 Revised License Agreement effective October 1, 1996, by and         (I)
        between the University of Pittsburgh--of the Commonwealth System
        of Higher Education and Targeted Genetics Corporation* (Exhibit
        10.21)

 10.22 Agreement dated as of May 28, 1996 by and between RGene             (F)
        Therapeutics, Inc. and Laboratoires Fournier S.C.A.* (Exhibit
        10.32)

 10.23 License Agreement, dated as of March 15, 1997, between the
        Burnham Institute and Targeted Genetics Corporation*

 10.24 Olive Way Building Lease, dated as of November 20, 1993, between    (A)
        Metropolitan Federal Savings and Loan Association and Targeted
        Genetics Corporation (Exhibit 10.21)

 10.25 First Amendment to Olive Way Building Lease, dated as of December   (B)
        10, 1994, between Targeted Genetics Corporation and Metropolitan
        Federal Savings and Loan Association (Exhibit 10.22)

 10.26 Second Amendment to Olive Way Building Lease, dated as of June      (I)
        12, 1996, between Targeted Genetics Corporation and Ironwood
        Apartments, Inc. (successor in interest to Metropolitan Federal
        Savings and Loan Association) (Exhibit 10.25)

 10.27 Office Lease, dated as of October 7, 1996, by and between           (I)
        Benaroya Capital Company, LLC and Targeted Genetics Corporation
        (Exhibit 10.26)

 10.28 MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of   (A)
        December 27, 1993 (Exhibit 10.22)

 10.29 LINC Capital Management, Ltd. Equipment Lease Agreement, dated as   (A)
        of December 27, 1993 (Exhibit 10.23)

 10.30 Loan and Security Agreement, dated as of November 30, 1994,         (B)
        between MMC/GATX Partnership No. 1 and Targeted Genetics
        Corporation (Exhibit 10.25)

 10.31 Master Equipment Lease Agreement, dated as of October 17, 1995,     (D)
        between Financing for Science International, Inc. and Targeted
        Genetics Corporation (Exhibit 10.28)

 10.32 Registration Rights Agreement dated as of April 27, 1992, among     (A)
        Targeted Genetics Corporation and the holders of Series A and
        Series B Convertible Preferred Stock (Exhibit 10.26)

 10.33 1992 Restated Stock Option Plan (Exhibit 10.33)                     (I)

 10.34 Stock Option Plan for Nonemployee Directors

 23.1  Consent of Ernst & Young LLP, Independent Auditors

 27.1  Financial Data Schedule

--------
 * Confidential treatment has been granted by or requested from the Securities and Exchange Commission for portions of these exhibits.

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

(J) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1997.

(K) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997.

(L) Incorporated by reference to the designated exhibit included with the Company's Form 8-A/A filed July 29, 1997.