Form 10-Q
period 1998-03-31
TARGETED GENETICS CORP /WA/
filed 1998-05-08
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

        (Mark One)

        [ x ]  Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1998
                                      or
        [   ]  Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the transition period from _________ to __________


        Commission File Number: 0-23930


                         TARGETED GENETICS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Washington                                   91-1549568
-----------------------------------      ---------------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization)            No.)


    1100 Olive Way, Suite 100, Seattle, Washington                98101
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

    Yes  [ x ]    No       [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                       28,919,381
--------------------------------------      ------------------------------------
             (Class)                           (Outstanding at May 4, 1998)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the quarter ended March 31, 1998

                               TABLE OF CONTENTS

                                                                          Page No.
                                                                          -------
   PART I    FINANCIAL INFORMATION

   Item 1.   Financial Statements

        a)   Condensed Balance Sheets - March 31, 1998 and
                  December 31, 1997                                           3

        b)   Condensed Statements of Operations - for the three months
                  ended March 31, 1998 and 1997                               4

        c)   Condensed Statements of Cash Flows - for the three months
                  ended March 31, 1998 and 1997                               5

        d)   Notes to Condensed Financial Statements                          6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   6

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TARGETED GENETICS CORPORATION
                         (a development stage company)
                           CONDENSED BALANCE SHEETS


                                             March 31,          December 31,
                                               1998                1997
                                          ---------------     --------------
                                            (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents            $       556,399     $   1,011,845
     Securities available for sale              1,286,967         4,025,976
     Prepaid expenses and other                   212,367           248,278
                                          ---------------     -------------
           Total current assets                 2,055,733         5,286,099

Property, plant and equipment, net              4,087,033         3,927,533

Other assets                                      508,297           553,452
                                          ---------------     -------------

                                          $     6,651,063     $   9,767,084
                                          ===============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                     $     1,765,993     $   1,352,297
     Accrued payroll and other
      liabilities                                 285,833           275,876
     Current portion of long-term
      obligations                               1,189,459         1,030,562
                                          ---------------     -------------
          Total current liabilities             3,241,285         2,658,735

Long-term obligations                           1,599,055         1,516,762

Shareholders' equity:
     Preferred stock                                   --                --
     Common stock (20,216,714 and
      20,211,114 shares
      outstanding at  March 31, 1998
      and December 31, 1997,
      respectively)                             73,404,101       73,401,141
     Deficit accumulated during
      development stage                        (71,594,756)     (67,782,204)
     Accumulated other comprehensive
      income                                         1,378          (27,350)
                                          ----------------    -------------
         Total shareholders' equity              1,810,723        5,591,587
                                          ----------------    -------------

                                          $      6,651,063    $   9,767,084
                                          ================    =============




                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (a development stage company)
                      CONDENSED  STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Period from
                                            Three months ended    March 9, 1989
                                                March 31,       (date of inception)
                                       -----------------------       through
                                          1998           1997      March 31, 1998
                                       ----------    ---------   ------------------
Revenues:
  Collaborative agreements           $     8,339   $    77,382      $  2,174,639
  Investment income                       42,304       230,336         3,694,198
  Other                                  225,544        98,255           891,912
                                       ---------     ---------     -------------
        Total revenues                   276,187       405,973         6,760,749
                                       ---------     ---------     -------------

Expenses:
  Research and development             3,206,574     3,051,538        50,523,566
  In-process research and development         --            --        13,517,911
  General and administrative             776,792       742,570        13,010,634
  Interest                                72,842        86,893         1,303,394
                                       ---------     ---------     -------------
        Total expenses                 4,056,208     3,881,001        78,355,505
                                       ---------     ---------     -------------

Net loss                             $(3,780,021)  $(3,475,028)     $(71,594,756)
                                     ===========   ===========      ============

Basic and diluted net loss
  per share                          $     (0.19)  $     (0.17)
                                     ===========    ==========
Shares used in computation of
  basic and diluted net loss
  per share                           20,213,614    20,162,043
                                      ==========    ==========

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                  Period from
                                                                                                 March 9, 1989
                                                             Three months ended March 31,     (date of inception)
                                                             ----------------------------           through
                                                                  1998           1997            March 31, 1998
                                                             ----------------------------     -------------------
 Operating Activities:
 Net Loss                                                    $(3,780,021)     $(3,475,028)       $(71,594,756)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   In-process research and development                                 -                -          12,867,986
   Depreciation and amortization                                 438,683          425,620           7,162,225
   Expenses paid with common stock                                     -                -              78,500
   Changes in operating assets and liabilities:
     (Increase) decrease on other assets                          29,386           81,742            (428,690)
     Decrease in accrued interest
       on securities available for sale                           54,123           97,728              61,122
     Increase (decrease) in accounts payable                     461,843         (312,858)          2,182,113
                                                            ------------      -----------        ------------
   Net cash used in operating activities                      (2,795,986)      (3,182,796)        (49,671,500)

 Investing activities:
 Purchases of property, plant and equipment                      (48,968)        (396,692)         (9,467,055)
 Purchases of securities available for sale                   (1,805,472)              --         (81,284,368)
 Sales of securities available for sale                        4,486,555          712,878          79,937,656
 Net cash acquired in RGene acquisition                               --               --           1,594,386
 Increase in other assets                                        (15,000)              --            (784,179)
                                                            ------------      -----------        ------------
   Net cash provided by (used in) investing activities         2,617,115          316,186         (10,003,560)

 Financing activities:
 Advances from Immunex                                                --               --           2,807,316
 Net proceeds from sale of capital stock                           2,960          282,215          55,663,739
 Proceeds from equipment financing                                    --          259,972           5,412,245
 Payments under capital leases and installment loans            (279,535)        (315,527)         (3,651,841)
                                                            ------------      -----------        ------------
   Net cash provided by (used in) financing activities          (276,575)        (226,660)         60,231,459
                                                            ------------      -----------        ------------
 Net increase (decrease) in cash and cash equivalents           (455,446)      (2,639,950)            556,399

 Cash and cash equivalents, beginning of period                1,011,845        3,532,568                  --
                                                            ------------      -----------        ------------
 Cash and cash equivalents, end of period                   $    556,399      $   892,618        $    556,399
                                                            ============      ===========        ============

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------

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

     The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2:  Comprehensive Income
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive net income and its components; however, adoption in 1998 will have no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The total of other comprehensive income was immaterial during the first quarter of 1998 and 1997.

Note 3.  Subsequent Events
--------------------------

     In April 1998, the Company completed a private placement of common stock and warrants totaling $13 million with a group of four institutional investors. The group purchased 8.7 million shares at $1.50 per share. For every two shares purchased in the offering, the investors received one warrant to purchase one share of common stock for $2.00 per share. Net proceeds from the offering were approximately $12.7 million, net of offering expenses of approximately $300,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties
-----------------------

     This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on numerous factors, including continued scientific progress in the Company's research and development programs; the results of research and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Risks and Uncertainties (continued)
-----------------------------------

development activities; preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Reference is made to the Company's Annual Report on Form 10-K for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------

     The Company had $1.8 million in cash, cash equivalents and securities available for sale as of March 31, 1998, compared to $5.0 million at December 31, 1997. The change was primarily attributable to the use of $2.8 million to fund operations and $280,000 of principal payments on capital equipment leases and installment loans. As described in Note 3 to the Condensed Financial Statements, the Company completed a private placement of common stock and warrants in April 1998, which resulted in net proceeds of approximately $12.7 million to be used to fund the Company's operations going forward.

     The Company is a development stage company conducting gene and cell therapy research and development. Income earned from investments and, to a lesser degree, revenues under collaborative agreements have been its only sources of revenue, covering less than ten percent of expenses. Gene and cell therapy products are subject to the risks of failure inherent in the development of products based on innovative technologies. Although the Company's technology appears promising, it is unknown whether any commercially viable products will result from the Company's research and development. It is not anticipated that the Company will have any product-related revenues for a number of years. Accordingly, the Company expects to incur substantial additional losses over the next several years and to use its capital resources to fund preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development.

     The Company currently estimates that, assuming no new revenue sources and its planned rate of spending, its existing cash, cash equivalents and securities available for sale, together with the net proceeds from the aforementioned private placement of common stock, will be sufficient to meet its operating and capital requirements through the second quarter of 1999. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital. The Company intends to seek additional funding through public or private financing, including equity financing and through collaborative arrangements. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations
---------------------

     Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In February 1998 the Company announced a reorganization and restructuring plan designed to reduce operating expenses. The plan focuses the Company's resources on the advancement of its three lead product opportunities: tgAAV-CFTR, a gene therapy to treat cystic fibrosis; tgDCC-E1A, a gene therapy product for cancer; and cytotoxic T lymphocytes (CTLs), a cellular therapy for infectious diseases. The reorganization plan called for reductions in operating costs throughout the organization, including a reduction of approximately 24 management and staff positions. These positions were largely associated with programs in very early stage development. As a result, following the reorganization, Targeted Genetics has 66 employees, of which 51 are devoted to research and development. The Company recorded a restructuring charge during the first quarter of 1998 of approximately $300,000.

     Revenue under collaborative agreements for the periods presented primarily consisted of amounts earned from Laboratoires Fournier S.C.A. related to tgDCC-E1A manufacturing and development.

     Investment income for the three months ended March 31, 1998 decreased to $42,000 compared to $230,000 during the three months ended March 31, 1997. The decrease was largely attributable to lower average cash balances for investment in 1998 compared to the same periods in 1997.

     Other revenue for the three months ended March 31, 1998 and 1997 represented proceeds from research grants awarded by the National Institutes of Health.

     Research and development expenses increased to $3,207,000 for the three months ended March 31, 1998, compared to $3,052,000 in the 1997 quarter. The increase was attributable to the Company's reorganization and restructuring plan. Approximately $220,000 of employee severance costs were recorded as research and development expense in the first quarter of 1998 as a result of the reorganization. After removing the effect of these non-recurring expenses, research and development expenses showed a modest decrease in the comparable three-month periods. The Company expects to see continued modest year-to-year decreases in research and development expenses during the remainder of 1998.

     General and administrative expenses increased to $777,000 for the three months ended March 31, 1998, compared to $743,000 in the 1997 quarter. One-time reorganization and restructuring expenses of approximately $80,000 were responsible for the increase in the first quarter expenses. As with research and development expenses, after removing the effect of these non-recurring expenses, general and administrative expenses showed a modest decrease in the comparable three-month periods.

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



                                TARGETED GENETICS CORPORATION
                                -------------------------------------
                                       (Registrant)



Date   May 7, 1998              /s/  H. STEWART PARKER
     -------------              -------------------------------------
                                H. Stewart Parker, Chief Executive Officer
                                (Principal Executive Officer)



Date   May 7, 1998              /s/  JAMES A. JOHNSON
     -------------              -------------------------------------
                                James A. Johnson, Vice President, Finance
                                (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                      Description
-----------                      -----------
27.1                             Financial Data Schedule