Form 10-Q
period 1998-06-30
TARGETED GENETICS CORP /WA/
filed 1998-08-07
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

          [ x ] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998
                                      or
          [   ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the transition period from _________ to __________


                        Commission File Number: 0-23930
                                                -----------------------


                         TARGETED GENETICS CORPORATION
 -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Washington                                     91-1549568
 ---------------------------------       ---------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


             1100 Olive Way, Suite 100, Seattle, Washington 98101
 -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (206) 623-7612
 -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   [ x ]           No    [    ]

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                         28,974,741
----------------------------------       --------------------------------------
              (Class)                        (Outstanding at July 31, 1998)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                       For the quarter ended June 30, 1998

TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

        a) Condensed Balance Sheets - June 30, 1998 and December 31, 1997                                 3

        b) Condensed Statements of Operations - for the three and six months ended
                 June 30, 1998 and 1997                                                                   4

        c) Condensed Statements of Cash Flows - for the six months ended
                 June 30, 1998 and 1997                                                                   5

        d) Notes to Condensed Financial Statements                                                        6

 Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                6

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                      *


PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                                                              *

 Item 2.   Changes in Securities                                                                          *

 Item 3.   Defaults Upon Senior Securities                                                                *

 Item 4.   Submission of Matters to a Vote of Security Holders                                            9

 Item 5.   Other Information                                                                              9

 Item 6.   Exhibits and Reports on Form 8-K                                                               9


SIGNATURES                                                                                                10


* No information is provided due to inapplicability of the item.

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             TARGETED GENETICS CORPORATION
                                             (a development stage company)
                                               CONDENSED BALANCE SHEETS


                                                                 June 30,             December 31,
                                                                   1998                   1997
                                                             -----------------       --------------
ASSETS                                                          (Unaudited)
------
Current assets:
       Cash and cash equivalents                                $  1,689,877           $  1,011,845
       Securities available for sale                               9,546,936              4,025,976
       Prepaid expenses and other                                    296,304                248,278
                                                                ------------           ------------
              Total current assets                                11,533,117              5,286,099

Property, plant and equipment, net                                 3,824,965              3,927,533

Other assets                                                         467,167                553,452
                                                                ------------           ------------

                                                                $ 15,825,249           $  9,767,084
                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                         $  1,495,866           $  1,352,297
       Accrued payroll and other liabilities                         278,230                275,876
       Current portion of long-term obligations                    1,172,590              1,030,562
                                                                ------------           ------------
              Total current liabilities                            2,946,686              2,658,735

Long-term obligations                                              1,432,116              1,516,762

Shareholders' equity:
       Preferred stock                                                     0                      0
       Common stock (28,974,741 and 20,211,114 shares
       outstanding at June 30, 1998 and December 31,
        1997, respectively)                                       86,191,709             73,401,141
       Deficit accumulated during development stage              (74,745,444)           (67,814,735)
       Accumulated other comprehensive loss                              182                  5,181
                                                                ------------           ------------
              Total shareholders' equity                          11,446,447              5,591,587
                                                                ------------           ------------

                                                                $ 15,825,249           $  9,767,084
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

                                                                              TARGETED GENETICS CORPORATION
                                                                              (a development stage company)
                                                                            CONDENSED STATEMENTS OF OPERATIONS
                                                                                       (Unaudited)



                                                             Three months ended                         Six months ended
                                                                  June 30,                                  June 30,
                                                    ----------------------------------        ----------------------------------
                                                         1998                 1997                1998                  1997
                                                    -------------         ------------        ------------          ------------
 Revenues:
     Collaborative agreements                       $          0          $      3,048        $      8,339          $     80,430
     Investment income                                   135,020               180,478             177,324               410,814
     Other                                                78,187                98,254             303,731               196,509
                                                    -------------         ------------        ------------          ------------
               Total revenues                            213,207               281,780             489,394               687,753
                                                    -------------         ------------        ------------          ------------
 Expenses:
     Research and development                          2,628,305             3,316,897           5,834,879             6,368,435
     In-process research and development                       0                     0                   0                     0
     General and administrative                          663,768               644,762           1,440,560             1,387,332
     Interest                                             71,822                94,627             144,664               181,520
                                                    -------------         ------------        ------------          ------------
               Total expenses                          3,363,895             4,056,286           7,420,103             7,937,287
                                                    -------------         ------------        ------------          ------------

 Net loss                                           $ (3,150,688)         $ (3,774,506)       $ (6,930,709)         $ (7,249,534)
                                                    ============          ============        ============          ============

 Basic and diluted net loss per share               $      (0.12)         $      (0.19)       $      (0.29)         $      (0.36)
                                                    ============          ============        ============          ============

 Shares used in computation of
   basic and diluted net loss per share               27,305,728            20,205,624          23,778,020            20,183,954
                                                    ============          ============        ============          ============


                                                          Period from
                                                          March 9, 1989
                                                       (date of inception)
                                                            through
                                                         June 30, 1998
                                                       ----------------
Revenues:
    Collaborative agreements                              $   2,174,639
    Investment income                                         3,829,218
    Other                                                       970,099
                                                          -------------
              Total revenues                                  6,973,956
                                                          -------------
Expenses:
    Research and development
    In-process research and development                      53,151,871
    General and administrative                               13,517,911
    Interest                                                 13,674,402
                                                              1,375,216
                                                          -------------
              Total expenses                                 81,719,400
                                                          -------------
Net loss                                                  $ (74,745,444)
                                                          =============

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                                Period from
                                                                          Six months ended                      March 9, 1989
                                                                               June 30,                      (date of inception)
                                                                  -----------------------------------             through
                                                                      1998                   1997              June 30, 1998
                                                                  -----------            ------------        -----------------
Operating activities:
Net Loss                                                          $ (6,930,709)          $ (7,249,534)        $ (74,745,444)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    In-process research and development                                      0                      0            12,867,986
    Depreciation and amortization                                      851,251                828,138             7,574,793
    Expenses paid with common stock                                          0                      0                78,500
    Changes in operating assets and liabilities:
        Increase in other assets                                       (46,775)               (30,342)             (504,851)
        (Increase) decrease in accrued interest on
            securities available for sale                              (24,516)                48,707               (17,517)
        Increase (decrease) in accounts payable
            and accrued liabilities                                     73,721               (211,046)            1,793,991
                                                                  ------------           ------------         -------------


    Net cash used in operating activities                           (6,077,028)            (6,614,077)          (52,952,542)

Investing activities:
Purchases of property, plant and equipment                             (81,782)              (528,271)           (9,499,869)
Purchases of securities available for sale                         (12,578,407)                     0           (92,057,303)
Sales of securities available for sale                               7,076,964              3,759,715            82,528,065
Net cash acquired in RGene acquisition                                       0                      0             1,594,386
Increase in other assets                                               (15,000)                     0              (784,179)
                                                                  ------------           ------------         -------------


    Net cash (used in) provided by investing activities             (5,598,225)             3,231,444           (18,218,900)

Financing activities:
Net proceeds from sale of capital stock                             12,890,886                283,007            68,551,665
Advances from Immunex                                                        0                      0             2,807,316
Proceeds from equipment financing                                            0                326,287             5,412,245
Payments under capital leases and installment loans                   (537,601)              (593,276)           (3,909,907)
                                                                  ------------           ------------         -------------


    Net cash provided by financing activities                       12,353,285                 16,018            72,861,319
                                                                  ------------           ------------         -------------


Net increase (decrease) in cash and cash equivalents                   678,032             (3,366,615)            1,689,877

Cash and cash equivalents, beginning of period                       1,011,845              3,532,568                     0
                                                                  ------------           ------------         -------------


Cash and cash equivalents, end of period                          $  1,689,877           $    165,953         $   1,689,877
                                                                  ============           ============         =============

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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Comprehensive Income
-----------------------------
     In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The total of other comprehensive income was immaterial during the first and second quarters of 1998 and 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties
-----------------------
  This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on numerous factors, including continued scientific progress in the Company's research and development programs; the results of research and development activities; preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Reference is made to the Company's Annual Report on Form 10-K for a more detailed description of such factors. Readers are cautioned not to place undue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Risks and Uncertainties (continued)
-----------------------------------
reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------
  The Company had $11.2 million in cash, cash equivalents and securities available for sale as of June 30, 1998, compared to $5.0 million at December 31, 1997. The increase was primarily attributable to the completion of a private placement of common stock and warrants in April 1998, which resulted in net proceeds to the Company of approximately $12.7 million, offset by the use of $6.1 million to fund operations and $538,000 of principal payments on capital equipment leases and installment loans during the first six months of 1998.

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

  The Company currently estimates that, assuming no new revenue sources and its planned rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its operating and capital requirements through the second quarter of 1999. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital. The Company intends to seek additional funding through public or private financing, including equity financing and through collaborative relationships with other companies. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.

Results of Operations
---------------------
  Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In February 1998 the Company announced a reorganization and restructuring plan designed to reduce operating expenses. The plan focused the Company's resources on the advancement of its three lead product opportunities: tgAAV-CFTR, a gene

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)
---------------------------------
therapy to treat cystic fibrosis; tgDCC-E1A, a gene therapy product for cancer; and cytotoxic T lymphocytes (CTLs), a cellular therapy for infectious diseases. The reorganization plan called for reductions in operating costs throughout the organization, including positions that were largely associated with programs in very early stage development. As a result of the reorganization, the Company recorded a restructuring charge during the first quarter of 1998 of approximately $300,000.

  Revenue under collaborative agreements for the periods presented primarily consisted of amounts earned from Laboratoires Fournier S.C.A. related to tgDCC-E1A manufacturing and development.

  Investment income for the three and six months ended June 30, 1998 decreased to $135,000 and $177,000, respectively, compared to $180,000 and $411,000 during the three and six months ended June 30, 1997, respectively. The decreases were largely attributable to lower average cash balances for investment in 1998 compared to the same periods in 1997.

  Other revenue for the three and six months ended June 30, 1998 and 1997 represented proceeds from research grants awarded by the National Institutes of Health.

  Research and development expenses decreased to $2,628,000 and $5,835,000 for the three and six months ended June 30, 1998, respectively, compared to $3,317,000 and $6,368,000 in the same 1997 quarters. The decreases were a result of the Company's reorganization and restructuring plan which was implemented in February 1998. The Company expects to see continued modest year-to-year decreases in research and development expenses during the remainder of 1998.

PART II   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An annual meeting of the Company's shareholders ("Shareholders") was held on May 5, 1998 (the "Annual Meeting"). Of the 20,216,714 shares outstanding as of the record date, March 6, 1998, 16,751,893 shares, or 83% of the total shares eligible to vote at the Annual Meeting, were represented in person or by proxy.

  Two matters were submitted to a vote of the Shareholders at the Annual Meeting. First, an amendment to the 1992 Stock Option Plan providing for an increase in the number of shares available for grant from 2,000,000 to 2,500,000 was approved by 91% of the votes represented at the meeting. Second, Jack L. Bowman and Jeremy Curnock Cook were elected as Directors of the Company, each receiving greater than 99% of the votes cast at the meeting.

  No other matters were submitted to a vote of the Shareholders.


ITEM 5.  OTHER INFORMATION

  In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than 10 days after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after February 12, 1999, the persons named as proxies in such proxy statement and proxy will have discretionary authority to vote on such shareholder proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

  Exhibit No.            Description
  -----------            -----------
     27.1          Financial Data Schedule

(b) A Current Report on Form 8-K, dated April 17, 1998, was filed with the Securities and Exchange Commission reporting that Targeted Genetics Corporation had completed a private placement of common stock and warrants to four institutional investors, raising an aggregate of $13,000,000 based on a per share price of $1.50.

     A Current Report on Form 8-K, dated May 20, 1998, was filed with the Securities and Exchange Commission containing the Company's April 30, 1998 unaudited balance sheet, showing the effect of the completed private placement referred to above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TARGETED GENETICS CORPORATION
                                 -----------------------------------------------
                                                  (Registrant)



Date      August 7, 1998            /s/ H. STEWART PARKER
      -----------------------    -----------------------------------------------
                                    H. Stewart Parker, Chief Executive Officer
                                    (Principal Executive Officer)



Date      August 7, 1998            /s/ JAMES A. JOHNSON
      -----------------------    -----------------------------------------------
                                    James A. Johnson, Vice President, Finance
                                    (Principal Financial and Accounting Officer)