Form 10-Q
period 1998-09-30
TARGETED GENETICS CORP /WA/
filed 1998-11-13
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

         (Mark One)
         [x] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1998
                                      or
         [_] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to __________


         Commission File Number:    0-23930
                                ---------------


                         TARGETED GENETICS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Washington                                 91-1549568
------------------------------------     ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


    1100 Olive Way, Suite 100, Seattle, Washington                 98101
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

Yes     [x]        No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                       28,982,241
---------------------------------------     ------------------------------------
              (Class)                        (Outstanding at October 31, 1998)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                   For the quarter ended September 30, 1998

                               TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

       a)   Condensed Balance Sheets - September 30, 1998 and December 31, 1997               3

       b)   Condensed Statements of Operations - for the three and nine months ended
               September 30, 1998 and 1997                                                    4

       c)   Condensed Statements of Cash Flows - for the nine months ended
               September 30, 1998 and 1997                                                    5

       d)   Notes to Condensed Financial Statements                                           6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      7

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                         *


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                 *

Item 2.     Changes in Securities                                                             *

Item 3.     Defaults Upon Senior Securities                                                   *

Item 4.     Submission of Matters to a Vote of Security Holders                               *

Item 5.     Other Information                                                                 *

Item 6.     Exhibits and Reports on Form 8-K                                                 11


SIGNATURES                                                                                   12

*    No information is provided due to inapplicability of the item.

PART I     FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                     1998                1997
                                                                 -------------       ------------
                                                                  (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                                   $   1,693,600       $  1,011,845
     Securities available for sale                                   6,195,681          4,025,976
     Prepaid expenses and other                                        308,897            248,278
                                                                 -------------       ------------
          Total current assets                                       8,198,178          5,286,099

Property, plant and equipment, net                                   3,541,895          3,927,533

Other assets                                                           445,937            553,452
                                                                 -------------       ------------

                                                                 $  12,186,010       $  9,767,084
                                                                 =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                            $   1,441,461       $  1,352,297
     Accrued payroll and other liabilities                             253,770            275,876
     Current portion of long-term obligations                        1,128,462          1,030,562
                                                                 -------------       ------------
          Total current liabilities                                  2,823,693          2,658,735

Long-term obligations                                                1,214,950          1,516,762

Shareholders' equity:
     Preferred stock                                                        --                 --
     Common stock (28,974,741 and 20,211,114 shares
       outstanding at September 30, 1998 and December 31,
       1997, respectively)                                          86,203,309         73,401,141
     Deficit accumulated during development stage                  (78,098,323)       (67,814,735)
     Accumulated other comprehensive income                             42,381              5,181
                                                                 -------------       ------------
          Total shareholders' equity                                 8,147,367          5,591,587
                                                                 -------------       ------------

                                                                 $  12,186,010       $  9,767,084
                                                                 =============       ============

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                       Period from
                                                                                                      March 9, 1989
                                             Three months ended            Nine months ended       (date of inception)
                                                September 30,                 September 30,               through
                                         --------------------------   ---------------------------
                                              1998          1997           1998           1997       September 30, 1998
                                         ------------   -----------   ------------   ------------   -------------------
Revenues:
  Collaborative agreements               $   111,629    $   769,547   $    119,968   $    849,977        $  2,286,268
  Investment income                          136,133        146,918        313,457        557,732           3,965,351
  Other                                       14,473        135,035        318,204        331,544             984,572
                                         -----------    -----------   ------------   ------------        ------------
          Total revenues                     262,235      1,051,500        751,629      1,739,253           7,236,191
                                         -----------    -----------   ------------   ------------        ------------

Expenses:
  Research and development                 2,898,981      3,089,365      8,733,860      9,457,800          56,050,852
  In-process research and development             --             --             --             --          13,517,911
  General and administrative                 651,300        665,263      2,091,860      2,052,595          14,325,702
  Interest                                    64,833         82,740        209,497        264,260           1,440,049
                                         -----------    -----------   ------------   ------------        ------------
          Total expenses                   3,615,114      3,837,368     11,035,217     11,774,655          85,334,514
                                         -----------    -----------   ------------   ------------        ------------

Net loss                                 $(3,352,879)   $(2,785,868)  $(10,283,588)  $(10,035,402)       $(78,098,323)
                                         ===========    ===========   ============   ============        ============
Basic and diluted net loss per share     $     (0.12)   $     (0.14)  $      (0.40)  $      (0.50)
                                         ===========    ===========   ============   ============
Shares used in computation of
  basic and diluted net loss per share    28,974,741     20,207,213     25,529,296     20,191,792
                                         ===========    ===========   ============   ============

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STATE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Period from
                                                                                                      March 9, 1989
                                                                    Nine months ended              (date of inception)
                                                                       September 30,                     through
                                                            --------------------------------
                                                                 1998               1997            September 30, 1998
                                                            -------------      -------------        ------------------
Operating Activities:
Net Loss                                                    $ (10,283,588)     $ (10,035,402)       $      (78,098,323)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  In-process research and development                                 --                 --                 12,867,986
  Depreciation and amortization                                 1,240,331          1,216,768                 7,963,873
  Expenses paid with common stock                                     --                 --                     78,500
  Changes in operating assets and liabilities:
     (Increase) decrease in other assets                          (45,572)            16,104                  (503,648)
     (Increase) decrease in accrued interest on
       securities available for sale                              (59,099)           168,304                   (52,100)
     Increase (decrease) in accounts payable
       and accrued liabilities                                    (28,508)          (180,653)                1,691,762
                                                            -------------      -------------        ------------------

  Net cash used in operating activities                        (9,176,436)        (8,814,879)              (56,051,950)

Investing activities:
Purchases of property, plant and equipment                       (150,995)          (570,453)               (9,569,082)
Purchases of securities available for sale                    (12,569,056)          (813,579)              (92,047,952)
Sales of securities available for sale                         10,495,650         10,187,579                85,946,751
Net cash acquired in RGene acquisition                                --                 --                  1,594,386
Increase in other assets                                          (15,000)               --                   (784,179)
                                                            -------------      -------------        ------------------

  Net cash provided by (used in) investing activities          (2,239,401)         8,803,547               (14,860,076)

Financing activities:
Net proceeds from sale of capital stock                        12,896,487            283,887                68,557,266
Advances from Immunex                                                 --                 --                  2,807,316
Proceeds from equipment financing                                     --             326,287                 5,412,245
Payments under capital leases and installment loans              (798,895)          (911,577)               (4,171,201)
                                                            -------------      -------------        ------------------

  Net cash provided by (used in) financing activities          12,097,592           (301,403)               72,605,626
                                                            -------------      -------------        ------------------
Net increase (decrease) in cash and cash equivalents              681,755           (312,735)                1,693,600

Cash and cash equivalents, beginning of period                  1,011,845          3,532,568                       --
                                                            -------------      -------------        ------------------

Cash and cash equivalents, end of period                    $   1,693,600      $   3,219,833        $        1,693,600
                                                            =============      =============        ==================

                            See accompanying notes.

                         TARGETED GENETICS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.   Basis of Presentation
-------------------------------
      The condensed financial statements included herein have been prepared by Targeted Genetics Corporation (the "Company"), without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

      The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Comprehensive Income
------------------------------
      In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, adoption of Statement 130 will have no impact on net loss or shareholders' equity. Statement 130 requires the inclusion of unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in shareholders' equity, in other comprehensive income and the disclosure of total comprehensive income. The total of other comprehensive income was immaterial in the three-month and nine-month periods ended September 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties
-----------------------
      This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company's future cash requirements and expense levels will depend on numerous factors, including the availability of additional capital; continued scientific progress in the Company's research and development programs; the results of research and development activities; the results of preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Reference is made to the Company's Annual Report on Form 10-K for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------
      The Company had $7.9 million in cash, cash equivalents and securities available for sale as of September 30, 1998, compared to $5.0 million at December 31, 1997. The increase was attributable to the completion of a private placement of common stock and warrants in April 1998, which resulted in net proceeds to the Company of approximately $12.8 million. The cash provided by this transaction was partially offset by the use of $9.2 million to fund operations and $799,000 to make scheduled principal payments on capital equipment leases and installment loans during the first nine months of 1998.

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

      The Company currently estimates that, assuming no new revenue sources and its planned rate of spending, its existing cash, cash equivalents and securities available for sale will be sufficient to meet its operating and capital requirements until the second quarter of 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition (continued)
-------------------------------
Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital. The Company intends to seek additional funding through public or private financing, including equity financing, and through collaborative relationships with other companies. There can be no assurance, however, that adequate funds will be available when needed or will be available on terms favorable to the Company, if at all.

Results of Operations
---------------------
      Over the past several years, the Company's net loss has grown, consistent with the growth in the Company's scope and size of operations. In February 1998, however, the Company announced a reorganization and restructuring plan designed to reduce its operating expenses. The plan focused the Company's resources on the advancement of its lead product candidates in cystic fibrosis, tgAAV-CFTR, and in cancer, tgDCC-E1A. The reorganization plan called for reductions in operating costs throughout the organization, including positions that were largely associated with programs in earlier stages of development. As a result of the reorganization, the Company recorded a restructuring charge during the first quarter of 1998 of approximately $300,000.

      Revenue under collaborative agreements for the periods presented primarily consisted of amounts earned from Laboratoires Fournier S.C.A. related to the European development of tgDCC-E1A. The periods ended September 30, 1997 included the Company's net proceeds from a $1 million milestone payment earned upon regulatory clearance for the start of European clinical trials of tgDCC-E1A.

      Investment income for the three and nine months ended September 30, 1998 decreased to $136,000 and $314,000, respectively, from $147,000 and $558,000 for the three and nine months ended September 30, 1997, respectively. The decreases were largely attributable to lower average cash balances for investment in 1998 compared to the same periods in 1997.

      Other revenue for the three and nine months ended September 30, 1998 and 1997 represented proceeds from research grants awarded by the National Institutes of Health. The decrease in the three-month period ended September 30, 1998 versus the prior year was attributable to the expiration of such grants. The Company has applied for additional research grants that would provide similar revenues in future periods, but the timing and extent of the related funding, if any, cannot be predicted.

      Research and development expense decreased to $2,899,000 and $8,734,000 for the three and nine months ended September 30, 1998, respectively, from $3,089,000 and $9,458,000 in the comparable 1997 periods. The decreases were a result of the Company's reorganization and restructuring plan which was implemented in February 1998. Partially offsetting the impact of the restructuring were increased expenses related to the development and scale-up of improved manufacturing methods for the production of tgDCC-E1A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)
---------------------------------
      Interest expense decreased to $65,000 and $209,000 for the three and nine months ended September 30, 1998, respectively, from $83,000 and $264,000 in the comparable 1997 periods. The decreases resulted from declining principal balances payable under long-term obligations.

General Description of the Year 2000 Issue and the Nature and Effects of the
----------------------------------------------------------------------------
Year 2000 on Information Technology ("IT") and Non-IT Systems
-------------------------------------------------------------
      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activity.

      Because the Company is currently in the development stage, its exposures to the Year 2000 Issue are limited in comparison to those common to more developed companies. Based on recent and ongoing assessments, the Company believes that it will not be required to undertake any major activities or incur any significant costs related to the Year 2000 Issue.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for
---------------------------------------------------------------------------
Completion of Each Remaining Phase
----------------------------------
      For its IT exposures, the Company has completed its assessment of all systems that could be affected by the Year 2000 Issue and is approximately 30% complete on the implementation phase. All of the Company's software applications are purchased from established vendors and all upgrades needed to complete the implementation phase are currently available or will be available by December 31, 1998. Completion of this process is expected by June 30, 1999.

      The remediation of operating equipment (research and development and manufacturing equipment with embedded chips and software) is also an important issue for the Company. The Company is fortunate in that most of its operating equipment is relatively new, commonplace in the biotechnology industry, and, as a result, supported and maintained by the original manufacturers. The Company is approximately 50% complete on the assessment of its operating equipment. This assessment is expected to be complete no later than December 31, 1998. To date, no significant Year 2000 Issues have been identified that cannot be resolved through minor hardware or software upgrades that are either currently available or expected to be available soon. The Company has not yet begun the implementation phase; however, because of the anticipated limited scope of the project, it expects to be able to complete this phase no later than June 30, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year
------------------------------------------------------------------------------
2000
----
      None of the Company's IT systems interface with those of third parties. The Company has recently begun the process of querying all significant outside suppliers and subcontractors ("external agents") regarding the status of their IT systems with respect to the Year 2000 Issue. To date, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nature and Level of Importance of Third Parties and their Exposure to the Year
------------------------------------------------------------------------------
2000 (continued)
----------------
Company has not become aware of any external agent with a Year 2000 issue that would materially impact the Company's operations. The Company expects to complete this evaluation process by March 31, 1999. To the extent any external agents currently have Year 2000 issues, the Company has no means of ensuring that such external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company's operations; however, the effect of such non-compliance is not determinable.

Summary of Year 2000 Compliance Program
---------------------------------------
      The Company will utilize both internal and external resources to replace, test and implement software and hardware upgrades for Year 2000 modifications. The total future cost of the Year 2000 project is expected to be less than $100,000 and will be expensed as incurred.

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue within an acceptable time frame. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event the Company does not complete the additional work required, the Company's research and development activities may be adversely impacted. In such event, the significance of the impact cannot be reasonably estimated at this time. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion no later than June 30, 1999 and determine whether such a plan is necessary.

PART II    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed as part of this report.

               Exhibit No.                   Description
               -----------                   -----------
                  27.1                  Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TARGETED GENETICS CORPORATION
                                 --------------------------------------
                                                 (Registrant)




Date    November 10, 1998          /s/ H. STEWART PARKER
     -----------------------     -----------------------------------------------
                                   H. Stewart Parker, Chief Executive Officer
                                   (Principal Executive Officer)




Date    November 10, 1998          /s/ JAMES A. JOHNSON
     -----------------------     -----------------------------------------------
                                   James A. Johnson, Vice President, Finance
                                   (Principal Financial and Accounting Officer)