Form 10-K405
period 1998-12-31
TARGETED GENETICS CORP /WA/
filed 1999-03-10
CIK 921114

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

                                      OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                    COMMISSION FILE NO.
         DECEMBER 31, 1998                              0-23930


                         TARGETED GENETICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                             91-1549568
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
                PREFERRED STOCK PURCHASE RIGHTS, $.01 PAR VALUE
                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
  Indicate the aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 5, 1999: $49,163,309.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 5, 1999:

            TITLE OF CLASS                           NUMBER OF SHARES
            --------------                           ----------------
     Common Stock, $.01 par value                       30,664,077

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1999, are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1. BUSINESS

Forward-Looking Statements

  Certain statements contained in the following description of the business of Targeted Genetics Corporation and elsewhere in this Form 10-K are "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements could be impacted by known and unknown risks, uncertainties and other factors. As a result, our company's actual results, performance or achievements, or industry results, could be significantly different from those described or implied by these forward-looking statements. Potential risks for our company include, among other things: technological uncertainty; unsuccessful clinical trials; inability to obtain adequate financing in the future; uncertainty regarding patents and proprietary rights; failure to comply with governmental regulations; competition; rapid technological change; unavailability of key personnel and scientific collaborators; inability to manufacture and market products; and dependence on corporate collaborators. A more detailed description of these factors can be found in the section entitled "Factors Affecting Operating Results" contained in Part II, Item 7 of this Form 10-K.

Overview

  Targeted Genetics Corporation is focused on the development of gene and cell therapies for the treatment of acquired and inherited diseases. We have assembled a broad base of core technologies that we believe will allow us to address a significant number of these diseases. Our technologies include proprietary viral and non-viral gene delivery systems and novel techniques for cytotoxic T lymphocyte (CTL) immunotherapy. We are using this core technology platform to develop potential products to treat various genetic disorders, cancers and infectious diseases.

  In the area of gene therapy, we believe that different disease targets will require different methods of gene delivery. The best gene delivery method for a particular disease will depend on the type of cell to be modified, the duration of gene expression desired and the need for in vivo (inside the body) or ex vivo (outside the body) delivery. Accordingly, our strategy has been to develop multiple gene delivery systems. Our systems are based on three different vector technologies: adeno-associated viral (AAV), non-viral and retroviral. We believe these systems may give us the flexibility to develop gene therapies for a broader range of diseases than we could develop using a single gene delivery system.

  In the area of cell therapy, we have patents and expertise that we believe give us significant capabilities for using CTLs therapeutically. Our expertise enables us to isolate potent disease-specific CTLs from small samples of patient blood and to efficiently multiply them to large numbers for reinfusion to the patient. We call these manufactured disease-fighting cells Targeted CTLs. We believe that this technology and expertise could support development of a series of immunotherapies to treat infectious diseases and cancer. Targeted CTLs are manufactured with our proprietary Rapid Expansion Method
(REM) technology, for which we received our first patent in 1998. Using REM, we can grow billions of CTLs from individual cloned cells over several weeks, while preserving the cells' specific disease-fighting capabilities.

  Our company is currently focusing on two particular product development opportunities in the areas of cystic fibrosis and cancer. We believe that these opportunities may lead to important therapeutic products to address unmet medical needs. Additionally, we see these products as important demonstrations of the potential of our core technologies in the areas of AAV and non-viral gene delivery vectors. Although we are optimistic about the long-term prospects for all of our technologies, we have limited our near-term product development efforts to these two areas in order to conserve our financial resources.

  In our cystic fibrosis program, we have completed a series of Phase I/II clinical trials in order to assess the safety of our potential product, called tgAAV-CF, and to observe the effect of the product on certain biological measurements. We have now entered Phase I clinical trials in which the product is being delivered to patients' lungs in an aerosolized form. This is the form that would ultimately be marketed, assuming our clinical trials prove successful. In late 1998, we entered into a worldwide collaborative relationship with Medeva PLC for the development of tgAAV-CF. We believe that this partnership with Medeva greatly enhances our cystic fibrosis program and the probability of our ultimate success.

  In our cancer program, we have completed Phase I clinical trials with our product, called tgDCC-E1A, and shown what we believe are promising early results. These studies tested the product when directly injected into tumors and when delivered regionally to tumor sites. We have now entered Phase II clinical trials in which the product is being directly injected into head and neck tumors. In 1999, we expect to begin tests of tgDCC-E1A in combination with chemotherapeutic agents, initially delivered to the intraperitoneal cavity for the treatment of ovarian cancer.

  In addition to our cystic fibrosis and cancer programs, we are performing preclinical research, both internally and through outside collaborators, oriented toward identifying promising new applications of our technology base. We hope to use data from these various experiments to generate additional product development collaborations with pharmaceutical companies or larger biotechnology companies.

Product Development Programs

tgAAV-CF

  Cystic fibrosis is the most common single-gene deficiency affecting the Caucasian population, afflicting approximately 24,000 people in the United States and 60,000 people worldwide. The disease is caused by a dysfunctional cystic fibrosis transmembrane regulator (CFTR) gene, which results in a build-up of mucus in the lungs, infections and early death. Current treatments for cystic fibrosis offer only symptomatic relief and cannot cure or halt the progression of the disease.

  Considering our preclinical findings, we believe that tgAAV-CF may be superior to other gene therapy approaches for the treatment of cystic fibrosis due to its duration of effect and lack of toxicity. In preclinical studies in rabbits, we were able to detect expression of the CFTR gene in the lung for periods of up to six months with no observed side effects. These results were supported in similar studies in rhesus monkeys, in which gene transfer occurred in up to 50% of target airway cells and gene expression persisted for up to six months. Based on these preclinical data, we began two clinical trials in late 1995 to evaluate the safety and feasibility of using tgAAV-CF as a treatment for cystic fibrosis lung disease. tgAAV-CF has been granted orphan drug status by the United States Food and Drug Administration (FDA).

  The first clinical trial, which began in November 1995, was a Phase I clinical trial at Johns Hopkins University and the University of Florida in which tgAAV-CF was administered to eight cohorts of adult cystic fibrosis patients at escalating dose levels. A liquid form of tgAAV-CF was administered in an open-label single dose to the right lower lobe of the lung via bronchoscopy and to one nostril of each patient. A total of 18 patients were treated and the product was shown to be safe with no apparent side effects.

  A second clinical trial began in December 1995 at Stanford University. This trial was designed as a Phase I/II trial, in which tgAAV-CF was administered to the maxillary sinuses of cystic fibrosis patients with chronic sinusitis. The Phase I part of this trial, designed as a dose escalation study, was completed in 1996. A total of ten patients were enrolled, and 15 sinuses were treated, in five cohorts receiving escalating doses. The results of the trial indicated that tgAAV-CF was safe and well tolerated with no resulting inflammatory response or other side effects, even after repeat delivery. Furthermore, administration of tgAAV-CF resulted in consistent gene transfer and, in the only patient measured at such timepoint, persistence of the gene for at least 70 days after treatment. Additionally, the dose level was established for the Phase II part of the trial, in which 23 patients received tgAAV-CF in one sinus and a placebo in the other. Patients in the Phase II trial were monitored to assess the ability of tgAAV-CF to prevent the relapse of chronic sinusitis. The Phase II part of the trial was completed in mid-1998. Preliminary results of the trial, presented in October 1998 at the North American Cystic Fibrosis Conference, showed that the drug was safe. We expect to complete the analysis of all data from the trial in early 1999.

  In December 1998, we began a Phase I clinical trial to test the safety of aerosol delivery of tgAAV-CF to the whole lungs of CF patients. Current plans for the study call for nine patients to be treated, three at each of three escalating dose levels. Additional patients may be added to the study depending on the results observed in these nine patients. The clinical trial will be conducted at three sites: Stanford University, the University of Washington, and Harvard University.

  In November 1998, we entered into a license and collaboration agreement with Medeva Pharmaceuticals, Inc., a subsidiary of Medeva PLC (Medeva), related to tgAAV-CF, our cystic fibrosis product candidate. Under this agreement, Medeva received exclusive worldwide rights to develop and commercialize tgAAV-CF. A detailed description of this relationship can be found in the section of this
Item 1 entitled Research and Development Collaborations.

tgDCC-E1A

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

  Our product candidate for the treatment of cancer uses our proprietary non-viral delivery system, called DC-Chol, to deliver in vivo the E1A gene to cancer cells. We call this product tgDCC-E1A. E1A is a gene from the adenovirus type 5, a common cold virus. Dr. Mien Chie Hung and his colleagues at University of Texas M.D. Anderson Cancer Center (M.D. Anderson) have shown that E1A can function as a suppressor of the HER-2/neu oncogene, which is known to be overexpressed in certain cancers. In preclinical mouse studies, E1A was shown to inhibit expression of the HER-2/neu oncogene, to inhibit growth and metastasis of cancer cells, and to increase significantly the long-term survival of the mice. Our company has worldwide rights to the use of the E1A gene as a tumor suppressor under patents filed by Dr. Hung.

  Other research, conducted by Dr. Steven Frisch and his colleagues at The Burnham Institute, has suggested that E1A may have other anti-tumor effects unrelated to the inhibition of HER-2/neu expression. Preclinical in vitro experiments have shown that E1A, when introduced to a variety of tumor cells, can alter tumor cells such that they appear to have characteristics of normal cells. Furthermore, in vivo mouse studies involving tumor cells not overexpressing HER-2/neu showed reduced tumor growth rates with the administration of E1A versus the same tumor cells without E1A. E1A was also shown in preclinical studies to sensitize tumor cells to killing by certain chemotherapeutic agents. Our company has worldwide rights to patents filed by Dr. Frisch that are complementary to those filed by Dr. Hung.

  The first Phase I clinical trial of tgDCC-E1A began in 1996 at M.D. Anderson, Rush Presbyterian Medical Center in Chicago (Rush) and Virginia Mason Medical Center in Seattle. In this clinical trial, patients with ovarian or breast cancer received weekly doses of tgDCC-E1A for up to six months. The trial was conducted as an interpatient escalating dose study with doses of tgDCC-E1A delivered into the peritoneal cavity of the ovarian cancer patients and into the pleural cavity of the breast cancer patients. The objectives of the trial were to assess safety, levels of gene transfer and expression and tumor response. A total of 18 patients were treated through the trial's completion in early 1998. The results showed that the drug was safe, and that the E1A gene was present and active in tumor cells. Additionally, in certain patients, decreased levels of HER-2/neu expression and decreased numbers of tumor cells were observed.

  A second Phase I clinical trial began in early 1997 at M.D. Anderson, Rush, and Wayne State University in Detroit. In this clinical trial, patients with inoperable primary head or neck tumors or metastatic breast or lung tumors were administered up to ten weekly doses of tgDCC-E1A, injected directly into the tumor. The trial was conducted as an interpatient escalating dose study with four dose levels. The objectives of the trial were to assess safety, levels of gene transfer and expression and tumor response. A total of 18 patients were treated through the trial's completion in early 1998. The results showed that the drug was safe, and that the E1A gene was present and active in tumor cells. Additionally, in a majority of the patients, tumor growth was inhibited.

  Based on the data obtained from the two Phase I clinical trials described above, we began a Phase II clinical trial of tgDCC-E1A in head and neck cancer in October 1998. The trial is being conducted at six cancer centers and a total of 20 patients will be treated. The trial is designed to provide further evaluation of product safety and tumor response.

  In 1996, we entered into a license, research and marketing agreement with Laboratoires Fournier S.C.A. (Fournier) under which Fournier received exclusive rights to develop and commercialize tgDCC-E1A in Europe. Currently, Fournier is conducting a Phase I clinical trial in ovarian cancer patients at five hospitals in the United Kingdom. A detailed description of this relationship can be found in the section of this Item 1 entitled "Research and Development Collaborations."

Core Technologies

  Our company has assembled a broad range of core technologies that we believe will allow us to address a number of different diseases. In the area of gene therapy, we believe that different disease targets will require different methods of gene delivery. The best gene delivery method for a particular disease will depend on the type of cell to be modified, the duration of gene expression desired and the need for in vivo (inside the body) or ex vivo (outside the body) delivery. Accordingly, our strategy has been to develop multiple gene delivery systems. Our systems are based on three different vector technologies: adeno-associated viral (AAV), non-viral and retroviral. We believe these systems may give us the flexibility to develop gene therapies for a broader range of diseases than we could develop using a single gene delivery system.

  In the area of cell therapy, we believe that our technology and expertise in isolating and multiplying CTLs could support development of a series of immunotherapies to treat infectious diseases and cancer.

Gene Therapy

  Overview. Gene therapy is an approach to the treatment and prevention of genetic and acquired diseases that involves inserting genetic information into target cells to produce specific proteins needed to correct or modulate disease conditions. Proteins are the fundamental components of all living cells and are essential to cellular structure, growth and function. Proteins are produced by cells from a set of genetic instructions encoded in DNA, which contains all the information necessary to control cellular biological processes. DNA is organized into segments called genes, with each gene containing the information required to express, or produce, a specific protein.

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

  A key factor in the progress of gene therapy has been the development of safe and efficient methods of transferring genes into cells. For transfer into cells, the gene is incorporated into a delivery system called a vector. Vectors may be derived from either viral or non-viral systems. The most common gene delivery approach to date relies on viral gene transfer, whereby modified viruses are used to transfer the desired genetic material into host cells. The process of gene transfer can be accomplished ex vivo (outside the body), in which cells are removed from the patient, genetically modified, and then reinfused into the patient, or in vivo (inside the body), in which vectors are introduced directly into the patient's body.

  The use of viruses takes advantage of their natural ability to introduce genes into host cells and use the host's metabolic machinery to produce proteins essential for the survival and function of the virus. In gene therapy applications, viruses are genetically modified to contain the desired genes and to inhibit the ability of the virus to reproduce. Successful application of viral gene transfer to indications requiring long-term gene expression involves a number of essential technical requirements, including the ability of the viral vector to carry desired segments of genes, to transfer genes into a sufficient number of target cells and to enable genes contained in the viral vector to persist in the host cell. A number of different viral vectors, including AAV and retroviral vectors, are being used for potential gene therapy applications requiring long-term gene expression.

  Current non-viral vector systems generally consist of DNA incorporating the desired gene, combined with various compounds aimed at enabling the DNA to be taken up by the host cell. These in vivo gene delivery approaches include encapsulating genes into lipid carriers such as liposomes, which facilitate the entry of DNA into cells; ionically binding negatively charged DNA to the surface of cationic lipids which are positively charged prior to infusion; injecting pure plasmid or naked DNA in an aqueous solution; and directing DNA to receptors on target cells by combining the gene with protein carriers that are taken up by the cell.

  AAV Vectors. Together with our scientific collaborators, we have developed significant expertise in the design and use of AAV vectors in gene therapy. We believe that AAV vectors are particularly well suited for the treatment of a number of diseases because:

  .  AAV has never been associated with causing any human disease;

  . AAV vectors contain no viral genes that, if present, might produce unwanted immune responses leading to side effects or reduced efficacy;

  . AAV vectors can introduce genes into nondividing or slowly dividing cells, such as cells lining the airway of the lung;

  . AAV vectors may persist in the host cell to provide relatively long-term expression; and

  . AAV vectors can be purified and concentrated, allowing for more efficient manufacturing.

  We are building a proprietary position in AAV through the development of or acquisition of exclusive rights to inventions that:

  .  provide important enhancements to AAV vectors;

  .  demonstrate novel approaches to the use of AAV vectors for gene therapy;
     and

  . establish new and improved methods for large-scale production of AAV vectors.

  In addition to our tgAAV-CF development program, which is focused on delivery to lung cells, we are conducting research to assess the potential for delivery of genes to other target cells using AAV vectors. Currently, we have ongoing efforts to evaluate the use of AAV vectors in cells of the cardiovascular system, joints and the liver. As resources are available to do so, we intend to examine, both internally and through academic collaborators, the use of AAV vectors in additional cell types.

  Non-Viral Vectors. Our company has exclusive rights to a significant body of non-viral gene delivery technology based on cationic lipids. These non-viral vectors are formulated by mixing negatively charged DNA with positively charged cationic lipids, which promote uptake by cells. These vectors appear to be safe and they can be used in vivo as well as ex vivo. We believe that non-viral vectors have several characteristics that make them particularly well suited for the treatment of certain diseases, including:

  .  the ability to target a specific cell type;

  .  relative ease of manufacture; and

  .  the ability to transfer relatively large segments of DNA.

  We are working in collaboration with Dr. Leaf Huang of the University of Pittsburgh to develop a series of non-viral delivery systems based on his discoveries. Dr. Huang's original DC-Chol system, is used in our tgDCC-E1A cancer product. We have an exclusive license to an issued U.S. patent on DC-Chol for the treatment of cancer and certain other diseases. Also, we have obtained broad licenses to a series of Dr. Huang's more recent discoveries in this area from the University of Pittsburgh. In one of these discoveries, DNA is condensed into particles of defined size that have significantly enhanced gene transfer efficiency. Another includes specific ligands to enhance delivery to specific target cells and to increase stability when delivered intravenously. We believe that these improved non-viral vector systems may have significant long-term value.

  Retroviral Vectors. We believe that retroviral vectors are well suited for ex vivo genetic modification of rapidly dividing cells, such as T cells and stem cells. Our company has positioned itself at the forefront of retroviral gene delivery technology through its exclusive relationship with Dr. A. Dusty Miller, a leader in the development of packaging cell lines for retroviral vectors. One of Dr. Miller's inventions in this area is an improved retroviral vector packaging cell line called PG13, which the Company has licensed exclusively from the Fred Hutchinson Center Research Center (Hutchinson Center). Vectors produced in this cell line have been shown to have improved efficiency for ex vivo transfer of genes to human T cells and stem cells.

Cell Therapy

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

  Targeted CTLs. Targeted Genetics is working to develop a highly targeted form of cell therapy, which is intended to produce a powerful, disease-specific immune response through the infusion of large numbers of antigen-specific CTLs. In our Targeted CTL program, antigen-specific CTLs are isolated from a small sample of the patient's blood, multiplied to large numbers ex vivo and then reinfused into the patient. In essence, these Targeted CTLs are intended to amplify the natural disease-fighting function of the immune system relating to specific infected or cancerous cells.

  We believe that our Targeted CTL program represents an improvement over other approaches to immunotherapy because:

  .  it is based on highly potent, cloned, antigen-specific CTLs;

  .  virtually all of the reinfused CTLs target the specific diseased cells;
     and

  . side effects may be reduced due to the uniformity and consistency of the reinfused cells.

  Our focus on Targeted CTLs originated from research conducted by collaborators at the Hutchinson Center, Drs. Philip Greenberg and Stanley Riddell. These researchers conducted a Phase I clinical trial to evaluate the use of cytomegalovirus (CMV) -specific CTLs to provide an immune response against CMV in bone marrow transplant patients. This trial represented the first time that cloned, antigen-specific CTLs had been used. None of the 14 patients receiving the CTLs developed CMV viremia or disease. Dr. Riddell is now conducting a Phase II clinical trial following up on the promising results observed in Phase I. Other work by Drs. Greenberg and Riddell has shown that Targeted CTLs may be useful in treating HIV infection.

  During 1998, we completed a preclinical study in which chimpanzees chronically infected with hepatitis B virus (HBV) were administered Targeted CTLs. The objective of the study was to establish safety of the therapy and, potentially, obtain proof of concept that HBV-specific Targeted CTLs may be promising as a treatment for humans infected with HBV. The preliminary results of the study, presented in August 1998, showed that the therapy was safe and that there were trends toward efficacy, evidenced by a temporary drop in viral burden, increased levels of liver enzymes, and improvement in liver condition. This study has given us additional reasons to believe that Targeted CTLs have potential to treat viral diseases.

  Rapid Expansion Method. The Targeted CTL program is made possible by our proprietary rapid expansion method, or REM, which is used to rapidly grow CTLs prior to infusion into the patient. REM represents a significant improvement over other methods of growing T cell clones. Using REM, CTL clones can be multiplied over a thousandfold in less than two weeks. We can grow billions of CTLs from individual cloned cells over several weeks, while preserving the cells' disease-fighting capabilities in vitro. We have seen consistent results from REM both with CD8 and CD4 T cells. Furthermore, we have shown that REM is effective for growing Targeted CTLs for a number of viral diseases and cancers, such as HIV, CMV, HBV, malignant melanoma and prostate tumor peptides. We have filed patent applications, on a worldwide basis, relating to the original REM process and to subsequent process improvements. The first of these patents issued in 1998.

RESEARCH AND DEVELOPMENT COLLABORATIONS

 Medeva PLC

  In November 1998, we entered into agreements with Medeva to develop and commercialize tgAAV-CF, our potential gene therapy product for the treatment of cystic fibrosis. tgAAV-CF uses our proprietary AAV technology to deliver a normal copy of the CFTR gene to patients with cystic fibrosis. Medeva committed to provide up to three years of funding (up to $5 million per year) to support tgAAV-CF development and commercialization activities including: scale up and validation of manufacturing processes; development and validation of analytical methods; conduct of certain Phase I clinical trials including trials of our aerosolized version of our tgAAV-CF product; and other activities in support of product testing and commercialization. In addition to development and clinical support, Medeva has agreed to pay the costs of Phase II and subsequent clinical trials of the potential product. While we may manage Phase II clinical trials in the United States, Medeva will be responsible for all other trials and worldwide registration of tgAAV-CF.

  Under the terms of the tgAAV-CF agreement, we granted Medeva an exclusive worldwide license to sell tgAAV-CF products developed in this collaboration and we assumed responsibility for manufacturing and supplying bulk tgAAV-CF product to support clinical trials and product commercialization. Medeva agreed to loan us $2 million in 1999 to partially fund the construction of a pilot scale tgAAV-CF manufacturing facility. Under certain conditions Medeva will loan us up to an additional $10 million toward building a GMP manufacturing facility for higher volume production of tgAAV-CF.

  Assuming successful commercialization of the tgAAV-CF product, we could receive a total of up to $54 million in license fees, development funding, milestone payments, loans and equity investments connected to the Medeva tgAAV-CF agreements. We will also receive proceeds from sales of our tgAAV-CF product (if any) under a pricing formula intended to provide us with a fixed percentage of Medeva's net product sales. The research and development funding agreement is effective to October 1, 2001 with options to extend the term if both parties agree. The long-term supply agreement is effective for the term of the patents covering the Company's tgAAV-CF technology. After November 23, 1999, Medeva may terminate our tgAAV-CF agreements at will with 180 days advance notice. Should Medeva exercise this right to terminate any of the tgAAV-CF agreements all rights related to tgAAV-CF technology would return to us.

 Laboratoires Fournier S.C.A.

  In May 1996, we entered into a license, research and marketing agreement under which Fournier received exclusive European rights to develop and commercialize tgDCC-E1A and any other product candidates based on the E1A tumor suppressor gene developed under the agreement. Fournier agreed to pursue development of tgDCC-E1A in Europe, including conducting all clinical trials, preparing and filing submissions for regulatory approval, and paying all associated costs. We maintained responsibilities for development and commercialization of tgDCC-E1A in the United States and elsewhere.

  Fournier has paid us a $5 million upfront license fee and $2.5 million of milestone payments through the end of 1998. Our agreement provides that Fournier will make additional milestone payments upon the achievement of specified goals by Fournier or Targeted Genetics and royalties on sales of resulting products, if any. In addition, if we are able to negotiate a mutually acceptable supply agreement, we will be entitled to manufacture products for Fournier in return for manufacturing fees. Under the agreement, we will indemnify Fournier with respect to any claims incurred as a result of the manufacture, supply or sale of tgDCC-E1A. The agreement may be terminated if the parties mutually agree that the results of the collaboration are unsatisfactory.

Relationship With Immunex Corporation

  Targeted Genetics was formed in 1989 as a subsidiary of Immunex Corporation (Immunex), a biopharmaceutical company developing immunoregulatory proteins as therapeutics. In February 1992, Targeted Genetics and Immunex entered into a technology license agreement. In exchange for shares of preferred stock, which were converted into 1,920,000 shares of common stock at the time of our initial public offering, Immunex granted a worldwide, exclusive field of use license to Targeted Genetics for certain Immunex proprietary technology specifically applicable to our gene therapy business. The technology transferred to Targeted Genetics relates to gene identification and cloning, panels of retroviral vectors, packaging cell technology, recombinant cytokines, DNA constructs, cell lines, promoter/enhancer elements and immunological assays. In addition, until February 1999, the agreement required Immunex to disclose information concerning improvements, such as new techniques, biological materials, inventions, or developments, discovered or developed by Immunex relating to the transferred technology. We have the option to acquire a nonexclusive, worldwide, fully paid royalty-free license (and in certain cases an opportunity to negotiate the conversion of a nonexclusive license into an exclusive license) for the transferred technology and related improvements. As part of this agreement, we granted to Immunex a right of first offer and a 30-day right of first refusal on technology that we intend to out-license that is based on Immunex technology. We may accept or reject any offers made by Immunex under such rights. Immunex currently owns approximately 9% of our company's outstanding common stock.

Patents and Proprietary Rights

  Patents and licenses are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are considered important to the development of its business. We also rely on trade secrets, knowhow, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. To date, we have filed or exclusively licensed 56 patent applications relating to our product and technology development programs with the United States Patent and Trademark Office (USPTO), as well as foreign counterparts of certain of these applications in Europe, Japan and certain other countries. Of these patent applications, 21 patents have been issued or allowed by the USPTO.

  In addition to the intellectual property that we own or have exclusively licensed, we have licensed several issued and pending patents that relate to our development programs on a nonexclusive basis. Among these are the two key patents that relate to the use of AAV vectors for gene therapy licensed from the NIH and the University of Florida Research Foundation. In addition, we have acquired nonexclusive rights to the cystic fibrosis gene being delivered in an AAV vector.

  The patent positions of pharmaceutical and biotechnology firms, including our patent positions, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly in regard to human therapeutic uses. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any patent applications will result in the issuance of patents or, if any patents are issued, whether the patents will be subjected to further proceedings limiting their scope, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published until more than 18 months after they are filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, we are currently indirectly involved in a patent interference proceeding declared by the USPTO to determine priority of invention relating to the non-exclusively licensed CFTR gene delivered in our potential tgAAV-CF gene therapy product. As a non-exclusive licensee of the CFTR gene technology we do not expect to directly participate in the CFTR gene interference proceedings. If the eventual outcome of the CFTR interference proceeding is unfavorable to our licensor, we may have to secure a technology licensing arrangement from the prevailing party in order to proceed with commercializing our potential product. Costs associated with securing a licensing arrangement may be substantial and could include ongoing royalties in excess of those currently payable pursuant to our existing CFTR gene license. There can be no assurance that any license required in such a circumstance would be made available to us on acceptable terms, if at all. Although we do not anticipate that material expenditures will be made in connection with these proceedings, participation could result in substantial cost to us, even if the eventual outcome were favorable to us. There can be no assurance that our patents, if issued, would be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents. Litigation, which could result in substantial cost to us, may be necessary to enforce our patents or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were adverse, our business could be adversely affected. We are unable to predict how courts will resolve any future issues relating to the validity and scope of our patents should they be challenged.

  A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflict could limit the scope of the patents, if any, that we may be able to obtain or result in denial of our patent applications. In addition, if patents that cover our activities are issued to other companies, there can be no assurance that we would be able to develop or obtain alternative technology.

  Furthermore, as the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or use of the affected process. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know how owned by us or to determine the enforceability, scope and validity of proprietary rights of others. If we become involved in such litigation, it could result in substantial expense to us and significant diversion of effort by our technical and management personnel. If there were an adverse outcome of any such litigation, our business could be adversely affected. In addition to any potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that any license required under any such patent would be made available to us on acceptable terms, if at all.

  In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. To protect its trade secrets, we require our employees, consultants, scientific advisors and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration with our company. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in the employ of Targeted Genetics will be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection of our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

Competition

  We are aware of a number of companies and institutions that are developing or considering the development of potential gene therapy and cell therapy treatments, including early-stage gene therapy companies, fully integrated pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers. In addition, our potential products will be required to compete with existing pharmaceutical products, or products developed in the future, that are based on established technologies. Many of our competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than our resources and experiences in these areas. In addition, the competitive positions of other early-stage companies may be enhanced significantly through their collaborative arrangements with large pharmaceutical companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for, receiving FDA and other regulatory approvals for, or commercializing products more rapidly than our efforts in these areas. If we are successful in commercializing our products, we will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. We also compete with others in acquiring products or technology from research institutions or universities. Our competitors may develop new technologies and products that are available for sale prior to our potential products or that are more effective than our potential products. In addition, competitive products may be manufactured and marketed more successfully than our potential products. Such developments could render our potential products less competitive or obsolete, and could have a material adverse effect on our business.

Governmental Regulation

  All of our potential products will require regulatory approval by U.S. and foreign governmental agencies prior to commercialization in such countries. Human therapeutic products are subject to rigorous preclinical and clinical testing and other premarket approval procedures administered by the FDA and similar authorities in foreign countries. The FDA exercises regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, reporting, quality control, advertising, promotion, export and sale of our potential products. Similar requirements are imposed by foreign regulators. In some cases, state requirements also apply.

  Gene therapy and cell therapy are relatively new technologies and have not been extensively tested in humans. The regulatory requirements governing gene and cell therapy products and related clinical procedures are uncertain and are subject to change. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic product is likely to take several years, if ever, and involve substantial expenditures. Moreover, ongoing compliance with applicable requirements can entail the expenditure of substantial resources. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude our efforts to market our products.

  The activities required before a new therapeutic agent may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation and may require animal studies to assess the product's potential safety and efficacy. Animal safety studies must be conducted in accordance with the FDA's Good Laboratory Practice regulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application (IND), which must be reviewed and cleared by the FDA before proposed clinical testing can begin. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the trial, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. The FDA's review or approval of a study protocol does not necessarily mean that, if the trial is successful, it will constitute proof of efficacy or safety. Further, each clinical trial must be approved by and conducted under the auspices of an independent Institutional Review Board
(IRB) at the institution at which the trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. The IRB is also responsible for continuing oversight of the approved protocols in active trials. An IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given trial to be initiated or completed.

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

  After completion of clinical trials of a product candidate, we are required to obtain FDA approval to market the product in the United States. The FDA's legal authority is defined in the Federal Food, Drug and Cosmetics Act. Our products are regulated by the Center for Biologics Evaluation and Research. While we expect this regulatory structure to continue through licensure and commercialization of our current potential cystic fibrosis product candidate, we also expect the FDA's regulatory approach to evolve with increased scientific knowledge in the area of somatic and gene therapy. Current FDA regulations relating to biologic therapeutics require us to submit a Biologics License Application (BLA) to the FDA before commercial marketing is permitted. A BLA includes product development activities, results of preclinical studies and clinical trials, and detailed manufacturing information. Unless expedited review status is given, the BLA review process generally takes at least one year. The FDA may refuse to accept a BLA if it fails to meet predetermined requirements.

  The FDA is an agency focused on public health; it reviews all products for safety and efficacy. Both standards must be met before the FDA grants product approval. Should the FDA have any concerns with respect to product safety and efficacy, the FDA may delay product review or request additional data. Notwithstanding the submission of relevant data, the FDA may ultimately decide that a license application does not satisfy its criteria for approval and might require us to do any or all of the following:

  . modify the scope of the desired claims

  . add warnings or other safety-related information

  . perform additional testing

  Once approved by the FDA, marketed products are subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or in its withdrawal from the market, as well as possible criminal penalties or sanctions.

  The FDA requires that manufacturers of a product comply with current Good Manufacturing Practices (cGMP) requirements, both as a condition of product approval and on a continuing basis. In complying with cGMP requirements, we must expend time, money and effort on a continuing basis in production, record keeping and quality control. Our manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance. Failure to pass such inspections may subject us to possible FDA action such as the suspension of manufacturing, seizure of the product, withdrawal of approval or other regulatory sanctions. The FDA may also require us to recall a product.

  In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any resulting damages, and any such liability could exceed our resources.

Human Resources

  At December 31, 1998, we had 64 full time equivalent employees. Of these employees, 49 are directly involved in research and development, and 11 have Ph.D. or M.D. degrees. A significant number of our management and professional employees have prior experience with other biotechnology or pharmaceutical companies.

  Our success will depend in large part on our ability to attract and retain key employees and scientific advisors. Competition among biotechnology and pharmaceutical companies for highly skilled scientific and management personnel is intense. We believe that we have compensation and benefit programs in place that will allow us to be competitive in this environment. However, we cannot be certain that we will be successful in retaining our existing workforce or scientific advisors, or in attracting additional qualified employees.

Executive Officers

  The following are the executive officers of Targeted Genetics who will serve in the capacities noted until their successors are duly appointed and qualified.

            Name         Age                      Position
     ------------------- --- -------------------------------------------------
     H. Stewart Parker..  43 President, Chief Executive Officer and Director
     Barrie J. Carter,    54 Executive Vice President and Director of Research
      Ph.D..............     and Development
     James A. Johnson...  42 Senior Vice President, Finance and
                             Administration, Chief Financial Officer,
                             Treasurer and Secretary

  H. Stewart Parker managed the formation of Targeted Genetics as a wholly owned subsidiary of Immunex and has been President, Chief Executive Officer and a director since the Company's inception in 1989. She served in various capacities at Immunex from August 1981 through December 1991, most recently as Vice President, Corporate Development. Ms. Parker also served as President and a director of Receptech Corporation, a company formed by Immunex in 1989 to accelerate the development of soluble cytokine receptor products (Receptech), from February 1991 to January 1993. Currently, Ms. Parker is a member of the Executive Committee and the Board of Directors of BIO, the primary trade organization for the biotechnology industry. She received her B.A. and M.B.A. from the University of Washington.

  Barrie J. Carter is Executive Vice President and Director of Research and Development of Targeted Genetics. He joined the Company in August 1992. For the previous 22 years he was employed by the NIH in Bethesda, Maryland where he was Chief of the Laboratory of Molecular and Cellular Biology in the National Institute for Diabetes and Digestive and Kidney Diseases from 1982 to 1992. Dr. Carter received his B.Sc. (Honors) from the University of Otago, Dunedin, New Zealand and his Ph.D. in the Biochemistry Department of the University of Otago Medical School. He then spent a period of postdoctoral training at the Imperial Cancer Research Fund Laboratories in London, England before joining the NIH. His long-term research interests are in molecular biology of viruses, development of AAV vectors and gene therapy. Dr. Carter serves on the Editorial Boards of Human Gene Therapy, as a Section Editor of Current Opinion in Molecular Therapeutics and as an Associate Editor of Virology. Since 1995, he has been an Affiliate Professor of Medicine at the University of Washington Medical School.

  James A. Johnson joined the Company in March 1994 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. In January 1999, he was promoted to Senior Vice President, Finance and Administration. He was employed by Immunex from January 1988 to February 1994, initially as Director of Finance and as Vice President, Finance beginning February 1990. While at Immunex, Mr. Johnson served as Treasurer of Targeted Genetics from its inception in 1989. From November 1989 to January 1993, he also served as Treasurer and Assistant Secretary of Receptech. He received his B.A. from the University of Washington.

ITEM 2. PROPERTIES

  Targeted Genetics currently occupies approximately 33,000 square feet of laboratory and office space in a single facility in Seattle, Washington. Our original lease term expires on April 1, 1999, but we have already extended it through April 1, 2004 under the first of three five-year extensions. The average annual rent payment was $408,000 during the initial term of the lease and approximately $550,000 during the first five-year renewal term. In 1996, we entered into a lease for approximately 4,700 square feet of office space in an office complex adjoining our primary facility. This lease expires on March 31, 2004 and includes options to extend the lease term for two additional five-year periods. The average annual rent payment during the initial term of the lease is approximately $95,000. In order to continue to grow our AAV vector manufacturing capability, we expect that we will need to expand our manufacturing operations to a separate facility. We have recently begun the process of identifying alternatives for this expansion. Otherwise, we believe that our current facilities, together with approximately 2,000 square feet of expansion space remaining in our primary facility and additional expansion space available in the adjoining office complex, will be adequate to meet our projected needs for the next several years. Within that time frame, we could be required to locate alternative facilities, depending on the extent of our company's growth and development.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The Company's common stock trades on The Nasdaq Stock Market under the symbol TGEN. At March 5, 1999, there were approximately 175 shareholders of record and approximately 7,000 total beneficial holders of the Company's common stock. The Company has never paid cash dividends and does not anticipate paying them in the foreseeable future. The following table sets forth for each calendar quarter indicated, the high and low bid quotations for the Company's common stock as quoted on The Nasdaq Stock Market. These quotes reflect inter-dealer prices, without retail mark-up or commission and may not necessarily represent actual transactions.

          1998                                 HIGH     LOW
          ----                                ------- --------
          1st Quarter........................ $3 1/8  $  31/32
          2nd Quarter........................  4 1/4   1 5/16
          3rd Quarter........................  1 3/4     7/8
          4th Quarter........................  2 5/16  1 5/16

          1997
          ----
          1st Quarter........................ $5 3/4  $3 3/8
          2nd Quarter........................  3 5/8   2 1/2
          3rd Quarter........................  6 7/16  2 7/8
          4th Quarter........................  5 1/2   2 1/4

  On November 23, 1998, the Company sold to Medeva 750,000 shares of its common stock at an aggregate offering price of $1.5 million in a transaction not involving a public offering and therefore exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                                             YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------
                             1998          1997          1996         1995         1994
                          -----------  ------------  ------------  -----------  -----------
RESULTS OF OPERATIONS
Revenues................  $ 7,950,730  $  1,978,477  $  2,254,178  $   842,460  $   448,822
Expenses................   16,637,779    16,166,251    28,292,220   10,764,744    8,848,167
Net loss................   (8,687,049)  (14,187,774)  (26,038,042)  (9,922,284)  (8,399,345)
Basic and diluted net
 loss per share.........         (.33)         (.70)        (1.59)        (.94)       (1.40)
Shares used in computing
 basic and diluted net
 loss per share.........   26,637,823    20,196,325    16,407,928   10,532,950    6,005,141

FINANCIAL CONDITION
Cash, cash equivalents
 and securities
 available for sale.....  $11,956,796  $  5,037,821  $ 19,051,070  $14,442,562  $11,474,787
Total assets............   16,204,083     9,767,084    25,139,052   19,960,460   17,045,881
Long-term obligations,
 including current
 portion................    2,072,044     2,547,324     3,378,420    3,286,508    2,837,370
Shareholders' equity....   11,981,759     5,591,587    19,507,788   15,772,836   13,242,145

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks and Uncertainties

  This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors which could cause actual results to be different include technological uncertainty; unsuccessful clinical trials; inability to obtain adequate financing in the future; uncertainty regarding patents and proprietary rights; failure to comply with governmental regulations; competition; rapid technological change; unavailability of key personnel and scientific collaborators; inability to manufacture and market products; and dependence on corporate collaborators. A more detailed description of these factors can be found in the section entitled "Factors Affecting Operating Results" included in this item. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

  Targeted Genetics Corporation was incorporated in March 1989 to research and develop gene and cell therapy products for the treatment of acquired and inherited diseases. In June 1996, the Company acquired RGene Therapeutics, Inc. (RGene), a privately-held biotechnology company. In November 1998, the Company entered into its first major product development collaboration, an agreement with Medeva PLC (Medeva) focused on the Company's tgAAV-CF cystic fibrosis product candidate. Currently, the Company's only significant revenue sources are the Medeva collaboration, another smaller collaborative agreement related to the European development of the Company's tgDCC-E1A cancer product candidate, and income earned on investments. The Company has generated an accumulated deficit of $76.5 million through December 31, 1998.

  Although the Company's technology appears promising, it is unknown whether any commercially viable products will result from the Company's research and development. It is not anticipated that the Company will have any product-related revenue for at least the next several years. Accordingly, the Company expects to generate substantial additional losses in the future attributable to the continuation of preclinical and clinical research programs, development of manufacturing capabilities and the preparation for commercialization of its products under development. The Company's future revenue and expense levels and cash requirements will depend on many factors, including continued scientific progress in its research and development programs; the results of research and development, preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with corporate collaborators; competing technological and market developments; the time and costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. The Company's ability to achieve profitability depends in part on its ability, together with its collaborative partners, to complete the development of product candidates, obtain regulatory approvals, comply with applicable regulatory requirements and manufacture and market such products, of which there can be no assurance.

Results of Operations

  Revenue under collaborative agreements increased to $7.2 million for the year ended December 31, 1998, from $888,000 for the year ended December 31, 1997. The increase resulted from license fees and milestone revenues earned from the collaborative agreement with Medeva for the worldwide development and commercialization of the Company's cystic fibrosis product candidate, tgAAV-CF. In 1999 and future years, the Company expects to realize significant ongoing revenue from this collaboration, including up to $5 million per year of research and development funding, manufacturing revenue based on the Company's cost of producing bulk clinical trial materials, and funding of Phase II clinical trial costs incurred by the Company. The decrease in collaborative agreement revenue to $888,000 in 1997 from $1.2 million in 1996 primarily resulted from a reduction in tgDCC-E1A cancer product candidate milestone payments received under the Company's collaborative agreement with Laboratoires Fournier S.C.A.

  Investment income decreased to $440,000 for the year ended December 31, 1998, from $651,000 and $924,000 for the years ended December 31, 1997 and 1996, respectively. The decreases, both in 1998 and 1997, resulted from lower average balances of cash available for investment in the respective periods.

  Other revenue primarily consisted of grant funding earned from research grants awarded by the National Institutes of Health. After increasing from $127,000 to $439,000 for the years ended December 31, 1996 and 1997, respectively, as a result of new grants received, this revenue item declined to $318,000 for 1998 due to expiration of and completion of work under the grants. The Company does not currently expect to earn any grant revenue in 1999.

  Research and development expenses increased by $0.3 million to $13.3 million for the year ended December 31, 1998, from $13.0 million for the year ended December 31, 1997. The increase in 1998 compared to 1997 reflects increased expenses related to the development of manufacturing methods for the Company's tgDCC-E1A cancer product candidate and a $1 million tgDCC-E1A clinical trial milestone payment. The increase in tgDCC-E1A manufacturing development costs are primarily due to a 1998 project to develop a FDA compliant, scaleable manufacturing process for tgDCC-E1A. The $1 million tgDCC-E1A milestone payment was made as a result of the start of Phase II clinical trials for the tgDCC-E1A cancer product candidate. The Company made this milestone payment by issuing 875,134 shares of common stock to RGene's former stockholders. These increases in research and development costs were largely offset by the effect of a restructuring plan that was implemented by the Company in February 1998. The restructuring plan focused the Company's resources on the advancement of its two lead product candidates: tgAAV-CF in cystic fibrosis and tgDCC-E1A in cancer. Although the plan called for reductions in operating costs throughout the organization, a significant portion of the reductions were to relatively early-stage research and development programs. The increases in research and development expense were also offset by decreases in 1998 patent costs compared to patent costs incurred in the year ending December 31, 1997. Research and development expense for 1997 increased approximately $1.5 million versus the year ended December 31, 1996. Although internal expenses for research and development leveled off in 1997, the Company experienced an increase in external expenses related to intellectual property and to the continued progression of the Company's clinical trial programs. Research and development expenses are expected to increase in 1999 due to increased staffing and increases in external expenses necessary to support the Medeva collaboration.

  In-process research and development expense resulted from the acquisition of RGene in 1996. Of the total RGene purchase price, paid in shares of the Company's common stock at closing, $13.5 million was allocated to RGene's existing technology and was written off to in-process research and development expense.

  General and administrative expenses increased slightly to $3.0 million for the year ended December 31, 1998, from $2.8 million for the year ended December 31, 1997. The increase resulted from legal fees incurred related to the Medeva transaction and increased investor and public relations costs. These increases were partially offset by decreases in operating expenses achieved through the February 1998 reduction in force. The decrease in 1997 expenses versus the year ended December 31, 1996 reflected a leveling off of internal management costs consistent with the trends in internal research and development expenses.

  Interest expense showed a decreasing trend over the three years ended December 31, 1998, from $397,000 for 1996, to $338,000 and $265,000 for 1997 and 1998, respectively. This expense related to obligations under capital leases and installment loans used to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. The decreasing trend resulted from a declining principal balance under the related obligations. The Company expects that it will continue to finance asset purchases under leases or loans and, thus, expects the decreasing trend in interest expense to reverse in the future.

Liquidity and Capital Resources

  The Company's capital requirements have been financed with sales of equity, proceeds from leases and revenue from collaborations and grants. At December 31, 1998, the Company had cash, cash equivalents and securities available for sale totaling $12.0 million, compared to $5.0 million at December 31, 1997. The increase was attributable to the completion of a private placement of common stock and warrants in April 1998, which resulted in net proceeds to the Company of approximately $12.8 million. A sale of common stock to Medeva in November 1998, which provided $1.3 million of net proceeds, also contributed to the increase. These cash inflows were offset partially by the Company's use of $5.8 million to fund its operations for the year, payments of $1.3 million under equipment leases and loans, and purchases of property, plant and equipment totaling $238,000.

  Although the Company's expenses are expected to increase substantially in response to the demands of the Medeva collaboration, revenues from Medeva are expected to more than offset these increases. The Company has committed to expend approximately $900,000 in 1999 to complete the construction of a new 100-liter scale AAV vector manufacturing facility within its corporate headquarters building. Most of the cost of this project, however, will be funded through an existing lease financing commitment. The Company expects to begin planning in 1999 for a larger manufacturing facility capable of supplying Phase III clinical trials and initial commercial requirements for tgAAV-CF. The initial cost of this effort is expected to be funded by a $2 million loan provided by Medeva. In addition, the Company may elect to sell to Medeva $1.5 million of common stock at a 20% premium to the prevailing market price at any time during a one-year period beginning in May 1999.

  Based on its current plans for 1999, and assuming the receipt of all contractual payments potentially payable under the Medeva agreement, the Company believes that it has adequate funding to meet its cash needs until at least the second quarter of 2000. The Company's business strategy contemplates entering into additional agreements with corporate partners intended to provide license fees, milestone payments, research and development funding and, potentially, equity investment, all of which would be used to fund the Company's ongoing operations. There can be no assurance, however, that the Company will be successful in establishing any additional collaborative relationships or that it will be successful in maintaining its existing collaborative relationships. If the Company is not successful in its partnering efforts, it will need to seek additional sources of equity capital in the near future. Over the long term, regardless of any partnering success, the Company expects that it will need to raise substantial additional funds to continue the development and commercialization of its products. There can be no assurance that adequate funds will be available to the Company when needed or will be available on terms favorable to the Company. If at any time the Company is unable to obtain sufficient funds, the Company will be required to delay, restrict or eliminate some or all of its research or development programs, dispose of assets or technology, or cease operations.

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

  The Company has commenced a phased effort to inventory, assess, remediate, test, and implement all mission-critical applications affected by the Year 2000 Issue. Activities in each phase are generally concurrent. All phases of the Year 2000 readiness effort are expected to be completed by the third quarter of 1999. All parts of the Company are involved in the Year 2000 effort.

  The Company has identified three potential areas of impact for review with respect to the Year 2000 Issue: (1) information technology including computer hardware, networked equipment, PC based software applications and financial systems (IT systems), (2) operating equipment including research and development and manufacturing equipment with embedded chips and software (operations equipment) and (3) third party vendors, suppliers and subcontractors (external agents). Because the Company has been in business for a relatively short time, its exposure to the Year 2000 Issue is limited in comparison to more established companies. Based on recent and ongoing assessments, the Company believes that it will not be required to undertake any major activities or incur any significant costs related to the Year 2000 Issue. If the Company encounters significant unforeseen Year 2000 problems, in its IT systems and equipment, operations equipment or with its external agents, actual remediation costs could be significant.

  For its IT systems exposure, the Company has completed its assessment of all systems that could be affected by the Year 2000 Issue and classified its systems as compliant, not compliant--compliance upgrade available and not compliant--compliance upgrade/fix not yet available. All of the Company's software applications are purchased from established vendors and substantially all IT systems are in the compliant or not compliant--compliance upgrade available categories. The Company expects to identify and implement remediation for the systems that are categorized as not compliant--compliance upgrade/fix not yet available before the end of the third quarter of 1999. The Company is approximately 60% complete on the implementation phase for its IT systems. Completion of this process for IT systems is expected by the third quarter of 1999.

  The remediation of operating equipment (research and development and manufacturing equipment with embedded chips and software) is also an important issue for the Company. The Company is fortunate in that most of its operating equipment is relatively new, commonplace in the biotechnology industry, and, as a result, supported and maintained by the original manufacturers. The Company has completed the assessment of its operating equipment. No significant Year 2000 issues have been identified that cannot be resolved through minor hardware or software upgrades that are either currently available or expected to be available soon. The Company has not yet begun the implementation phase; however, because of the anticipated limited scope of the project, it expects to be able to complete this phase no later than the third quarter of 1999.

  The Company has recently begun the process of querying all significant external agents regarding the status of their IT systems with respect to the Year 2000 Issue. To date, the Company has not become aware of any external agent with a Year 2000 issue that would materially impact the Company's operations. The Company expects to complete this evaluation process by second quarter of 1999. To the extent any external agents currently have Year 2000 issues, the Company has no means of ensuring that such external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company's operations.

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

  The Company currently has no contingency plans in place in the event it is unable to achieve Year 2000 readiness of its critical operations. Additionally, the most reasonably likely worst case scenario has not yet been clearly identified. The Company plans to evaluate the status of completion of its Year 2000 efforts no later than June 30, 1999 and determine whether a contingency plan is necessary. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

Factors Affecting Operating Results

  We Expect To Need More Capital in the Future and Such Additional Capital May Not Be Available. Developing and commercializing our potential products will require substantial additional financial resources. Since Targeted Genetics was formed, our losses have totaled $76.5 million. We expect continued operating losses for the foreseeable future. Since we cannot expect internally generated cash flow to fund development and commercialization of our products, we will look to outside sources for additional funding. These sources could involve one or more of the following types of transactions:

  .  technology partnerships,

  .  technology sales,

  .  technology licenses,

  .  issuing debt or

  .  equity arrangements.

  We might not be able to raise money we need when we need it or on terms that are acceptable to us. If we raise money by issuing more stock, we will dilute the interests of our existing shareholders. Should we encounter cash flow shortages at any time in the future, we may have to delay, scale back or eliminate some or all of our research in our three areas of interest. If we deplete all of our financial resources, we may be required to cease operations. We estimate that we have sufficient funding from on-hand balances and expected revenue to meet our expected needs until at least the second quarter of 2000.

  Our Products are in the Early Stage of Product Development and have Technological Risk. We do not have products in the commercial markets. All of our potential products (including our most advanced potential products: tgAAV-CF, our cystic fibrosis product candidate, and tgDCC-E1A, our cancer product candidate), are in research, development or early-stage clinical trials. Additional research and development and testing are needed before we can apply for regulatory approval of our potential products. We cannot be certain that we will be successful developing, testing and gaining regulatory approval of our products. If we are not successful in these efforts, our financial results and our ability to raise additional capital could be adversely affected.

  We Have a History of Losses and Uncertain Future Results. Our company has generated small amounts of revenue and significant net losses since we began business. We expect to continue to incur substantial additional losses over at least the next several years. To be profitable we must successfully develop, manufacture and obtain regulatory approval of our potential products. We cannot be certain that our efforts to develop, manufacture and receive regulatory approval will be successful. Additionally, we cannot be certain that our potential products if approved will be accepted in the marketplace. If our potential products are not successful in the marketplace, our financial results and the continued viability of our company could be adversely affected.

  There are Uncertainties Relating to Clinical Trials. There is limited data that supports our belief that gene and cell therapy treatment are both safe and effective. We cannot be certain that clinical trials of our potential products will demonstrate safety and efficacy. Furthermore, we cannot be certain that we will not encounter unacceptable side effects or other problems in clinical trials of our potential products. Should we encounter unacceptable side effect or other problems in the clinical trials of our potential products, we may have to delay or discontinue development of the potential product that causes the side effects. If our clinical trials are not successful, our financial results and the continued viability of our company could be adversely affected.

  We Could Experience Difficulties Accruing Patients for our Clinical Trials. Identifying and qualifying patients to participate in testing our potential products is critical to our near-term success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our products. Delays in recruiting, or enrolling, patients to test our products could result in increased costs, delays in advancing our product development, delays in proving the usefulness of our technology or termination of the clinical trials all together.

  Our Patent Positions and Proprietary Rights are Uncertain. We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our present and anticipated potential products. If we fail to obtain and maintain patent protection for our technology, our business may be adversely affected. Similarly, if our licensors fail to obtain and maintain patent protection for technology licensed to our company, our business could be adversely affected.

  Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. We cannot be certain that any patent application relating to technology we use will result in a patent being issued or that if issued that the patent will afford adequate protection against our competitors.

  As the biotechnology industry expands and more patents are issued, the risk increases that other companies may claim that our processes and potential products infringe on their patents. If we were to become involved in patent litigation, it could result in substantial expense to the Company and significant diversion of our technical and management efforts. Should we be proven to have infringed on another company's patented processes or technology, we could be required to obtain a license in order to continue manufacturing or marketing the affected product or in order to use the affected process. We cannot be certain that any license needed would be made available to us on acceptable terms, if at all.

  Our potential tgAAV-CF product uses our proprietary AAV delivery technology to deliver a normal copy of a CFTR gene that we have rights to under a non-exclusive license. This gene is the subject of an interference proceeding declared by the USPTO to determine the priority of invention. While we do not expect to directly participate in the CFTR gene interference proceedings, we have an interest in the outcome. If the eventual outcome of the proceedings does not favor our licensor, we would have to secure a license to the CFTR gene from the prevailing party to continue with development of tgAAV-CF. Costs associated with securing such a gene license may be substantial and could include royalties in excess of those currently payable pursuant to our existing CFTR gene license. We cannot be certain that the license would be made available to us on acceptable terms, if at all. If we cannot secure such a license on reasonable terms on a timely basis, our financial results and the continued viability of our potential tgAAV-CF product could be adversely affected.

  We also rely on unpatented proprietary technology. Because this technology does not benefit from the protection of patents, we cannot be certain that we can meaningfully protect it from other companies.

  There is Inherent Uncertainty in the Governmental Regulatory Requirements and the Approval Process can be Lengthy. The regulatory process in the gene and cell therapy industry is costly and time-consuming and subject to unanticipated delays. Accordingly, there is significant uncertainty as to the cost and timing of obtaining regulatory approvals for clinical trials and for approval of manufacturing or marketing our potential products. Additionally we cannot be certain that we will be able to obtain the necessary regulatory approvals for manufacturing or marketing any of our potential products. If we receive regulatory approval of a potential product, later discovery of previously unknown problems or failure to comply with applicable regulatory requirement may result in restrictions on our ability to market the product up to and including the risk of mandatory withdrawal of the product from the market.

  All manufacturing operations are subject to the FDA's current Good Manufacturing Practice (cGMP) requirement on an ongoing basis. Our business strategy currently anticipates that we will have the ability to manufacture product that meets cGMP. We cannot be certain that we will be able to attain or maintain compliance with these cGMP requirements.

  Our Success Depends upon the Success of our Partners. Our strategy is to enter into commercialization collaborations with corporate partners. In our commercialization efforts, we aim to leverage our technology with our partner companies' mature marketing and distribution capabilities. Therefore, we will depend on our collaborative partners to successfully commercialize our potential products. While we believe that these collaborative partners will be motivated to commercialize our potential products, we cannot be certain that our current and potential future partners will commit sufficient resources to commercializing our technology on a timely basis. Furthermore, we cannot be certain that present or future collaborators will not pursue alternative approaches in preference to potential products being developed in collaboration with us.

  Our Market is Extremely Competitive. We are experiencing intense competition both from companies developing gene and cell therapy technologies and from those using more traditional approaches to treating human diseases. Many of our competitors have substantially more financial and infrastructure resources including larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution of products. Consequently, our competitors may succeed in commercializing products more rapidly than we commercialize our potential products. Additionally our competitors may also manufacture and market competitive products more successfully than we manufacture our potential products. Should either scenario come to pass these developments could render our potential products less competitive or obsolete.

  We Must Keep Up With Rapid Technological Change. Gene and cell therapy are new and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Rapid technological development could result in our actual and proposed technologies, products or processes becoming obsolete.

  We are Dependent on Key Personnel and Scientific Collaborators. Our success will depend in large part on our ability to attract and retain key employees and scientific collaborators. We cannot be certain that we will be successful in retaining our existing personnel or in attracting additional qualified employees. Our company also depends on the continued availability of outside scientific collaborators who perform research and develop processes to advance and augment our internal research efforts. We cannot be certain that we will be successful in maintaining our relationships with scientific collaborators or that we will be successful in establishing collaborations with additional key scientific collaborators, or that inventions or processes developed by our collaborators will become our property.

  We Have No Commercial Manufacturing or Marketing Capability. We currently do not have the capacity to make large-scale clinical or commercial quantities of our potential products. Our current facilities and staff will need to be expanded, or supplemented through the use of contract providers, to achieve large-scale clinical or commercial production volumes of our potential products. In addition, we have no experience in sales and marketing. To market any products that may result from our development programs, we will have to develop marketing and sales capabilities, either on our own or in conjunction with others. We cannot be certain that we will be successful in obtaining or developing the necessary manufacturing or marketing capabilities. Furthermore, our dependence on third parties to make, market and sell our potential products may hinder or possibly prevent us from developing and delivering our potential products on a timely and competitive basis.

  We Depend on the Use of Hazardous Materials To Develop our Products. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials are compliant with applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from hazardous materials. In the event of a hazardous materials accident, we could be held liable for any resulting damages. Our liability in an accident involving hazardous materials could exceed our financial resources.

  We Have Limited Product Liability Insurance. Our business activities expose us to the risk of liability claims or product recalls and any adverse publicity that might result from a liability claim against us. We currently have only limited amounts of product liability insurance. Product liability insurance is expensive and we cannot be certain that it will continue to be available or on acceptable terms. A product liability claim or product recall could have an adverse effect on our business, our financial condition and on our continued viability as a company.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of many factors including those set forth under the caption "Factors Affecting Operating Results--We Expect to Need More Capital in the Future and Such Additional Capital May Not Be Available."

 Interest Rate Sensitivity

  Short-Term Investments Owned By the Company. As of December 31, 1998, the Company had short-term investments of $10.1 million. These short-term investments consisted of highly liquid investments with original maturities at the date of purchase of between four months and two years with an average maturity of less than 1 year. These investments are subject to interest rate risk and will fall in value if market interest rates increase.

  A sensitivity analysis was performed on the Company's investment portfolio as of December 31, 1998. This sensitivity analysis was based on a modeling technique that measured the hypothetical market value change that would result from an increase in market interest rates of plus 100 or plus 200 basis points over a six month and twelve month time horizon. The market value changes of a 100 or 200 basis point increase in short-term treasury security yields were not material due to the limited duration of the Company's portfolio.

  We expect to have the ability to hold most of these investments until maturity, and therefore we would not expect the realized value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time would, however, reduce our interest income.

  Outstanding Debt of the Company. As of December 31, 1998, we had outstanding debt related to equipment leases and leasehold improvements of approximately $1.8 million at fixed interest rates of up to 16.73%. Because the interest rates on our debt are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on our financial position. Increases in interest rates could, however, increase the interest expense associated with our future borrowings, if any. We do not hedge against interest rate increases.

 Market and Credit Risk

  The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time the maximum average duration of the investment portfolio is limited to 1 year. The guidelines also establish credit quality standards, limits on exposure to duration and credit risk criteria. The Company's exposure to market and credit risk is not expected to be material.

 Equity Price Risk

  The Company's equity price risk is limited to an immaterial equity interest we have in another biotechnology company. Accordingly, we do not hedge against equity price changes.

 Foreign Currency Exchange Rate Risk

  All of our revenue is realized in dollars and substantially all of our revenue is from Medeva's United States based operations. Therefore, we do not believe that we have any significant direct foreign currency exchange rate risk. Accordingly, we do not hedge against foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Targeted Genetics Corporation

  We have audited the accompanying balance sheets of Targeted Genetics Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Targeted Genetics Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                              Ernst & Young LLP

Seattle, Washington
February 5, 1999

                         TARGETED GENETICS CORPORATION

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $  1,870,841  $  1,011,845
  Securities available for sale....................   10,085,955     4,025,976
  Prepaid expenses and other.......................      489,767       248,278
                                                    ------------  ------------
    Total current assets...........................   12,446,563     5,286,099
Property, plant and equipment, net.................    3,299,253     3,927,533
Other assets.......................................      458,267       553,452
                                                    ------------  ------------
                                                    $ 16,204,083  $  9,767,084
                                                    ============  ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable................................. $  1,664,074  $  1,352,297
  Accrued payroll and other liabilities............      486,206       275,876
  Current portion of long-term obligations.........    1,171,836     1,030,562
                                                    ------------  ------------
    Total current liabilities......................    3,322,116     2,658,735
Long-term obligations..............................      900,208     1,516,762

Shareholders' equity:
  Preferred stock, $.01 par value, 6,000,000 shares
   authorized,
   none outstanding................................          --            --
  Common stock, $.01 par value, 40,000,000 shares
   authorized,
   30,652,375 and 20,211,114 outstanding at
   December 31, 1998
   and 1997, respectively..........................   88,455,138    73,401,141
  Accumulated deficit..............................  (76,501,784)  (67,814,735)
  Accumulated other comprehensive income...........       28,405         5,181
                                                    ------------  ------------
    Total shareholders' equity.....................   11,981,759     5,591,587
                                                    ------------  ------------
                                                    $ 16,204,083  $  9,767,084
                                                    ============  ============

               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION

                            STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                       ---------------------------------------
                                          1998          1997          1996
                                       -----------  ------------  ------------
Revenue:
  Collaborative agreements............ $ 7,192,048  $    888,335  $  1,202,965
  Investment income...................     440,478       650,892       923,720
  Other...............................     318,204       439,250       127,493
                                       -----------  ------------  ------------
    Total revenue.....................   7,950,730     1,978,477     2,254,178
                                       -----------  ------------  ------------
Expenses:
  Research and development............  13,327,152    13,043,288    11,502,584
  In-process research and development.         --            --     13,517,911
  General and administrative..........   3,045,835     2,784,806     2,874,316
  Interest............................     264,792       338,157       397,409
                                       -----------  ------------  ------------
    Total expenses....................  16,637,779    16,166,251    28,292,220
                                       -----------  ------------  ------------
Net loss.............................. $(8,687,049) $(14,187,774) $(26,038,042)
                                       ===========  ============  ============
Basic and diluted net loss per share.. $     (0.33) $      (0.70) $      (1.59)
                                       ===========  ============  ============
Shares used in computation of basic
 and diluted net loss per share.......  26,637,823    20,196,325    16,407,928
                                       ===========  ============  ============




               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               Accumulated
                              Common Stock                        Other         Total
                         ---------------------- Accumulated   Comprehensive Shareholders'
                           Shares     Amount      Deficit        Income        Equity
                         ---------- ----------- ------------  ------------- -------------
Balance at December 31,
 1995................... 12,317,183 $43,295,436 $(27,588,919)   $ 66,319    $ 15,772,836
 Sale of common stock,
  net of issuance costs
  of $1,476,779.........  4,025,000  14,623,221          --          --       14,623,221
 Issuance of common
  stock in RGene
  acquisition...........  3,636,364  14,854,546          --          --       14,854,546
 Exercise of stock
  options...............     78,460      44,179          --          --           44,179
 Exercise of warrants...     61,000     285,480          --          --          285,480
 Issuance of common
  stock in payment for
  consulting and license
  fees..................     18,461      12,500          --          --           12,500
 Unrealized losses on
  securities available
  for sale..............        --          --           --      (46,932)        (46,932)
 Net loss--1996.........        --          --   (26,038,042)        --      (26,038,042)
                         ---------- ----------- ------------    --------    ------------
Balance at December 31,
 1996................... 20,136,468  73,115,362  (53,626,961)     19,387      19,507,788
 Exercise of stock
  options...............     15,380       8,414          --          --            8,414
 Exercise of warrants...     59,266     277,365          --          --          277,365
 Unrealized losses on
  securities available
  for sale..............        --          --           --      (14,206)        (14,206)
 Net loss--1997.........        --          --   (14,187,774)        --      (14,187,774)
                         ---------- ----------- ------------    --------    ------------
Balance at December 31,
 1997................... 20,211,114  73,401,141  (67,814,735)      5,181       5,591,587
 Sale of common stock
  and warrants, net of
  issuance costs of
  $158,046..............  8,666,667  12,841,954          --          --       12,841,954
 Sale of common stock to
  Medeva PLC, net of
  issuance costs of
  $153,100..............    750,000   1,129,400          --          --        1,129,400
 Issuance of RGene
  milestone shares......    875,134   1,000,000          --          --        1,000,000
 Exercise of stock
  options...............    149,460      82,643          --          --           82,643
 Unrealized gains on
  securities available
  for sale..............        --          --           --       23,224          23,224
 Net loss--1998.........        --          --    (8,687,049)        --       (8,687,049)
                         ---------- ----------- ------------    --------    ------------
Balance at December 31,
 1998................... 30,652,375 $88,455,138 $(76,501,784)   $ 28,405    $ 11,981,759
                         ========== =========== ============    ========    ============

               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1997          1996
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net loss........................... $ (8,687,049) $(14,187,774) $(26,038,042)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    In-process research and
     development.....................          --            --     12,867,986
    Depreciation and amortization....    1,635,797     1,641,151     1,919,510
    Expenses paid with common stock..    1,000,000           --         12,500
    (Increase) decrease in prepaid
     expenses and other..............     (202,967)       38,789      (201,575)
    (Increase) decrease in accrued
     interest on securities available
     for sale........................      (65,746)      162,497       (72,570)
    Increase (decrease) in current
     liabilities.....................      485,259      (190,996)    1,141,275
                                      ------------  ------------  ------------
      Net cash used in operating
       activities....................   (5,834,706)  (12,536,333)  (10,370,916)
                                      ------------  ------------  ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment.........................     (238,623)     (704,896)   (1,542,594)
  Purchases of securities available
   for sale..........................  (17,664,960)     (814,251)  (23,574,123)
  Maturities and sales of securities
   available for sale................   11,693,951    12,130,074    20,369,007
  Net cash received in RGene
   acquisition.......................          --            --      1,594,386
  Increase in other assets...........      (15,000)      (50,000)     (145,000)
                                      ------------  ------------  ------------
      Net cash provided by (used in)
       investing activities..........   (6,224,632)   10,560,927    (3,298,324)
                                      ------------  ------------  ------------
FINANCING ACTIVITIES:
  Net proceeds from sale of capital
   stock.............................   14,053,997       285,779    14,952,880
  Proceeds from equipment financing
   transactions......................      176,289       468,363     1,097,588
  Payments under capital leases and
   loans.............................   (1,311,952)   (1,299,459)   (1,003,474)
                                      ------------  ------------  ------------
      Net cash provided by (used in)
       financing activities..........   12,918,334      (545,317)   15,046,994
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................      858,996    (2,520,723)    1,377,754
Cash and cash equivalents, beginning
 of year.............................    1,011,845     3,532,568     2,154,814
                                      ------------  ------------  ------------
Cash and cash equivalents, end of
 year................................ $  1,870,841  $  1,011,845  $  3,532,568
                                      ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITY:
  Equipment financed through renewal
   of capital lease..................      594,983           --            --
                                      ============  ============  ============

               See accompanying notes to the financial statements

                         TARGETED GENETICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Description

  Targeted Genetics Corporation (the "Company") is developing gene therapy products for the treatment of certain acquired and inherited diseases. The Company was incorporated in the state of Washington in March 1989.

2. Summary of Significant Accounting Policies

 Basis of Presentation

  The Company previously reported as a development stage enterprise in accordance with the Financial Accounting Standards Board's Statement No. 7, Accounting and Reporting by Development Stage Enterprises. The Company has commenced its principal operations, has generated significant revenue and, therefore, beginning with the year ended December 31, 1998, the Company is no longer a development stage enterprise.

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

 Stock Compensation

  In adopting the provisions of Statement No. 123 Accounting for Stock-Based Compensation, the Company has elected to apply the disclosure-only provisions and related interpretations for accounting for its stock option plans. The Company does not recognize any compensation expense related to the plans since all options are granted at fair market value on the date of grant.

 Revenue Under Collaborative Agreements

  Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance

                         TARGETED GENETICS CORPORATION
are recognized as revenue when received. Milestone revenue is recognized upon the achievement of the related milestone and when collection is probable. Revenue earned from the performance of research and development is recognized ratably over the period in which the related work is performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

 Comprehensive Income

  As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the reporting of net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's securities available for sale, which prior to adoption were reported separately in shareholders' equity, to be reported as other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

 Net Loss Per Share

  Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. The Company's diluted net loss per share is the same as its basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive and, therefore, excluded from the calculation of diluted net loss per share.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

3. Securities Available for Sale

  All securities available for sale at December 31, 1998 mature within two years. Securities available for sale consisted of the following:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized   Market
                                      Cost       Gains      Losses      Value
                                   ----------- ---------- ---------- -----------
   December 31, 1998:
     U.S. corporate securities...  $ 3,873,109  $22,370      $ 71    $ 3,895,408
     U.S. Treasury securities and
      obligations of U.S.
      government agencies........    6,184,441    6,106       --       6,190,547
                                   -----------  -------      ----    -----------
                                   $10,057,550  $28,476      $ 71    $10,085,955
                                   ===========  =======      ====    ===========
   December 31, 1997:
     U.S. corporate securities...  $ 2,485,485  $ 5,779      $133    $ 2,491,131
     U.S. Treasury securities and
      obligations of U.S.
      government agencies........    1,535,310      --        465      1,534,845
                                   -----------  -------      ----    -----------
                                   $ 4,020,795  $ 5,779      $598    $ 4,025,976
                                   ===========  =======      ====    ===========

                         TARGETED GENETICS CORPORATION

  Unrealized gains and losses on securities available for sale consisted of the following:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
     All gains (losses).......................... $ 37,909  $(15,564) $(20,729)
     Less reclassifications to net loss:
       Gross realized gains......................  (19,940)   (4,448)  (27,300)
       Gross realized losses.....................    5,255     5,806     1,097
                                                  --------  --------  --------
     Unrealized gains (losses)................... $ 23,224  $(14,206) $(46,932)
                                                  ========  ========  ========

4. Property, Plant and Equipment

  Property, plant and equipment consisted of the following:

                                                               December 31,
                                                          ----------------------
                                                             1998       1997
                                                          ---------- -----------
     Furniture and equipment............................. $4,240,248 $ 5,648,213
     Leasehold improvements..............................  4,625,027   4,484,365
                                                          ---------- -----------
                                                           8,865,275  10,132,578
     Less accumulated depreciation and amortization......  5,566,022   6,205,045
                                                          ---------- -----------
                                                          $3,299,253 $ 3,927,533
                                                          ========== ===========

  The Company has leased furniture and equipment, primarily laboratory equipment. The total cost of leased furniture and equipment capitalized at December 31, 1998 and 1997 was $2,857,915 and $4,321,900, respectively, with related accumulated depreciation of $1,553,880 and $2,788,565 at December 31, 1998 and 1997, respectively. The Company retired fully depreciated assets totaling $2,132,560 during fiscal year 1998.

5. Long-Term Obligations

  Long-term obligations consisted of the following:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
     Deferred state sales tax............................ $  308,609 $  400,056
     Installment note payable, effective rate of 16.73%,
      due in monthly installments through 1999...........     58,060    403,335
     Capitalized lease obligations (see note 9)..........  1,705,375  1,743,933
                                                          ---------- ----------
                                                           2,072,044  2,547,324
     Less current portion................................  1,171,836  1,030,562
                                                          ---------- ----------
                                                           $ 900,208 $1,516,762
                                                          ========== ==========

  The state of Washington granted the Company a deferral of state sales tax on new construction and equipment used in research and development activities. The remaining obligation is payable over the next four years.

  Principal payments related to the capital lease and notes-payable portions of the long-term obligations are $1,056,543, $542,858, $145,295, and $18,739, respectively, for each of the four years ending December 31, 2002.

                         TARGETED GENETICS CORPORATION

6. Shareholders' Equity

 Warrants

  In April 1998, the Company completed a private placement of common stock and warrants, which resulted in net proceeds of approximately $12.8 million. A total of 4,333,333 warrants were issued in the transaction, each having an exercise price of $2.00 per share and expiring on April 17, 2003. All of these warrants were outstanding at December 31, 1998. The Company has also issued a total of 137,016 warrants related to equipment financing, collaborative and license agreements. These warrants have a weighted average price of $4.77 per share and expire from May 1999 to December 2003. At December 31, 1998, 4,470,349 shares of common stock were reserved for all outstanding warrants.

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

 Stock Options

  The Company has two stock option plans under which 2,800,000 shares of common stock were reserved for issuance. Generally, options vest in annual increments over a three or five-year period. All options expire ten years from date of grant. Options have been granted at market value or, prior to the Company's initial public offering, at the estimated fair value at the date of grant as established by the Company's Board of Directors. As of December 31, 1998, options on 651,654 shares were available for future grant.

  A summary of activity related to the Company's stock option plans follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
     Balance, December 31, 1995............................. 1,032,417   $2.87

       Granted..............................................   332,157    4.86
       Exercised............................................   (78,460)   0.56
       Canceled.............................................   (71,700)   2.67
                                                             ---------   -----
     Balance, December 31, 1996............................. 1,214,414    3.57

       Granted..............................................   571,728    3.75
       Exercised............................................   (15,380)   0.55
       Canceled.............................................   (74,060)   4.42
                                                             ---------   -----
     Balance, December 31, 1997............................. 1,696,702    3.62

       Granted.............................................. 1,269,277    1.49
       Exercised............................................  (149,460)    .55
       Canceled.............................................  (955,933)   3.61
                                                             ---------   -----
     Balance, December 31, 1998............................. 1,860,586   $2.42
                                                             =========   =====

                         TARGETED GENETICS CORPORATION

  Options for 628,785, 611,465 and 390,884, shares were exercisable at December 31, 1998, 1997 and 1996, respectively. The following table summarizes information related to outstanding and exercisable options at December 31, 1998:

                                  Outstanding                   Exercisable
                        -----------------------------------  -------------------
                                                Weighted
                                    Weighted     Average               Weighted
                                    Average     Remaining              Average
         Range of                   Exercise   Contractual             Exercise
     Exercise Prices     Shares      Price        Life       Shares     Price
     ----------------   ---------   --------   -----------   -------   --------
       $0.50--$1.10       245,590    $0.81        6.81       129,400    $0.60
        1.22-- 1.22       470,500     1.22        9.14       113,955     1.22
        1.38-- 1.94       491,077     1.80        9.23        29,652     1.72
        2.50-- 4.75       412,530     3.94        6.92       201,360     3.74
        5.00-- 6.25       240,889     5.07        6.25       154,418     5.11
                        ---------                            -------
       $0.50--$6.25     1,860,586    $2.42        7.99       628,785    $2.88
                        =========                            =======

  In conformity with the provisions of Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow the intrinsic value method allowed under the statement for its stock option plans and present pro forma disclosures using the fair value accounting approach. Had compensation costs been recorded, the following amounts would have been reported:

                                          1998          1997          1996
                                       -----------  ------------  ------------
   Net loss--as reported.............. $(8,687,049) $(14,187,774) $(26,038,042)
   Net loss--pro forma................  (9,512,398)  (15,068,834)  (26,558,542)
   Basic net loss per share--as
    reported..........................       (0.33)        (0.70)        (1.59)
   Basic net loss per share--pro
    forma.............................       (0.36)        (0.75)        (1.62)

  The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:

                                                       1998     1997     1996
                                                      -------  -------  -------
   Expected dividend rate............................     nil      nil      nil
   Expected stock price volatility...................    .814     .696     .664
   Risk-free interest rate...........................    5.38%    6.53%    6.03%
   Expected life of options from vest date........... 3 years  3 years  3 years

  The weighted average fair value of options granted during 1998, 1997 and 1996 was $1.11, $2.51 and $3.11, respectively, per share.

  In February 1998, the Company offered active employees, except executive officers, the opportunity to cancel previously awarded stock option grants with exercise prices greater than the current market price of the Company's common stock and be granted the same number of new options at the closing market price on the grant date, February 20, 1998. Substantially all eligible employees elected to replace their previously awarded stock option grants resulting in the cancellation of options to purchase 531,550 shares at an average price of $3.77 per share and the issuance of options to purchase the same number of shares at $1.22 per share. Options awarded under this offer vest over a three (3) year period, 25% at the end of six months after the grant date, 25% upon the date twelve months after the grant date and 6.25% at the end of each three-month period thereafter.

  In January 1999, the Board of Directors of the Company unanimously approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for option grants of a maximum of 1.5 million

                         TARGETED GENETICS CORPORATION
shares of Common Stock to employees, directors and officers of the Company and consultants, agents, advisors and independent contractors who provide services to the Company. Additionally, the Board of Directors unanimously adopted an amendment to Article 4 of the Company's Restated Article of Incorporate to increase the number of authorized shares of Common Stock by 40,000,000 from 40,000,000 to 80,000,000. The 1999 Plan and the increase to the number of authorized shares of Common Stock are subject to approval by the Company's shareholders.

7. Collaborative Agreement with Medeva PLC

  In November 1998, the Company entered into a series of agreements (the "CF Agreements") with Medeva PLC ("Medeva") pursuant to which the two companies are collaborating to develop on a worldwide basis the Company's tgAAV-CF gene therapy product for the treatment of cystic fibrosis. Upon signing of the CF Agreements, the Company received a license and technology access fee of $5 million and a milestone payment of $1 million related to the start of Phase I clinical trials for the aerosolized version of the tgAAV-CF product. Medeva has agreed to pay up to $5 million per year for three years to fund the Company's tgAAV-CF research and development activities, including: development, scale up and validation of manufacturing processes; development and validation of analytical methods; conduct of certain Phase I clinical trials; and other activities in support of product testing and commercialization. In addition, Medeva has agreed to pay the costs of Phase II and subsequent clinical trials of the product. Assuming successful development and regulatory approval, Medeva will have the exclusive right to market the product on a worldwide basis. Under a long-term supply agreement, the Company will manufacture and supply bulk product to Medeva under a pricing formula intended to compensate the Company with a fixed percentage of Medeva's net product sales. The research and development funding agreement is effective from October 1, 1998 to October 1, 2001 with options to extend the term if both parties agree. The long-term supply agreement is effective for the term of the patents covering the Company's tgAAV-CF technology. After November 23, 1999, Medeva has the option to terminate at will any portion of the CF Agreements with 180 days advance notice. Should Medeva exercise this right to terminate the CF Agreements, all rights related to tgAAV-CF technology would return to the Company. In 1998, the Company recognized $7.0 million of revenue under the CF Agreements with Medeva, representing 88% of the Company's total revenue.

  Under a separate agreement, Medeva agreed to purchase common stock of the Company at a total price of $3 million. Medeva purchased 750,000 shares of common stock at a price of $2.00 per share upon signing of the agreement, representing half of its commitment under this stock purchase agreement. The market value of the common shares purchased was $1.71 per share. Accordingly, the Company recognized $217,500 of the $1.5 million stock purchase payment as collaborative agreement revenue in the fourth quarter of 1998. The remaining $1.5 million purchase is at the Company's option, between May 23, 1999 and May 23, 2000, at a price representing a 20% premium to the prevailing market price of the stock.

  Additionally, Medeva agreed under certain circumstances to loan the Company up to $12 million to partially finance the cost of establishing manufacturing facilities for the production of tgAAV-CF. The first $2 million can be drawn beginning in May 1999 to finance a facility for the supply of bulk product to be used in Phase III clinical trials and for initial commercial launch. Interest on this loan is payable annually in arrears at a rate which is 150 basis points over the one-month LIBOR rate, but not less than 5% nor more than 7% per annum. The remaining $10 million may be loaned to the Company by Medeva, in certain circumstances, for the establishment of a manufacturing facility to meet the long-term commercial requirements for the bulk tgAAV-CF product. If both parties agree to a loan, the loan will be made on commercially reasonable terms as negotiated by the parties.

                         TARGETED GENETICS CORPORATION

8. Acquisition of RGene Therapeutics, Inc.

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

       Cash and cash equivalents................................... $ 3,911,901
       Other current assets........................................     392,174
       In-process technology.......................................  13,517,911
                                                                    -----------
                                                                    $17,821,986
                                                                    ===========

  As part of the original merger agreement, the Company agreed to pay up to $5 million in additional common stock to RGene's stockholders based on the achievement of certain clinical and business-related milestones prior to December 31, 1998. In October 1998, based upon the start of Phase II clinical trials of the Company's tgDCC-E1A cancer product candidate, a $1 million milestone payment became due. A total of 875,134 shares of common stock, valued at approximately $1.14 (the average closing price of the stock for the most recent 30 trading days) were issued to former RGene stockholders in payment of this obligation. The expense associated with the milestone payment was recorded as research and development expense.

9. Commitments

  The Company leases its research and office facilities under two noncancellable operating leases which expire beginning March 31, 2004. The leases may be extended under specific renewal options at the then prevailing fair market value rental rate.

  Future minimum rental payments under noncancellable leases at December 31, 1998 were as follows:

                                                           Operating   Capital
                                                           ---------- ----------
     Year Ending December 31:
       1999..............................................  $  595,273 $1,144,291
       2000..............................................     617,713    584,201
       2001..............................................     634,451    152,351
       2002..............................................     664,447     19,180
       2003..............................................     681,185        --
       Thereafter........................................     177,810        --
                                                           ---------- ----------
     Total minimum lease payments........................  $3,370,879  1,900,023
                                                           ==========
     Less amount representing interest...................                194,648
                                                                      ----------
     Present value of minimum capitalized lease payments.             $1,705,375
                                                                      ==========

  Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $533,000, $533,000 and $432,000, respectively.

                         TARGETED GENETICS CORPORATION

10. Employee Retirement Plan

  The Company sponsors an Employee Retirement Plan in accordance with Section 401(k) of the Internal Revenue Code. All employees 21 years old or older are eligible to participate in the plan. Contributions made into the plan are at the discretion of the Company's Board of Directors. The Company incurred $99,426 and $81,364 of expense in 1997 and 1996 related to contributions to the plan. There were no contributions to the plan made by the Company in 1998.

11. Income Taxes

  At December 31, 1998, the Company had net operating loss carryforwards of $59.9 million and research and experimental credit carryforwards of $1.6 million. The carryforwards are available to offset future federal income taxes and begin to expire in 2008. The Company has provided a valuation allowance to offset the excess of deferred tax assets over the deferred tax liabilities due to the uncertainty of realizing the benefits of the net deferred tax asset. The valuation allowance increased by $2.8 million and $5.0 million during 1998 and 1997, respectively.

  Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
     Deferred tax assets:
       Net operating loss carryforwards................. $20,354,000 $17,866,000
       Research and experimental credit carryforwards...   1,628,000   1,439,000
       Depreciation.....................................     721,000     559,000
       Other............................................      97,000     135,000
                                                         ----------- -----------
     Total deferred tax assets..........................  22,800,000 $19,999,000
                                                         =========== ===========
     Valuation allowance for deferred tax assets........ $22,800,000 $19,999,000
                                                         =========== ===========

  Utilization of federal income tax carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. The Company's past sales and issuances of common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of $29.3 million of carry forwards. At December 31, 1998, the Company calculated its annual limitation to be approximately $2.9 million. However, this annual limitation is not expected to have a material adverse effect on the Company's utilization of its net operating loss and research credit carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  (a) The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the annual meeting to be held on May 5, 1999.

  (b) The information required by this item concerning the Company's executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the section captioned "EXECUTIVE COMPENSATION" in the Company's definitive Proxy Statement for the annual meeting to be held on May 5, 1999.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Inapplicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

  The following Financial Statements are submitted in Item 8 of this report.

                                                                     Page(s) in
                                                                        10-K
                                                                     ----------
Report of Ernst and Young LLP, Independent Auditors.................      26

Balance Sheets at December 31, 1998 and 1997........................      27

Statements of Operations for the years ended December 31, 1998,
 1997, and 1996.....................................................      28

Statements of Shareholders' Equity for the period from December 31,
 1995 through December 31, 1998.....................................      29

Statements of Cash Flows for the years ended December 31, 1998,
 1997, and 1996.....................................................      30

Notes to Financial Statements.......................................   31-38

  2. Financial Statement Schedules

  All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

  3. Exhibits

  3.1 Amended and Restated Articles of Incorporation (Exhibit 3.1)          (G)

  3.2 Amended and Restated Bylaws (Exhibit 3.2)                             (G)

  4.1 Warrant to Purchase 11,000 shares of the Common Stock of Targeted     (C)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       December 27, 1993, as amended (Exhibit 4.1)

  4.2 Warrant to Purchase 11,000 shares of the Common Stock of Targeted     (A)
       Genetics Corporation, issued to LINC Capital Management, Ltd. on
       December 27, 1993 (Exhibit 4.2)

  4.3 Warrant to Purchase 18,701 shares of the Common Stock of Targeted     (B)
       Genetics Corporation, issued to MMC/GATX Partnership No. 1 on
       November 30, 1994 (Exhibit 4.3)

  4.4 Warrant to Purchase 21,315 shares of the common stock of Targeted     (C)
       Genetics Corporation, issued to Financing for Science
       International, Inc. on November 30, 1995 (Exhibit 4.6)

  4.5 Rights Agreement, dated as of October 17, 1996, between Targeted      (F)
       Genetics Corporation and ChaseMellon Shareholder Services (Exhibit
       2.1)

  4.6 Warrant to purchase 50,000 shares of the Common Stock of Targeted     (H)
       Genetics Corporation, issued to the Burnham Institute on March 15,
       1997 (Exhibit 4.1)

 4.10 Warrant to purchase 25,000 shares of the Common Stock of Targeted     (K)
       Genetics Corporation, issued to Francis Chisari on May 15, 1997
       (Exhibit 4.1)

 10.1 Form of Indemnification Agreement between the registrant and its      (A)
       officers and directors (Exhibit 10.6)

 10.2 Form of Senior Management Employment Agreement between the            (G)
       registrant and its executive officers (Exhibit 10.2)

 10.3 Gene Transfer Technology License Agreement, dated as of February      (A)
       18, 1992, between Immunex Corporation and Targeted Genetics
       Corporation* (Exhibit 10.8)

 10.4 License Agreement, dated as of August 14, 1992, between Leland        (A)
       Stanford Junior University and Targeted Genetics Corporation*
       (Exhibit 10.10)

  10.5 PHS Patent License Agreement--Non-exclusive, dated as of July 13,    (A)
        1993, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation* (Exhibit 10.13)

  10.6 Non-exclusive Patent License Agreement, dated as of December 25,     (A)
        1993, between The University of Florida Research Foundation, Inc.
        and Targeted Genetics Corporation* (Exhibit 10.14)

  10.7 Research and Exclusive License Agreement, dated as of January 1,     (A)
        1994, between Targeted Genetics Corporation and the Fred
        Hutchinson Cancer Research Center* (Exhibit 10.19)

  10.8 PHS Patent License Agreement--Exclusive, dated as of March 10,       (A)
        1994, between National Institutes of Health Centers for Disease
        Control and Targeted Genetics Corporation* (Exhibit 10.15)

  10.9 Exclusive License Agreement, dated as of March 14, 1994, between     (A)
        Medical College of Ohio and Targeted Genetics Corporation*
        (Exhibit 10.16)

 10.10 License Agreement, dated as of March 28, 1994, between Targeted      (A)
        Genetics Corporation and the University of Michigan* (Exhibit
        10.18)

 10.11 Exclusive License Agreement dated as of March 28, 1994, between      (A)
        the Fred Hutchinson Cancer Research Center and Targeted Genetics
        Corporation* (Exhibit 10.20)

 10.12 Exclusive License Agreement, dated as of August 25, 1994, between    (B)
        Targeted Genetics Corporation and the Fred Hutchinson Cancer
        Research Center* (Exhibit 10.20)

 10.13 Patent and Technology License Agreement effective as of March 1,     (D)
        1994, by and among the Board of Regents of the University of
        Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.*
        (Exhibit 10.29)

 10.14 First Amended and Restated License Agreement effective October 12,   (D)
        1995 between The University of Tennessee Research Corporation and
        RGene Therapeutics, Inc.* (Exhibit 10.30)

 10.15 Amendment to the First Amended and Restated License Agreement        (E)
        between The University of Tennessee Research Corporation and
        RGene Therapeutics, Inc., dated as of June 19, 1996* (Exhibit
        10.1)

 10.16 Second Amendment to the First Amended and Restated License
        Agreement between The University of Tennessee Research
        Corporation and RGene Therapeutics, Inc., dated as of April 17,
        1998*

 10.17 Exclusive Sublicense Agreement effective July 23, 1996 by and        (G)
        between Alkermes, Inc. and Targeted Genetics Corporation.*
        (Exhibit 10.20)

 10.18 Revised License Agreement effective October 1, 1996, by and          (G)
        between the University of Pittsburgh--of the Commonwealth System
        of Higher Education and Targeted Genetics Corporation* (Exhibit
        10.21)

 10.19 Agreement dated as of May 28, 1996 by and between RGene              (D)
        Therapeutics, Inc. and Laboratoires Fournier S.C.A.* (Exhibit
        10.32)

 10.20 Master Agreement, dated as of November 23, 1998, by and between      (L)
        the Company and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)

 10.21 License and Collaboration Agreement, dated as of November 23,        (L)
        1998, by and between the Company and Medeva Pharmaceuticals,
        Inc.* (Exhibit 1.2)

 10.22 Supply Agreement, dated as of November 23, 1998, by and between      (L)
        the Company and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)

 10.23 Common Stock Purchase Agreement, dated as of November 23, 1998, by   (L)
        and between the Company and Medeva Pharmaceuticals, Inc. and
        Medeva PLC* (Exhibit 1.4)

 10.24 Credit Agreement, dated as of November 23, 1998, by and between      (L)
        the Company and Medeva Pharmaceuticals, Inc. and Medeva PLC*
        (Exhibit 1.5)

 10.25 License Agreement, dated as of March 15, 1997, between the Burnham   (J)
        Institute and Targeted Genetics Corporation* (Exhibit 10.23)

 10.26 Olive Way Building Lease, dated as of November 20, 1993, between     (A)
        Metropolitan Federal Savings and Loan Association and Targeted
        Genetics Corporation (Exhibit 10.21)

 10.27 First Amendment to Olive Way Building Lease, dated as of December    (B)
        10, 1994, between Targeted Genetics Corporation and Metropolitan
        Federal Savings and Loan Association (Exhibit 10.22)

 10.28 Second Amendment to Olive Way Building Lease, dated as of June 12,   (G)
        1996, between Targeted Genetics Corporation and Ironwood
        Apartments, Inc. (successor in interest to Metropolitan Federal
        Savings and Loan Association) (Exhibit 10.25)

 10.29 Third Amendment to Olive Way Building Lease, dated as of October
        30, 1998, between Targeted Genetics Corporation and Ironwood
        Apartments, Inc. (successor in interest to Metropolitan Federal
        Savings and Loan Association)

 10.30 Office Lease, dated as of October 7, 1996, by and between Benaroya   (G)
        Capital Company, LLC and Targeted Genetics Corporation (Exhibit
        10.26)

 10.31 MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of    (A)
        December 27, 1993 (Exhibit 10.22)

 10.32 LINC Capital Management, Ltd. Equipment Lease Agreement, dated as    (A)
        of December 27, 1993 (Exhibit 10.23)

 10.33 Master Equipment Lease Agreement, dated as of October 17, 1995,      (C)
        between Financing for Science International, Inc. and Targeted
        Genetics Corporation (Exhibit 10.28)

 10.34 1992 Restated Stock Option Plan                                      (K)

 10.35 Stock Option Plan for Nonemployee Directors (Exhibit 10.34)          (J)

  23.1 Consent of Ernst & Young LLP

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

(C) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(D) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 333-03592) filed on April 16, 1996, as amended.

(E) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(F) Incorporated by reference to the designated exhibit included with the Company's Form 8-A filed October 22, 1996.

(G) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(H) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1997.

(I) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997.

(J) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(K) Incorporated by reference to the designated exhibit included with the Company's Form S-8 Registration Statement (No. 333-58907) filed on July 10, 1998.

(L) Incorporated by reference to the designated exhibit included with the Company's Form 8-K filed January 6, 1999.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

Date: March 5, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title               Date
              ---------                         -----               ----
      /s/ H. Stewart Parker           President and Chief       March 5, 1999
 ____________________________________  Executive Officer,
          H. Stewart Parker            Director (Principal
                                       Executive Officer)
       /s/ James A. Johnson           Senior Vice President,    March 5, 1999
 ____________________________________  Finance and
           James A. Johnson            Administration, Chief
                                       Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial
                                       and Accounting Officer)
    /s/ Jeremy L. Curnock Cook        Chairman of the Board,    March 5, 1999
 ____________________________________  Director
        Jeremy L. Curnock Cook
        /s/ Jack L. Bowman            Director                  March 5, 1999
 ____________________________________
            Jack L. Bowman
        /s/ James D. Grant            Director                  March 5, 1999
 ____________________________________
            James D. Grant
      /s/  Louis P. Lacasse           Director                  March 5, 1999
 ____________________________________
           Louis P. Lacasse
     /s/ Mark Richmond, Ph.D.         Director                  March 5, 1999
 ____________________________________
         Mark Richmond, Ph.D.
                                      Director
 ____________________________________
           Martin P. Sutter

                                 EXHIBIT INDEX

 Exhibit
 Number                        Document Description
 -------                       --------------------                        ----
  3.1    Amended and Restated Articles of Incorporation (Exhibit 3.1)(G)
  3.2    Amended and Restated Bylaws (Exhibit 3.2)(G)
  4.1    Warrant to Purchase 11,000 shares of the Common Stock of
          Targeted Genetics Corporation, issued to MMC/GATX Partnership
          No. 1 on December 27, 1993, as amended (Exhibit 4.1)(C)
  4.2    Warrant to Purchase 11,000 shares of the Common Stock of
          Targeted Genetics Corporation, issued to LINC Capital
          Management, Ltd. on December 27, 1993 (Exhibit 4.2)(A)
  4.3    Warrant to Purchase 18,701 shares of the Common Stock of
          Targeted Genetics Corporation, issued to MMC/GATX Partnership
          No. 1 on November 30, 1994 (Exhibit 4.3)(B)
  4.4    Warrant to Purchase 21,315 shares of the common stock of
          Targeted Genetics Corporation, issued to Financing for Science
          International, Inc. on November 30, 1995 (Exhibit 4.6)(C)
  4.5    Rights Agreement, dated as of October 17, 1996, between
          Targeted Genetics Corporation and ChaseMellon Shareholder
          Services (Exhibit 2.1)(F)
  4.6    Warrant to purchase 50,000 shares of the Common Stock of
          Targeted Genetics Corporation, issued to the Burnham Institute on March 15, 1997 (Exhibit 4.1)(H)
  4.10   Warrant to purchase 25,000 shares of the Common Stock of
          Targeted Genetics Corporation, issued to Francis Chisari on
          May 15, 1997 (Exhibit 4.1)(K)
 10.1    Form of Indemnification Agreement between the registrant and its officers and directors (Exhibit 10.6)(A)
 10.2    Form of Senior Management Employment Agreement between the registrant and its executive officers (Exhibit 10.2)(G)
 10.3    Gene Transfer Technology License Agreement, dated as of
          February 18, 1992, between Immunex Corporation and Targeted
          Genetics Corporation* (Exhibit 10.8)(A)
 10.4    License Agreement, dated as of August 14, 1992, between Leland
          Stanford Junior University and Targeted Genetics Corporation*
          (Exhibit 10.10) (A)
 10.5    PHS Patent License Agreement--Non-exclusive, dated as of July
          13, 1993, between National Institutes of Health Centers for
          Disease Control and Targeted Genetics Corporation*
          (Exhibit 10.13)(A)
 10.6    Non-exclusive Patent License Agreement, dated as of December
          25, 1993, between The University of Florida Research
          Foundation, Inc. and Targeted Genetics Corporation*
          (Exhibit 10.14)(A)
 10.7    Research and Exclusive License Agreement, dated as of January
          1, 1994, between Targeted Genetics Corporation and the Fred
          Hutchinson Cancer Research Center* (Exhibit 10.19)(A)
 10.8    PHS Patent License Agreement--Exclusive, dated as of March 10,
          1994, between National Institutes of Health Centers for
          Disease Control and Targeted Genetics Corporation*
          (Exhibit 10.15)(A)
 10.9    Exclusive License Agreement, dated as of March 14, 1994,
          between Medical College of Ohio and Targeted Genetics
          Corporation* (Exhibit 10.16)(A)
 10.10   License Agreement, dated as of March 28, 1994, between Targeted
          Genetics Corporation and the University of Michigan* (Exhibit
          10.18)(A)
 10.11   Exclusive License Agreement dated as of March 28, 1994, between the Fred Hutchinson Cancer Research Center and Targeted
          Genetics Corporation* (Exhibit 10.20)(A)

 Exhibit
 Number                        Document Description
 -------                       --------------------                        ----
 10.12   Exclusive License Agreement, dated as of August 25, 1994,
          between Targeted Genetics Corporation and the Fred Hutchinson
          Cancer Research Center* (Exhibit 10.20)(B)
 10.13   Patent and Technology License Agreement effective as of March
          1, 1994, by and among the Board of Regents of the University of Texas M.D. Anderson Cancer Center and RGene Therapeutics,
          Inc.* (Exhibit 10.29)(D)
 10.14   First Amended and Restated License Agreement effective October
          12, 1995 between The University of Tennessee Research
          Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)(D)
 10.15   Amendment to the First Amended and Restated License Agreement
          between The University of Tennessee Research Corporation and
          RGene Therapeutics, Inc., dated as of June 19, 1996* (Exhibit
          10.1)(E)
 10.16   Second Amendment to the First Amended and Restated License
          Agreement between The University of Tennessee Research
          Corporation and RGene Therapeutics, Inc., dated as of April
          17, 1998*
 10.17   Exclusive Sublicense Agreement effective July 23, 1996 by and between Alkermes, Inc. and Targeted Genetics Corporation.*
          (Exhibit 10.20)(G)
 10.18   Revised License Agreement effective October 1, 1996, by and between the University of Pittsburgh--of the Commonwealth
          System of Higher Education and Targeted Genetics Corporation*
          (Exhibit 10.21)(G)
 10.19   Agreement dated as of May 28, 1996 by and between RGene
          Therapeutics, Inc. and Laboratoires Fournier S.C.A.* (Exhibit
          10.32)(D)
 10.20   Master Agreement, dated as of November 23, 1998, by and between the Company and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)(L)
 10.21   License and Collaboration Agreement, dated as of November 23,
          1998, by and between the Company and Medeva Pharmaceuticals,
          Inc.* (Exhibit 1.2)(L)
 10.22   Supply Agreement, dated as of November 23, 1998, by and between the Company and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)(L)
 10.23   Common Stock Purchase Agreement, dated as of November 23, 1998, by and between the Company and Medeva Pharmaceuticals, Inc.
          and Medeva PLC* (Exhibit 1.4)(L)
 10.24   Credit Agreement, dated as of November 23, 1998, by and between the Company and Medeva Pharmaceuticals, Inc. and Medeva PLC*
          (Exhibit 1.5)(L)
 10.25   License Agreement, dated as of March 15, 1997, between the
          Burnham Institute and Targeted Genetics Corporation* (Exhibit
          10.23)(J)
 10.26   Olive Way Building Lease, dated as of November 20, 1993,
          between Metropolitan Federal Savings and Loan Association and
          Targeted Genetics Corporation (Exhibit 10.21)(A)
 10.27   First Amendment to Olive Way Building Lease, dated as of
          December 10, 1994, between Targeted Genetics Corporation and
          Metropolitan Federal Savings and Loan Association (Exhibit
          10.22)(B)
 10.28   Second Amendment to Olive Way Building Lease, dated as of June
          12, 1996, between Targeted Genetics Corporation and Ironwood
          Apartments, Inc. (successor in interest to Metropolitan
          Federal Savings and Loan Association) (Exhibit 10.25)G)
 10.29   Third Amendment to Olive Way Building Lease, dated as of
          October 30, 1998, between Targeted Genetics Corporation and
          Ironwood Apartments, Inc. (successor in interest to
          Metropolitan Federal Savings and Loan Association)
 10.30   Office Lease, dated as of October 7, 1996, by and between
          Benaroya Capital Company, LLC and Targeted Genetics
          Corporation (Exhibit 10.26)(G)

 Exhibit
 Number                          Document Description
 -------                         --------------------
 10.31   MMC/GATX Partnership No. 1 Equipment Lease Agreement, dated as of
          December 27, 1993 (Exhibit 10.22)(A)
 10.32   LINC Capital Management, Ltd. Equipment Lease Agreement, dated as of
          December 27, 1993 (Exhibit 10.23)(A)
 10.33   Master Equipment Lease Agreement, dated as of October 17, 1995, between Financing for Science International, Inc. and Targeted
          Genetics Corporation (Exhibit 10.28)(C)
 10.34   1992 Restated Stock Option Plan(K)
 10.35   Stock Option Plan for Nonemployee Directors (Exhibit 10.34)(J)
 23.1    Consent of Ernst & Young LLP
 27.1    Financial Data Schedule

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

(C) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(D) Incorporated by reference to the designated exhibit included with the Company's Form S-1 Registration Statement (No. 333-03592) filed on April 16, 1996, as amended.

(E) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(F) Incorporated by reference to the designated exhibit included with the Company's Form 8-A filed October 22, 1996.

(G) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(H) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1997.

(I) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1997.

(J) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(K) Incorporated by reference to the designated exhibit included with the Company's Form S-8 Registration Statement (No. 333-58907) filed on July 10, 1998.

(L) Incorporated by reference to the designated exhibit included with the Company's Form 8-K filed January 6, 1999.