Form 10-Q
period 1999-03-31
TARGETED GENETICS CORP /WA/
filed 1999-05-07
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

             (Mark One)

             [ x ]  Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1999

             [   ]  Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the transition period from _________ to __________


             Commission File Number:  0-23930
                                     -----------------------------


                         TARGETED GENETICS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Washington                                 91-1549568
------------------------------------    ----------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
    incorporation or organization)


   1100 Olive Way, Suite 100, Seattle, Washington                    98101
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

   Yes [ x ]           No  [   ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                              30,677,379
------------------------------------             -------------------------------
              (Class)                               (Outstanding at May 3, 1999)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the quarter ended March 31, 1999


                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

     a)   Condensed Balance Sheets - March 31, 1999                                   3
              and December 31, 1998

     b)   Condensed Statements of Operations - for the three months                   4
              ended March 31, 1999 and 1998

     c)   Condensed Statements of Cash Flows - for the three months                   5
              ended March 31, 1999 and 1998

     d)   Notes to Condensed Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition                 6
              and Results of Operations

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

    PART I       FINANCIAL INFORMATION
    Item 1. Financial Statements

                         TARGETED GENETICS CORPORATION

                           CONDENSED BALANCE SHEETS

                                                                 March 31,         December 31,
                                                                   1999               1998
                                                               ------------       ------------
    ASSETS                                                      (Unaudited)
    ------
    Current assets:
       Cash and cash equivalents                               $    569,348       $  1,870,841
       Securities available for sale                              8,227,537         10,085,955
       Accounts receivable                                          265,793            102,359
       Prepaid expenses and other                                   158,712            387,408
                                                               ------------       ------------
          Total current assets                                    9,221,390         12,446,563

    Property, plant and equipment, net                            3,525,804          3,299,253

    Other assets                                                    440,867            458,267
                                                               ------------       ------------

                                                               $ 13,188,061       $ 16,204,083
                                                               ============       ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

    Current liabilities:
       Accounts payable                                        $  1,405,156       $  1,664,074
       Accrued payroll and other liabilities                        196,915            486,206
       Current portion of long-term obligations                   1,255,460          1,171,836
                                                               ------------       ------------
          Total current liabilities                               2,857,531          3,322,116

    Long-term obligations                                         1,038,057            900,208

    Shareholders' equity:
       Preferred stock                                                    0                  0
       Common stock (30,677,379 and 30,652,375 shares
         outstanding at  March 31, 1999 and December 31,
         1998, respectively)                                     88,476,471         88,455,138
       Accumulated deficit                                      (79,186,030)       (76,501,784)
       Accumulated other comprehensive income                         2,032             28,405
                                                               ------------       ------------
          Total shareholders' equity                              9,292,473         11,981,759
                                                               ------------       ------------
                                                               $ 13,188,061       $ 16,204,083
                                                               ============       ============

        The accompanying notes are an integral part of this statement.


                         TARGETED GENETICS CORPORATION

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
      Revenue:
       Collaborative agreements                    $  1,204,725      $      8,339
       Investment income                                126,774            42,304
       Other                                                --            225,544
                                                   ------------      ------------
           Total revenue                              1,331,499           276,187
                                                   ------------      ------------

      Expenses:
       Research and development                       3,177,960         3,206,574
       General and administrative                       786,465           776,792
       Interest                                          51,320            72,842
                                                   ------------      ------------
           Total expenses                             4,015,745         4,056,208
                                                   ------------      ------------

      Net loss                                     $ (2,684,246)     $ (3,780,021)
                                                   ============      ============

      Basic and diluted net loss per share         $      (0.09)     $      (0.19)
                                                   ============      ============

      Shares used in computation of
          basic and diluted net loss
          per share                                  30,655,477        20,213,614
                                                   ============      ============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                      ---------------------------------
                                                                                           1999               1998
                                                                                      --------------     --------------
Operating activities:
Net loss                                                                              $ (2,684,246)       $ (3,780,021)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                         395,569             438,683
     Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable                                             (317,780)            451,886
      Increase (decrease) in accrued payroll and other liabilities                        (289,291)              9,957
      Decrease in prepaids and other current assets                                        208,499              17,062
      Decrease (increase) in accounts receivable                                          (163,434)             18,849
      Other                                                                                 (1,838)             47,598
                                                                                      ------------        ------------
     Net cash used in operating activities                                              (2,852,521)         (2,795,986)

Investing activities:
Sales and maturities of securities available for sale                                    2,338,261           4,486,555
Purchases of securities available for sale                                                (504,378)         (1,805,472)
Purchases of property, plant and equipment                                                (471,103)            (48,968)
Increase in other assets                                                                       --              (15,000)
                                                                                      ------------        ------------

     Net cash provided by investing activities                                           1,362,780           2,617,115

Financing activities:
Proceeds from equipment financing                                                          466,197                 --
Payments under capital leases and installment loans                                       (299,282)           (279,535)
Net proceeds from stock option exercises                                                    21,333               2,960
                                                                                      ------------        ------------

     Net cash provided by (used in) financing activities                                   188,248            (276,575)
                                                                                      ------------        ------------

Net decrease in cash and cash equivalents                                               (1,301,493)           (455,446)

Cash and cash equivalents, beginning of period                                           1,870,841           1,011,845
                                                                                      ------------        ------------

Cash and cash equivalents, end of period                                              $    569,348        $    556,399
                                                                                      ============        ============
Supplemental disclosure of cash flow information:
     Equipment financed through capital lease                                         $     54,558        $        --
     Interest paid on capital leases and installment loans                                  48,050              72,842

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation
------------------------------
     The condensed financial statements included herein have been prepared by Targeted Genetics Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Revenue Recognition
----------------------------
  Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance are recognized as revenue when received. Milestone revenue is recognized upon the achievement of the related milestone and when collection is probable. Revenue earned from the performance of research and development is recognized ratably over the period in which the related work is performed. Advance payments received in excess of amounts earned are classified as deferred revenue. Revenue from our cystic fibrosis collaboration with Medeva PLC comprised 90% of total company revenue during the first quarter ended March 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties
-----------------------
     This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Our future cash requirements and expense levels will depend on numerous factors, including continued scientific progress in our research and development programs; the results of research and development activities; preclinical studies and clinical trials; acquisition of products or technology, if any; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Please refer to our Annual Report on Form 10-K for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations
---------------------
     Revenue for the quarter ended March 31, 1999 was $1.3 million, compared to $276,000 in the first quarter of 1998. First quarter 1999 revenue under collaborative agreements consisted of $1.2 million compared to $8,000 of collaborative revenue in the first quarter of 1998. This revenue increase was generated from our newly formed collaboration with Medeva PLC to develop potential cystic fibrosis gene therapy products. Investment income for the three months ended March 31, 1999 increased to $127,000 compared to $42,000 during the three months ended March 31, 1998. The increase was largely attributable to a higher average cash balance for investment in 1999 compared to the same period in 1998. We had no grant revenue in 1999, reflecting our recent focus on product development.

     Research and development expenses decreased slightly to $3,178,000 for the three months ended March 31, 1999, compared to $3,207,000 in the 1998 quarter. The slight decrease can be explained by two offsetting factors. Approximately $220,000 of employee severance costs were recorded as research and development expense in the first quarter of 1998 as a result of the February 1998 restructuring that reduced total staffing by about 25% and concentrated resources on developing our core technologies. After removing the effect of these non-recurring expenses from the 1998 results, research and development expenses showed an increase in the current 1999 quarter. This increase was attributable to the hiring of additional scientists to support our Medeva collaboration, as well as increased process development costs associated with tgAAV-CF product development. We expect to see continued modest quarter-to-quarter fluctuations in costs associated with developing our cystic fibrosis product, as well as costs related to ongoing clinical trials.

     General and administrative expenses increased to $786,000 for the three months ended March 31, 1999, compared to $777,000 in the 1998 quarter. Results for 1998 include a reorganization and restructuring charge of approximately $80,000. As with research and development expenses, after removing the effect of these non-recurring expenses, general and administrative expenses showed an increase over the first quarter of 1998. This was primarily due to additional employees hired to support our cystic fibrosis product development collaboration.

     Interest expense decreased to $51,000 for the quarter ending March 31, 1999, compared to $73,000 in the three months ended March 31, 1998. This was primarily due to lower average principal balances as compared to the prior year.

Financial Condition
-------------------
     As of March 31, 1999, we had $8.8 million in cash, cash equivalents and securities available for sale, compared to a total of $12.0 million at December 31, 1998. This decrease was primarily attributable to operating losses experienced during the quarter. Net cash used for operations was $2.9 million for the quarter ended March 31, 1999, compared to $2.8 million for the first quarter of 1998. Our capital expenditures totaled $471,000 in the quarter ended March 31, 1999 compared to $49,000 in the same quarter of 1998. The majority of the expenditures in the current quarter related to construction of our pilot 100-liter scale AAV vector manufacturing facility and improvements to our information systems. We expect the manufacturing facility to be substantially complete before the end of the third quarter. We currently fund substantially all of our equipment purchases with capital leases.

     Since we began operations, our primary sources of revenue have been from license fees and research funding under collaborative agreements and income earned from investments. These sources have covered less than twenty percent of our expenses since we started business. Gene and cell therapy products are subject to long development timelines and the risks of failure inherent in the development of products based on innovative technologies. Although our technology appears promising, it is unknown whether any commercially viable products will result from our research and development activities. Since we do not anticipate that we will have any product-related revenue for a number of years, we expect to incur substantial additional losses over the next several years.

     We currently estimate that, assuming no new revenue sources and our current planned rate of spending, our existing cash, cash equivalents and securities available for sale, together with the net funding provided by our collaborative partners, will be sufficient to meet our operating and capital requirements into the second quarter of 2000. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, we will need to raise substantial additional capital. We intend to seek additional funding through more collaborative arrangements and may seek additional funding through government grants, public or private equity or debt financing. There can be no assurance, however, that adequate funds will be available when needed or on terms favorable to us, if at all.

Impact of Year 2000
-------------------
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the our computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activity.

     Because we have been in business for a relatively short time, our exposure to the Year 2000 Issue is limited in comparison to more established companies. Based on recent and ongoing assessments, we believe that we will not be required to undertake any major activities or incur any significant costs related to the Year 2000 Issue.

     We are addressing three potential areas of impact for review and remediation with respect to the Year 2000 Issue: (1) information technology including computer hardware, networked equipment, PC based software applications and financial systems (IT systems), (2) operating equipment including research and development and manufacturing equipment with embedded chips and software (operations equipment) and (3) third party vendors, suppliers and subcontractors (external agents).

     For our IT systems and operations equipment exposure, we have completed our assessment of systems that could be affected by the Year 2000 Issue. All of our software applications are purchased from established vendors and we believe substantially all IT systems and operations equipment are compliant with Year 2000 requirements or can be remediated with currently available upgrades. We are approximately 85% complete implementing the upgrades that we believe are necessary to make our IT systems and operations equipment year 2000 compliant. No significant issues have been identified to date that cannot be resolved through minor upgrades that are currently available or expected to be available soon. Completion of remediation and upgrades for IT systems and operations equipment is expected by the third quarter of 1999.

     We have queried all significant external agents regarding the status of their IT systems with respect to the Year 2000 Issue. Responses to date have not indicated any external agent with a Year 2000 compliance issue that would materially impact our operations. We expect to complete evaluating our external agents' Year 2000 compliance during the second quarter of 1999. To the extent any external agents currently have Year 2000 issues, we have no means of ensuring that such issues will be communicated on a timely basis or that external agents will achieve Year 2000 readiness. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact our operations.

     The total estimated cost of our Year 2000 remediation project is expected to be less than $100,000 and is being expensed as incurred. If we encounter significant unforeseen Year 2000 problems, in our IT systems and equipment, operations equipment or with our external agents, actual remediation costs could be significant. All phases of the Year 2000 readiness effort are expected to be completed by the third quarter of 1999. All parts of the company are involved in the Year 2000 effort.

     Management of the company believes it has an effective program in place to resolve the Year 2000 issue within an acceptable time frame. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event that we do not complete the additional work required, our research and development activities may be adversely impacted. In this event, the significance of the impact cannot be reasonably estimated at this time.

     We currently have no contingency plans in place in the event we are unable to achieve Year 2000 readiness for our critical operations. Additionally, the most reasonably likely worst case scenario has not yet been clearly identified. We plan to evaluate the status of completion of our Year 2000 efforts no later than June 30, 1999 and determine whether we need a contingency plan. There can be no assurance that we will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as part of this report.

     Exhibit No.                        Description
     -----------                        -----------
        27.1                      Financial Data Schedule

(b) On January 6, 1999, we filed a current Report on Form 8-K, with the Securities and Exchange Commission reporting that we had formed a collaboration with Medeva PLC and Medeva Pharmaceuticals, Inc., an affiliate of Medeva PLC, to develop and commercialize tgAAV-CF, our potential gene therapy product for the treatment of cystic fibrosis.



                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TARGETED GENETICS CORPORATION
                                    -----------------------------
                                            (Registrant)



Date:    May 7, 1999                /s/ H. STEWART PARKER
         -----------                -----------------------------
                                    H. Stewart Parker, Chief Executive Officer
                                    (Principal Executive Officer)



Date:    May 7, 1999                /s/ JAMES A. JOHNSON
         -----------                ----------------------------
                                    James A. Johnson, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)