Form 10-Q
period 1999-06-30
TARGETED GENETICS CORP /WA/
filed 1999-08-05
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from____________to

                       Commission File Number:  0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


               Washington                           91-1549568
               ----------                           ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

           1100 Olive Way, Suite  100, Seattle, Washington     98101
           ---------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (206) 623-7612
                                --------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [x]      No  [_]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value                     33,321,776
-----------------------------------------     ----------------------------------
                 (Class)                        (Outstanding at July 31, 1999)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                      For the quarter ended June 30, 1999

                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

    a)       Condensed Balance Sheets - June 30, 1999 and December 31, 1998                                 3
    b)       Condensed Statements of Operations - for the three and six months ended
             June 30, 1999 and 1998                                                                         4
    c)       Condensed Statements of Cash Flows - for the six months ended
             June 30, 1999 and 1998                                                                         5
    d)       Notes to Condensed Financial Statements                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          7

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

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements


                         TARGETED GENETICS CORPORATION
                            CONDENSED BALANCE SHEETS



                                                           June 30,      December 31,
                                                             1999            1998
                                                         -------------   -------------
ASSETS                                                           (Unaudited)
------

Current assets:
     Cash and cash equivalents                           $  1,990,565    $  1,870,841
     Securities available for sale                          3,578,709      10,085,955
     Accounts receivable                                    1,001,563         102,359
     Prepaid expenses and other                               223,467         387,408
                                                         ------------    ------------
          Total current assets                              6,794,304      12,446,563

Property, plant and equipment, net                          3,780,567       3,299,253

Other assets                                                  449,967         458,267
                                                         ------------    ------------

                                                         $ 11,024,838    $ 16,204,083
                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                    $  1,558,148    $  1,664,074
     Accrued payroll and other liabilities                    248,956         486,206
     Current portion of long-term obligations               1,371,478       1,171,836
                                                         ------------    ------------
          Total current liabilities                         3,178,275       3,322,116

Long-term obligations                                       1,274,582         900,208

Shareholders' equity:
     Preferred stock                                               --              --
     Common stock (31,172,877 and 30,652,375 shares
      outstanding at June 30, 1999 and December 31,
      1998, respectively)                                  91,658,971      88,455,138
Accumulated deficit                                       (85,064,519)    (76,501,784)
     Accumulated other comprehensive income (loss)            (22,471)         28,405
                                                         ------------    ------------
          Total shareholders' equity                        6,571,981      11,981,759
                                                         ------------    ------------

                                                         $ 11,024,838    $ 16,204,083
                                                         ============    ============



         The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three months ended             Six months ended
                                                     June 30,                      June 30,
                                            ---------------------------   ---------------------------
                                                1999           1998           1999           1998
                                            ------------   ------------   ------------   ------------
Revenue:
  Collaborative agreements                  $ 1,418,392    $         -    $ 2,623,117    $     8,339
  Investment income                              94,381        135,020        221,155        177,324
  Other                                               -         78,187              -        303,731
                                            -----------    -----------    -----------    -----------
      Total revenue                           1,512,773        213,207      2,844,272        489,394
                                            -----------    -----------    -----------    -----------

Expenses:
  Research and development                    3,482,494      2,628,305      6,660,454      5,834,879
  Technology license fee                      3,200,000              -      3,200,000              -
  General and administrative                    654,385        663,768      1,440,850      1,440,560
  Interest                                       54,383         71,822        105,703        144,664
                                            -----------    -----------    -----------    -----------
      Total expenses                          7,391,262      3,363,895     11,407,007      7,420,103
                                            -----------    -----------    -----------    -----------

Net loss                                    $(5,878,489)   $(3,150,688)   $(8,562,735)   $(6,930,709)
                                            ===========    ===========    ===========    ===========

Basic and diluted net loss per share        $     (0.19)   $     (0.12)   $     (0.28)   $     (0.29)
                                            ===========    ===========    ===========    ===========

Shares used in computation of
  basic and diluted net loss per share       30,804,745     27,305,728     30,730,523     23,778,020
                                            ===========    ===========    ===========    ===========



        The accompanying notes are an integral part of this statement.

Item 1.                 Financial Statements (continued)


                         TARGETED GENETICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      Six months ended
                                                                          June 30,
                                                              -------------------------------
                                                                  1999             1998
                                                              --------------   --------------
Operating activities:
Net loss                                                         $(8,562,735)   $ (6,930,709)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                      744,633         851,251
  Technology fee  paid with common stock and warrants              3,200,000               -
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                     (899,204)         41,765
     Increase (decrease) in accounts payable
       and accrued liabilities                                      (377,095)         73,721
     Decrease (increase) in other assets                             117,244         (88,540)
     Decrease (increase) in accrued interest on
       securities available for sale                                  76,015         (24,516)
                                                                 -----------    ------------

  Net cash used in operating activities                           (5,701,142)     (6,077,028)

Investing activities:
Sales of securities available for sale                             6,881,277       7,076,964
Purchases of securities available for sale                          (500,922)    (12,578,407)
Purchases of property, plant and equipment                        (1,015,326)        (81,782)
Increase in other assets                                                   -         (15,000)
                                                                 -----------    ------------

  Net cash provided by (used in) investing activities              5,365,029      (5,598,225)

Financing activities:
Proceeds from equipment financing                                    960,283               -
Payments under capital leases and installment loans                 (508,279)       (537,601)
Net proceeds from stock option exercises and other                     3,833          40,568
Net proceeds from sale of capital stock                                    -      12,850,318
                                                                 -----------    ------------

  Net cash provided by financing activities                          455,837      12,353,285
                                                                 -----------    ------------

Net increase in cash and cash equivalents                            119,724         678,032

Cash and cash equivalents, beginning of period                     1,870,841       1,011,845
                                                                 -----------    ------------

Cash and cash equivalents, end of period                         $ 1,990,565    $  1,689,877
                                                                 ===========    ============

Supplemental disclosure of cash:
  Equipment financed through capital lease                       $   121,705    $    176,289
  Interest paid on capital lease and installment loans                99,163         144,664

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

     The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Revenue Recognition
----------------------------
     Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance are recognized as revenue when received. Milestone revenue is recognized upon the achievement of the related milestone and when collection is probable. Revenue earned from the performance of research and development is recognized ratably over the period in which the related work is performed. Advance payments received in excess of amounts earned are classified as deferred revenue. Revenue from the cystic fibrosis collaboration with Medeva PLC comprised 90% of total Company revenue during both the second quarter and six months ended June 30, 1999.

Note 3.  Alkermes License
-------------------------
     On June 9, 1999, the Company entered into an agreement with Alkermes, Inc. to acquire the exclusive rights to a patent for the manufacture of Adeno-Associated Viral (AAV) vectors. The license to this technology, first developed by Children's Hospital in Columbus, Ohio, covers the use of cell lines for the manufacture of AAV vectors, which the Company believes will be key to making AAV vectors in a commercially viable, cost-effective manner. The Company issued 500,000 shares of its common stock and warrants to purchase a total of up to 2,000,000 additional shares in exchange for this technology license. The warrants, expiring June 9, 2007 and June 9, 2009 are priced at $2.50 and $4.16 per share, respectively. The Company included a $3.2 million non-cash charge with respect to the Alkermes AAV license in its results for the second quarter ended June 30, 1999.

Note 4.  Subsequent Event
-------------------------
     Subsequent to June 30, 1999, the Company announced that it entered into an agreement to combine its gene delivery expertise with Elan Corporation, plc's drug delivery expertise to form a joint venture to develop therapeutic gene delivery products. This joint venture, expected to be named Emerald Gene Systems ("Emerald"), will be initially owned 80.1% by Targeted Genetics and 19.9% by Elan Corporation, plc ("Elan"). The terms of the agreement include Elan's purchase of $12 million of Targeted Genetics convertible exchangable preferred stock. According to terms of the joint venture agreement, the preferred stock will bear a dividend of 7%, accrued semi-annually and added to principal, and is convertible, at Elan's option, to Targeted Genetics common stock at a price equivalent to $3.32 per share until July 21, 2005. Additionally, Elan has an option to exchange the preferred stock for a 30.1% interest in Emerald Gene Systems, increasing Elan's ownership in Emerald to 50%. This exchange option is exercisable up to 6 months after the completion of a research and development program that is currently anticipated to be 36 to 48 months in length. The Company will use the proceeds of the preferred stock sale to fund its share of the joint venture's initial capitalization. Elan will also loan Targeted Genetics up to $12 million to support Targeted Genetics' share of the joint venture's research and development costs. The loan, a convertible debt instrument, and earned interest on the loan computed at 12% per annum, will be convertible to Targeted Genetics' common stock at conversion prices set at 150% of market price at the time loan proceeds are drawn. The agreement includes provisions allowing Targeted Genetics to convert this debt into Targeted Genetics common stock at the current market price at its option.

     Emerald will pay a $15 million technology license fee to Elan for the use of its drug delivery technology. The Company will be consolidating the results of Emerald and recording its pro rata share of Emerald's net income or loss.

     In a related transaction, the Company entered into an agreement with Elan that requires Elan to purchase up to $10 million of Targeted Genetics common stock at a premium to the market price. Elan purchased $5 million coincident with closing the joint venture arrangement, representing 2,148,899 shares of common stock, and will purchase an additional $5 million at the Company's option, one year from closing of the joint venture arrangement at 120% of market at that time.


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

Results of Operations
     Revenue for the quarter ended June 30, 1999 was $1.5 million, compared to $213,000 in the second quarter of 1998. Revenue for the six-month period ended June 30, 1999 was $2.8 million, compared to $489,000 in the same period in 1998. The increase in 1999 revenue primarily reflects our collaboration with Medeva PLC to develop tgAAV-CF, our potential cystic fibrosis gene therapy product. This collaboration, which began in the fourth quarter of 1998, contributed $1.4 million and $2.5 million to second quarter 1999 and first half 1999 revenue. Investment income for the second quarter ended June 30, 1999 was $94,000, compared to $135,000 in the second quarter of 1998 as average cash balances were higher a year ago resulting from a private placement of securities early in the second quarter of 1998. Investment income for the first six months of 1999 was $221,000, compared to $177,000 for the same period in 1998 due to higher average balances in the 1999 period.

     Research and development expenses increased to $3.4 million and $6.5 million for the three and six months ended June 30, 1999, respectively, compared to $2.6 million and $5.8 million in the same periods in 1998. These increases were attributable to the hiring of additional scientists to support our Medeva collaboration, as well as increased process development costs associated with tgAAV-CF product development. We expect to see continued modest quarter-to-quarter increases in costs associated with developing our cystic fibrosis product, as well as costs related to ongoing clinical trials.

     Technology license fees for the second quarter and first half of 1999 were attributable to a $3.2 million non-cash charge related to the issuance of stock and warrants to Alkermes, Inc. in exchange for an exclusive sub-license to a patent for the manufacture of Adeno-Associated Viral (AAV) vectors, which are used in our tgAAV-CF cystic fibrosis program. The license to this technology, first developed by Children's Hospital in Columbus, Ohio, covers the use of cell lines for the manufacture of AAV vectors, which we believe will be key to making AAV vectors in a commercially viable, cost-effective manner. We issued 500,000 shares of our common stock and warrants to purchase up to 2,000,000 additional shares in exchange for this technology license.

     General and administrative expenses for the second quarter of 1999 and 1998 were generally unchanged at $654,000 and $664,000, respectively, as second quarter 1999 increases in administrative costs to support the Medeva collaboration were about equal to second quarter 1998 non-recurring corporate development costs. General and administrative expenses for the first half of 1999 were also generally unchanged compared to the first half of 1998.
Increased administrative costs in the first half of 1999 supporting our collaboration activity were about the same as the combined costs associated with a first quarter 1998 reduction in force and the second quarter 1998 corporate development costs.

     Interest expense decreased to $54,000 for the quarter ending June 30, 1999 from $72,000 for the quarter ended June 30, 1998. Interest expense was $106,000 and $145,000 for the 6 months ended June 30, 1999 and 1998, respectively. The decreases in both periods were primarily due to lower average principal balances as compared to the prior year.

Financial Condition
-------------------
     As of June 30, 1999, we had $5.6 million in cash, cash equivalents and securities available for sale, compared to a total of $12.0 million at December 31, 1998. This decrease was primarily attributable to operating losses experienced during the first six months of 1999. Net cash used for operations was $5.7 million for the first six months ended June 30, 1999, compared to $6.1 million for the first six months of 1998. Our capital expenditures totaled $1.0 million in the quarter ended June 30, 1999 compared to $82,000 in the same period of 1998. The majority of the expenditures in 1999 related to construction of our pilot 100-liter scale AAV vector manufacturing facility and improvements to our information systems. We expect the manufacturing facility to be substantially complete before the end of the third quarter. We currently fund substantially all of our equipment purchases with capital leases.

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

     We currently estimate that based on current revenue sources (predominantly our cystic fibrosis partnership and our newly formed joint venture with Elan) and our current planned rate of spending, that our existing cash, cash equivalents and securities available for sale, together with the funding expected to be provided by our collaborative partners, will be sufficient to meet our operating and capital requirements into the second quarter of 2001. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, we will need to raise substantial additional capital. We intend to seek additional funding through more collaborative arrangements and may seek additional funding through government grants, public or private equity or debt financing. There can be no assurance, however, that adequate funds will be available when needed or on terms favorable to us, if at all.

Impact of Year 2000
-------------------
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activity.

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

     For our IT systems and operations equipment exposure, we have completed our assessment of systems that could be affected by the Year 2000 Issue. All of our software applications are purchased from established vendors and we believe substantially all IT systems and operations equipment are compliant with Year 2000 requirements or can be remediated with currently available upgrades. We are approximately 95% finished with implementing the upgrades that we believe are necessary to make our IT systems and operations equipment year 2000 compliant. No significant issues have been identified to date that cannot be resolved through minor upgrades that are currently available. We expect to complete remediation and upgrades for our IT systems and operations equipment by the third quarter of 1999.

     We have queried all significant external agents regarding the status of their IT systems with respect to the Year 2000 Issue. Responses have not indicated any external agent with a Year 2000 compliance issue that would materially impact our operations. To the extent any external agents have Year 2000 issues, we have no means of ensuring that such issues will be identified and communicated on a timely basis or that external agents will achieve Year 2000 readiness. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact our operations.

     The total estimated cost of our Year 2000 remediation project is expected to be less than $100,000 and is being expensed as incurred. If we encounter significant unforeseen Year 2000 problems, in our IT systems and equipment, operations equipment or with our external agents, actual remediation costs could be significant. We expect to complete all phases of the Year 2000 readiness effort by the end of the third quarter of 1999. All parts of the company are involved in the Year 2000 effort.

     Management of the company believes it has an effective program in place to resolve the Year 2000 issue within an acceptable time frame. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event that we do not complete the additional work required, our research and
development activities may be adversely impacted.   The significance of any such
impact cannot be reasonably estimated at this time.

     We believe that the most reasonably likely worst-case scenario arising from the Year 2000 issue is impact to our operations resulting from non-compliant systems of third parties. Where needed, we will establish formal and informal contingency plans based on results of our evaluation and assessment of our internal operations risks and risks associated with external agents. We anticipate the majority of our contingency plans to be in place by early in the fourth quarter of 1999.


PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the Company's shareholders ("Shareholders") was held on May 5, 1999 (the "Annual Meeting"). Of the 30,660,077 shares outstanding as of the record date, March 8, 1999, 26,196,824 shares, or 85% of the total shares eligible to vote at the Annual Meeting, were represented in person or by proxy.

     Three matters were submitted to a vote of the Shareholders at the Annual Meeting. First, an amendment of the restated articles of incorporation to increase the number of authorized shares of common stock by 40,000,000 from 40,000,000 to 80,000,000 was approved by 79% of the shares outstanding. Second, the adoption of the 1999 Stock Option Plan providing for 1,500,000 shares of Common Stock available for issuance was approved by 99% of the votes cast at the meeting. Third, James D. Grant and Louis P. Lacasse were elected as Directors of the Company, each receiving greater than 93% of the votes cast at the meeting.

     No other matters were submitted to a vote of the Shareholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

Exhibit No.    Description
-----------    -----------
10.36 *        Licensing Agreement, dated June 9, 1999, by and between Targeted
               Genetics Corporation and Alkermes, Inc.
10.37          Common Stock Purchase Agreement, dated June 9, 1999, by and between Targeted Genetic Corporation and Alkermes, Inc.
10.38          Warrant Agreements, dated June 9, 1999, by and between Targeted
               Genetic Corporation and Alkermes, Inc.
27.1           Financial Data Schedule

* Confidential Treatment Requested

(b) We did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TARGETED GENETICS CORPORATION
                         -----------------------------
                          (Registrant)



Date:    August 5, 1999             /s/ H. Stewart Parker
         --------------             ------------------------------------------
                                    H. Stewart Parker, Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 5, 1999             /s/ James A. Johnson
         --------------             --------------------------------------------
                                    James A. Johnson, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)