Form 10-Q
period 1999-09-30
TARGETED GENETICS CORP /WA/
filed 1999-11-10
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from __________ to

                       Commission File Number:  0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


        Washington                                        91-1549568
        ----------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            1100 Olive Way, Suite  100, Seattle, Washington   98101
            -------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

Yes  [X]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                             33,999,168
----------------------------                  ---------------------------------
        (Class)                               (Outstanding at November 1, 1999)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                    For the quarter ended September 30, 1999

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

     a)   Condensed Balance Sheets - September 30, 1999 and                  3
          December 31, 1998
     b)   Condensed Statements of Operations - for the three and nine        4
          months ended September 30, 1999 and 1998
     c)   Condensed Statements of Cash Flows - for the nine months           5
          ended September 30, 1999 and 1998
     d)   Notes to Condensed Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

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

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TARGETED GENETICS CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                September 30,       December 31,
                                                                     1999               1998
                                                                ------------        -----------
ASSETS                                                           (Unaudited)
------
Current assets:
     Cash and cash equivalents                                 $   4,976,358        $  1,870,841
     Securities available for sale                                 3,576,912          10,085,955
     Accounts receivable                                           1,342,558             102,359
     Prepaid expenses and other                                      125,894             387,408
                                                               -------------        ------------
          Total current assets                                    10,021,722          12,446,563

Property, plant and equipment, net                                 3,716,868           3,299,253

Other assets                                                         441,067             458,267
                                                               -------------        ------------

                                                               $  14,179,657        $ 16,204,083
                                                               =============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                          $   1,694,377        $  1,664,074
     Accrued payroll and other liabilities                           275,976             486,206
     Current portion of long-term obligations                      1,240,912           1,171,836
                                                               -------------        ------------
          Total current liabilities                                3,211,265           3,322,116

Long-term obligations                                              1,132,515             900,208

Shareholders' equity:
     Series A Preferred stock, $.01 par value; 6,000,000
      shares authorized, none outstanding                                 --                  --
     Series B Convertible Exchangeable Preferred stock,
      $.001 par value; 12,015 shares authorized, 12,015 and
      no shares issued and outstanding at September 30, 1999
      and December 31, 1998, respectively                         12,178,602                  --
     Common stock (33,999,168 and 30,652,375 shares
      outstanding at September 30, 1999 and December 31,
      1998, respectively)                                         98,088,077          88,455,138
     Accumulated deficit                                        (100,416,658)        (76,501,784)
     Accumulated other comprehensive income (loss)                   (14,144)             28,405
                                                               -------------        ------------
          Total shareholders' equity                               9,835,877          11,981,759
                                                               -------------        ------------

                                                               $  14,179,657        $ 16,204,083
                                                               =============        ============


        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three months ended            Nine months ended
                                                   September 30,                September 30,
                                            ---------------------------  ----------------------------
                                                1999           1998          1999           1998
                                            -------------  ------------  -------------  -------------
Revenue:
  Collaborative agreements                  $  1,364,545   $   111,629   $  3,987,662   $    119,968
  Other                                                -        14,473              -        318,204
                                            ------------   -----------   ------------   ------------
      Total revenue                            1,364,545       126,102      3,987,662        438,172

Operating expenses:
  Research and development                     3,636,415     2,898,981     10,296,869      8,733,860
  Technology license fee                               -             -      3,200,000              -
  General and administrative                     967,624       651,300      2,408,474      2,091,860
                                            ------------   -----------   ------------   ------------
      Total operating expenses                 4,604,039     3,550,281     15,905,343     10,825,720
                                            ------------   -----------   ------------   ------------

Loss from operations                          (3,239,494)   (3,424,179)   (11,917,681)   (10,387,548)

Equity in loss of joint venture              (12,015,000)            -    (12,015,000)             -
Investment income                                123,589       136,133        344,744        313,457
Interest expense                                 (57,632)      (64,833)      (163,335)      (209,497)
                                            ------------   -----------   ------------   ------------

Net loss                                     (15,188,537)   (3,352,879)   (23,751,272)   (10,283,588)

Accretion of dividend on preferred stock        (163,602)            -       (163,602)             -
                                            ------------   -----------   ------------   ------------

Net loss applicable to common stock         $(15,352,139)  $(3,352,879)  $(23,914,874)  $(10,283,588)
                                            ============   ===========   ============   ============

  Basic and diluted net loss
      per common share                      $      (0.46)  $     (0.12)  $      (0.76)  $      (0.40)
                                            ============   ===========   ============   ============

Shares used in computation of basic and
  diluted net loss per common  share          33,190,783    28,974,741     31,559,622     25,529,296
                                            ============   ===========   ============   ============


        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                                -----------------
                                                                               1999           1998
                                                                          --------------  -------------
Operating activities:
--------------------
Net loss                                                                   $(23,914,874)  $(10,283,588)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Equity in loss of joint venture                                            12,015,000              -
  Technology fee paid with common stock and warrants                          3,200,000              -
  Depreciation and amortization                                               1,133,704      1,240,331
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                              (1,240,199)        24,258
     Decrease (increase) in other assets                                        206,317        (69,830)
     Decrease in accounts payable
       and accrued liabilities                                                 (143,322)       (28,508)
     Decrease (increase) in accrued interest on
       securities available for sale                                             79,531        (59,099)
                                                                           ------------   ------------

  Net cash used in operating activities                                      (8,663,843)    (9,176,436)

Investing activities:
--------------------
Sales of securities available for sale                                        6,881,277     10,495,650
Purchases of property, plant and equipment                                   (1,379,568)      (150,995)
Purchases of securities available for sale                                     (494,314)   (12,569,056)
Increase in other assets                                                              -        (15,000)
                                                                           ------------   ------------

  Net cash provided by (used in) investing activities                         5,007,395     (2,239,401)

Financing activities:
--------------------
Net proceeds from issuance of equity securities                               6,575,208     12,813,844
Proceeds from equipment financing                                               960,283              -
Payments under capital leases and installment loans                            (794,859)      (798,895)
Net proceeds from stock option exercises                                         21,333         82,643
                                                                           ------------   ------------

  Net cash provided by financing activities                                   6,761,965     12,097,592
                                                                           ------------   ------------

Net increase in cash and cash equivalents                                     3,105,517        681,755

Cash and cash equivalents, beginning of period                                1,870,841      1,011,845
                                                                           ------------   ------------

Cash and cash equivalents, end of period                                   $  4,976,358   $  1,693,600
                                                                           ============   ============

Supplemental disclosure of noncash investing and financing activities:
  Investment in joint venture                                              $ 12,015,000   $          -
  Equipment financed through capital lease                                      153,677        594,983
  Interest paid on capital lease and installment loans                          153,525        209,497

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

     The condensed financial statements included herein have been prepared by Targeted Genetics Corporation (the "Company") without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2. Revenue Recognition

     Revenue under collaborative agreements is recognized as defined under the terms of the respective collaborative agreements. Nonrefundable signing or licensing fees that are not dependent on future performance are recognized as revenue when received. Milestone revenue is recognized upon the achievement of the related milestone and when collection is probable. Revenue earned from the performance of research and development is recognized ratably over the period in which the related work is performed. Advance payments received in excess of amounts earned are classified as deferred revenue. Revenue from the cystic fibrosis collaboration with Medeva PLC comprised substantially all of total Company revenue during the third quarter and nine months ended September 30, 1999.

Note 3. Strategic Alliance

     On July 21, 1999, the Company and Elan Corporation, plc ("Elan") formed a joint venture to develop enhanced gene delivery technology and products utilizing the Company's gene therapy expertise and Elan's drug delivery expertise. This joint venture, Emerald Gene Systems, Ltd. ("Emerald"), a Bermuda limited company, is initially owned 80.1% by the Company and 19.9% by Elan. Emerald will subcontract research and development efforts mainly to the joint venturers. Under the terms of related agreements, Emerald paid $15 million to Elan for a license giving Emerald exclusive rights to use Elan drug delivery technologies, as defined, within the gene delivery field.

     In a related transaction, Elan purchased $12,015,000 of Targeted Genetics Series B convertible exchangeable preferred stock on July 21, 1999. This preferred stock bears a dividend of 7%, accrued semi-annually and added to principal, and is convertible, at Elan's option, to Targeted Genetics common stock at a price equivalent to $3.32 per share until July 21, 2005.

Additionally, Elan has an option to exchange this preferred stock for a 30.1% interest in Emerald, increasing Elan's ownership in Emerald to 50%. This exchange option is exercisable up to 6 months after the completion of a research and development program that is currently anticipated to be 36 to 48 months in length. This exchange right will terminate if the preferred stock is converted into Targeted Genetics common stock unless this conversion occurs as a result of a liquidation or certain transactions involving a change of control of the Company. Targeted Genetics used the proceeds of the convertible exchangeable preferred stock sale to purchase 6,000 shares of Emerald common stock and 3,612 shares of Emerald preferred stock to fund the company's share of Emerald's initial capitalization.

     Elan will also loan Targeted Genetics up to $12 million to support its share of the joint venture's research and development costs pursuant to a convertible promissory note issued by the Company to Elan. The note has a six year term, will accrue interest at 12% per annum, and is convertible into Targeted Genetics' common stock at conversion prices set at 150% of the average closing price of the Company's common stock for the 60 trading days ending two business days prior to the time the Company draws loan proceeds. The agreement includes provisions allowing Targeted Genetics to convert this debt into Targeted Genetics common stock at the current market price at its option.

     Also, the Company entered into an agreement with Elan that requires Elan to purchase up to $10 million of Targeted Genetics common stock at a premium to the market price. Elan purchased $5 million in connection with closing of the joint venture transaction, representing 2,148,899 shares of common stock, and will purchase an additional $5 million at the Company's option, one year from closing of the joint venture transaction at 120% of the market price at that time.

     While Targeted Genetics owns 80.1% of the outstanding common stock of Emerald, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in EITF 96-16. Accordingly, Targeted Genetics will not consolidate the financial statements of Emerald, but will instead account for its investment in Emerald under the equity method of accounting. During the quarter ended September 30, 1999, the Company recognized no contract revenues for research and development activity performed for Emerald.

     Emerald Gene Systems' for the quarter ended September 30, 1999 had a net loss of $15,000,000 reflecting a charge to research and development expense of $15 million for a license fee paid by Emerald to Elan for exclusive access to Elan drug delivery technologies for use in the area of gene delivery.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risks and Uncertainties

     This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Our future cash requirements and expense levels will depend on numerous factors, including continued scientific progress in our research and development programs; the results of research and development activities; preclinical studies and clinical trials; joint venture activity; acquisition of products or technology, if any; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities; and other factors. Please refer to our Annual Report on Form 10-K for a more detailed description of such factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

     Revenue for the quarter ended September 30, 1999 was $1.4 million, compared to $126,000 in the third quarter of 1998. Revenue for the nine-month period ended September 30, 1999 was $4.0 million, compared to $438,000 in the same period in 1998. The increase in 1999 revenue primarily results from our collaboration with Medeva PLC to develop tgAAV-CF, our potential cystic fibrosis gene therapy product. This collaboration, which began in the fourth quarter of 1998, contributed substantially all of our third quarter and year to date 1999 revenue.

     Research and development expenses increased to $3.6 million and $10.3 million for the three and nine months ended September 30, 1999, respectively, compared to $2.9 million and $8.7 million in the same periods in 1998. These increases were attributable to the hiring of additional scientists to support our Medeva collaboration, as well as increased process development costs associated with tgAAV-CF product development. We expect to see continued modest quarter-to-quarter increases in costs associated with developing our cystic fibrosis product and providing research services to Emerald Gene Systems, our joint venture collaboration with Elan Corporation plc. Our costs will also vary based on clinical trial activity occurring in each quarter.

     Technology license fees for the first nine months of 1999 were attributable to a $3.2 million non-cash charge related to the issuance of stock and warrants to Alkermes, Inc. in exchange for an exclusive sub-license to a patent for the manufacture of Adeno-Associated Viral (AAV) vectors, which are used in our tgAAV-CF cystic fibrosis program. We issued 500,000 shares of our common stock and warrants to purchase up to 2,000,000 additional shares in exchange for this technology license.

     General and administrative expenses for the third quarter of 1999 and 1998 were $968,000 and $651,000, respectively. General and administrative expenses for the first nine months of 1999 increased by $317,000 to $2.4 million compared to $2.1 million in the first nine months of 1998. Both periods reflect increases from Medeva collaboration support costs and costs associated with initiating the Emerald joint venture. Results for the first three quarters of 1998 included costs associated with a first quarter 1998 reduction in force and second quarter 1998 non-recurring corporate development costs.

     Investment income for the third quarter ended September 30, 1999 was $124,000, compared to $136,000 in the third quarter of 1998 as average cash balances in last year's third quarter were higher resulting from a private placement of securities early in the second quarter of 1998. Investment income for the first nine months of 1999 was $345,000, compared to $313,000 for the same period in 1998 due to higher average balances in the 1999 period.

     Interest expense decreased to $58,000 for the quarter ending September 30, 1999 from $65,000 for the quarter ended September 30, 1998. Interest expense was $163,000 and $209,000 for the nine months ended September 30, 1999 and 1998, respectively. The decreases in both periods were primarily due to lower average principal balances as compared to the prior year.

Financial Condition

     As of September 30, 1999, we had $8.6 million in cash, cash equivalents and securities available for sale and working capital of $6.8 million. By comparison, we had a total of $12.0 million of cash, cash equivalents and securities at December 31, 1998 and working capital of $9.1 million. The decreases in cash and working capital are attributable to operating losses, investments in capital equipment and principal payments on capital lease obligations. The decrease was offset by net proceeds of $6.5 million from the sale of our common stock ($5.0 million connected to the Emerald joint venture). We currently fund substantially all of our equipment purchases with capital leases.

     In conjunction with the Emerald joint venture, Elan agreed to loan us up to $12 million in the form of convertible debt bearing 12% interest per annum to fund our share of Emerald's research and development costs. As of September 30, 1999, we have not drawn any proceeds on this convertible debt.

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

     We currently estimate that based on established sources of cash flow (predominantly our cystic fibrosis partnership and our newly formed joint venture with Elan) and our current planned rate of spending, that our existing cash, cash equivalents and securities available for sale, together with the funding expected to be provided by our collaborative partners, will be sufficient to meet our operating and capital requirements into the second quarter of 2001. There can be no assurance that the underlying assumed levels of revenue and expense will prove to be accurate. Whether or not these assumptions prove to be accurate, we will need to raise substantial additional capital. We intend to seek additional funding through more collaborative arrangements and may seek additional funding through government grants, public or private equity or debt financing. There can be no assurance, however, that adequate funds will be available when needed or on terms favorable to us, if at all.

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

     We addressed three potential areas of impact for review and remediation with respect to the Year 2000 Issue: (1) information technology including computer hardware, networked equipment, PC based software applications and financial systems (IT systems), (2) operating equipment including research and development and manufacturing equipment with embedded chips and software (operations equipment) and (3) third party vendors, suppliers and subcontractors (external agents). We have completed all stages of these processes with respect to our information technology and operating equipment and they are now Year 2000 compliant.

     We have queried all significant external agents regarding the status of their IT systems with respect to the Year 2000 Issue. Responses have not indicated any external agent with a Year 2000 compliance issue that would materially impact our operations. To the extent any external agents have Year 2000 issues, we have no means of ensuring that such issues will be identified and communicated on a timely basis or that external agents will achieve Year 2000 readiness. We have identified certain external agents as key to our processes and identified "most reasonably likely worst case Year 2000 scenarios" and how those identified scenarios will be handled. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact our operations.

     The total estimated cost of our Year 2000 remediation project was less than $100,000 and was expensed as incurred. If we encounter significant unforeseen Year 2000 problems actual remediation costs could be significant. All parts of the company were involved in the Year 2000 effort.

     As noted above, while we believe that we have completed all necessary phases of the Year 2000 program, there may be unforeseen Year 2000 problems that generate additional remediation work during the fourth quarter of 1999 and after January 1, 2000. In the event that we do not complete any additional work required, our research and development activities may be adversely impacted. The significance of any such potential impact cannot be reasonably estimated at this time.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

Exhibit No.    Description
----------     -----------
27.1           Financial Data Schedule

(b)  Reports filed on Form 8-K during the quarter ended September 30, 1999.

       On July 23, 1999 the Company filed a Form 8-K with respect to the formation of Emerald Gene Systems, a joint venture with Elan Corporation, plc.



                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TARGETED GENETICS CORPORATION
                         -----------------------------
                          (Registrant)



Date:  November 10, 1999          /s/ H. Stewart Parker
       -----------------          ------------------------------------
                                  H. Stewart Parker, Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 10, 1999          /s/ James A. Johnson
       -----------------          ------------------------------------
                                  James A. Johnson, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)