Form 10-Q
period 2000-03-31
TARGETED GENETICS CORP /WA/
filed 2000-05-15
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                                      or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from ____________ to

                        Commission File Number:0-23930
                                               -------


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

             1100 Olive Way, Suite 100, Seattle, Washington 98101
             ----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

Yes   [x]          No   [_]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value               36,403,885
          ----------------------------               ----------
                   (Class)                  (Outstanding at May 1, 2000)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the quarter ended March 31, 2000

                               TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I         FINANCIAL INFORMATION
 Item 1.       Financial Statements

     a)        Condensed Balance Sheets - March 31, 2000 and                                                 3
               December 31, 1999
     b)        Condensed Statements of Operations for the three                                              4
               months ended March 31, 2000 and 1999
     c)        Condensed Statements of Cash Flows for the three months                                       5
               ended March 31, 2000 and 1999
     d)        Notes to Condensed Financial Statements                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations         8

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                                    16


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                             *
Item 2.        Changes in Securities                                                                        17
Item 3.        Defaults Upon Senior Securities                                                               *
Item 4.        Submission of Matters to a Vote of Security Holders                                           *
Item 5.        Other Information                                                                             *
Item 6.        Exhibits and Reports on Form 8-K                                                             17

SIGNATURES                                                                                                  17

* No information is provided due to inapplicability of the item.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TARGETED GENETICS CORPORATION
                           CONDENSED BALANCE SHEETS

                                                               March 31,          December 31,
                                                                 2000                1999
                                                            -------------        -------------
ASSETS                                                       (Unaudited)
------
Current assets:
 Cash and cash equivalents                                  $  29,335,839        $   4,100,798
 Securities available for sale                                  3,045,806            3,052,471
 Accounts receivable                                            1,975,054            1,837,212
 Prepaid expenses and other                                       231,389              269,864
                                                            -------------        -------------
    Total current assets                                       34,588,088            9,260,345

Property, plant and equipment, net                              3,920,842            4,021,466

Other assets                                                      379,829              410,667
                                                            -------------        -------------

                                                            $  38,888,759        $  13,692,478
                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                           $   1,851,272        $   2,278,338
 Accrued payroll and other liabilities                            815,761            1,181,555
 Deferred revenue                                                 385,000                    0
 Current portion of long-term obligations                       1,100,492            1,160,174
                                                            -------------        -------------
    Total current liabilities                                   4,152,525            4,620,067

Long-term obligations                                           2,146,833            2,106,897

Shareholders' equity:
 Preferred stock, 6,000,000 shares authorized
  Series A preferred stock, $.01 par value; 400,000
   shares authorized, none outstanding                                  -                    -
  Series B convertible exchangeable preferred stock,
   $.001 par value; 12,015 shares authorized, issued
   and outstanding at March 31, 2000 and at
   December 31, 1999                                           12,607,041           12,390,513
 Common stock $.01 par value, 80,000,000 shares
  authorized, 36,393,548 and 34,019,175 shares
  issued and outstanding at March 31, 2000 and
  December 31, 1999, respectively                             126,804,664           98,122,922
 Accumulated deficit                                         (106,811,070)        (103,532,432)
 Accumulated other comprehensive loss                             (11,234)             (15,489)
                                                            -------------        -------------
    Total shareholders' equity                                 32,589,401            6,965,514
                                                            -------------        -------------

                                                            $  38,888,759        $  13,692,478
                                                            =============        =============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                  Three months ended
                                                       March 31,
                                              --------------------------
                                                  2000          1999
                                              -----------   -----------
Revenue:
  Collaborative agreements                    $ 1,762,697   $ 1,204,725
  Collaborative agreements with affiliates        412,261             -
                                              -----------   -----------
      Total revenue                             2,174,958     1,204,725

Operating expenses:
  Research and development                      3,717,756     3,177,960
  General and administrative                    1,106,951       786,465
                                              -----------   -----------
      Total operating expenses                  4,824,707     3,964,425
                                              -----------   -----------

Loss from operations                           (2,649,749)   (2,759,700)

Equity in loss of joint venture                  (563,994)            -
Investment income                                 215,754       126,774
Interest expense                                  (64,121)      (51,320)
                                              -----------   -----------

Net loss                                       (3,062,110)   (2,684,246)

Accretion of dividend on preferred stock         (216,528)            -
                                              -----------   -----------

Net loss applicable to common stock           $(3,278,638)  $(2,684,246)
                                              ===========   ===========

Basic and diluted net loss per share               $(0.09)       $(0.09)
                                              ===========   ===========

Shares used in computation of basic and
  diluted net loss per share                   34,823,371    30,655,477
                                              ===========   ===========




        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              2000          1999
                                                                          -----------   -----------
Operating activities:
---------------------
Net loss                                                                  $(3,278,638)  $(2,684,246)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Equity in loss of joint venture                                             563,994             -
  Depreciation and amortization                                               352,875       395,569
  Changes in operating assets and liabilities:
     Decrease in accounts payable and accrued liabilities                    (835,102)     (607,071)
     Increase in deferred revenue                                             385,000             -
     Increase in accounts receivable                                         (137,842)     (163,434)
     Decrease in other assets                                                  51,913       208,499
     Other                                                                          -        (1,838)
                                                                          -----------   -----------

  Net cash used in operating activities                                    (2,897,800)   (2,852,521)

Investing activities:
---------------------
Investment in unconsolidated joint venture                                   (563,994)            -
Purchases of property, plant and equipment                                   (362,825)     (471,103)
Sales of securities available for sale                                         10,920     2,338,261
Purchases of securities available for sale                                          -      (504,378)
                                                                          -----------   -----------

  Net cash provided by (used in) investing activities                        (915,899)    1,362,780

Financing activities:
---------------------
Net proceeds from sale of capital stock                                    28,681,742        21,333
Proceeds from leasehold improvement and equipment financing                   456,182       466,197
Payments under capital leases and installment loans                          (305,712)     (299,282)
Accretion on preferred stock                                                  216,528             -
                                                                          -----------   -----------
  Net cash provided by financing activities                                29,048,740       188,248
                                                                          -----------   -----------

Net increase (decrease) in cash and cash equivalents                       25,235,041    (1,301,493)

Cash and cash equivalents, beginning of period                              4,100,798     1,870,841
                                                                          -----------   -----------

Cash and cash equivalents, end of period                                  $29,335,839   $   569,348
                                                                          ===========   ===========

Supplemental disclosure of noncash investing and financing activities:
  Equipment financed through capital lease                                $    45,599   $    54,558
  Interest paid on capital lease and installment loans                         44,543        48,050

         The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation
------------------------------

  The condensed financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

  The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Revenue Recognition
----------------------------

  In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB101"), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. In response to SAB 101, we expect that we will change from our method for recording up-front license fee revenue upon receipt to a more preferable method of deferring this revenue over the term of the related collaborative agreements. We currently estimate that the impact of this change will be a cumulative charge, as of January 1, 2000, of approximately $2.9 million to reverse previously recognized up-front license fee related to the November 1998 Celltech cystic fibrosis collaboration and defer this revenue prospectively over the remaining term of the collaboration agreement. We expect the impact in the remaining quarters of 2000 will be a $417,000 increase in quarterly collaborative research revenue. We anticipate that we will implement this change in the second quarter of 2000.

Note 3.  Sale of Common Stock
-----------------------------

  On March 1, 2000, we completed the sale of 2,164,285 shares of our common stock to investors for an aggregate offering price of $30.3 million.

Note 4.  Emerald Gene Systems
-----------------------------

  In July 1999, Targeted Genetics Corporation and Elan Corporation, plc ("Elan") formed Emerald Gene Systems, Ltd. ("Emerald"), a joint venture to develop enhanced gene delivery technology and products utilizing our gene therapy expertise and Elan's drug delivery expertise. Emerald's unaudited results for the quarter ended March 31, 2000 were as follows:

                          EMERALD GENE SYSTEMS, LTD.
                           CONDENSED BALANCE SHEETS


                                              March 31,       December 31,
                                                2000             1999
                                              ---------       ------------
ASSETS
------

Current assets:
 Cash and equivelants                       $     26,847      $          -
 Prepaid expenses                                  2,415             2,250
                                            ------------      ------------
 Total current assets                             29,262             2,250
                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable and accrued expenses      $     24,771      $      6,350
 Due to shareholders and related parties         246,939           738,346
                                            ------------      ------------
  Total current liabilities                      271,710           744,696
                                            ------------      ------------

Shareholders' equity:
 Share capital                                    12,000            12,000
 Contributed surplus                          16,192,110        14,988,000
 Accumulated deficit                         (16,446,558)      (15,742,446)
                                            ------------      ------------
 Total shareholders' equity                     (242,448)         (742,446)
                                            ------------      ------------

                                            $     29,262      $      2,250
                                            ============      ============




                          EMERALD GENE SYSTEMS, LTD.
                          CONDENSED STATEMENT OF LOSS

                                              Three months ended
                                                   March 31,
                                                     2000
                                              ------------------
Revenue                                                $      19
Expenses
  Research and development                               692,728
  General and administrative                              11,403
                                              ------------------
                                                         704,131

Net loss                                               $(704,112)
                                              ==================

                          EMERALD GENE SYSTEMS, LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three months ended
                                                                    March 31,
                                                                      2000
                                                              ------------------

Operating activities:
---------------------
Net loss                                                            $  (704,112)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Changes in operating assets and liabilities:
     Decrease in accounts payable and accrued liabilities              (472,986)
     Decrease in other assets                                              (165)
                                                                    -----------

  Net cash used in operating activities                              (1,177,263)

Financing activities:
---------------------
Net proceeds from additional equity investment                        1,204,110
                                                                    -----------
   Net cash provided by financing activities                          1,204,110
                                                                    -----------
Net increase in cash and cash equivalents                                26,847

Cash and cash equivalents, beginning of period                                -
                                                                    -----------
Cash and cash equivalents, end of period                            $    26,847
                                                                    ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

  Some of our statements in this quarterly report on Form 10-Q are forward-looking statements that involve risks and uncertainties. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from our expectations for a number of reasons, including the risks described in the section entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price" included below. You should not rely unduly on these forward-looking statements which apply only as of the date of this report. We undertake no duty to publicly announce or report revisions to these statements as new information becomes available that would cause us to change our expectations of the future.

Results of Operations
---------------------

     Revenue for the quarter ended March 31, 2000 increased to $2.2 million from $1.2 million for the first quarter of 1999, as revenue increased from our Celltech Group plc ("Celltech") cystic fibrosis product development efforts.
Our Emerald drug delivery joint venture with Elan also contributed to the revenue increase.

     Research and development expenses increased to $3.7 million for the quarter ended March 31, 2000 from $3.2 million for the comparable quarter in 1999. This increase is attributable to the hiring of additional research scientists to support our Emerald collaboration, as well as to increased costs associated with our cystic fibrosis, cancer and hemophilia product development efforts. We expect to see continued increases in quarterly costs associated with developing our gene therapy product candidates for cancer and hemophilia and providing research and development services to Emerald. Our costs will also vary depending on the level of clinical trial activity occurring in each quarter.

     General and administrative expenses for the quarter ended March 31, 2000 increased to $1.1 million from $786,000 for the first quarter of 1999. The increase reflects higher investment in business development, shareholder communications costs, legal costs associated with initiating the International AIDS Vaccine Initiative collaboration and costs of general support to the Celltech and Emerald collaborations.

     Investment income for the first quarter ended March 31, 2000 increased to $216,000 from $127,000 for the first quarter of 1999. The increase resulted from the investment of the net proceeds from our March 1, 2000 private placement of 2.2 million shares of our common stock.

     Interest expense for the quarter ending March 31, 2000 increased to $64,000 from $51,000 for 1999 primarily due to higher average principal balances in 2000.

Financial Condition
-------------------

     As of March 31, 2000, we had $32.4 million in cash, cash equivalents and securities available for sale and $30.4 million in working capital. By comparison, we had $7.2 million in cash, cash equivalents and securities and $4.6 million in working capital at December 31, 1999. The increases in cash and working capital are attributable to our March 1, 2000 private placement of 2.2 million shares of our common stock, which resulted in net proceeds of $28.2 million. These increases were partially offset by operating losses, investments in capital equipment and principal payments on capital lease obligations. We currently fund substantially all of our equipment purchases with capital leases.

     In conjunction with the Emerald joint venture, Elan agreed to loan us up to $12 million, in the form of convertible debt bearing 12% interest per annum, to fund our share of Emerald's research and development costs. As of March 31, 2000, we have not drawn any proceeds under the loan agreement. We also have a contractual commitment for a $5.0 million equity investment by Elan in July 2000, at our option.

     Since we began operations, our primary sources of revenue have been from research funding under collaborative agreements, license fees and income earned from investments. These sources have covered less than 20% of our expenses since we started business. Gene therapy products are subject to long development timelines and the risks of failure inherent in the development of products based on innovative technologies. Although our technology appears promising, we do not know whether any commercially viable products will result from our research and development activities. Since we do not anticipate that we will have any product-related revenue for at least the next several years, we expect to generate substantial additional losses in the future.

     We currently estimate that, based on our current planned rate of spending, our existing cash, cash equivalents and securities available for sale, together with the funding expected to be provided by our existing collaborative partners, will be sufficient to meet our operating and capital requirements well into 2002. The assumed levels of revenue and expense underlying our estimates may not be accurate. We may not be successful in establishing any additional collaborative relationships or in maintaining our existing ones. Whether or not our assumptions prove to be accurate and regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our products.

Recent Accounting Changes
-------------------------

     In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB101"), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. In response to SAB 101, we expect that we will change from our method for recording up-front license fee revenue to a more preferable method of deferring this revenue over the term of the related collaborative agreements.
We currently estimate that the impact of this change will be a cumulative charge, as of January 1, 2000, of approximately $2.9 million to reverse previously recognized up-front license fee related to the November 1998 Celltech cystic fibrosis collaboration and defer this revenue prospectively over the remaining term of the collaboration agreement. We expect the impact in the remaining quarters of 2000 will be a $417,000 increase in quarterly collaborative research revenue. We anticipate that we will implement this change in the second quarter of 2000.

Factors Affecting our Operating Results, our Business and our Stock Price
-------------------------------------------------------------------------

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

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of December 31, 1999, we have incurred cumulative losses totaling $103.5 million. We expect to continue to incur substantial additional losses in the future, due primarily to the following factors:

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

     In recent years the stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. These fluctuations could the market price of our common stock to decline.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     This item discusses our exposure to market risk related to changes in interest rates and to our credit risk. We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. Additionally, our equity price risk is limited to the risk inherent in our ownership of 80.1% of Emerald. See Part II, Item 7A "Qualitative and Quantitative Disclosure About Market Risk" in our Annual Report filed on Form 10-K for a more detailed description of these risks.

Interest Rate Sensitivity
-------------------------

Short-Term Investments

     As of March 31, 2000, our short-term investments totalled $3.0 million (about 9%) of our $32.4 million cash, cash equivalents and short-term investment balance. These short-term investments consist of highly liquid investments with current maturities of between 2 and 5 months. Because we expect to hold these investments until maturity, we do not expect the realized value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. None of our short-term investments are held for trading purposes. We do not own derivative financial instruments.

Long-Term Obligations

     As of March 31, 2000, we had outstanding long-term obligations, primarily related to capital equipment leases, leasehold improvements and our loan agreement with Celltech of $3.7 million, at fixed interest rates of up to 14.55%. Because the interest rates on our long-term obligations are fixed, changes in interest rates would not have a material impact on our financial position. Increases in interest rates could, however, increase the interest expense associated with any future borrowings. We do not hedge against interest rate increases.

Credit Risk
-----------

     As of March 31, 2000, we had a concentration of accounts receivable with one of our collaborators.

PART II   OTHER INFORMATION

Item 2.  Changes in Securities

     On March 1, 2000, the company issued 2,164,285 shares of common stock to investors at an aggregate offering price of $30.3 million. This transaction did not involve a public offering and therefore was exempt from registration under section 4(2) and Regulation D of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reference is made to the Index to Exhibits included herein.

(b) We did not file any current reports on Form 8-K during the quarter ended March 31, 2000


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TARGETED GENETICS CORPORATION
                                        -----------------------------
                                                (Registrant)



Date:    May 12, 2000                   /s/ H. STEWART PARKER
     --------------------               ----------------------------------------
                                        H. Stewart Parker, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Date:    May 12, 2000                   /s/ JAMES A. JOHNSON
     --------------------               ----------------------------------------
                                        James A. Johnson, Senior Vice President,
                                        Finance and Administration,
                                        Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                         Targeted Genetics Corporation


                               INDEX TO EXHIBITS

Exhibit
  No.               Description                                                                  Note
  3.1     Amended and Restated Articles of Incorporation (Exhibit 3.1)                            (D)
  3.2     Amended and Restated Bylaws (Exhibit 3.2)                                               (D)
  3.3     Articles of Amendment of the Company, filed with the State of Washington on July        (K)
          21, 1999 (Exhibit 1.8)
  4.1     Rights Agreement, dated as of October 17, 1996, between the Company and                 (C)
          ChaseMellon Shareholder Services (Exhibit 2.1)
  4.2     Registration Rights Agreement, dated as of July 21, 1999, by and among the Company      (K)
          and Elan International Services, Ltd. (Exhibit 1.2)
  4.3     First Amendment of Rights Agreement, dated July 21, 1999, between the Company and       (K)
          ChaseMellon Shareholder Services (Exhibit 1.9)
  4.4     Warrant Agreements to purchase 2,000,000 shares of common stock of the Company,         (J)
          issued to Alkermes, Inc. on June 9, 1999. (Exhibit 10.38)
 10.1     Form of Indemnification Agreement between the registrant and its officers and           (L)
          directors
 10.2     Form of Senior Management Employment Agreement between the registrant and its           (D)
          executive officers (Exhibit 10.2)
 10.3     Gene Transfer Technology License Agreement, dated as of February 18, 1992,              (L)
          between Immunex Corporation and the Company*
 10.4     PHS Patent License Agreement Non-Exclusive, dated as of July 13, 1993, between          (L)
          National Institutes of Health Centers for Disease Control and the Company*
 10.5     Patent License Agreement, dated as of December 25, 1993, between The University         (L)
          of Florida Research Foundation, Inc. and the Company*
 10.6     Research and Exclusive License Agreement, dated as of January 1, 1994, between          (E)
          the Company and the Fred Hutchinson Cancer Research Center* (Exhibit 10.9)
 10.7     PHS Patent License Agreement- Exclusive, dated as of March 10, 1994, between            (E)
          National Institutes of Health Centers for Disease Control and the Company*
          (Exhibit 10.10)
 10.8     License Agreement, dated as of March 28, 1994, between the Company and the              (E)
          University of Michigan* (Exhibit 10.13)
 10.9     Patent and Technology License Agreement, effective as of March 1, 1994, between         (A)
          the Board of Regents of the University of Texas M.D. Anderson Cancer Center and
          RGene Therapeutics, Inc.* (Exhibit 10.29)
 10.10    First Amended and Restated License Agreement, effective as of October 12, 1995,         (A)
          between The University of Tennessee Research Corporation and RGene Therapeutics,
          Inc.* (Exhibit 10.30)
 10.11    Amendment to First Amended and Restated License Agreement, dated as of June 19,         (B)
          1996, between The University of Tennessee Research Corporation and RGene
          Therapeutics, Inc.* (Exhibit 10.1)
 10.12    Second Amendment to First Amended and Restated License Agreement, dated as of           (G)
          April 17, 1998, between The University of Tennessee Research Corporation and
          RGene Therapeutics, Inc.*

   10.13  Revised License Agreement, effective as of October 1, 1996, between the               (D)
          University of Pittsburgh of the Commonwealth System of Higher Education and the
          Company* (Exhibit 10.21)
   10.14  License Agreement, dated as of March 15, 1997, between the Burnham Institute and      (E)
          the Company* (Exhibit 10.23)
   10.15  Exclusive Sublicensing Agreement, dated June 9, 1999, between the Company and         (J)
          Alkermes, Inc. (Exhibit 10.36)
   10.16  Common Stock Purchase Agreement, dated June 9, 1999, between the Company and          (K)
          Alkermes, Inc. (Exhibit 10.37)
   10.17  License Agreement, dated as of August 31, 1999, between the Company and the           (L)
          University of North Carolina Research Center**
   10.18  Master Agreement, dated as of November 23, 1998, between the Company and Medeva       (H)
          Pharmaceuticals, Inc.* (Exhibit 1.1)
   10.19  License and Collaboration Agreement, dated as of November 23, 1998, between the       (H)
          Company and Medeva Pharmaceuticals, Inc.* (Exhibit 1.2)
   10.20  Supply Agreement, dated as of November 23, 1998, between the Company and Medeva       (H)
          Pharmaceuticals, Inc.* (Exhibit 1.3)
   10.21  Common Stock Purchase Agreement, dated as of November 23, 1998, between the           (H)
          Company, Medeva Pharmaceuticals, Inc. and Medeva PLC* (Exhibit 1.4)
   10.22  Credit Agreement, dated as of November 23, 1998, between the Company, Medeva          (H)
          Pharmaceuticals, Inc. and Medeva PLC* (Exhibit 1.5)
   10.23  Securities Purchase Agreement, dated as of July 21, 1999, between the Company,        (K)
          Elan Corporation and Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation (Exhibit 1.1)
   10.24  Funding Agreement, dated as of July 21, 1999, among the Company, Elan                 (K)
          International Services, Ltd., and Elan Corporation, plc (Exhibit 1.3)
   10.25  Subscription, Joint Development and Operating Agreement, dated as of July 21,         (K)
          1999, among Elan Corporation, plc, Elan International Services, Ltd., the Company
          and Targeted Genetics Newco, Ltd.* (Exhibit 1.4)
   10.26  Convertible Promissory Note, dated July 21, 1999, issued by the Company to Elan       (K)
          International Services, Ltd. (Exhibit 1.5)
   10.27  License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and      (K)
          the Company* (Exhibit 1.6)
   10.28  License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and     (K)
          Elan Pharmaceutical Technologies, a division of Elan Corporation, plc* (Exhibit
          1.7)
   10.29  Olive Way Building Lease, dated as of November 20, 1993, as amended between the       (L)
          Company and Ironwood Apartments, Inc. (successor in interest to Metropolitan
          Federal Savings and Loan Association)
   10.30  Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC      (D)
          and the Company (Exhibit 10.26)
   10.31  1992 Restated Stock Option Plan (Exhibit 99.1)                                        (F)
   10.32  Stock Option Plan for Nonemployee Directors (Exhibit 10.34)                           (E)
   10.33  1999 Stock Option Plan (Exhibit 99.1)                                                 (I)
   27.1   Financial Data Schedule

        ___________
       *Portions of these exhibits have been omitted based on a grant of confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.

      **Portions of these exhibits have been omitted based on a request of confidential treatment filed with the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.

      (A) Incorporated by reference to the designated exhibit included with the Company's Registration Statement on Form S-1 (No. 333-03592) filed on April 16, 1996, as amended.

      (B) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed on August 12, 1996.

      (D) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed October 22, 1996.

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

      (H) Incorporated by reference to the designated exhibit included with the Company's Current Report on Form 8-K, filed January 6, 1999.

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

      (L) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 23, 2000.