Form 10-Q
period 2000-06-30
TARGETED GENETICS CORP /WA/
filed 2000-08-11
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
  [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                       or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ________ to

                        Commission File Number: 0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


              Washington                              91-1549568
-----------------------------------     -------------------------------------
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

Yes  [x]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                       36,450,077
-------------------------------------       -----------------------------------
            (Class)                           (Outstanding at August 7, 2000)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                      For the quarter ended June 30, 2000

                               TABLE OF CONTENTS


                                                                                   Page No.
                                                                                   --------
PART I                                        FINANCIAL INFORMATION

Item 1.    Financial Statements

    a)     Condensed Balance Sheets at June 30, 2000 and December 31, 1999                3
    b)     Condensed Statements of Operations for the three and six
            months ended June 30, 2000 and 1999                                           4
    c)     Condensed Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999                                                        5
    d)     Notes to Condensed Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   10

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                     18


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                              *
Item 2.    Changes in Securities                                                          *
Item 3.    Defaults Upon Senior Securities                                                *
Item 4.    Submission of Matters to a Vote of Security Holders                           19
Item 5.    Other Information                                                              *
Item 6.    Exhibits and Reports on Form 8-K                                              20
SIGNATURES                                                                               20

* No information is provided due to inapplicability of the item.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                         TARGETED GENETICS CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                          June 30,      December 31,
                                                                            2000           1999
                                                                        ------------  ---------------
ASSETS                                                                  (Unaudited)
------
Current assets:
         Cash and cash equivalents                                     $  27,940,524   $   4,100,798
         Securities available for sale                                     1,531,800       3,052,471
         Accounts receivable                                               1,355,028       1,837,212
         Prepaid expenses and other                                          533,414         269,864
                                                                       -------------   -------------
                  Total current assets                                    31,360,766       9,260,345

Property, plant and equipment, net                                         3,612,857       4,021,466

Other assets                                                                 374,334         410,667
                                                                       -------------   -------------

                                                                       $  35,347,957   $  13,692,478
                                                                       =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
         Accounts payable                                              $   2,275,412   $   2,278,338
         Accrued payroll and other liabilities                               722,957       1,181,555
         Deferred revenue                                                    385,000               -
         Current portion of long-term obligations                          1,041,230       1,160,174
                                                                       -------------   -------------
                  Total current liabilities                                4,424,599       4,620,067

Long-term obligations                                                      2,320,891       2,106,897

Shareholders' equity:
         Preferred stock, 6,000,000 shares authorized
           Series A preferred stock, $.01 par value; 800,000
              shares authorized, none outstanding                                  -               -
           Series B convertible exchangeable preferred stock,
              $.001 par value; 12,015 shares authorized, issued
              and outstanding at June 30, 2000 and at
              December 31, 1999                                           12,823,066      12,390,513
         Common stock, $.01 par value, 80,000,000 shares
          authorized, 36,439,977 and 34,019,175 shares
          issued and outstanding at June 30, 2000 and
          December 31, 1999, respectively                                126,895,329      98,122,922
         Accumulated deficit                                            (111,112,571)   (103,532,432)
         Accumulated other comprehensive loss                                 (3,357)        (15,489)
                                                                       -------------   -------------
                  Total shareholders' equity                              28,602,467       6,965,514
                                                                       -------------   -------------

                                                                       $  35,347,957   $  13,692,478
                                                                       =============   =============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                   ---------------------------   -------------------------
                                                      2000            1999          2000          1999
                                                   -----------     -----------   -----------   -----------
Revenue:
   Collaborative agreements                        $ 1,310,769     $ 1,418,392   $ 3,073,466   $ 2,623,117
   Collaborative agreements with affiliates            441,799               -       854,060             -
       Total revenue                                 1,752,568       1,418,392     3,927,526     2,623,117

Operating expenses:
   Research and development                          4,538,044       3,482,494     8,255,800     6,660,454
   Technology license fee                                    -       3,200,000             -     3,200,000
   General and administrative                        1,091,622         654,385     2,198,573     1,440,850
                                                   -----------     -----------   -----------   -----------
       Total expenses                                5,629,666       7,336,879    10,454,373    11,301,304
                                                   -----------     -----------   -----------   -----------

Loss from operations                                (3,877,098)     (5,918,487)   (6,526,847)   (8,678,187)

Equity in loss of joint venture                       (607,537)              -    (1,171,531)            -
Investment income                                      463,503          94,381       679,257       221,155
Interest expense                                       (64,344)        (54,383)     (128,465)     (105,703)
                                                   -----------     -----------   -----------   -----------

Net loss                                            (4,085,476)     (5,878,489)   (7,147,586)   (8,562,735)

Accretion of dividend on preferred stock              (216,025)              -      (432,553)            -
                                                   -----------     -----------   -----------   -----------

Net loss applicable to common stock                $(4,301,501)    $(5,878,489)  $(7,580,139)  $(8,562,735)
                                                   ===========     ===========   ===========   ===========


Basic and diluted net loss per share               $     (0.12)    $     (0.19)  $     (0.21)  $     (0.28)
                                                   ===========     ===========   ===========   ===========

Shares used in computation of
   basic and diluted net loss per share             36,415,401      30,804,745    35,619,386    30,730,523
                                                   ===========     ===========   ===========   ===========

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six months ended
                                                                              June 30,
                                                                    ---------------------------
                                                                        2000           1999
                                                                    ------------   ------------
Operating activities:
---------------------
Net loss                                                            $(7,580,139)   $(8,562,735)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Equity in loss of joint venture                                    1,171,531              -
   Depreciation and amortization                                        730,501        744,633
   Accretion on preferred stock                                         432,553              -
   Technology fee paid with common stock and warrants                         -      3,200,000
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                        482,184       (899,204)
      Increase (decrease) in accounts payable
           and accrued liabilities                                       88,802       (377,095)
      Decrease (increase) in other assets                              (262,017)       117,244
      Increase in accrued interest on
           securities available for sale                                 12,691         76,015
                                                                    -----------    -----------

   Net cash used in operating activities                             (4,923,894)    (5,701,142)

Investing activities:
---------------------
Investment in unconsolidated joint venture                           (1,171,531)             -
Maturities and sales of securities available for sale                 1,520,112      6,881,277
Purchases of securities available for sale                                    -       (500,922)
Purchases of property, plant and equipment                             (388,867)    (1,015,326)
                                                                    -----------    -----------

   Net cash provided by (used in) investing activities                  (40,286)     5,365,029

Financing activities:
---------------------
Net proceeds from sale of capital stock                              28,772,407          3,833
Proceeds from leasehold improvement and equipment financing             671,594        960,283
Payments under capital leases and installment loans                    (640,095)      (508,279)
                                                                    -----------    -----------

   Net cash provided by financing activities                         28,803,906        455,837
                                                                    -----------    -----------

Net increase in cash and cash equivalents                            23,839,726        119,724

Cash and cash equivalents, beginning of period                        4,100,798      1,870,841
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $27,940,524    $ 1,990,565
                                                                    ===========    ===========

Supplemental disclosure of cash:
   Equipment financed through capital lease                         $    82,241    $   121,705
   Interest paid on capital lease and installment loans                  89,088         99,163

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation
------------------------------

  The condensed financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

  The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.  New Accounting Pronouncements
--------------------------------------

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. In June 2000, the SEC issued an update to SAB 101 which delays its implementation date until no later than the fourth quarter of fiscal years beginning after December 15, 1999. In response to SAB 101, we expect to change our method for recording nonrefundable upfront license fee revenue upon receipt to a more preferable method of deferring this revenue over the term of the related collaborative agreements. While the SEC has not issued final guidance with respect to implementing SAB 101, we have estimated the impact of this change to be a cumulative charge of approximately $3.1 million, as of January 1, 2000, to reverse previously recognized up-front license fee revenue related to our November 1998 Celltech cystic fibrosis collaboration. We expect to defer this revenue prospectively over the remaining term of the Celltech collaboration agreement. We anticipate implementing this change during the second half of 2000, pending additional SEC and industry guidance.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), which clarifies their guidance for certain issues related to the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of FIN 44 on July 1, 2000 will have no impact on the our operating results or financial position and we do not expect FIN 44 to impact the way we account for equity instruments in the future.

Note 3.  Sale of Common Stock
-----------------------------

  On March 1, 2000, we completed the private placement of 2,164,285 shares of our common stock to investors for an aggregate price of $30.3 million.

Note 4.  Emerald Gene Systems
-----------------------------

  In July 1999, Targeted Genetics and Elan Corporation, plc ("Elan") formed Emerald Gene Systems, Ltd. ("Emerald"), a joint venture to develop enhanced gene delivery technology and products utilizing our gene therapy expertise and Elan's drug delivery expertise. We currently own an 80.1% interest in Emerald and Elan owns 19.9% (non-voting). While we own 100% of the voting common shares, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined by the FASB's Emerging Issues Task Force Bulletin 96-16, Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Elan's participating rights prevent us from exercising control over Emerald. Accordingly, we do not consolidate the financial statements of Emerald but instead account for our investment in Emerald under the equity method of accounting. Emerald's unaudited results for the three and six months ended June 30, 2000 were as follows:

                          EMERALD GENE SYSTEMS, LTD.
                           CONDENSED BALANCE SHEETS


                                                  June 30, 2000       December 31, 1999
                                                -----------------     -----------------
                                                   (unaudited)
ASSETS
------

Current assets:
         Cash and cash equivalents                 $      3,735          $          -
         Prepaid expenses                                 1,003                 2,250
                                                   ------------          ------------
             Total current assets                         4,738                 2,250
                                                   ============          ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
         Accounts payable and accrued expenses     $      3,400          $      6,350
         Due to shareholders and related parties        289,922               738,346
                                                   ------------          ------------
             Total current liabilities                  293,322               744,696
                                                   ------------          ------------

Shareholders' equity:
         Share capital                                   12,000                12,000
         Contributed surplus                         16,904,446            14,988,000
         Accumulated deficit                        (17,205,032)          (15,742,446)
                                                   ------------          ------------
             Total shareholders' deficit               (288,584)             (742,446)
                                                   ------------          ------------

                                                   $      4,738          $      2,250
                                                   ============          ============

                          EMERALD GENE SYSTEMS, LTD.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three months ended   Six months ended
                                         June 30, 2000       June 30, 2000
                                      ------------------   ----------------

Revenue                                   $     156          $       175
Operating expenses:
     Research and development               755,322            1,448,050
     General and administrative               3,309               14,711
                                          ---------          -----------
                                            758,631            1,462,761
                                          ---------          -----------

Net loss                                  $(758,475)         $(1,462,586)
                                          =========          ===========



                          EMERALD GENE SYSTEMS, LTD.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           Six months ended
                                                             June 30, 2000
                                                             -------------

Operating activities:
---------------------
Net loss                                                      $(1,462,586)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Changes in operating assets and liabilities:
     Decrease in accounts payable and accrued liabilities        (451,374)
     Decrease in other assets                                       1,248
                                                              -----------

  Net cash used in operating activities                        (1,912,712)

Financing activities:
---------------------
Net proceeds from additional equity investment                  1,916,447
                                                              -----------

  Net cash provided by financing activities                     1,916,447
                                                              -----------

Net increase in cash and cash equivalents                           3,735

Cash and cash equivalents, beginning of period                          -
                                                              -----------

Cash and cash equivalents, end of period                      $     3,735
                                                              ===========

Note 5.  Subsequent Events
--------------------------

On July 17, 2000, we entered into a lease for approximately 75,000 square feet of future manufacturing space in Bothell, Washington. Subject to adjustments in the timing of tenant improvements, the lease on this facility will commence on October 1, 2000 for a term of fifteen years, with one five-year extension option. The average annual rent payment for this facility will be approximately $1,350,000 during the fifteen-year lease term.

On July 21, 2000, we exercised our option to require Elan to purchase $5 million of Targeted Genetics common stock. In accordance with the terms of the stock purchase agreement between Targeted Genetics and Elan, on August 8, 2000, we issued to Elan 382,739 shares of our common stock at $13.06 which represents a premium to market price.

We announced on August 9, 2000 that we plan to acquire 100% of the outstanding capital stock and assume all outstanding options to purchase capital stock of Genovo, Inc., a privately held biotechnology company specializing in viral gene delivery, in exchange for approximately 6.6 million shares of Targeted Genetics common stock. The shares to be exchanged to acquire Genovo include approximately 1 million shares to be issued directly to Biogen, Inc., a major publicly held biotechnology company, in exchange for returning rights to certain Genovo technology to Targeted Genetics. We will account for the acquisition as a purchase. We will incur one-time acquisition costs and integration-related charges associated with the transaction. We anticipate allocating a portion of the purchase price to in-process research and development, which will be expensed upon the consummation of the transaction. This transaction is subject to Hart-Scott-Rodino review.

We also announced on August 9, 2000 that we had entered into definitive agreements to establish a multi-product development and commercialization collaboration with Biogen. Under the terms of the agreements, Targeted Genetics will develop up to four new gene therapy products for Biogen. The specific genes to be delivered are to be determined by Biogen and Targeted Genetics over the next three years. In addition, Targeted Genetics will provide process development assistance related to Biogen's manufacturing of an existing gene therapy product currently in clinical development for the treatment of glioma, resulting in a total of up to five products covered by the collaboration. Under the terms of the agreements, Biogen will pay Targeted Genetics an up-front payment of $8 million, ongoing research and development funding, and milestone payments related to the development of up to five products. Biogen's funding under the agreement also includes commitments to loan up to $10 million over the next five years and to purchase up to $10 million in Targeted Genetics common stock, each at the option of Targeted Genetics.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from our expectations for a number of reasons, including the risks described in the section below entitled "Factors Affecting Our Operating Results, Our Business and Our Stock." You should not rely unduly on these forward-looking statements, which apply only as of the date of this report. We undertake no duty to publicly announce or report revisions to these statements as new information becomes available that would cause us to change our expectations of the future.

Results of Operations
---------------------

     Revenue for the quarter ended June 30, 2000 increased to $1.8 million from $1.4 million for the second quarter of 1999. Revenue for the six months ended June 30, 2000 increased to $3.9 million from $2.6 million for the same period in 1999. The revenue increases for both the second quarter of 2000 and the six-month period ended June 30, 2000 were due to increases in revenue from Emerald Gene Systems, our gene delivery joint venture with Elan Corporation, plc. Increased revenue from our cystic fibrosis product development collaboration with Celltech Group plc also contributed to our revenue increase for the six-month period.

     Research and development expenses for the quarter ended June 30, 2000 increased to $4.5 million from $3.5 million for the second quarter of 1999. Research and development expenses increased to $8.3 million for the first six months of 2000 from $6.7 million for the comparable period in 1999. The increases in both periods are attributable to the hiring of additional research scientists to support our Emerald collaboration and the hiring of additional clinical and regulatory personnel to administer our cystic fibrosis and cancer clinical trials, as well as to increased costs associated with our cancer and preclinical hemophilia product development efforts. We expect to see continued increases in quarterly costs associated with developing our gene therapy product candidates for cancer, hemophilia, AIDS and arthritis. Our costs will also vary depending on the level of clinical trial activity occurring in each quarter.

     We had no technology license fee expenses in the second quarter or first half of 2000. Technology license fees for the second quarter and first six months of 1999 were attributable to a $3.2 million noncash charge related to the issuance of stock and warrants to Alkermes, Inc. in exchange for an exclusive sublicense to a patent for the manufacture of adeno-associated viral (AAV) vectors, which we use in our cystic fibrosis, hemophilia, AIDS vaccine and arthritis programs. We issued 500,000 shares of our common stock and warrants to purchase up to 2,000,000 additional shares in exchange for this technology license.

     General and administrative expenses for the quarter ended June 30, 2000 increased to $1.1 million from $654,000 for the second quarter of 1999. General and administrative expenses for the first six months of 2000 increased to $2.2 million from $1.4 million for the comparable period in 1999. The increases in both periods reflect greater investment in business development, shareholder communications costs and costs of general support to our growing number of collaborative partnerships.

     We recognized losses of $608,000 in the second quarter of 2000 and losses of $1,172,000 in the first six months of 2000, representing our 80.1% share in the losses of the Emerald joint venture.

     Investment income for the quarter ended June 30, 2000 increased to $464,000 from $94,000 for the second quarter of 1999. Investment income for the first six months of 2000 increased to $679,000 from $221,000 for the comparable period in 1999. The increases in both periods resulted from the investment of the net proceeds from our March 1, 2000 private placement of approximately 2.2 million shares of our common stock.

     Interest expense for the quarter ended June 30, 2000 increased to $64,000 from $54,000 for the second quarter of 1999. Interest expense for the first six months of 2000 increased to $128,000 from $106,000 in the comparable period in 1999. The increases in both periods were due primarily to higher average outstanding principal balances in 2000.

Financial Condition
-------------------

     As of June 30, 2000, we had $29.5 million in cash, cash equivalents and securities available for sale and $26.9 million in working capital. By comparison, at December 31, 1999, we had $7.2 million in cash, cash equivalents and securities and $4.6 million in working capital. The increases in cash and working capital are attributable to our March 1, 2000 private placement of approximately 2.2 million shares of our common stock, which provided net proceeds of $28.2 million. These increases were partially offset by operating losses, investments in capital equipment and principal payments on capital lease obligations. We currently fund substantially all of our equipment purchases with capital leases.

     In conjunction with the Emerald joint venture, Elan agreed to loan us up to $12 million, in the form of convertible debt bearing 12% interest per annum, to fund our share of Emerald's research and development costs. Additionally, Elan agreed to purchase $5 million worth of our common stock, at our election, on the one-year anniversary of commencing the joint venture. As of June 30, 2000, we have not drawn any proceeds under the loan agreement. On July 21, 2000, we exercised our option to sell $5.0 million worth of Targeted Genetics common stock to Elan. According to the terms of our agreement, on August 9, 2000 we issued to Elan 382,739 shares of our common stock for $13.06 per share which represents a premium to market price.

     Since we began operations, our primary sources of revenue have been research funding under collaborative agreements, license fees and income earned from investments. These sources have covered approximately 20% of our expenses since we started business. Gene therapy products are subject to long development timelines and the risks of failure inherent in the development of products based on innovative technologies. Although our technology appears promising, we do not know whether any commercially viable products will result from our research and development activities. Because we do not anticipate that we will have any product-related revenue for at least the next several years, we expect to generate substantial additional losses in the future.

     We currently estimate that, based on our current planned rate of spending, our existing cash, cash equivalents and securities available for sale, together with the funding expected to be provided by our existing collaborative partners, will be sufficient to meet our operating and capital requirements well into
2002.   Although we expect to generate additional funding from new collaborative relationships before that time, we may not be successful in establishing additional collaborative relationships or in maintaining our existing ones. The assumed levels of revenue and expense underlying our estimates may not be accurate. Whether or not our assumptions prove to be accurate and regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our products.

Recent Accounting Changes
-------------------------

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. In June 2000, the SEC issued an update to SAB 101, which delays its implementation date until no later than the fourth quarter of fiscal years beginning after December 15, 1999. In response to SAB 101, we expect to change our method for recording nonrefundable up-front license fee revenue to a more preferable method of deferring this revenue over the term of the related collaborative agreements. While the SEC has not issued final guidance with respect to implementing SAB 101, we have estimated the impact of this change to be a cumulative charge of approximately $3.1 million, as of January 1, 2000, to reverse previously recognized up-front license fee revenue related to our November 1998 Celltech cystic fibrosis collaboration. We expect to defer this revenue prospectively over the remaining term of the Celltech collaboration agreement. We anticipate implementing this change during the second half of 2000, pending additional SEC and industry guidance.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), which clarifies guidance for certain issues related to the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The new guidance under FIN 44 would not have impacted our historical accounting for equity instruments and we do not believe that FIN 44 will have an impact on accounting for future equity instruments.

Factors Affecting Our Operating Results, Our Business and Our Stock Price
-------------------------------------------------------------------------

     In addition to the other information contained in this quarterly report, you should read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our stock could decline.

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

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of June 30, 2000, we have incurred cumulative losses totaling $111.2 million. We expect to continue to incur substantial additional losses in the future, due primarily to the following factors:

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

If our clinical trials are unsuccessful or we do not receive regulatory approval for our products, which are in the early stage of product development, we may be unable to generate sufficient revenue to maintain our business.

     We do not yet have products in the commercial markets. All of our potential products, including tgAAV-CF, our cystic fibrosis product candidate, tgDCC-E1A, our cancer product candidate, our hemophilia A product candidate, our arthritis product candidate and our pre-clinical AIDS vaccine candidate are in research and development or in early-stage clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. If we are unable to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to introduce and sell a quantity of products sufficient to maintain our business or secure additional financing to fund our operations.

Delays or unexpected costs in obtaining approval of our potential products or complying with governmental regulatory requirements could decrease our ability to generate revenue and make funding our operations more difficult.

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

If we or our business partners are unable to successfully market and distribute our potential products, our business will fail.

     We have no experience in sales and marketing. To market any products that may result from our development programs, we will need to develop marketing and sales capabilities, either on our own or with others. We intend to enter into collaborations with corporate partners to utilize the mature marketing and distribution capabilities of our partners. While we believe that these collaborative partners will be motivated to market and distribute our potential products, our current and potential future partners may not commit sufficient resources to commercializing our technology on a timely basis. Furthermore, our present or future collaborators may develop or market competing products. If our business partners do not successfully market and distribute our products and we are unable to develop sufficient marketing and distribution capabilities on our own, our business will fail.

The intense competition and rapid technological change in our market may result in pricing pressures and failure of our potential products to achieve market acceptance.

     We presently face competition from other companies developing gene and cell therapy technologies and from companies using more traditional approaches to treating human diseases. Most of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

     .    Research and development;
     .    Clinical trials;
     .    Obtaining FDA and other regulatory approvals;
     .    Manufacturing; and
     .    Marketing and distribution.

     Consequently, our competitors may be able to commercialize new products more rapidly than we do, or manufacture and market competitive products more successfully than we do. This could result in pricing pressures or our products failing to achieve market acceptance.

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

Our use of hazardous materials to develop our potential products exposes us to liability risks and the risk of regulatory limitation of our use of these materials, either of which could reduce our ability to generate revenue and make it more difficult to fund our operations.

     Our research and development activities involve the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from hazardous materials. If a hazardous material accident occurred, we would be liable for any resulting damages. This liability could exceed our financial resources. Additionally, hazardous materials are subject to regulatory oversight. Accidents unrelated to our operations could cause federal, state or local regulatory agencies to restrict our access to hazardous materials needed in our research and development efforts. If our access to these materials is limited, we could experience delays in our research and development programs. Paying damages or experiencing delays caused by restricted access could reduce our ability to generate revenue and make it more difficult to fund our operations.

The costs of product liability claims and product recalls could exceed the amount of our insurance, which could significantly harm our operating results or our reputation and result in a decline in the value of our stock.

     Our business activities expose us to the risk of liability claims or product recalls and any adverse publicity that might result from a liability claim against us. We currently have only limited amounts of product liability insurance, and the amounts of claims against us may exceed our insurance coverage. Product liability insurance is expensive and may not continue to be available on acceptable terms. A product liability claim not covered by insurance or in excess of our insurance or a product recall could significantly harm our financial results or our reputation. Either of these could result in a decline in our stock price, and you could lose all or part of your investment.

Future acquisitions could be difficult to integrate, disrupt our business and dilute shareholder value.

     In order to expand our potential product candidates and gain access to new technologies, we may acquire products, technologies or businesses that we believe are complementary to our existing product development programs. Acquisitions involve numerous risks, including

     . difficulties in assimilating the operations, technologies, products or potential products and personnel of the acquired company;
     .    the potential loss of key employees of the acquired company;
     .    the diversion of our management's attention from our core business;
     .    the assumption of known and unknown liabilities;
     .    potentially dilutive issuances of equity securities; and
     . acquisition- and integration-related costs and charges against earnings.

     Any of these factors could harm our business or operating results, which could result in a decline in our stock price. In addition, we may be unable to successfully integrate with our existing operations or gain any substantial benefit from products, technologies or businesses that we acquire in the future, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

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

Interest Rate Sensitivity
-------------------------

Short-Term Investments

     As of June 30, 2000, our short-term investments totalled $1.5 million (about 5%) of our $29.5 million cash, cash equivalents and short-term investment balance. Short-term investments consists of one highly liquid investment with a current maturity of two months. Because we expect to hold this investment until maturity, we do not expect the realized value of this investment to be affected to any significant degree by a sudden change in market interest rates. None of our short-term investments are held for trading purposes. We do not own derivative financial instruments.

Long-Term Obligations

     As of June 30, 2000, we had outstanding long-term obligations totaling $3.4 million, primarily related to capital equipment leases, leasehold improvements and our loan agreement with Celltech, at fixed interest rates of up to 13.64%. Because the interest rates on our long-term obligations are fixed, changes in interest rates would not have a material impact on our financial position. Increases in interest rates could, however, increase the interest expense associated with any future borrowings. We do not hedge against interest rate increases.

Market and Credit Risk
----------------------

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

Equity Price Risk
-----------------

     Our equity investments are limited to our ownership of 80.1% of Emerald, our joint venture with Elan, and an immaterial equity interest we have in a privately-held biotechnology company. Accordingly, we do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk
-----------------------------------

     We realize all of our revenue in dollars and receive substantially all of our cash from Celltech's U.S.-based operations and Emerald's Bermuda-based operations. Therefore, we do not have any significant direct foreign currency exchange rate risk and we do not hedge against foreign currency exchange rate changes.


PART II    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     We held an annual meeting of our shareholders on May 12, 2000. Of the 36,362,679 shares outstanding as of the record date for the annual meeting, (March 20, 2000), 29,725,264 shares, or 82% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

     One matter was submitted to our shareholders for approval at the annual meeting. Nelson L. Levy, H. Stewart Parker and Mark Richmond were elected as directors of Targeted Genetics, each receiving greater than 91% of the votes cast at the annual meeting.

     No other matters were submitted to a vote of our shareholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See the Index to Exhibits included in this quarterly report.

(b) We did not file any current reports on Form 8-K during the quarter ended June 30, 2000.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TARGETED GENETICS CORPORATION
                                             -----------------------------
                                                      (Registrant)



Date:   August 10, 2000                      /s/ H. STEWART PARKER
      -------------------                    -----------------------------
                                             H. Stewart Parker, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date:   August 10, 2000                      /s/ JAMES A. JOHNSON
      -------------------                    -----------------------------
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

                         Targeted Genetics Corporation


                               INDEX TO EXHIBITS

Exhibit
  No.      Description                                                                          Note
3.1        Restated Articles of Incorporation
3.2        Amended and Restated Bylaws (Exhibit 3.2)                                             (B)
4.1        Rights Agreement, dated as of October 17, 1996, between the Company and               (A)
           ChaseMellon Shareholder Services (Exhibit 2.1)
4.2        Registration Rights Agreement, dated as of July 21, 1999, by and                      (D)
           among the Company and Elan International Services, Ltd. (Exhibit 1.2)
4.3        First Amendment of Rights Agreement, dated July 21, 1999, between the Company and     (D)
           ChaseMellon Shareholder Services (Exhibit 1.9)
4.4        Warrant Agreements to purchase 2,000,000 shares of common stock of the Company,       (C)
           issued to Alkermes, Inc. on June 9, 1999. (Exhibit 10.38)
10.1       Canyon Park Building Lease, dated as of June 30, 2000, between the Company and
           CarrAmerica Corporation
27.1       Financial Data Schedule

      ____________

      (A) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed October 22, 1996.

      (B) Incorporated by reference to the designated exhibit included with the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 12, 1997.

      (C) Incorporated by reference to the designated exhibit included with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, filed on August 5, 1999.

      (D) Incorporated by reference to the designated exhibit included with the Company's Current Report on Form 8-K, filed August 4, 1999.