Form 10-Q
period 2000-09-30
TARGETED GENETICS CORP /WA/
filed 2000-11-14
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________ to ____________

                       Commission File Number:  0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


                  Washington                          91-1549568
                  ----------                          ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

           1100 Olive Way, Suite  100, Seattle, Washington    98101
           --------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

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

Yes  [x]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                     42,962,194
     ----------------------------         ---------------------------------
               (Class)                    (Outstanding at November 1, 2000)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                   For the quarter ended September 30, 2000

                               TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

     a)    Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                    3
     b)    Consolidated Statements of Operations for the three and nine
           months ended September 30, 2000 and 1999                                                      4
     c)    Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999                                                             5
     d)    Notes to Consolidated Financial Statements                                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                    27

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                             *
Item 2.    Changes in Securities and Use of Proceeds                                                    28
Item 3.    Defaults Upon Senior Securities                                                               *
Item 4.    Submission of Matters to a Vote of Security Holders                                           *
Item 5.    Other Information                                                                             *
Item 6.    Exhibits and Reports on Form 8-K                                                             29

SIGNATURES                                                                                              29


* No information is provided due to inapplicability of the item.

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                         TARGETED GENETICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
                                                             2000           1999
                                                        -------------   -------------
ASSETS                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                             $  38,831,228   $   4,100,798
  Securities available for sale                                     -       3,052,471
  Accounts receivable                                         638,762       1,837,212
  Prepaid expenses and other                                  357,810         269,864
                                                        -------------   -------------
      Total current assets                                 39,827,800       9,260,345

Property, plant and equipment, net                          4,504,561       4,021,466
Goodwill and other purchased intangibles                   39,487,976               -
Other assets                                                  959,434         410,667
                                                        -------------   -------------
                                                        $  84,779,771   $  13,692,478
                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   4,266,548   $   2,278,338
  Deferred revenue                                          1,334,000               -
  Accrued payroll and other liabilities                       565,621       1,181,555
  Current portion of long-term obligations                    986,341       1,160,174
                                                        -------------   -------------
      Total current liabilities                             7,152,510       4,620,067

Long-term obligations                                       2,640,071       2,106,897
Deferred revenue                                            2,625,000               -

Shareholders' equity:
  Series A preferred stock, $.01 par value; 6,000,000
    shares authorized, none outstanding                             -               -
  Series B convertible exchangeable preferred
    stock, $.001 par value; 12,015 shares authorized,
    issued and outstanding at September 30, 2000
    and December 31, 1999                                  13,047,172      12,390,513
  Common stock $.01 par value; 80,000,000 shares
    authorized, 42,817,297 and 34,019,175
    shares outstanding at September 30, 2000
    and December 31, 1999                                 198,498,165      98,122,922
  Accumulated deficit                                    (138,911,980)   (103,532,432)
  Deferred compensation                                      (271,167)              -
  Accumulated other comprehensive loss                              -         (15,489)
                                                        -------------   -------------
      Total shareholders' equity                           72,362,190       6,965,514
                                                        -------------   -------------
                                                        $  84,779,771   $  13,692,478
                                                        =============   =============

         The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                               ----------------------------  ----------------------------
                                                   2000           1999           2000           1999
                                               ------------   ------------   ------------   ------------
Revenue:
  Collaborative agreements                     $  5,842,928   $  1,364,545   $  8,916,394   $  3,987,662
  Collaborative agreements with affiliates          499,854              -      1,353,914              -
                                               ------------   ------------   ------------   ------------
      Total revenue                               6,342,782      1,364,545     10,270,308      3,987,662

Operating expenses:
  Research and development                        4,504,874      3,636,415     12,760,674     10,296,869
  Technology license fee                                  -              -              -      3,200,000
  Acquired in-process research
     and development                             28,029,000              -     28,029,000              -
  Amortization of acquisition
     related intangibles                            150,961              -        150,961              -
  General and administrative                      1,119,417        967,624      3,317,990      2,408,474
                                               ------------   ------------   ------------   ------------
      Total operating expenses                   33,804,252      4,604,039     44,258,625     15,905,343
                                               ------------   ------------   ------------   ------------

Loss from operations                            (27,461,470)    (3,239,494)   (33,988,317)   (11,917,681)

Equity in loss of joint venture                    (622,695)   (12,015,000)    (1,794,226)   (12,015,000)
Investment income                                   576,819        123,589      1,256,076        344,744
Interest expense                                    (67,957)       (57,632)      (196,422)      (163,335)
                                               ------------   ------------   ------------   ------------

Net loss                                        (27,575,303)   (15,188,537)   (34,722,889)   (23,751,272)

Accretion of dividend on preferred stock           (224,106)      (163,602)      (656,659)      (163,602)
                                               ------------   ------------   ------------   ------------

Net loss applicable to common stock            $(27,799,409)  $(15,352,139)  $(35,379,548)  $(23,914,874)
                                               ============   ============   ============   ============

Basic and diluted net loss per common share          $(0.74)        $(0.46)        $(0.98)        $(0.76)
                                               ============   ============   ============   ============

Shares used in computation of basic and
  diluted net loss per common  share             37,385,294     33,190,783     36,210,196     31,559,622
                                               ============   ============   ============   ============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                    2000          1999
                                                                               ------------   ------------
Operating activities:
Net loss                                                                       $(35,379,548)  $(23,914,874)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  In-process research and development                                            28,029,000              -
  Equity in loss of joint venture                                                 1,794,226     12,015,000
  Technology license fee paid with common stock and warrants                              -      3,200,000
  Depreciation and amortization                                                   1,316,038      1,133,704
  Accretion on preferred stock                                                      656,659              -
  Changes in operating assets and liabilities:
     Increase in deferred revenue                                                 3,959,000              -
     Decrease (increase) in accounts receivable                                   1,198,450     (1,240,199)
     Decrease (increase) in other assets                                           (486,908)       206,317
     Decrease in accounts payable and accrued liabilities                          (848,444)      (143,322)
     Decrease in accrued interest on securities
       available for sale                                                            44,026         79,531
                                                                               ------------   ------------
  Net cash provided by (used in) operating activities                               282,499     (8,663,843)
                                                                               ------------   ------------

Investing activities:
Maturities of securities available for sale                                       3,023,934      6,881,277
Investment in unconsolidated joint venture                                       (1,794,226)             -
Purchases of property, plant and equipment                                         (800,208)    (1,379,568)
Purchases of securities available for sale                                                -       (494,314)
                                                                               ------------   ------------
     Net cash provided by investing activities                                      429,500      5,007,395
                                                                               ------------   ------------

Financing activities:
Net proceeds from issuance of equity securities                                  33,148,082      6,575,208
Proceeds from leasehold improvement and equipment financing                         671,594        960,283
Net proceeds from stock option and warrant exercises                              1,097,428         21,333
Payments under capital leases and installment loans                                (898,673)      (794,859)
                                                                               ------------   ------------
  Net cash provided by financing activities                                      34,018,431      6,761,965
                                                                               ------------   ------------

Net increase in cash and cash equivalents                                        34,730,430      3,105,517
Cash and cash equivalents, beginning of period                                    4,100,798      1,870,841
                                                                               ------------   ------------
Cash and cash equivalents, end of period                                       $ 38,831,228   $  4,976,358
                                                                               ============   ============

Supplemental disclosure of noncash investing and financing activities:
  Investment in joint venture                                                  $          -   $ 12,015,000
  Equipment financed through capital lease                                          105,451        153,677
  Equity instruments issued for acquisitions                                     66,129,733              -


         The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Targeted Genetics Corporation include the accounts of Genovo, Inc., its wholly-owned subsidiary. The financial statements included in this quarterly report have been prepared by Targeted Genetics without audit, according to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted according to these rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the audited and unaudited consolidated financial statements and accompanying footnotes for the year ended December 31, 1999 included in the Targeted Genetics' annual report on Form 10-K for the year ended December 31, 1999 and the quarters ended March 31 and June 30, 2000, included in Targeted Genetics' quarterly reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, respectively.

Note 2.   Acquisition of Genovo

     On September 19, 2000, Targeted Genetics acquired all of the outstanding shares of capital stock of Genovo, Inc, a development-stage biotechnology company specializing in viral gene delivery. Targeted Genetics accounted for the acquisition of Genovo as a purchase transaction. Aggregate consideration for the acquisition was approximately $66.4 million, which consisted of the following:

     Total consideration:
     Issuance of 5,250,805 shares of common stock                   $58,461,000
     Fair value of options to purchase 1,302,034 shares
       of common stock                                                7,668,000
     Transaction costs                                                  584,000
     Less: intrinsic value of unvested stock options                   (301,000)
                                                                    -----------
     Total                                                          $66,412,000


     The 5,250,805 shares issued as merger consideration were valued at $11.1337 per share based on the average share price of Targeted Genetics common stock for the time period beginning four trading days before the announcement of the acquisition through four trading days after the announcement. The common stock issued in connection with the acquisition includes 851,873 shares issued to Biogen, Inc. in exchange for its rights to certain Genovo technologies. These shares represent the negotiated value of the Genovo technology rights which were previously transferred by Genovo to Biogen. Merger consideration also includes 550,872 shares of Targeted Genetics common stock that are held in escrow pending the resolution of specified legal and contractual issues.

     Stock option consideration included in the acquisition consideration represents the aggregate value of Genovo stock options converted into Targeted Genetics options less approximately $301,000, the intrinsic value of the options that vest over future service periods. The fair value of the 1,302,034 options issued as merger consideration include employee stock options to purchase 679,444 shares and Genzyme's option to purchase 622,590 shares of common stock.

     Transaction costs include attorney fees, accounting fees, valuation advisory fees and printing costs.

     Under two circumstances, subsequent to the merger of Targeted Genetics and Genovo, Targeted Genetics may issue additional shares of its common stock as merger consideration to the former Genovo common stockholders and stock-option-plan optionholders as follows:

     . Because certain Genovo licensing arrangements were unresolved at the time of the merger, Targeted Genetics and Genovo agreed to establish an escrow of 700,000 shares of Targeted Genetics common stock as potential additional merger consideration pending resolution of these issues. These shares are held in escrow for the benefit of former Genovo stockholders. All or a portion of the shares will be released to the stockholders if Targeted Genetics successfully renegotiates these license terms no later than 18 months after the merger.

     . In connection with the merger and an August 1999 collaborative research agreement between Genzyme Corporation and Genovo, Targeted Genetics assumed Genzyme's outstanding option to purchase Genovo capital stock in two tranches. Subsequent to the merger, Genzyme exercised the first option tranche to purchase 311,295 shares of Targeted Genetics common stock at $12.8495 per share. In August 2001, Genzyme may exercise the second option tranche and acquire up to an additional 311,295 shares of Targeted Genetics common stock (as successor company to Genovo) also at a price of $12.8495 per share. If at that time, Genzyme should elect to purchase fewer than 311,295 shares of Targeted Genetics stock, the former Genovo shareholders and optionholders will receive additional purchase price consideration in the form of shares equal to one-half the difference between the number of shares purchased by Genzyme and the 311,295 shares purchasable by Genzyme.

     The potential issuance of the escrowed shares and the additional purchase price consideration is not included in the calculation of the purchase price as it is contingent upon future events. In each case, the fair value of the shares issued to the former Genovo shareholders, if any, will be determined on the date of resolution of the matters and will be reflected as additional purchase price.

     While at the time of acquisition none of the Genovo technology programs was at a stage beyond early research and development, each identified program had specific objectives and data supporting its intended purpose in the field of gene delivery. The aggregate purchase price exceeded the fair value of tangible and intangible assets acquired by approximately $28.0 million. This amount was allocated to in-process research and development (IPR&D) and expensed during the third quarter of 2000. The aggregate purchase price was allocated, based on estimated fair values on the acquisition date, as follows:

Acquired in-process research and development     $28,029,000
Assembled work force                                 605,000
Employment contracts                               1,010,000
Tangible assets acquired                           1,491,000
Liabilities assumed                               (2,765,000)
Acquired AAV know-how                             12,723,000
Goodwill                                          25,319,000
                                                 -----------
Total purchase price                             $66,412,000
                                                 ===========

     The Company will amortize the acquired assets associated with the Genovo purchase as follows:

Acquired asset:                                 Amortization period
Assembled work force                                 4 years
Employment contracts                                 2 years
Tangible assets acquired                          remaining life
Acquired AAV know-how                                7 years
Goodwill                                             7 years


     Acquired in-process research and development in the merger was evaluated utilizing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which had not reached technological feasibility at the effective time of the merger. The cash flow projections for revenue are based on estimates of growth rates and the aggregate size of the markets for each product or technology; the probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product sales cycles; and the estimated life of the product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. The rates utilized to discount projected cash flows were 30% to 45% for in-process technologies depending on the relative risk of each in-process technology and were based primarily on Targeted Genetics' internal rates of return, cost of capital, rates of return for research and development and the weighted average cost of capital at the time of acquisition. Projected operating expenses include general and administrative expenses, and research and development costs.

     Targeted Genetics based all of the foregoing estimates and projections regarding the Genovo acquisition on assumptions that it believed to be reasonable at the time of the acquisition, but which are inherently uncertain and unpredictable. If Targeted Genetics does not successfully develop the projects and technologies considered in these estimates, its business, operating results, and financial condition may be adversely affected. As of the date of the acquisition, management concluded that the technologies under development, once completed, could be economically used only for their specifically intended purposes and that the in-process technology had no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If Targeted Genetics fails in its development efforts, no alternative economic value will result from these technologies. If the projects fail, the economic contribution projected to be made by the IPR&D will not materialize. The risk of unsuccessful or untimely completion includes the risk that Targeted Genetics' competitors will develop alternative gene delivery technologies or will develop more effective or economically feasible technologies using more traditional approaches to treating human diseases.

     The following table reflects unaudited consolidated pro forma results of operations for the nine months ended September 30, 2000 which give effect to the Genovo acquisition as if it had occurred on January 1, 2000 and for the nine months ended September 30, 1999 which give effect to the Genovo acquisition as if it had occurred on January 1, 1999. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisition had been effective at the beginning of each of these periods. The pro forma information does not include the one-time charges for purchased IPR&D or other transaction-related costs relating to the acquisition of Genovo:

For the nine months ended:

                                             September 30, 2000     September 30, 1999
                                             ------------------     ------------------
 Revenue                                         $ 14,129,000           $  7,451,000
 Net loss                                         (20,277,000)           (33,080,000)
 Basic and diluted net loss per share                   (0.49)                 (0.90)
 Shares used in computation of basic and
  diluted net loss per common  share               41,462,000             36,810,000


Note 3.   Biogen Collaboration

     On September 19, 2000, Targeted Genetics established a multiple-product development and commercialization collaboration with Biogen, Inc. Under the terms of the Biogen agreements, Targeted Genetics will develop up to four new gene therapy product candidates with Biogen. The specific genes to be delivered will be determined by Biogen and Targeted Genetics over the next three years. In addition, Targeted Genetics will provide process development assistance related to Biogen's manufacturing of an existing gene therapy product candidate currently in clinical development for the treatment of glioma, resulting in a total of up to five products covered by the collaboration. Biogen paid Targeted Genetics $8 million upon initiation of the collaboration and will provide Targeted Genetics with a minimum of $3 million in research and development funding over three years, at a rate of $1 million per year. The $8 million up-front payment made by Biogen included prepaid research and development funding of $3 million. Under the terms of the collaborative agreements, Targeted Genetics granted Biogen an exclusive worldwide license to sell products developed in the collaboration and assumed responsibility for manufacturing and supplying bulk vector supplies to support product development, clinical trials and product commercialization.

     In the third quarter of 2000, Targeted Genetics recognized $5 million of up-front revenue from the Biogen collaboration. Targeted Genetics will recognize revenue on the remaining $3 million of up-front payment and the $1 million of minimum annual project funding as it performs research and development efforts. Targeted Genetics performed no research and development efforts attributable to the Biogen collaboration agreements in the quarter ending September 30, 2000.

     Biogen also agreed to provide loans up to $10 million to Targeted Genetics over the next five years and to purchase up to $10 million of Targeted Genetics common stock, each at the discretion of Targeted Genetics. Targeted Genetics may make up to five draws against the $10 million loan amount with any draws bearing interest at market rates. Targeted Genetics can elect to have Biogen purchase the common stock in one or more tranches during the first three years of the agreement. The price per share for each purchase shall equal the average of the daily closing prices of a share of Company common stock for a certain period of time before and after each exercise date.

     Assuming successful commercialization of products under the collaboration with Biogen, Targeted Genetics could receive an aggregate of up to $125 million in license fees, development funding, milestone payments, loans and equity investments connected to the Biogen agreements. Targeted Genetics will receive royalties based upon sales of products that result from the collaborative product development efforts or will sell product to Biogen at transfer prices that include sales-based and cost-based components. The research and development funding agreement is effective to September 30, 2003 with options to extend the term if both parties agree. The product manufacturing and supply provisions of the agreement are effective for the term of the patents covering the Targeted Genetics technology. Although Biogen may terminate the development agreements any time following the first anniversary of the agreements, Biogen's obligations to pay the minimum annual project funding (totaling $3 million over three years) would continue.

Note 4.   Genzyme Collaboration

     On August 30, 1999, Genovo entered into a Development and License Agreement with Genzyme Corporation under which Genovo was committed to perform, at its own cost, up to $2.9 million per year of research and development activities for up to three years. A separate agreement also provided for Genzyme to purchase up to $11.4 million of Genovo equity, of which $3.4 million has been purchased as of September 30, 2000. Upon the achievement of certain regulatory milestones, Genzyme is be required to make milestone payments to Genovo and pay royalties to Genovo on sales of products developed under the agreement. The initial term of the agreement is three years and may be cancelled by Genzyme at any time with notice. Targeted Genetics assumed the Genzyme agreements when it acquired Genovo. None of the aforementioned milestones has been reached as of September 30, 2000.

     On November 4, 2000, Targeted Genetics and Genzyme agreed to amend the the August 1999 Development and License Agreement originally established with Genovo by expanding the technological scope and financial terms. Genzyme and Targeted Genetics also agreed to a development plan for the second year of the three-year collaborative effort. Subsequently, Genzyme exercised its option to purchase 311,295 shares of Targeted Genetics' common stock at the purchase price of $12.8495, providing $4.0 million of proceeds to the Company.

Note 5.   Emerald Gene Systems

     In July 1999, Targeted Genetics and Elan Corporation, plc ("Elan") formed Emerald Gene Systems, Ltd. ("Emerald"), a joint venture to develop enhanced gene delivery technology and products utilizing Targeted Genetics' gene therapy expertise and Elan's drug delivery expertise. Targeted Genetics currently owns an 80.1% interest in Emerald and Elan owns 19.9% (non-voting). Although Targeted Genetics owns 100% of the voting common shares, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights," as defined by the FASB's Emerging Issues Task Force Bulletin 96-16, Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Elan's participating rights prevent Targeted Genetics from exercising control over Emerald. Accordingly, Targeted Genetics does not consolidate the financial statements of Emerald but instead accounts for its investment in Emerald under the equity method of accounting. Targeted Genetics recognized $500,000 and $1.4 million of revenue during the quarter and nine month periods ended September 30, 2000. The Company recognized no revenue from Emerald during the third quarter or first nine months of 1999 as the Emerald collaboration began in the fourth quarter of 1999. Emerald's unaudited results for the three and nine months ended September 30, 2000 were as follows:

                          EMERALD GENE SYSTEMS, LTD.

                           CONDENSED BALANCE SHEETS

                                                September 30, 2000   December 31, 1999
                                                -------------------  ------------------
                                                    (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                        $      3,831        $          -
     Prepaid expenses                                        3,801               2,250
                                                      ------------        ------------
       Total current assets                           $      7,632        $      2,250
                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses            $      9,658        $      6,350
     Due to shareholders and related parties               263,761             738,346
                                                      ------------        ------------
          Total current liabilities                        273,419             744,696
                                                      ------------        ------------

Shareholders' equity:
     Share capital                                          12,000              12,000
     Contributed surplus                                17,706,668          14,988,000
     Accumulated deficit                               (17,984,455)        (15,742,446)
                                                      ------------        ------------
       Total shareholders' deficit                        (265,787)           (742,446)
                                                      ------------        ------------
                                                      $      7,632        $      2,250
                                                      ============        ============


                          EMERALD GENE SYSTEMS, LTD.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three months ended    Nine months ended
                                   September 30, 2000   September 30, 2000
                                   -------------------  -------------------
Revenue                                     $       2          $       177
Operating expenses:
     Research and development                 776,058            2,224,108
     General and administrative                 3,367               18,078
                                            ---------          -----------
                                              779,425            2,242,186
                                            ---------          -----------
Net loss                                    $(779,423)         $(2,242,009)
                                            =========          ===========

                          EMERALD GENE SYSTEMS, LTD.

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Nine months ended
                                                         September 30, 2000
                                                         ------------------
Operating activities:
Net loss                                                     $(2,242,009)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Changes in operating assets and liabilities:
     Decrease in accounts payable and accrued liabilities       (471,277)
     Decrease in other assets                                     (1,551)
                                                             -----------
  Net cash used in operating activities                       (2,714,837)
                                                             -----------

Financing activities:
Net proceeds from additional equity investment                 2,718,668
                                                             -----------
  Net cash provided by financing activities                    2,718,668
                                                             -----------
Net increase in cash and cash equivalents                          3,831

Cash and cash equivalents, beginning of period                         -
                                                             -----------
Cash and cash equivalents, end of period                     $     3,831
                                                             ===========


Note 6.   Comprehensive Loss

     For the three and nine months ended September 30, 2000 and September 30, 1999, the Company's comprehensive loss was as follows:

                                            Three months ended             Nine months ended
                                              September 30,                  September 30,
                                       ----------------------------  -----------------------------
                                           2000           1999            2000           1999
                                       ------------   ------------    ------------   ------------
Net loss                               $(27,575,303)  $(15,188,537)   $(34,722,889)  $(23,751,272)
Other comprehensive income:
  Unrealized holding gains (losses)
     during the period                        3,357          8,327          15,489        (42,549)
                                       ------------   ------------    ------------   ------------
Total comprehensive income             $(27,571,946)  $(15,180,210)   $(34,707,400)  $(23,793,821)


Note 7.   Recent Accounting Changes

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. The Company will adopt SAB 101 in the fourth quarter of 2000. Targeted Genetics is evaluating SAB 101's potential future impact on its financial position and results of operations with respect to up-front fees and milestone payments it earned under collaborative agreements and manufacturing agreements. Targeted Genetics continues to recognize fees in accordance with its historical revenue recognition policy while it evaluates the impact of SAB 101. It is possible that, under SAB 101, certain of these fees, including the $5 million up-front fee received from Biogen as described in Note 3 and a $5 million up-front fee received from Celltech Group plc in November 1998 with respect to Targeted Genetics' cystic fibrosis collaboration, would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Standard No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Targeted Genetics does not expect the adoption of Standard No. 133 to have a material impact on its consolidated financial statements as Targeted Genetics does not currently hold any derivative instruments.

Note 8.   Subsequent Events

     In November 2000, the Company announced that it had entered into a collaboration to develop gene therapy products for the treatment of hemophilia with Genetics Institute, the biotech research division of Wyeth-Ayerst, a division of American Home Products Corporation. Under the terms of the agreement, Targeted Genetics has agreed to collaborate on the development of adeno-associated virus (AAV) vector based products for hemophilia A and, potentially, for hemophilia B.

     Genetics Institute has agreed to pay Targeted Genetics $5 million in up-front payments, up to $15 million for development of the hemophilia A product over the next three years and, subject to the achievement of specified objectives, development and commercialization milestones. Targeted Genetics also granted Genetics Institute an option to collaborate on the development of hemophilia B products which, if developed, would trigger additional payments to Targeted Genetics. Genetics Institute, has agreed to manage and fund the costs of clinical trials and related regulatory filings required for product approval and marketing. Wyeth/Genetics Institute will retain global marketing rights for any products resulting from the alliance.

     Under the terms of the agreements, Genetics Institute also has agreed to loan Targeted Genetics, up to $10 million to finance certain manufacturing facility expansions. In addition,

Genetics Institute has agreed to pay Targeted Genetics to manufacture product for clinical trials and, upon approval, for commercial use according to a sales-based formula.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Some of the statements contained in or incorporated by reference into this quarterly report on Form 10-Q are forward-looking statements. Forward-looking statements involve current expectations or forecasts of future events and other statements that are not historical facts. Inaccurate assumptions and known or unknown risks and uncertainties can affect the accuracy of forward-looking statements. Any or all of the forward-looking statements contained in this quarterly report, incorporated by reference into this quarterly report, or included in any materials we release to the public from time to time may turn out to be incorrect. Actual results could differ materially from those expressed in the forward-looking statements for a number of reasons, including the factors discussed in the section of this quarterly report entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price."

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statement to reflect new information or circumstances or the occurrence of unanticipated events. Other risks besides those described in this quarterly report could also affect actual results. Moreover, we cannot assess the impact of any particular risk factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Results of Operations

     Revenue. Revenue for the quarter ended September 30, 2000 increased to $6.3 million from $1.4 million for the third quarter of 1999. Revenue for the nine months ended September 30, 2000 increased to $10.3 million from $4.0 million for the same period in 1999. The revenue increases in both periods were due to receipt of a $5 million up-front payment upon the initiation of a multi-year, multi-product collaboration with Biogen, Inc. and increases in revenue from Emerald Gene Systems, our gene delivery joint venture with Elan Corporation, plc. These increases were partially offset by decreased revenue from our cystic fibrosis product development collaboration with Celltech Group plc.

     R&D Expenses. Research and development expenses for the quarter ended September 30, 2000 increased to $4.5 million from $3.6 million for the third quarter of 1999. Research and development expenses increased to $12.8 million for the first nine months of 2000 from $10.3 million for the same period in 1999. The increases in both periods are attributable to the hiring of additional research scientists to support our Emerald collaboration and the hiring of additional clinical and regulatory personnel to administer our cystic fibrosis and cancer clinical trials, to increased costs associated with our cancer and preclinical hemophilia product development efforts and to increased legal costs related to our patent portfolio. We expect to see continued increases in quarterly research and development costs attributable to operating the former Genovo facility and developing our preclinical gene therapy product candidates for cancer, hemophilia, AIDS and arthritis. Our costs will also vary depending on the level of clinical trial activity occurring in each quarter.

     License Fees. Technology license fees for the first nine months of 1999 were attributable to a $3.2 million noncash charge related to the issuance of stock and warrants to Alkermes, Inc. in exchange for an exclusive sublicense to a patent for the manufacture of adeno-associated viral (AAV) vectors, which we use in our cystic fibrosis, hemophilia, AIDS vaccine and arthritis programs. We issued 500,000 shares of our common stock and warrants to purchase up to 2,000,000 additional shares in exchange for this technology license. Except for the technology license fees paid by Emerald Gene Systems, described below, we had no technology license fee expenses in the third quarter of 2000 or the third quarter of 1999 and had no technology license fee expenses in the first nine months of 2000.

     IPR&D. In the quarter ended September 30, 2000, we incurred in-process research and development (IPR&D) expense of $28.0 million which reflects the amount allocated to IPR&D that we acquired when we purchased Genovo, Inc.

     The IPR&D from the Genovo acquisition represents the present value of the estimated after-tax cash flows that we expect to be generated by the purchased technology that, as of the acquisition date, had not yet reached technological feasibility. We based the cash flow projections for revenues on estimates of growth rates and the aggregate size of the markets for each product, the probability of technical success given the stage of development at the time of acquisition, royalty rates based on prior licensing agreements, product sales cycles, and the estimated life of the product's underlying technology. We deducted our estimated operating expenses and income taxes from our estimated revenue projections to arrive at our estimated after-tax cash flows. The rate that we used to discount projected cash flows ranged from 30% to 45% for in-process technologies, which we based primarily on internal rates of return, cost of capital, rates of return for research and development and the weighted average cost of capital for us at the time of acquisition. Our projected operating expenses include general and administrative expenses and research and development costs.

     We acquired ongoing IPR&D projects from Genovo in the fields of adeno-associated virus (AAV) manufacturing platform, hyperlipidemia, lysosomal storage disorders (LSD), glioma and hemophilia. Of the IPR&D amount, approximately $19.6 million is related to AAV manufacturing platform projects, approximately $7.5 million is related to hyperlipidemia projects, approximately $538,000 is related to hemophilia projects, approximately $217,000 is related to LSD projects, and the remaining approximately $177,000 is related to glioma projects. We assigned values to these programs, based on the discounted cash flows currently projected from the technologies acquired. If we do not successfully develop these programs, our business, operating results, and financial condition may be adversely affected.

 . Genovo's AAV Manufacturing Platform projects are efforts to manufacture AAV as a stable gene therapy vector capable of delivering genes to a variety of dividing and non-dividing cells. Several companies are studying AAV vectors for gene transfer in a broad range of chronic disease indications. Genovo has identified patient populations for potential projects and potential partners as candidates for using its early-stage manufacturing platform to develop specific AAV vectors to deliver candidate genes. Genovo has estimated that the additional research and development costs to complete the AAV manufacturing platform projects in 2007 will be approximately $23.8 million. Additional AAV platform projects in early development stages are scheduled for completion by 2008 and 2009. As of the acquisition date Genovo had made progress in this field in the areas of bench processes, establishing Good Laboratory Procedures (GLP) grade processes and scale-up processes. Significant risk for the AAV Manufacturing Platform projects remain in relation to completing scale-up efforts, and establishing, validating and commercializing Good Manufacturing (GMP) grade processes.

 . Hyperlipidemia is an elevation of lipids in the bloodstream that are transported as part of large molecules called lipoproteins. Genovo's hyperlipidemia technology is targeted at patient populations requiring treatment of elevated cholesterol and patients with existing cardiovascular disease. Genovo plans to jointly develop with a partner a gene therapy product to treat hyperlipidemia. Genovo has estimated that a hyperlipidemia technology will be completed in 2007, at a cost of an additional $16.0 million in research and development. As of the acquisition date, Genovo had made progress in the areas of discovery, research, and preclinical work.

 . Lysosomal storage disorders (LSD) are a family of approximately 40 genetic diseases, each of which typically affects fewer than 5,000 to 10,000 people worldwide. These diseases are normally single-gene defects that affect the production of one or more lysosomal enzymes, leading to abnormal deposits of substrates within lysosomal vacuoles. Genovo is developing with a partner a gene therapy product to treat LSD. Genovo has estimated the additional costs to complete its LSD technologies at $9.0 million, with a targeted completion date in 2007. As of the acquisition date, Genovo had made progress in this field in the areas of discovery, research, and preclinical work.

 . Genovo's glioma technology is intended to treat brain tumors in adults. These tumors, which are highly malignant, are nearly always fatal and currently have no known curative treatment. Genovo is developing with a partner a gene therapy product to treat glioma. Genovo has estimated the additional costs to complete its glioma technologies at $750,000, with a targeted completion date in 2006. As of the acquisition date, Genovo had made progress in this field in the areas of discovery, research, and preclinical work.

 . Hemophilia is an x-chromosome linked recessive clotting disorder caused by a mutation in one of the body's plasma proteins and results in prolonged external and/or internal bleeding. Genovo plans to jointly develop with a partner a gene therapy product to treat hemophilia. Genovo has estimated the additional costs to complete its hemophilia technologies at $12.0 million, with a targeted completion date in 2009. As of the acquisition date, Genovo had made progress in this field in the areas of discovery, research, and preclinical work.

     We based all of the these estimates and projections on assumptions we believed to be reasonable at the time of the acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results, and financial condition may be adversely affected. As of the date of the acquisition, we concluded that the technologies under development, once completed, can be economically used only for their specifically intended purposes and that the in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives, and uniqueness of developments to these objectives. If the projects fail, the economic contribution we project the IPR&D to make will not materialize. The risk of untimely completion includes the risk that competitors will develop alternative products.

     Amortization of Acquisition Related Intangibles. In the quarter ended September 30, 2000 and for the first nine months of 2000 the Company recorded amortization expense of $151,000 for goodwill, non-compete agreements and work force know-how that we acquired when we purchased Genovo, Inc.

     General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2000 increased to $1.1 million from $1.0 million for the third quarter of 1999. General and administrative expenses for the first nine months of 2000 increased to $3.3 million from $2.4 million for the same period in 1999. The increases in both periods reflect greater investment in business development, increased shareholder communications costs and costs of general support to our growing number of collaborative partnerships.

     Losses from Emerald. We recognized losses of $623,000 in the third quarter of 2000 and losses of $1.8 million in the first nine months of 2000, representing our 80.1% share in the losses of the Emerald joint venture. Results for the third quarter and first nine months of 1999 include our 80.1% share of a license fee paid by Emerald for exclusive rights to use specified Elan drug delivery technologies within the gene delivery field. We did not incur any other ongoing expenses related to Emerald in the third quarter or first nine-months of 1999.

     Investment Income. Investment income for the quarter ended September 30, 2000 increased to $577,000 from $124,000 for the third quarter of 1999. Investment income for the first nine months of 2000 increased to $1.3 million from $345,000 for the comparable period in 1999. The increases in both periods resulted from the investment of the net proceeds from our March 1, 2000 private placement of approximately 2.2 million shares of our common stock.

     Interest Expense. Interest expense for the quarter ended September 30, 2000 increased to $68,000 from $58,000 for the third quarter of 1999. Interest expense for the first nine months of 2000 increased to $196,000 from $163,000 in the same period in 1999. The increases in both periods were due primarily to higher average outstanding principal balances in 2000.

Financial Condition

     As of September 30, 2000, we had $38.8 million in cash and cash equivalents and $32.7 million in working capital. In comparison, at December 31, 1999, we had $7.2 million in cash, cash equivalents and securities available for sale and $4.6 million in working capital. The increases in cash and working capital are mainly attributable to our March 2000 private placement of approximately 2.2 million shares of our common stock, which provided net proceeds of $28.2 million. We also increased our cash balance by $8.0 million in September 2000 with the up-front payment we received when we entered into the collaborative agreement with Biogen. Additionally, in July 2000, we exercised our option under agreements related to our Emerald joint venture, to sell 382,739 shares of our stock to Elan, resulting in proceeds of $5.0 million. These increases were partially offset by operating losses, investments in capital equipment and principal payments on capital lease obligations. We currently fund substantially all of our equipment purchases with capital leases.

     In conjunction with the Emerald joint venture, Elan agreed to loan us up to $12 million, in the form of convertible debt bearing 12% interest per annum, to fund our share of Emerald's research and development costs. In connection with the Biogen collaboration, Biogen agreed to loan us up to $10 million, in the form of a term loan bearing interest at market-based rates, and agreed to purchase up to $10 million of our common stock at market rates, each at our option. As of September 30, 2000, we have not drawn any proceeds under either loan agreement nor exercised our right to have Biogen purchase our common stock.

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

     We currently estimate that, based on our current planned rate of spending, our existing cash, cash equivalents and securities available for sale, together with the funding projected to be provided by our existing collaborative partners, will be sufficient to meet our operating and capital requirements well into 2002. Although we expect to generate additional funding from new collaborative relationships before that time, we may not be successful in establishing additional collaborative relationships or in maintaining our existing ones. The assumed levels of revenue and expense underlying our estimates may not be accurate. Whether or not our assumptions prove to be accurate and regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our product candidates.

Recent Accounting Changes

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides the SEC's views on applying generally accepted accounting principles to revenue recognition issues. The Company will adopt SAB 101 in the fourth quarter of 2000. We are evaluating SAB 101's potential future impact on our financial position and results of operations with respect to how we recognize up-front fees and milestone payments under collaborative agreements and manufacturing agreements. We continue to recognize fees in accordance with our historical revenue recognition policy while we evaluate the impact of SAB 101. In November 1998 we received a $5 million up-front payment from Celltech Group plc with respect to our ongoing cystic fibrosis collaboration. In September 2000 we received a $5 million up-front payment from Biogen as described in Note 3 to the consolidated financial statements. It is possible that, under SAB 101, certain of these fees would be required to be deferred and recognized as revenue over future periods rather than immediately on a one-time basis.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Standard No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We do not expect the adoption of Standard No. 133 to have a material impact on our consolidated financial statements as we do not currently hold any derivative instruments.

Factors Affecting Our Operating Results, Our Business and Our Stock Price

     In addition to the other information contained in this prospectus, you should read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our stock could decline.

If we are unable to secure financing on terms acceptable to us for future capital needs, we will be unable to fund continuing operations.

     Developing and commercializing our potential products will require substantial additional financial resources. Because internally generated cash flow will not fund development and commercialization of our products, we will look to outside sources for funding. These sources could involve one or more of the following types of transactions:

     .  technology partnerships;
     .  technology sales;
     .  technology licenses;
     .  issuing debt; or
     .  issuing equity.

     If we cannot obtain additional financing when needed or on acceptable terms, we will be unable to fund continuing operations.

We have a history of losses and may never become profitable, which could result in a decline in the value of our common stock and a loss of your investment.

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of September 30, 2000, we have incurred cumulative losses totaling $138.8 million. We expect to continue to incur substantial additional losses in the future, due primarily to the following factors:

     . all of our products are in a testing phase and have not received regulatory approval; and
     .  we will spend significant amounts on operating expenses.

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

     All of our potential products are in research and development or in early-stage clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. Our clinical trials may not demonstrate the safety and efficacy of any potential product, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product. After a successful clinical trial, we cannot market any product in the United States until we receive regulatory approval. If we are unable to gain regulatory approval of any product after successful clinical trials, we may be unable to generate sufficient product revenue to maintain our business.

Delays or unexpected costs in obtaining approval of our potential products or complying with governmental regulatory requirements could make it more difficult to maintain or improve our financial condition.

     The regulatory process in the gene therapy industry is costly, time consuming and subject to unpredictable delays. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approval could decrease our ability to generate product sales revenue. In addition, all manufacturing operations are subject on an ongoing basis to the current Good Manufacturing Practices, or GMP, requirements of the Food and Drug Administration, or FDA. While we currently anticipate that we will be able to manufacture products that meet this requirement, we may be unable to attain or maintain compliance with current or future GMP requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable regulatory requirements, we may suffer restrictions on our ability to market the product, including mandatory withdrawal of the product from the market. This, or an unexpected increase in the cost of compliance, could make it more difficult to maintain or improve our financial condition.

Failure to recruit patients could delay or prevent clinical trials of our potential products, which could cause a delay or inability to develop our potential products.

     Identifying and qualifying patients to participate in testing our potential products is critical to our near-term success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our products. Delays in recruiting or enrolling patients to test our products could result in increased costs, delays in advancing our product development, delays in proving the usefulness of our technology or termination of the clinical trials altogether. Any of these could delay or prevent the development of our product candidates.

Our business will not succeed if our technology and products fail to achieve market acceptance.

     Even if our or our corporate partners' potential products succeed in clinical trials and are approved for marketing, these products may never achieve market acceptance. Competing gene delivery products or alternative treatment methods, including more traditional approaches to treating disease, may be more effective or may be more economically feasible than our products. Moreover, doctors, patients, the medical community in general or the public may never accept or use any products based on gene delivery or other technologies developed by us or our corporate partners.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

     Our success depends in part on our ability to protect our proprietary rights. We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our present and potential products. If we fail to obtain and maintain patent protection for this technology, our competitors could market competing products using those genes, processes, practices and techniques. The failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business. Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents. Even if we secure a patent, the patent may not provide meaningful protection.

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

     As the biotechnology industry expands, the risk increases that other companies may claim that our processes and potential products infringe on their patents. Defending these claims would be costly and would likely divert management's attention and resources away from our operations. If we infringe on another company's patented processes or technology, we may have to pay damages or obtain a license in order to continue manufacturing or marketing the affected product or using the affected process. If we are unable to obtain a license, or obtain a license on acceptable terms, we may be unable to develop or commercialize some or all of our potential products and our business could be harmed.

     Our potential tgAAV-CF product uses our proprietary AAV delivery technology to deliver a normal copy of a CFTR gene to which we have rights under a nonexclusive license. The United States Patent and Trademark Office has declared an interference proceeding to determine the priority of invention of this gene. If the eventual outcome does not favor our licensor, we would have to secure a license to the CFTR gene from the prevailing party to continue developing tgAAV-CF. The costs of licensing the CFTR gene could be substantial and could include royalties greater than those we currently pay. If we cannot secure this license on acceptable terms and on a timely basis, we may be unable to develop or deliver our potential tgAAV-CF product.

We may be unable to develop and commercialize some of our potential products if our relationships with scientific collaborators and corporate partners are not successful.

     Our success depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal efforts. Competition for collaborators in gene therapy is intense. If we are unsuccessful in recruiting or maintaining our relationships with scientific collaborators, we could experience delays in our research and development or loss of access to important enabling technology. Even if we establish new scientific collaborations or other partnerships, they may never result in the successful development of products.

     The development and commercialization of many of our potential products, and therefore the success of our business, substantially depends on the performance of our collaborators. If our corporate partners do not commit sufficient resources to our research and development programs or the commercialization of our products, the preclinical or clinical development related to the collaboration could be delayed or terminated. Our current or future collaborators may develop or market competing products or alternative technologies. In addition, disputes may arise with respect to ownership of technology developed under any such collaborations. Moreover, our corporate partners may terminate any existing partnerships, and we may be unable to enter into additional collaborations on acceptable terms, or at all.

If we are unable to license necessary technology from third parties, we may be unable to successfully develop and commercialize our potential products.

     Our success depends on our ability to enter into licensing arrangements with commercial or academic organizations to obtain technology used in developing or commercializing our or our partners' product candidates. Various license agreements give us and our partners rights to use technologies owned or licensed by third parties in research, development and commercialization of our potential products. Disputes may arise regarding rights to inventions and know-how resulting from the joint creation or use of intellectual property by us and our licensors or scientific collaborators. In addition, many of our in-licensing agreements contain milestone-based termination provisions. If we or any of our corporate partners fail to meet agreed milestones, a licensor could terminate the relevant agreement.

     If we are unable to maintain our current licenses and obtain additional licenses in the future on acceptable terms, we and our corporate partners may be required to expend significant time and resources to develop or in-license replacement technology. If we are unable to do so, we may be unable to develop or commercialize some or all of our potential products and our business may suffer.

If we or our business partners are unable to successfully market and distribute any potential product, our business will be harmed.

     We have no experience in sales and marketing. To market any products that may result from our development programs, we will need to develop marketing and sales capabilities, either on our own or with others. We intend to enter into collaborations with corporate partners to utilize the mature marketing and distribution capabilities of our partners. While we believe that these collaborative partners will be motivated to market and distribute our potential products, our current and potential future partners may not commit sufficient resources to commercializing our technology on a timely basis. If our business partners do not successfully market and distribute our products and we are unable to develop sufficient marketing and distribution capabilities on our own, our business will be harmed.

The intense competition and rapid technological change in our market may result in pricing pressures and failure of our potential products to achieve market acceptance.

     We presently face competition from other companies developing gene therapy technologies and from companies using more traditional approaches to treating human diseases. Most of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

     .  research and development;
     .  clinical trials;
     .  obtaining FDA and other regulatory approvals;
     .  manufacturing; and

     .  marketing and distribution.

     Consequently, our competitors may be able to commercialize new products more rapidly than we do, or manufacture and market competitive products more successfully than we do. This could result in pricing pressures or our products failing to achieve market acceptance. In addition, gene therapy is a new and rapidly evolving field and is expected to continue to undergo significant and rapid technological change. Rapid technological development by our competitors could result in our actual and proposed technologies, products or processes losing market share or becoming obsolete.

If we do not attract and retain qualified personnel, we will be unable to successfully and timely develop our potential products.

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

     We currently do not have the capacity to manufacture large-scale clinical or commercial quantities of our potential products. To do so, we will need to expand our current facilities and staff or supplement them through the use of contract providers. We have recently leased a building for the purpose of developing a facility to manufacture AAV vectors for Phase III and early commercial purposes. This manufacturing facility, if successfully developed, as well as any future manufacturing facilities that we may construct, will be subject to initial and ongoing regulation by the FDA and other governmental agencies. We may be unable to obtain regulatory approval for or maintain in operation this or any other manufacturing facility. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to introduce sufficient product to sustain our business.

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

The costs of product liability and other claims and product recalls could exceed the amount of our insurance, which could significantly harm our financial condition or our reputation.

     Our business activities expose us to the risk of liability claims or product recalls and any adverse publicity that might result from a liability claim against us. We currently have only limited amounts of liability insurance, and the amounts of claims against us may exceed our insurance coverage. Liability insurance is expensive and may not continue to be available on acceptable terms. A product liability or other claim not covered by insurance or in excess of our insurance or a product recall could significantly harm our financial condition or our reputation.

Our recent acquisition of Genovo, Inc. and any future acquisitions could be costly, difficult to integrate and disruptive of our business.

     In September 2000, we acquired Genovo, Inc., a privately held biotechnology company specializing in viral gene delivery. In the future, we may acquire additional complementary companies, products or technologies. Managing the Genovo acquisition entails, and any future acquisition will entail, numerous operational and financial risks and strains, including:

     . difficulties in assimilating the operations, technologies, products or potential products and personnel of the acquired company;
     .  potential loss of key employees of the acquired company;
     .  disruption of our business;
     .  diversion of management's attention from our core business;
     .  assumption of known and unknown liabilities;
     . higher-than-expected acquisition and integration costs and charges against earnings; and
     .  potentially dilutive issuances of equity securities.

     We may be unable to successfully integrate Genovo or any future acquisition with our existing operations or successfully develop any acquired product candidates or technologies. We may not gain any substantial benefit from the Genovo acquisition or any products, technologies or businesses that we acquire in the future, notwithstanding the expenditure of a significant amount of time and financial, personnel and other resources.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     This item discusses our exposure to market risk related to changes in interest rates and to our credit risk.

Interest Rate Sensitivity

Short-Term Investments

We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds and limited maturity bond mutual funds that can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal.

Long-Term Obligations

     As of September 30, 2000, we had outstanding long-term obligations totaling $2.6 million, primarily related to capital equipment leases, leasehold improvements and our loan agreement with Celltech, at fixed interest rates of up to 13.64%. We do not have any material exposure to market risks associated with changes in interest rates because we have no variable-interest-rate debt outstanding. Increases in interest rates could, however, increase the interest expense associated with any future borrowings. We do not hedge against interest rate increases.

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

Equity Price Risk

     Our equity investments are limited to our ownership of 100% of the stock in Genovo, Inc., 80.1% of Emerald, our joint venture with Elan, and an immaterial equity interest we have in a privately-held biotechnology company. Accordingly, we do not hedge against equity price changes.

Foreign Currency Exchange Rate Risk

     We realize all of our revenue in dollars and receive substantially all of our cash from Celltech's U.S.-based operations and Emerald's Bermuda-based operations. Therefore, we do not have any significant direct foreign currency exchange rate risk and we do not hedge against foreign currency exchange rate changes.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

     On September 19, 2000, we acquired Genovo, Inc., a privately held biotechnology company, by merging a wholly owned subsidiary of Targeted Genetics with and into Genovo. In connection with the acquisition, we issued the following unregistered securities:

 . an aggregate of 5,007,925 shares of common stock to the former stockholders of Genovo, in exchange for an aggregate of 2,428,161 shares of Genovo common stock and common stock equivalents outstanding at the effective time of the merger;

 . options to purchase an aggregate of 679,444 shares of common stock, to the holders of assumed options to purchase an aggregate of 493,184 shares of Genovo common stock issued under the Genovo stock option plan; and

 . options to purchase 622,590 shares of common stock to Genzyme Corporation, upon our assumption of an option held by Genzyme to purchase Genovo preferred stock.

     The options granted to the former Genovo optionholders are fully vested and may be exercised at any time, at an exercise price equal to the exercise price of the former Genovo option multiplied by the exchange ratio applicable to the Genovo common stock. Genzyme's options are exercisable in two tranches, at an exercise price equal to the exercise price of the former Genzyme options adjusted to reflect the preferred stock liquidation preference Genzyme was entitled to receive in the merger.

     In addition, we issued 942,873 shares of unregistered common stock to Biogen, Inc. in exchange for Biogen's release to us of specified rights to Genovo technology.

     These transactions did not involve a public offering and therefore were exempt from registration under section 4(2) and Regulation D of the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K

(a)  See the Index to Exhibits included in this quarterly report.

(b)  Reports on Form 8-K.

     (1) On August 23, 2000, we filed a current report on Form 8-K reporting that on August 8, 2000, we agreed to acquire Genovo, Inc., a privately held delivery company, pursuant to an agreement and plan of merger among Targeted Genetics, Genovo, TGC Acquisition Corporation and Biogen, Inc.

     (2) On September 13, 2000, we filed a current report on Form 8-K reporting that on August 8, 2000, we entered into a product development and marketing collaboration with Biogen, Inc.

     (3) On October 2, 2000, we filed a current report on Form 8-K reporting that on September 19, 2000, we completed the acquisition of Genovo through a merger of a wholly owned subsidiary of Targeted Genetics with and into Genovo, Inc., pursuant to the August 8, 2000 agreement and plan of merger.

     (4) On November 9, 2000, we filed an updated current report on Form 8-K/A to include financial statements related to our acquisition of Genovo.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TARGETED GENETICS CORPORATION
                                       -----------------------------
                                               (Registrant)



Date:  November 14, 2000               /s/ H. Stewart Parker
       -----------------               ---------------------
                                       H. Stewart Parker, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 14, 2000               /s/ James A. Johnson
       -----------------               --------------------
                                       James A. Johnson, Senior Vice President,
                                       Finance and Administration,
                                       Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                         Targeted Genetics Corporation

                               INDEX TO EXHIBITS

  Exhibit No.     Description                                                                          Note
       3.1        Restated Articles of Incorporation                                                    (A)

       3.2        Amended and Restated Bylaws (Exhibit 3.2)                                             (C)

       4.1        Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and         (B)
                  ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)

       4.2        First Amendment of Rights Agreement, dated July 21, 1999, between Targeted            (E)
                  Genetics and ChaseMellon Shareholder Services , L.L.C. (Exhibit 1.9)

       4.3        Registration Rights Agreement, dated as of July 21, 1999, between Targeted            (E)
                  Genetics and Elan International Services, Ltd. (Exhibit 1.2)

       4.4        Warrant Agreements to purchase 2,000,000 shares of Targeted Genetics common           (D)
                  stock, issued to Alkermes, Inc. on June 9, 1999. (Exhibit 10.38)

      10.1        Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics,     (F)
                  Genovo, Inc., TGC Acquisition Corporation and Biogen,* (Exhibit 2.1)

      10.2        Product Development and Marketing Agreement dated as of August 8, 2000, between       (G)
                  Targeted Genetics and Biogen, Inc.*  (Exhibit 10.1)

      10.3        Funding Agreement dated as of August 8, 2000, between Targeted Genetics and           (G)
                  Biogen, Inc. (Exhibit 10.2)

      27.1        Financial Data Schedule


____________

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omitted portions have been filed separately with the SEC.

(A) Incorporated by reference to Targeted Genetics' Quarterly Report on Form 10-Q for the period ending June 30, 2000, filed on August 11, 2000.

(B) Incorporated by reference to Targeted Genetics' Registration Statement on Form 8-A, filed October 22, 1996.

(C) Incorporated by reference to the designated exhibit included with Targeted Genetics' Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 12, 1997.

(D) Incorporated by reference to the designated exhibit included with Targeted Genetics' Quarterly Report on Form 10-Q for the period ending June 30, 1999, filed on August 5, 1999.

(E) Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K, filed on August 4, 1999.

(F) Incorporated by reference to the designated exhibit included with Targeted Genetics' Targeted Genetics Current Report on Form 8-K, filed on August 23, 2000.

(G) Incorporated by reference to the designated exhibit included with Targeted Genetics' Targeted Genetics Current Report on Form 8-K, filed on September 13, 2000.