Form 10-Q/A
period 2000-09-30
TARGETED GENETICS CORP /WA/
filed 2001-03-19
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A
                                Amendment No. 1


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

Yes  [x]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                     42,262,194
     ----------------------------         ---------------------------------
               (Class)                    (Outstanding at November 1, 2000)

                               Explanatory Note
                               ----------------


Targeted Genetics files this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 to reflect amendments to the financial information concerning the acquisition of Genovo, Inc., which is set forth in footnote 2 to the Consolidated Financial Statements. The revisions to the Genovo financial information consist of immaterial adjustments to paid in capital, assets acquired and liabilities assumed in the Genovo transaction. Targeted Genetics filed the original Form 10-Q for the quarter ended September 30, 2000 on November 14, 2000.

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                   For the quarter ended September 30, 2000

                               TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

     a)    Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                    4
     b)    Consolidated Statements of Operations for the three and nine
           months ended September 30, 2000 and 1999                                                      5
     c)    Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999                                                             6
     d)    Notes to Consolidated Financial Statements                                                    7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations        16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                    28

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                             *
Item 2.    Changes in Securities and Use of Proceeds                                                    29
Item 3.    Defaults Upon Senior Securities                                                               *
Item 4.    Submission of Matters to a Vote of Security Holders                                           *
Item 5.    Other Information                                                                             *
Item 6.    Exhibits and Reports on Form 8-K                                                             30

SIGNATURES                                                                                              30


* No information is provided due to inapplicability of the item.

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                         TARGETED GENETICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
                                                             2000           1999
                                                        -------------   -------------
ASSETS                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                             $  38,831,228   $   4,100,798
  Securities available for sale                                     -       3,052,471
  Accounts receivable                                         638,762       1,837,212
  Prepaid expenses and other                                  357,810         269,864
                                                        -------------   -------------
      Total current assets                                 39,827,800       9,260,345

Property, plant and equipment, net                          4,504,561       4,021,466
Goodwill and other purchased intangibles                   39,337,812               -
Other assets                                                  959,434         410,667
                                                        -------------   -------------
                                                        $  84,629,607   $  13,692,478
                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   4,543,841   $   2,278,338
  Deferred revenue                                          1,334,000               -
  Accrued payroll and other liabilities                       565,621       1,181,555
  Current portion of long-term obligations                    986,341       1,160,174
                                                        -------------   -------------
      Total current liabilities                             7,429,803       4,620,067

Long-term obligations                                       2,640,071       2,106,897
Deferred revenue                                            2,625,000               -

Shareholders' equity:
  Series A preferred stock, $.01 par value; 6,000,000
    shares authorized, none outstanding                             -               -
  Series B convertible exchangeable preferred
    stock, $.001 par value; 12,015 shares authorized,
    issued and outstanding at September 30, 2000
    and December 31, 1999                                  13,047,172      12,390,513
  Common stock $.01 par value; 80,000,000 shares
    authorized, 42,117,297 and 34,019,175
    shares outstanding at September 30, 2000
    and December 31, 1999                                 198,070,708      98,122,922
  Accumulated deficit                                    (138,911,980)   (103,532,432)
  Deferred compensation                                      (271,167)              -
  Accumulated other comprehensive loss                              -         (15,489)
                                                        -------------   -------------
      Total shareholders' equity                           71,934,733       6,965,514
                                                        -------------   -------------
                                                        $  84,629,607   $  13,692,478
                                                        =============   =============

         The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                               ----------------------------  ----------------------------
                                                   2000           1999           2000           1999
                                               ------------   ------------   ------------   ------------
Revenue:
  Collaborative agreements                     $  5,842,928   $  1,364,545   $  8,916,394   $  3,987,662
  Collaborative agreements with affiliates          499,854              -      1,353,914              -
                                               ------------   ------------   ------------   ------------
      Total revenue                               6,342,782      1,364,545     10,270,308      3,987,662

Operating expenses:
  Research and development                        4,498,131      3,636,415     12,753,931     10,296,869
  Technology license fee                                  -              -              -      3,200,000
  Acquired in-process research
     and development                             28,029,000              -     28,029,000              -
  Amortization of acquisition
     related intangibles                            169,190              -        169,190              -
  General and administrative                      1,107,931        967,624      3,306,504      2,408,474
                                               ------------   ------------   ------------   ------------
      Total operating expenses                   33,804,252      4,604,039     44,258,625     15,905,343
                                               ------------   ------------   ------------   ------------

Loss from operations                            (27,461,470)    (3,239,494)   (33,988,317)   (11,917,681)

Equity in loss of joint venture                    (622,695)   (12,015,000)    (1,794,226)   (12,015,000)
Investment income                                   576,819        123,589      1,256,076        344,744
Interest expense                                    (67,957)       (57,632)      (196,422)      (163,335)
                                               ------------   ------------   ------------   ------------

Net loss                                        (27,575,303)   (15,188,537)   (34,722,889)   (23,751,272)

Accretion of dividend on preferred stock           (224,106)      (163,602)      (656,659)      (163,602)
                                               ------------   ------------   ------------   ------------

Net loss applicable to common stock            $(27,799,409)  $(15,352,139)  $(35,379,548)  $(23,914,874)
                                               ============   ============   ============   ============

Basic and diluted net loss per common share          $(0.75)        $(0.46)        $(0.98)        $(0.76)
                                               ============   ============   ============   ============

Shares used in computation of basic and
  diluted net loss per common  share             37,301,598     33,190,783     36,182,094     31,559,622
                                               ============   ============   ============   ============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                    2000          1999
                                                                               ------------   ------------
Operating activities:
Net loss                                                                       $(35,379,548)  $(23,914,874)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  In-process research and development                                            28,029,000              -
  Equity in loss of joint venture                                                 1,794,226     12,015,000
  Technology license fee paid with common stock and warrants                              -      3,200,000
  Depreciation and amortization                                                   1,316,038      1,133,704
  Accretion on preferred stock                                                      656,659              -
  Changes in operating assets and liabilities:
     Increase in deferred revenue                                                 3,959,000              -
     Decrease (increase) in accounts receivable                                   1,198,450     (1,240,199)
     Decrease (increase) in other assets                                           (486,908)       206,317
     Decrease in accounts payable and accrued liabilities                          (779,879)      (143,322)
     Decrease in accrued interest on securities
       available for sale                                                            44,026         79,531
                                                                               ------------   ------------
  Net cash provided by (used in) operating activities                               351,064     (8,663,843)
                                                                               ------------   ------------

Investing activities:
Maturities of securities available for sale                                       3,023,934      6,881,277
Investment in unconsolidated joint venture                                       (1,794,226)             -
Cash acquired in acquisition                                                        358,892              -
Purchases of property, plant and equipment                                         (800,208)    (1,379,568)
Purchases of securities available for sale                                                -       (494,314)
                                                                               ------------   ------------
     Net cash provided by investing activities                                      788,392      5,007,395
                                                                               ------------   ------------

Financing activities:
Net proceeds from issuance of equity securities                                  32,720,625      6,575,208
Proceeds from leasehold improvement and equipment financing                         671,594        960,283
Net proceeds from stock option and warrant exercises                              1,097,428         21,333
Payments under capital leases and installment loans                                (898,673)      (794,859)
                                                                               ------------   ------------
  Net cash provided by financing activities                                      33,590,974      6,761,965
                                                                               ------------   ------------

Net increase in cash and cash equivalents                                        34,730,430      3,105,517
Cash and cash equivalents, beginning of period                                    4,100,798      1,870,841
                                                                               ------------   ------------
Cash and cash equivalents, end of period                                       $ 38,831,228   $  4,976,358
                                                                               ============   ============

Supplemental disclosure of noncash investing and financing activities:
  Investment in joint venture                                                  $          -   $ 12,015,000
  Equipment financed through capital lease                                          105,451        153,677
  Equity instruments issued for acquisitions                                     66,129,733              -


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

Acquired in-process research and development     $28,029,000
Assembled work force                                 605,000
Employment contracts                               1,010,000
Tangible assets acquired                           1,850,000
Liabilities assumed                               (2,974,000)
Acquired AAV know-how                             12,723,000
Goodwill                                          25,169,000
                                                 -----------
Total purchase price                             $66,412,000
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

For the nine months ended:

                                             September 30, 2000     September 30, 1999
                                             ------------------     ------------------
 Revenue                                         $ 14,129,000           $  7,451,000
 Net loss                                         (20,192,000)           (33,080,000)
 Basic and diluted net loss per share                   (0.49)                 (0.90)
 Shares used in computation of basic and
  diluted net loss per common  share               41,462,000             36,810,000


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

     On November 4, 2000, Targeted Genetics and Genzyme agreed to amend the August 1999 Development and License Agreement originally established with Genovo by expanding the technological scope and financial terms. Genzyme and Targeted Genetics also agreed to a development plan for the second year of the three-year collaborative effort. Subsequently, Genzyme exercised its option to purchase 311,295 shares of Targeted Genetics' common stock at the purchase price of $12.8495, providing $4.0 million of proceeds to the Company.

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

                                       TARGETED GENETICS CORPORATION
                                       -----------------------------
                                               (Registrant)



Date:  March 14, 2001                  /s/ H. Stewart Parker
       -----------------               ---------------------
                                       H. Stewart Parker, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 14, 2001                 /s/ David J. Poston
       -----------------              -------------------
                                      David J. Poston, Senior Director, Finance
                                      Assistant Secretary (Interim Principal
                                      Financial and Accounting Officer)

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