Form 10-Q
period 2001-03-31
TARGETED GENETICS CORP /WA/
filed 2001-05-11
CIK 921114

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001
                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from             to
                                                       -----------

                         Commission File Number:0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)


              Washington                               91-1549568
  -----------------------------------   --------------------------------------
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

Yes  [x]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                43,887,161
      --------------------------------     ----------------------------
                 (Class)                   (Outstanding at May 1, 2001)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                     For the quarter ended March 31, 2001

                               TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements

      a)   Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000        3
      b)   Condensed Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000                                                       4
      c)   Condensed Consolidated Statements of Cash Flows for the three months
           March 31, 2001 and 2000                                                             5
      d)   Notes to Condensed Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                       7
Item 3.    Quantitative and Qualitative Disclosure About Market Risk                          17

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                         TARGETED GENETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   2001                 2000
                                                               -------------        -------------
ASSETS                                                                               (Unaudited)
------
Current assets:
       Cash and cash equivalents                               $  34,034,268        $  38,630,216
       Accounts receivable                                         2,788,363            3,086,534
       Receivable from joint venture                                 854,442              177,088
       Prepaid expenses and other                                    529,685              291,435
                                                               -------------        -------------
             Total current assets                                 38,206,758           42,185,273

Property, plant and equipment, net                                 7,321,107            6,206,276
Goodwill and other purchased intangibles, net                     36,303,710           37,821,059
Other assets                                                       1,479,034            1,761,434
                                                               -------------        -------------
                                                               $  83,310,609        $  87,974,042
                                                               =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Accounts payable                                        $   3,877,789        $   4,000,084
       Payable to joint venture                                    1,098,747              261,743
       Accrued payroll and other liabilities                         815,738              679,739
       Deferred revenue                                            7,578,281            6,906,174
       Current portion of long-term obligations                      812,661              838,245
                                                               -------------        -------------
             Total current liabilities                            14,183,216           12,685,985

Long-term obligations, less current portion                          819,736              947,508
Long-term note payable                                             1,505,616            1,498,566
Deferred revenue                                                   7,314,758            9,410,386

Shareholders' equity:
       Preferred stock, 6,000,000 shares authorized
         Series A preferred stock, $.01 par value; 400,000
           shares authorized, none outstanding                            -                    -
         Series B convertible exchangeable preferred stock,
           $.001 par value; 12,015 shares authorized, issued
           and outstanding at March 31, 2001 and at
           December 31, 2000                                      13,504,384           13,275,778
       Common stock $.01 par value, 80,000,000 shares
         authorized, 43,761,050 and 42,608,943 shares
         issued and outstanding at March 31, 2001 and
         December 31, 2000, respectively                         203,038,229          200,968,429
       Accumulated deficit                                      (157,055,330)        (150,812,610)
                                                               -------------        -------------
             Total shareholders' equity                           59,487,283           63,431,597
                                                               -------------        -------------
                                                               $  83,310,609        $  87,974,042
                                                               =============        =============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three months ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         2001               2000
                                                                     -----------        -----------
Revenue:                                                                                (restated)
     Collaborative agreements                                         $ 3,128,019        $ 2,287,625
     Collaborative agreements with affiliates                             677,354            412,261
                                                                      -----------        -----------
           Total revenue                                                3,805,373          2,699,886

Operating expenses:
     Research and development                                           6,393,356          3,717,756
     Amortization of acquisition-related intangibles                    1,517,346                  -
     General and administrative                                         2,026,881          1,106,951
                                                                      -----------        -----------
           Total operating expenses                                     9,937,583          4,824,707
                                                                      -----------        -----------

Loss from operations                                                   (6,132,210)        (2,124,821)

Equity in loss of joint venture                                          (848,218)          (563,994)
Investment income                                                         801,905            215,754
Interest expense                                                          (64,197)           (64,121)
                                                                      -----------        -----------

Loss before cumulative effect of change in accounting principle        (6,242,720)        (2,537,182)

Cumulative effect of change in accounting principle                             -         (3,681,687)
                                                                      -----------        -----------

Net loss                                                               (6,242,720)        (6,218,869)

Dividend on preferred stock                                              (228,606)          (216,528)
                                                                      -----------        -----------

Net loss applicable to common shareholders                            $(6,471,326)       $(6,435,397)
                                                                      ===========        ===========

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle            $(0.15)       $     (0.08)

Cumulative effect of change in accounting principle                   $         -        $     (0.10)
                                                                      -----------        -----------

Net loss applicable to common shareholders                                 $(0.15)       $     (0.18)
                                                                      ===========        ===========

Shares used in computation of basic and
  diluted net loss per share                                           43,517,198         34,823,371
                                                                      ===========        ===========


   The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three months ended
                                                                                     March 31,
                                                                          ----------------------------
                                                                              2001              2000
                                                                          -----------       -----------
Operating activities:                                                                        (restated)
---------------------
Net loss                                                                   $ (6,242,720)     $ (6,218,869)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Cumulative effect adjustment of change in accounting principle                    -         3,681,687
    Equity in loss of joint venture                                             848,218           563,994
    Depreciation and amortization                                               693,605           352,875
    Amortization of intangibles                                               1,517,349                 -
    Noncash equity variances                                                     80,466                 -
    Decrease in deferred revenue                                             (1,423,521)         (198,334)
    Decrease (increase) in accounts receivable from joint venture              (677,354)          294,124
    Decrease (increase) in accounts receivable                                  298,171          (431,966)
    Increase (decrease) in current liabilities                                  142,281          (122,705)
    Decrease in prepaid expenses and other                                       61,750            38,475
    Decrease in accounts payable and accrued liabilities                       (172,295)         (653,991)
    Decrease (increase) in other assets                                         (35,000)           13,438
                                                                           ------------      ------------
    Net cash used in operating activities                                    (4,909,050)       (2,681,272)

Investing activities:
---------------------
Purchases of property, plant and equipment                                   (1,689,248)         (362,825)
Investment in joint venture                                                     (11,214)         (563,994)
Maturities and sales of securities available for sale                                 -            10,920
                                                                           ------------      ------------
    Net cash used in investing activities                                    (1,700,462)         (915,889)

Financing activities:
---------------------
Net proceeds from sale of capital stock                                       2,217,940        28,681,742
Payments under capital leases and installment loans                            (204,376)         (305,712)
Proceeds from leasehold improvement and equipment financing                           -           456,182
                                                                           ------------      ------------
    Net cash provided by financing activities                                 2,013,564        28,832,212
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents                         (4,595,948)       25,235,041
Cash and cash equivalents, beginning of period                               38,630,216         4,100,798
                                                                           ------------      ------------

Cash and cash equivalents, end of period                                   $ 34,034,268      $ 29,335,839
                                                                           ============      ============

Supplemental disclosure of noncash investing and financing activities:
    Preferred stock dividend                                               $    228,606      $    216,528
    Equipment financed through capital lease                                     51,020            45,599
    Interest paid on capital lease and installment loans                         36,377            44,543


        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation
------------------------------

  The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of Targeted Genetics and its wholly-owned subsidiaries Genovo, Inc., TGCF Manufacturing Corporation and CellExSys, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

  The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included in this quarterly report should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2000, included in Targeted Genetics'annual report on Form 10-K for the year ended December 31, 2000.

2.  Change in Accounting Principle
    ------------------------------

We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101., in the fourth quarter of 2000, effective January 1, 2000, and recorded a $3.7 million charge as a cumulative effect of the change in accounting principle. We previously recognized nonrefundable, up-front license fees as revenue when the technology was transferred and when all of its significant contractual obligations relating to the fees had been fulfilled. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration agreements, as appropriate. The results for the first quarter of 2000 were restated to reflect the effects of the accounting change. For the quarter ended March 31, 2000, the impact of the change in accounting principle was to increase net loss by $3.2 million, or $0.09 per share, comprised of the $3.7 million cumulative effect of the change ($0.10 per share), net of $0.5 million of the related deferred revenue that was recognized as revenue during the quarter ended March 31, 2000 ($0.01 per share). For the quarter ended March 31, 2001, we recognized $1.6 million of deferred revenue including $1.1 million of revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen, Inc. and Genetics Institute and $525,000 of revenue related to the cumulative effect adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

  This quarterly report contains forward-looking statements, which involve current expectations or forecasts of future events and other statements that are not historical facts. Inaccurate assumptions and known or unknown risks and uncertainties can affect the accuracy of forward-looking statements. Our actual results could differ materially from those expressed in the forward-looking statements for a number of reasons, including the factors described in the section below entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price". You should not unduly rely on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect new information, circumstances or events after the future date of this report.

Results of Operations
---------------------

    Revenue. Revenue for the quarter ended March 31, 2001 increased to $3.8 million from $2.7 million for the first quarter of 2000, primarily due to increased revenue associated with the initiation in the second half of 2000 of a multiple product development collaboration with Biogen, Inc. and a hemophilia product development collaboration with Genetics Institute. The increase in revenue from the addition of the hemophilia research and development activities to our business base, was offset by a decrease in revenue from our Celltech Group plc cystic fibrosis product development collaboration in the first quarter 2001 compared to the same period last year, which resulted primarily from vector manufacturing revenue recognized last year as we were preparing for the current Phase II cystic fibrosis clinical trial.

     Research and Development Expenses. Research and development expenses for the quarter ended March 31, 2001 increased to $6.4 million from $3.7 million for the first quarter of 2000. This increase reflects expenses related to the research and development operations assumed from the acquisition of Genovo, hiring additional research scientists to support our Genetics Institute and International AIDS Vaccine Initiative (IAVI) product development collaborations and Emerald Gene Systems joint venture, and hiring additional clinical and regulatory personnel to design and administer our cystic fibrosis and cancer clinical trials. Current quarter expenses also reflect increased activity within our majority-owned CellExSys, Inc. cell therapy business subsidiary and increased research and development efforts in our cancer and arthritis programs. We expect to see continued increases in quarterly costs associated with developing our gene therapy product candidates for cancer and hemophilia and providing research and development services to Emerald. This trend of quarter to quarter research and development cost increases should be partially offset in the second half of 2001 by the anticipated spin-off of CellExSys. Our costs will vary depending on the level of clinical trial activity occurring in each quarter.

    Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles for the quarter ended March 31, 2001 reflects amortization expense for goodwill, noncompetition agreements and work force know-how that we acquired when we purchased Genovo. We had no expenses related to amortization of acquired intangibles in the first quarter of 2000.

    General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2001 increased to $2.0 million from $1.1 million for the first quarter of 2000. The increase reflects the addition of Genovo operating costs, greater investments in business development, costs associated with spinning off our CellExSys cell therapy subsidiary and increased administrative support for our growing number of collaborative partnerships.

    Equity in Loss of Joint Venture. We recognized a $848,000 loss in the first quarter of 2001 for our 80.1% equity share in the losses of Emerald Gene Systems. Our equity losses in Emerald were $564,000 in the first quarter of 2000.

    Investment Income. Investment income for the first quarter ended March 31, 2001 increased to $802,000 from $216,000 for the first quarter of 2000. The increase resulted from higher average cash balances in 2001 and an increase in the value per share of our short-term bond mutual fund.

    Interest Expense. Interest expense for the quarter ended March 31, 2001 remained unchanged at $64,000 in comparison to the first quarter of 2000. Lower average principal balances in 2001 and an addition of amortization for a discount note, offset each other to keep interest expense the same as compared to the first quarter of 2000.

    Accounting Change. In accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000 we changed our method of accounting for nonrefundable up-front license fees to recognize these fees on a straight-line basis over the term of the related research and development collaboration arrangements. As of January 1, 2000, we recognized a $3.7 million noncash cumulative effect adjustment to reflect this change in accounting principle. We recorded the cumulative effect adjustment as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration agreements. We recognized $1.6 million of amortized deferred revenue related to this accounting principle in the first quarter of 2001 and $525,000 of amortized deferred revenue in the first quarter of 2000. Amortized deferred revenue in 2001 included $1.1 million of revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen, Inc. and Genetics Institute and $525,000 of revenue related to the cumulative effect adjustment. Amortized deferred revenue in 2000 consisted entirely of revenue related to the cumulative effect adjustment.

Financial Condition
-------------------

As of March 31, 2001, we had $34.0 million in cash and cash equivalents compared to $38.6 million in cash and cash equivalents as of December 31, 2000. In addition, we had $24.0 million in working capital compared to $29.5 million in working capital as of December 31, 2000. These decreases reflect operating losses for the first quarter, investments in leasehold improvements and capital equipment and principal payments on capital lease obligations.

     We have financed our operations through private and public offerings of our equity securities, research funding under collaborative agreements, license fees, capital and operating lease transactions, equipment financing arrangements and investment income. Although we expect our expenses to continue to increase in 2001, we expect cash generated from our collaborations with Genetics Institute, Biogen, Emerald and IAVI to increase as well, partially offsetting our expense increases. We also have contractual commitments for the following cash resources:

  .  a $10.0 million equity investment by Biogen;
  .  a $10.0 million loan agreement with Biogen;
  . funds available under a $12.0 million convertible loan with Elan Corporation plc, our partner in the Emerald joint venture; and
  . an additional $1.0 million of proceeds under our loan agreement with Celltech.

We also have warrants outstanding for 3.3 million shares of common stock, which would provide us with proceeds of $6.7 million if exercised. These warrants expire April 2003. Genzyme Corporation also has an option, exercisable in August 2001, to purchase 311,295 shares of our common stock at an aggregate purchase price of $4.0 million.

     Gene therapy products are subject to long development timelines and the risks of failure inherent in the development of products based on innovative technologies. Although our technology appears promising, we do not know whether any commercially viable products will result from our research and development activities. Because we do not anticipate having any product-related revenue for at least the next several years, we expect to generate substantial additional losses in the future.

     We currently estimate that, based on our current planned rate of spending, our existing cash and cash equivalents together with the funding we expect our existing collaborative partners to provide, will be sufficient to meet our operating and capital requirements until mid-2003. The assumed levels of revenue and expense underlying our estimates, however, may not be accurate. Our business strategy includes entering into additional collaborative relationships with corporate partners to generate license fees, milestone payments, research and development funding and, potentially, equity investments, all of which would be used to fund our ongoing operations. We may be unsuccessful in establishing additional collaborative relationships or in maintaining our existing ones. Over the long term, regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our products.

Factors Affecting Our Operating Results, Our Business and Our Stock Price
-------------------------------------------------------------------------

     In addition to the other information contained in this quarterly report, you should read and consider the following risk factors. If any of these risks actually occur, our business, operating results or financial condition could be harmed and the trading price of our stock could decline.

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

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of March 31, 2001, we have incurred cumulative losses of $157.2 million. We expect to continue to incur substantial additional losses in the future, primarily due to the following factors:

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

     Almost all of our potential products are in research and development or in early-stage clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing, both in preclinical and clinical trials. Our trials may not demonstrate the safety and efficacy of any potential product, and we may encounter unacceptable side effects or other problems. Should this occur, we may have to delay or discontinue development of the potential product. After a successful clinical trial, we cannot market any product in the United States or abroad until we receive regulatory approval from the Food and Drug Administration (FDA) and applicable state and foreign regulators. If we are unable to gain regulatory approval of any product after successful clinical trials, we may be unable to generate sufficient product revenue to maintain our business.

Delays or unexpected costs in obtaining approval of our potential products or complying with governmental regulatory requirements could make it more difficult to maintain or improve our financial condition.

     The regulatory process in the gene therapy industry is costly, time consuming and subject to unpredictable delays, and regulatory requirements governing gene and cell therapy products frequently change. In addition, the requirements of the FDA, National Institutes of Health (NIH) and other agencies for clinical trials and the criteria regulators use to determine safety and efficacy of a product candidate vary among trials and potential products. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approval could decrease our ability to generate product sales revenue. In addition, all manufacturing operations are subject on an ongoing basis to the current Good Manufacturing Practices requirements of the FDA, as well as to other federal, state and local regulations. While we currently anticipate that we will be able to manufacture products that meet these requirements, we may be unable to attain or maintain compliance with current or future regulatory requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable requirements, we may suffer restrictions on our ability to market the product, including mandatory withdrawal of the product from the market. This, or an unexpected increase in the cost of compliance, could make it more difficult to maintain or improve our financial condition.

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

     Our potential tgAAV-CF product uses our proprietary adeno-associated virus
(AAV) delivery technology to deliver a normal copy of a CFTR gene to which we have rights under a nonexclusive license. The United States Patent and Trademark Office has declared an interference proceeding to determine the priority of invention of this gene. If the eventual outcome does not favor our licensor, we will have to pay increased license fees to the prevailing party to secure and maintain access to the CFTR gene to continue with development of tgAAV-CF. The costs of licensing the CFTR gene could be substantial. If we cannot maintain access to the CFTR gene, we may be unable to develop or deliver our potential tgAAV-CF product, which could result in decreased ability to generate revenue and difficulty in obtaining additional financing to fund our operations.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

     Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is nominal. At present, we do not employ any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. At March 31, 2001, we held $34.0 million in cash and cash equivalents, primarily invested in a short-term bond fund owning securities that, on the average, mature in less than one year.

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  See the Index to Exhibits included in this quarterly report.

(b)  Reports on Form 8-K.

     On February 21, 2001, we filed a current report on Form 8-K reporting our November 9, 2000 agreement with Genetics Institute, Inc., the biotechnology research division of Wyeth-Ayerst, a division of American Home Products Corporation to collaborate on the development of gene therapy products for the treatment of hemophilia.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TARGETED GENETICS CORPORATION
                         -----------------------------
                                 (Registrant)

                  Signature                           Date
                  ---------                           ----

       /s/ H. Stewart Parker                       May 11, 2001
       ---------------------                       ------------
       H. Stewart Parker
       President and Chief Executive Officer

       (Principal Executive Officer)

       /s/ David J. Poston                         May 11, 2001
       -------------------                         ------------
       David J. Poston
       Senior Director, Finance; Assistant
       Secretary (Interim Principal Financial and
       Accounting Officer)

                         Targeted Genetics Corporation


                               INDEX TO EXHIBITS

 Exhibit
   No.      Description                                                                          Note
   3.1      Restated Articles of Incorporation                                                    (A)
   3.2      Amended and Restated Bylaws (Exhibit 3.2)                                             (C)
   4.1      Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and         (B)
            ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)
   4.2      First Amendment to Rights Agreement, dated July 21, 1999, between Targeted            (D)
            Genetics and ChaseMellon Shareholder Services , L.L.C. (Exhibit 1.9)
  10.1      2000 Genovo Inc. Roll-Over Stock Option Plan (Exhibit 99.1)                           (E)
  10.2      1999 Restated Stock Option Plan, as Amended January 23, 2001

       ____________


 (A) Incorporated by reference to Targeted Genetics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000.

 (B) Incorporated by reference to the designated exhibit included with Targeted Genetics' Registration Statement on Form 8-A, filed October 22, 1996.

 (C) Incorporated by reference to the designated exhibit included with Targeted Genetics' Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 12, 1997.

 (D) Incorporated by reference to the designated exhibit included with Targeted Genetics' Current Report on Form 8-K, filed on August 4, 1999.

 (E) Incorporated by reference to the designated exhibit included with Targeted Genetics' Registration Statement on Form S-8 (No. 333-48220), filed on October 19, 2000.