Form 10-Q
period 2001-06-30
TARGETED GENETICS CORP /WA/
filed 2001-08-14
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


(Mark One)
    [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                       or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the transition period from __________ to

                         Commission File Number:0-23930
                                                -------


                         TARGETED GENETICS CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)


              Washington                             91-1549568
  ---------------------------------   ----------------------------------------
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

Yes   [x]    No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                      44,114,727
-------------------------------------       ----------------------------------
              (Class)                         (Outstanding at July 31, 2001)

                         TARGETED GENETICS CORPORATION

                         Quarterly Report on Form 10-Q
                      For the quarter ended June 30, 2001

                               TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

    a)     Condensed Consolidated Balance Sheets at June 30, 2001
            and December 31, 2000                                                        3
    b)     Condensed Consolidated Statements of Operations for the three
            and six months ended June 30, 2001 and 2000                                  4
    c)     Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2001 and 2000                                          5
    d)     Notes to Condensed Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                    7

Item 3.    Qualitative and Quantitative Disclosure About Market Risk                    17


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                             *
Item 2.    Changes in Securities                                                         *
Item 3.    Defaults Upon Senior Securities                                               *
Item 4.    Submission of Matters to a Vote of Security Holders                          18
Item 5.    Other Information                                                             *
Item 6.    Exhibits and Reports on Form 8-K                                             18

SIGNATURES                                                                              19

* No information is provided due to inapplicability of the item.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                         TARGETED GENETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  June 30,      December 31,
                                                                    2001           2000
                                                                ------------   --------------
ASSETS                                                           (Unaudited)
------
Current assets:
         Cash and cash equivalents                             $  26,581,827   $  38,630,216
         Accounts receivable                                       2,312,424       3,086,534
         Receivable from joint venture                               240,299         177,088
         Prepaid expenses and other                                1,030,239         291,435
                                                               -------------   -------------
                  Total current assets                            30,164,789      42,185,273

Property, plant and equipment, net                                 8,635,463       6,206,276
Goodwill and other purchased intangibles, net                     34,786,364      37,821,059
Other assets                                                       1,513,634       1,761,434
                                                               -------------   -------------

                                                               $  75,100,250   $  87,974,042
                                                               =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable                                      $   1,765,752   $   4,000,084
         Payable to joint venture                                    359,965         261,743
         Accrued payroll and other liabilities                     1,016,423         679,739
         Deferred revenue                                          6,752,363       6,906,174
         Current portion of long-term obligations                    970,174         838,245
                                                               -------------   -------------
                  Total current liabilities                       10,864,677      12,685,985

Long-term obligations                                              2,344,538         947,508
Long-term note payable                                             1,512,766       1,498,566
Deferred revenue                                                   6,206,758       9,410,386

Shareholders' equity:
         Preferred stock, 6,000,000 shares authorized
          Series A preferred stock, $.01 par value; 400,000
             shares authorized, none outstanding                          -               -
          Series B convertible exchangeable preferred stock,
             $.001 par value; 12,015 shares authorized, issued
             and outstanding at June 30, 2001 and at
             December 31, 2000                                    13,736,932      13,275,778
         Common stock, $.01 par value, 80,000,000 shares
          authorized, 44,108,727 and 42,608,943 shares
          issued and outstanding at June 30, 2001 and
          December 31, 2000, respectively                        203,354,853     200,968,429
         Accumulated deficit                                    (162,920,274)   (150,812,610)
                                                               -------------   -------------
                          Total shareholders' equity              54,171,511      63,431,597
                                                               -------------   -------------

                                                               $  75,100,250   $  87,974,042
                                                               =============   =============

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended            Six months ended
                                                       June 30,                     June 30,
                                              --------------------------  ----------------------------
                                                  2001         2000           2001           2000
                                              -----------   -----------   ------------   ------------
Revenue:                                                    (restated)                    (restated)
  Collaborative agreements                    $ 3,609,210   $ 1,835,697   $  6,737,229   $  4,123,322
  Collaborative agreements with affiliates        729,346       441,799      1,406,700        854,060
                                              -----------   -----------   ------------   ------------
     Total revenue                              4,338,556     2,277,496      8,143,929      4,977,382

Operating expenses:
     Research and development                   6,637,568     4,538,044     13,030,924      8,255,800
     Amortization of acquisition-related
      intangibles                               1,517,346             -      3,034,695              -
     General and administrative                 1,441,681     1,091,622      3,468,559      2,198,573
                                              -----------   -----------   ------------   ------------

     Total expenses                             9,596,595     5,629,666     19,534,178     10,454,373
                                              -----------   -----------   ------------   ------------

Loss from operations                           (5,258,039)   (3,352,170)   (11,390,249)    (5,476,991)

Equity in loss of joint venture                (1,018,721)     (607,537)    (1,866,939)    (1,171,531)
Investment income                                 477,352       463,503      1,279,257        679,257
Interest expense                                  (65,536)      (64,344)      (129,733)      (128,465)
                                              -----------   -----------   ------------   ------------

Loss before cumulative effect of change
  in accounting principle                      (5,864,944)   (3,560,548)   (12,107,664)    (6,097,730)
Cumulative effect of change in
  accounting principle                                  -             -              -     (3,681,687)
                                              -----------   -----------   ------------   ------------

Net loss                                       (5,864,944)   (3,560,548)   (12,107,664)    (9,779,417)

Accretion of dividend on preferred stock         (232,548)     (216,025)      (461,154)      (432,553)
                                              -----------   -----------   ------------   ------------

Net loss applicable to common shareholders    $(6,097,492)  $(3,776,573)  $(12,568,818)  $(10,211,970)
                                              ===========   ===========   ============   ============

Basic and diluted net loss per share:
Loss before cumulative effect of change
  in accounting principle                     $     (0.14)  $     (0.10)  $      (0.29)  $      (0.19)
Cumulative effect of change in
  accounting principle                                  -             -              -          (0.10)
                                              -----------   -----------   ------------   ------------

Net loss applicable to common shareholders    $     (0.14)  $     (0.10)  $      (0.29)  $      (0.29)
                                              ===========   ===========   ============   ============

Shares used in computation of
  basic and diluted net loss per share         43,977,218    36,415,401     43,748,479     35,619,386
                                              ===========   ===========   ============   ============

        The accompanying notes are an integral part of this statement.

                        TARGETED GENETICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six months ended
                                                                                         June 30,
                                                                          -------------------------------------
                                                                              2001                     2000
                                                                          ------------             ------------
Operating activities:                                                                               (restated)
---------------------
Net loss                                                                  $(12,107,664)            $($9,779,417)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Cumulative effect adjustment of change in accounting principle                     -                3,681,687
  Amortization of intangibles                                                3,034,695                        -
  Depreciation and amortization                                              1,883,585                  730,501
  Equity in loss of unconsolidated joint venture                             1,866,939                1,171,531
  Noncash equity issuances                                                      80,466                        -
  Changes in operating assets and liabilities:
     Decrease in deferred revenue                                           (3,357,439)                (664,856)
     Increase (decrease) in accounts payable and accrued liabilities        (1,947,648)                  67,345
     Decrease in accounts receivable                                         1,014,409                  192,226
     Increase in other assets                                                 (766,103)                (262,017)
     Decrease (increase) in accounts receivable from joint venture             (63,211)                 289,958
     Increase in accrued interest on securities available for sale                   -                   12,691
                                                                          ------------             ------------

  Net cash used in operating activities                                    (10,361,971)              (4,560,351)

Investing activities:
---------------------
Purchases of property, plant and equipment                                  (4,112,052)                (388,867)
Investment in unconsolidated joint venture                                  (1,768,717)              (1,535,074)
Maturities and sales of securities available for sale                                -                1,520,112
                                                                          ------------             ------------

  Net cash used in investing activities                                     (5,880,769)                (403,829)

Financing activities:
---------------------
Net proceeds from sale of capital stock                                      2,767,112               28,772,407
Proceeds from leasehold improvement and equipment financing                  1,938,516                  671,594
Payments under capital leases and installment loans                           (511,277)                (640,095)
                                                                          ------------             ------------

  Net cash provided by financing activities                                  4,194,351               28,803,906
                                                                          ------------             ------------

Net increase (decrease) in cash and cash equivalents                       (12,048,389)              23,839,726

Cash and cash equivalents, beginning of period                              38,630,216                4,100,798
                                                                          ------------             ------------

Cash and cash equivalents, end of period                                  $ 26,581,827             $ 27,940,524
                                                                          ============             ============

Supplemental disclosure of noncash investing and financing activities:
  Preferred stock dividend                                                $    461,154             $    432,553
  Equipment financed through capital lease                                     101,720                   82,241
  Interest paid on capital lease and installment loans                          76,993                   89,088

        The accompanying notes are an integral part of this statement.

                         TARGETED GENETICS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

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

  The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements included in this quarterly report should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2000, included in Targeted Genetics' annual report on Form 10-K for the year ended December 31, 2000.

2.   Change in Accounting Principle
     ------------------------------

  In the fourth quarter of 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, effective January 1, 2000, and recorded a $3.7 million charge as a cumulative effect of the change in accounting principle. We previously recognized nonrefundable, up-front license fees as revenue when the technology was transferred and when all of its significant contractual obligations relating to the fees had been fulfilled.
The cumulative effect has been recorded as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration agreements. The results for the three-month period and the six-month period ended June 30, 2000 were restated to reflect the effects of the accounting change. For the three-month period ended June 30, 2000, as a result of the change in accounting principle, net loss decreased by $525,000, or $0.01 per share, reflecting the related deferred revenue that was recognized as revenue during the period. For the six-month period ended June 30, 2000, as a result of the change in accounting principle, net loss increased by $2.6 million, or $0.07 per share, reflecting the $3.7 million, or $0.10 per share, cumulative effect of the change, net of $1.1 million, or $0.03 per share, of the related deferred revenue that was recognized as revenue during the six-month period ended June 30, 2000. We recognized $1.6 million, or $0.04 per share, of deferred revenue for the three-month period ended June 30, 2001 including $1.1 million of revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen, Inc. and Genetics Institute and $525,000 of revenue related to the cumulative effect adjustment. We recognized $3.2 million, or $0.07 per share of deferred revenue for the six-month period ended June 30, 2001, including $2.1 million of revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen, Inc. and Genetics Institute and $1.1 million of revenue related to the cumulative effect adjustment.

3.   Earnings Per Share
     ------------------

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the period. Targeted Genetics' diluted net loss per share is the same as its basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive and are therefore excluded from the calculation of diluted net loss per share.

4.   New Accounting Pronouncements
     -----------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have an impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

5.   Matters Associated With Genovo Acquisition
     ------------------------------------------

     In connection with our acquisition of Genovo, we established an escrow of 550,872 shares of Targeted Genetics common stock held for the benefit of former Genovo stockholders, subject to the fulfillment of specified representations and warranties in the merger agreement. Included in these representations and warranties is our collection of a receivable of $2.0 million for pre-acquisition contractual matters related to Genovo. During the quarter ended June 30, 2001 the party associated with this receivable communicated its intent to dispute payment. Because we have not yet reviewed the facts connected to the matter nor determined our course of action, we cannot yet assess to what extent this receivable will be collectible. According to the terms of the merger agreement, in the event that we are unable to collect this receivable, we would reduce the share balance in the escrow account and reflect that change as a reduction in the Genovo purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

     This quarterly report on Form 10-Q contains forward-looking statements, which involve current expectations, forecasts of future events and other statements that are not historical facts. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking
statements.   Our actual results could differ materially from our expectations for a number of reasons, including the risks described in the section below entitled "Factors Affecting Our Operating Results, Our Business and Our Stock." You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no duty to update any forward-looking statements to reflect new information, circumstances or events after the date of this report.

Results of Operations
---------------------

     Revenue. Revenue for the three-month period ended June 30, 2001 increased to $4.3 million from $2.3 million for the three-month period ended June 30, 2000. Revenue for the six months ended June 30, 2001 increased to $8.1 million from $5.0 million for the same period in 2000. The increases in revenue for both the three-month period and the six-month period ended June 30, 2001 were primarily due to increased revenue associated with the initiation in the second half of 2000 of a multiple product development collaboration with Biogen, Inc. and a hemophilia product development collaboration with Genetics Institute. Increases in revenue from the addition of the hemophilia research and development activities were offset by decreases in revenue from our cystic fibrosis product development collaboration with Celltech Group plc for both the three-month period and the six-month period ended June 30, 2001 compared to the same periods in 2000, which resulted primarily from vector manufacturing revenue recognized last year as we were preparing for the current Phase II cystic fibrosis clinical trial.

     Research and Development Expenses. Research and development expenses for the three-month period ended June 30, 2001 increased to $6.6 million from $4.5 million for the three-month period ended June 30, 2000. Research and development expenses for the six-month period ended June 30, 2001 increased to $13.0 million from $8.3 million for the same period in 2000 . The year-to-year increases in research and development expenses for both the three-month period and the six-month period ended June 30 reflect increased expenses related to the research and development operations assumed from the acquisition of Genovo; hiring additional research scientists to support our Genetics Institute and International AIDS Vaccine Initiative (IAVI) product development collaborations and our Emerald Gene Systems joint venture; hiring additional clinical and regulatory personnel to design and administer our cystic fibrosis and cancer clinical trials; and increased costs associated with expanding our manufacturing facilities. Expenses for 2001 also reflect increased activity within our majority-owned cell therapy business subsidiary, CellExSys, Inc., and increased research and development efforts in our cancer and arthritis programs. We expect to see continued increases in quarterly costs associated with developing our gene therapy product candidates for cancer, hemophilia and AIDS and providing research and development services to Emerald. This trend of quarterly increases in research and development costs should be partially offset in the second half of 2001 by the anticipated spin-off of CellExSys. Our costs will vary depending on the level of clinical trial activity occurring in each quarter.

     Goodwill Amortization. Amortization of goodwill for the second quarter of 2001 and six-month period ended June 30, 2001 reflect amortization expense for goodwill, noncompetition agreements and work force know-how that we acquired when we purchased Genovo. We had no expenses related to amortization of acquired intangibles in the six-month period ended June 30, 2000.

     General and Administrative Expenses. General and administrative expenses for the second quarter of 2001 increased to $1.4 million from $1.1 million for the same period in 2000. General and administrative expenses for the six months ended June 30, 2001 increased to $3.5 million from $2.2 million for the same period in 2000. The year-to-year increases in both periods reflect the addition of Genovo operating costs, greater investments in business development, costs associated with spinning off our CellExSys cell therapy subsidiary and increased administrative support for our growing number of collaborative partnerships.

     Equity in Loss of Joint Venture. We recognized losses of $1.0 million for the second quarter of 2001 and losses of $1.9 million for the six-month period ended June 30, 2001 for our 80.1% equity share in the losses of Emerald Gene Systems. Our equity losses in Emerald were $608,000 for the second quarter of 2000 and $1.2 million for the six-month period ended June 30, 2000.

     Investment Income. Investment income for the second quarter of 2001 of $477,000 was approximately equal to that of the same period in 2000, because increases in average investment balances during the three-month period ended June 30, 2001 were offset by slightly lower interest rates. Investment income for the six months ended June 30, 2001 increased to $1.3 million from $679,000 for the same period in 2000, due primarily to an increase in the value per share of our short-term bond mutual fund in the first quarter.

     Interest Expense. Interest expense for the second quarter of 2001 increased to $66,000 from $64,000 for the same period in 2000. Interest expense for the six-month period ended June 30, 2001 increased to $130,000 from $128,000 for the same period in 2000. The year-to-year increases in both periods were primarily due to higher average outstanding principal balances in the second quarter of 2001 and added amortization for a discount note, partially offset by lower average principal balances in the first quarter of 2001.

     Accounting Change. In accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000 we changed our method of accounting for nonrefundable up-front license fees to recognize these fees on a straight-line basis over the term of the related research and development collaboration arrangements. As of January 1, 2000, we recognized a $3.7 million noncash cumulative effect adjustment to reflect this change in accounting principle. We recorded the cumulative effect adjustment as deferred revenue that will be recognized as revenue over the remaining term of the research and development collaboration agreements. We recognized $1.6 million of amortized deferred revenue related to this change in accounting principle in the second quarter of 2001 and $525,000 of amortized deferred revenue in the second quarter of 2000. We recognized $3.2 million of amortized deferred revenue related to this change in accounting principle in the six-month period ended June 30, 2001 and $1.1 million of amortized deferred revenue in the six-month period ended June 30, 2000. Amortized deferred revenue in second quarter of 2001 included $1.1 million of deferred revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen and Genetics Institute and $525,000 of deferred revenue related to the cumulative effect adjustment. Amortized deferred revenue in the six-month period ended June 30, 2001 included $2.1 million of deferred revenue related to up-front payments received in the second half of 2000 when we initiated collaborations with Biogen, Inc. and Genetics Institute and $1.1 million of deferred revenue related to the cumulative effect adjustment. Amortized deferred revenue in 2000 consisted entirely of deferred revenue related to the cumulative effect adjustment.

Financial Condition
-------------------

As of June 30, 2001, we had $26.6 million in cash and cash equivalents, compared with $38.6 million in cash and cash equivalents as of December 31, 2000. In addition, we had $19.3 million in working capital compared with $29.5 million in working capital as of December 31, 2000. These decreases reflect operating losses for the first half of 2001, investments in leasehold improvements and capital equipment for the expanded clinical manufacturing facility and principal payments on capital lease obligations.

     We have financed our operations through private and public offerings of our equity securities, research funding under collaborative agreements, license fees, capital and operating lease transactions, equipment financing arrangements and investment income. Although we expect our expenses to continue to increase, we expect cash generated from our collaborations with Genetics Institute, Biogen, Emerald and IAVI to increase as well, partially offsetting our expense increases. We also have contractual commitments for the following cash resources:

  .  a $10.0 million equity investment by Biogen;
  .  a $10.0 million loan agreement with Biogen;
  . funds available under a $12.0 million convertible loan with Elan Corporation plc, our partner in the Emerald joint venture; and
  . an additional $1.0 million of proceeds under our loan agreement with Celltech.

We also have warrants outstanding for 3.3 million shares of common stock, which would provide us with proceeds of $6.7 million if exercised. These warrants expire in April 2003. Genzyme Corporation also has an option, exercisable in August 2001, to purchase 311,295 shares of our common stock at a purchase price of $12.8495 per share for an aggregate purchase price of $4.0 million.

     In connection with our acquisition of Genovo, we established an escrow of 550,872 shares of Targeted Genetics common stock held for the benefit of former Genovo stockholders, subject to the fulfillment of specified representations and warranties in the merger agreement. Included in these representations and warranties is our collection of a receivable of $2.0 million under a contractual obligation with a third party for pre-acquisition Genovo matters. Recently, we were advised that the third party disputes payment of this receivable. Failure to collect this receivable would reduce our working capital.

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

     We currently estimate that, based on our current planned rate of spending, our existing cash and cash equivalents, together with the funding we expect our existing collaborative partners to provide, will be sufficient to meet our operating and capital requirements until mid-2003. The assumed levels of revenue and expense underlying our estimates, however, may not be accurate. Our business strategy includes entering into additional collaborative relationships with corporate partners to generate license fees, milestone payments, research and development funding and, potentially, equity investments, all of which would be used to fund our ongoing operations. We may be unsuccessful in establishing additional collaborative relationships or in maintaining our existing ones.
Over the long term, regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our products.

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

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of June 30, 2001, we have incurred cumulative losses of $163.3 million. We expect to continue to incur substantial additional losses in the future, primarily due to the following factors:

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

     Almost all of our potential products are in research and development or in early-stage clinical trials. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing, both in preclinical and clinical trials. Our trials may not demonstrate the safety and efficacy of any potential product, and we may encounter unacceptable side effects or other problems. Should this occur, we may have to delay or discontinue development of the potential product. After a successful clinical trial, we cannot market any product in the United States or abroad until we receive regulatory approval from the Food and Drug Administration (FDA) and applicable state and foreign regulators. If we are unable to gain regulatory approval of any product, we will be unable to generate product revenue and may be unable to maintain our business.

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

Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights and could divert our resources.

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

Our acquisition of Genovo and any future acquisitions could be costly, difficult to integrate and disruptive to our business.

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

     We were recently advised that a third party disputes payment of a $2.0 million contractual receivable related to fulfillment of representations and warranties connected with our acquisition of Genovo. If we are unable to collect this receivable, our operating capital will be reduced.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Because of the short-term nature of our investments, we believe that our
exposure to market rate fluctuations on those investments is nominal.   At
present, we do not employ any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. At June 30, 2001, we held $26.6 million in cash and cash equivalents, primarily invested in a short-term bond fund owning securities that, on the average, mature in less than one year.

PART II   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held an annual meeting of our shareholders on May 8, 2001. Of the 43,757,050 shares outstanding as of the record date for the annual meeting, 36,580,187 shares, or 84% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

     The following matters were approved by our shareholders at the annual meeting:

          1) The election of Jack L. Bowman and Jeremy L. Curnock Cook to serve as Class I members of our board of directors, with terms expiring in 2004 and the election of Joseph M. Davie to serve as a class II member of our board of directors, with a term expiring in 2002 . Our shareholders cast greater than 97% of the votes cast in favor of each nominee.
          2) The amendment of the Targeted Genetics Corporation 1999 Stock Option Plan to increase the number of shares of common stock issuable under the Plan from 1,500,000 to 3,500,000 shares. Our shareholders cast 20,413,458 votes in favor of the proposal and 6,044,896 votes against. In addition, there were 37,142 abstentions and 10,084,691 broker non-votes.
          3) The adoption of the Targeted Genetics Corporation 2000 Genovo Rollover Stock Option Plan. Our shareholders cast 21,650,444 votes in favor of this proposal, and 4,806,385 votes against. In addition, there were 38,667 abstentions and 10,084,691 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)  See the Index to Exhibits included in this quarterly report.

(b) We did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TARGETED GENETICS CORPORATION
                                        -----------------------------
                                                  (Registrant)


Date:    August 14, 2001                /s/ H. Stewart Parker
      ----------------------            -------------------------------------
                                        H. Stewart Parker, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:    August 14, 2001                /s/ David J. Poston
      ----------------------            -------------------------------------
                                        David J. Poston, Senior Director,
                                        Finance, Assistant Secretary
                                        (Interim Principal Financial and
                                        Accounting Officer)

                         Targeted Genetics Corporation

                               INDEX TO EXHIBITS

Exhibit
  No.     Description                                                                     Note
  3.1     Restated Articles of Incorporation                                               (A)
  3.2     Amended and Restated Bylaws (Exhibit 3.2)                                        (C)
  4.1     Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and    (B)
          ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)
  4.2     First Amendment to Rights Agreement, dated July 21, 1999, between Targeted       (D)
          Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)
 10.1     First Lease Amendment, dated May 12, 1997, between Targeted Genetics and
          Benaroya Capital Company, LLC
 10.2     Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and
          Benaroya Capital Company, LLC
 10.3     Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and
          Benaroya Capital Company, LLC
 10.4     Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and
          Benaroya Capital Company, LLC

    _______

(A) Incorporated by reference to Targeted Genetics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000.

(B) Incorporated by reference to the designated exhibit included with Targeted Genetics' Registration Statement on Form 8-A, filed on October 22, 1996.

(C) Incorporated by reference to the designated exhibit included with Targeted Genetics' Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 12, 1997.

(D) Incorporated by reference to the designated exhibit included with Targeted Genetics' Current Report on Form 8-K, filed on August 4, 1999.