Form 10-Q
period 2001-09-30
TARGETED GENETICS CORP /WA/
filed 2001-11-13
CIK 921114

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2001
                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the transition period from ____________ to

                         Commission File Number: 0-23930
                                                 -------


                          TARGETED GENETICS CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


                Washington                               91-1549568
     --------------------------------       ------------------------------------
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

Yes      [X]             No     [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                         44,202,282
---------------------------------------       ---------------------------------
              (Class)                         (Outstanding at October 31, 2001)

                          TARGETED GENETICS CORPORATION

                          Quarterly Report on Form 10-Q
                    For the quarter ended September 30, 2001

                                TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

        a)  Condensed Consolidated Balance Sheets at September 30, 2001
              and December 31, 2000                                               3
        b)  Condensed Consolidated Statements of Operations for the three
              and nine months ended September 30, 2001 and 2000                   4
        c)  Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2001 and 2000                            5
        d)  Notes to Condensed Consolidated Financial Statements                  6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          10

Item 3.     Qualitative and Quantitative Disclosure About Market Risk            21


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                    22
Item 2.     Changes in Securities                                                22
Item 3.     Defaults Upon Senior Securities                                      22
Item 4.     Submission of Matters to a Vote of Security Holders                  22
Item 5.     Other Information                                                    22
Item 6.     Exhibits and Reports on Form 8-K                                     22


SIGNATURES                                                                       23

INDEX TO EXHIBITS                                                                24

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                          TARGETED GENETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,            December 31,
                                                                       2001                     2000
                                                                 -----------------       -----------------
ASSETS                                                               (Unaudited)
------
Current assets:
         Cash and cash equivalents                               $      28,186,739      $       38,630,216
         Accounts receivable                                               734,231               3,086,534
         Receivable from joint venture                                     219,961                 177,088
         Prepaid expenses and other                                        720,390                 291,435
                                                                 -----------------       -----------------
                  Total current assets                                  29,861,321              42,185,273

Property, plant and equipment, net                                       8,588,855               6,206,276
Goodwill and other purchased intangibles, net                           33,269,018              37,821,059
Other assets                                                             1,602,984               1,761,434
                                                                 -----------------       -----------------

                                                                 $      73,322,178       $      87,974,042
                                                                 =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable                                        $       2,048,966       $       4,000,084
         Accrued payroll and other liabilities                           1,540,442                 679,739
         Deferred revenue                                                5,117,341               6,906,174
         Payable to joint venture                                          270,919                 261,743
         Current portion of long-term obligations                        1,381,064                 838,245
                                                                 -----------------       -----------------
                  Total current liabilities                             10,358,732              12,685,985

Long-term obligations, less current portion                              2,136,397                 947,508
Long-term notes payable                                                  9,527,737               1,498,566
Deferred revenue                                                         6,086,758               9,410,386

Shareholders' equity:
         Series B convertible exchangeable preferred stock,
               $.001 par value; 12,015 shares authorized, issued
               and outstanding at September 30, 2001 and at
               December 31, 2000                                        13,978,368              13,275,778
         Common stock, $.01 par value, 80,000,000 shares
               authorized, 44,141,848 and 42,608,943 shares
               issued and outstanding at September 30, 2001 and
               December 31, 2000, respectively                         201,146,120             200,968,429
         Accumulated deficit                                          (169,911,934)           (150,812,610)
                                                                 -----------------       -----------------

                  Total shareholders' equity                            45,212,554              63,431,597
                                                                 -----------------       -----------------

                                                                 $      73,322,178       $      87,974,042
                                                                 =================       =================

         The accompanying notes are an integral part of this statement.

                          TARGETED GENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                ------------------------------    ------------------------------
                                                     2001             2000             2001             2000
                                                --------------   -------------    --------------   -------------
                                                                   (restated)                        (restated)
Revenue:
     Collaborative agreements                   $    4,854,180   $   1,413,766    $   11,591,409   $   5,537,087
     Collaborative agreements with affiliates          684,091         499,854         2,090,791       1,353,915
                                                --------------   -------------    ---------------  -------------
         Total revenue                               5,538,271       1,913,620        13,682,200       6,891,002
Operating expenses:
     Research and development                        8,899,102       4,498,131        21,930,026      12,753,931
     Acquired in-process research
         and development                                     -      28,029,000                 -      28,029,000
     Amortization of intangibles                     1,517,346         169,190         4,552,041         169,190
     General and administrative                      1,468,279       1,107,931         4,936,838       3,306,504
                                                --------------   -------------    --------------   -------------

         Total expenses                             11,884,727      33,804,252        31,418,905      44,258,625
                                                --------------   -------------        ----------   -------------

Loss from operations                                (6,346,456)    (31,890,632)      (17,736,705)    (37,367,623)

Equity in loss of joint venture                       (946,426)       (622,695)       (2,813,365)     (1,794,226)
Investment income                                      415,409         576,819         1,694,666       1,256,076
Interest expense                                      (114,187)        (67,957)         (243,920)       (196,422)
                                                --------------   -------------    --------------   -------------

Loss before cumulative effect of change
     in accounting principle                        (6,991,660)    (32,004,465)      (19,099,324)    (38,102,195)
Cumulative effect of change in
     accounting principle                                    -               -                 -      (3,681,687)
                                                --------------   -------------    --------------   -------------

Net loss                                            (6,991,660)    (32,004,465)      (19,099,324)    (41,783,882)

Accretion of dividend on preferred stock              (241,436)       (224,106)         (702,590)       (656,659)
                                                --------------   -------------    --------------   -------------

Net loss applicable to common shareholders      $   (7,233,096)  $ (32,228,571)   $  (19,801,914)  $ (42,440,541)
                                                ==============   =============    ==============   =============

Basic and diluted net loss per share:
Loss before cumulative effect of change
     in accounting principle                    $        (0.16)  $       (0.86)   $        (0.45)  $       (1.07)
Cumulative effect of change in
     accounting principle                                    -               -                 -           (0.10)
                                                --------------   -------------    --------------   -------------

Net loss applicable to common shareholders      $        (0.16)  $       (0.86)   $        (0.45)  $       (1.17)
                                                ==============   =============    ==============   =============

Shares used in computation of
     basic and diluted net loss per share           44,118,513      37,301,598        43,873,179      36,182,094
                                                ==============   =============    ==============   =============

         The accompanying notes are an integral part of this statement.

                          TARGETED GENETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                        2001               2000
                                                                                ----------------  -----------------
Operating activities:                                                                                 (restated)
---------------------
Net loss                                                                        $    (19,099,324) $     (41,783,882)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Cumulative effect of change in accounting principle                                       -          3,681,687
     Acquired in-process research and development                                              -         28,029,000
     Amortization of intangibles                                                       4,552,041            168,594
     Equity in loss of unconsolidated joint venture                                    2,813,365          1,794,226
     Depreciation and amortization                                                     1,820,571          1,146,848
     Stock based compensation                                                             80,466                  -
     Changes in operating assets and liabilities:
         Increase (decrease) in deferred  revenue                                     (5,112,461)         6,826,301
         Increase (decrease) in accounts payable and accrued liabilities              (1,140,415)           116,149
         Decrease in accounts receivable                                                 572,264            929,720
         Increase in other assets                                                       (565,916)          (486,908)
         Decrease (increase) in accounts receivable from joint venture                   (42,873)           268,730
         Decrease in accrued interest on securities available for sale                         -             44,026
                                                                                ----------------  -----------------
     Net cash provided by (used in) operating activities                             (16,122,282)           734,491

Investing activities:
---------------------
Purchases of property, plant and equipment                                            (3,905,728)          (800,208)
Investment in unconsolidated joint venture                                            (2,804,189)        (2,177,653)
Maturities and sales of securities available for sale                                          -          3,023,934
Cash acquired in acquisition                                                                   -            358,892
                                                                                ----------------  -----------------
       Net cash provided by (used in) investing activities                            (6,709,917)           404,965

Financing activities:
---------------------
Proceeds from long-term borrowings                                                     8,000,000                  -
Net proceeds from issuance of equity securities                                                -         32,720,625
Net proceeds from stock option and warrant exercises                                   2,799,815          1,097,428
Proceeds from leasehold improvement and equipment financing                            2,400,761            671,594
Payments under capital leases and installment loans                                     (811,854)          (898,673)
                                                                                ----------------  -----------------
     Net cash provided by financing activities                                        12,388,722         33,590,974
                                                                                ----------------  -----------------

Net increase (decrease) in cash and cash equivalents                                 (10,443,477)        34,730,430

Cash and cash equivalents, beginning of period                                        38,630,216          4,100,798
                                                                                ----------------  -----------------

Cash and cash equivalents, end of period                                        $     28,186,739  $      38,831,228
                                                                                ================  =================

Supplemental disclosure of non-cash investing and financing activities:
     Equity instruments issued to (recoverable from) former
          Genovo shareholders                                                   $     (2,000,000) $      66,129,733
     Preferred stock dividend                                                            702,590            656,659
     Equipment financed through capital lease                                            142,801            105,451

         The accompanying notes are an integral part of this statement.

                          TARGETED GENETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The unaudited consolidated financial statements included in this report should be read in conjunction with the audited consolidated financial statements and related footnotes thereto included in Targeted Genetics' Annual Report filed on Form 10-K for the year ended December 31, 2000.

2.   Change in Accounting Principle
     ------------------------------

     In the fourth quarter of 2000, we adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, effective January 1, 2000. The adoption of SAB 101 resulted in a charge of $3.7 million for the nine-month period ended September 30, 2000 and was reflected as a cumulative effect of the change in accounting principle. Prior to the adoption of SAB 101, we recognized nonrefundable, up-front license fees as revenue when the technology was transferred and when all of the significant contractual obligations relating to the fees had been fulfilled. The adoption of SAB 101 results in the deferral of these fees and subsequent recognition of these fees as revenue over the remaining term of the research and development collaboration agreements.

     As provided in SAB 101, our results for the three-month and nine-month periods ended September 30, 2000 were restated to reflect the effects of the accounting change. The effects of our adoption of SAB 101 on the accompanying results of operations are as follows:

                                                  Three-months ended September 30, 2001
                                    ------------------------------------------------------------------
                                                   2001                            2000
                                    ----------------------------------      --------------------------
                                              Amount         Per Share         Amount       Per Share
                                    ----------------------------------      --------------------------
Reversal of previously
    recognized revenue                     $         -        $     -       $ (4,954,000)   $ (0.13)
Amortized revenue from
    cumulative effect adjustment               537,000           0.01            525,000       0.01
Amortization of deferred revenue
    from upfront payments                    1,120,000           0.03                  -          -
                                    ----------------------------------      --------------------------

Total                                      $ 1,657,000        $  0.04       $ (4,429,000)   $ (0.12)
                                    ==================================      ==========================

                                                   Nine-months ended September 30, 2001
                                    ------------------------------------------------------------------
                                                   2001                            2000
                                    ----------------------------------      --------------------------
                                              Amount         Per Share         Amount       Per Share
                                    ----------------------------------      --------------------------
Reversal of previously
    recognized revenue                     $         -        $     -       $ (4,954,000)   $ (0.14)
Cumulative effect adjustment                         -              -         (3,682,000)     (0.10)
Amortized revenue from
    cumulative effect adjustment             1,582,000           0.04          1,575,000       0.04
Amortization of deferred revenue
    from upfront payments                    3,324,000           0.07                  -          -
                                    ----------------------------------      --------------------------

Total                                      $ 4,906,000        $  0.11       $ (7,061,000)   $ (0.20)
                                    ==================================      ==========================


The reversal of previously recognized revenue relates to license payments of $5.0 million received from Biogen, Inc. (Biogen) in 2000. The cumulative effect adjustment relates to $6.0 million, less amortization of $2.3 million of revenue recognized in 1998 and 1999, in milestone and license payments received from Celltech Group plc (Celltech) in 1998.

3.   Notes Payable
     -------------

     During the quarter ended September 30, 2001, we drew $5.0 million against a $10.0 million loan agreement from Biogen. Under the agreement, the remaining $5.0 million is available at our discretion until the termination of the agreement. Outstanding borrowings under this loan are due in August 2006.

     Under a funding agreement with Celltech, we drew $1.0 million against a $2.0 million facility during the third quarter of 2001, bringing the total outstanding loan amount to $2.0 million. Principal on this loan is due and payable in November 2003. We have the option, subject to Celltech's consent, to repay the loan with Targeted Genetics common stock at any time during the loan term, at a conversion price equal to the average closing prices of our common stock over a twenty day period preceding the repayment date.

     In connection with the formation of our Emerald Gene Systems (Emerald) joint venture with Elan Services, Ltd. (Elan), a wholly owned subsidiary of Elan Corporation plc, Elan made a loan facility available to us for up to $12.0 million to support our share of Emerald's research and development costs. During the quarter ended September 30, 2001, we drew $2.0 million against this facility. Principal and accrued interest are convertible, at Elan's option, into our common stock at 150% of the average closing price of our common stock for a specified period of time before the date of each draw on the note. If the loan was converted at Elan's option, the conversion price would be $5.96 for the currently outstanding amount. We also have the option to convert the note into that number of shares of our common stock equal to the outstanding principal amount borrowed under the note plus accrued but unpaid interest divided by the lesser of the then-current market price and the Elan conversion price. Draws on this note mature in July 2005.

     Interest rates on our outstanding loans currently range from 4% to 12%. Interest on each of the above loans is accrued and due annually and payable in cash, with the exception of our loan facility with Elan, which is compounded semi-annually and due at the end of the loan term.

4.   Net Loss Per Common Share
     -------------------------

     Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period. Targeted Genetics' diluted net loss per share is the same as its basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive and are therefore excluded from the calculation of diluted net loss per share. The computation of net loss per share includes dividends on outstanding preferred stock that affects only the computation of net loss applicable to common shareholders and are not included in the computation of net loss for the period.

5.   New Accounting Pronouncements
     -----------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS 141 no longer allows the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. This standard requires that business combinations with an acquisition date after June 30, 2001, be accounted for using the purchase method of accounting only. We do not believe that the adoption of SFAS 141 will have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for our fiscal year ending December 31, 2002. SFAS 142 includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS 142 also includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 requires the completion of a transitional goodwill impairment test six months from the date of adoption. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002. We have not yet determined the effect these rules will have on our net loss or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS 142. SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. The provisions of this Statement are effective January 1, 2002. We are currently assessing, but have not yet determined, the effect of SFAS 144 on our net loss or financial position.

6.   Matters Associated with Genovo, Inc. Acquisition
     ------------------------------------------------

     In connection with our acquisition of Genovo, Inc. (Genovo), we established an escrow of 550,872 shares of Targeted Genetics common stock held for the benefit of former Genovo stockholders, pending resolution of certain pre-acquisition contingencies related to Genovo. During the quarter ended June 30, 2001, the party associated with a pre-acquisition contractual matter communicated its intent to dispute reimbursing Genovo $2.0 million for a settlement payment made by Genovo. Based upon our review of the facts and advice from legal counsel, we have determined that the $2.0 million receivable recorded in anticipation of reimbursement is not collectable. As a result, in accordance with the terms of the merger agreement, shares in escrow valued pursuant to the terms of the merger agreement at $2.0 million will be cancelled. This amount has been reflected as a reduction of equity during the quarter ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements
--------------------------

     This quarterly report on Form 10-Q contains forward-looking statements, which involve current expectations, forecasts of future events and other statements that are not historical facts. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements. Our actual results could differ materially from our expectations for a number of reasons, including the risks described in the section below entitled "Factors Affecting Our Operating Results, Our Business and Our Stock Price." You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no duty to update any forward-looking statements to reflect new information, circumstances or events after the date of this report.

Business Overview
-----------------

     Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. We have assembled a broad base of core technologies that we believe has the potential to address a significant number of these diseases and we believe that we have expertise that will enable us to develop products based on these technologies. We have two lead products under development for treating cystic fibrosis and cancer and a promising pipeline of product candidates focused on hemophilia, arthritis, cancer, lysosomal storage diseases and AIDS prophylaxis. We believe that our success to date in developing these potential products demonstrates the value of our core technologies and their potential to treat numerous other diseases.

     We are developing both viral vector and synthetic vector technologies. Vectors are used to insert genetic material into target cells for gene therapy applications. Our viral vector development activities focus primarily on adeno-associated viral (AAV) vectors and our synthetic vectors are based on lipids. Our product development infrastructure focuses on establishing expertise in the areas of preclinical biology, process development, manufacturing, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that this focus provides advantages in our corporate partnering efforts and increases our probability of reaching the market. We have six collaborative programs underway with pharmaceutical companies, biotechnology companies and a public health organization. In all of these partnerships, we have retained a substantial financial interest in the sales of commercial products that result from our work.

Results of Operations
---------------------

     Revenue. Revenues for the three-month and nine-month periods ended September 30, 2001 increased to $5.5 million and $13.7 million, respectively, from $1.9 million and $6.9 million for the same periods in 2000. These increases are primarily attributable to our hemophilia product development collaboration with Genetics Institute, the biotechnology division of Wyeth-Ayerst (a division of American Home Products Corporation) and our multiple-product development collaboration with Biogen. Increased revenues also reflect increased activities at Emerald Gene Systems, our joint venture with Elan and our AIDS vaccine program being developed in collaboration with the International AIDS Vaccine Initiative, or IAVI.

     Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2001 increased to $8.9 million from $4.5 million for the same period in 2000. Research and development expenses for the nine-month period ended September 30, 2001 increased to $21.9 million from $12.8 million for the same period in 2000. The increases in research and development expenses for both the three-month periods and the nine-month periods reflect the following:

  . increased research and development efforts in our hemophilia, arthritis, AIDS vaccine, cystic fibrosis and cancer development programs;

  . increased expenses related to the research and development operations assumed from the acquisition of Genovo;

  . increased expenses attributable to developing our core technology platforms for gene delivery; and

  .  increased costs associated with expanding our manufacturing facilities.

Expenses for 2001 also reflect increased activity within our majority-owned cell therapy subsidiary, CellExSys, Inc. Our research and development expense has fluctuated from quarter to quarter due to the varying stages of our development programs, varying stages of clinical development of our potential products and the availability of resources. We expect this variability to continue in the future. Our recent trend of quarterly increases in research and development expenses should be partially offset by the anticipated spin-off of CellExSys in the fourth quarter of 2001.

     Acquired in-process research and development. In September 2000, we incurred in-process research and development, or IPR&D, expenses of $28.0 million, when we purchased Genovo. We incurred no IPR&D expenses in 2001.

     Amortization of intangibles. Amortization of intangibles includes amortization of goodwill, non-competition agreements and work force know-how acquired upon our acquisition of Genovo in September 2000. We recorded amortization expense of $1.5 million for the third quarter of 2001 and $4.6 million for the nine-month period ended September 30, 2001, as compared to $169,000 for both periods in 2000.

     General and Administrative Expenses. General and administrative expenses for the third quarter of 2001 increased to $1.5 million from $1.1 million for the same period in 2000. General and administrative expenses for the nine months ended September 30, 2001 increased to $4.9 million from $3.3 million for the same period in 2000. The increases in both periods reflect the addition of Genovo operating costs, greater investments in business development, costs associated with our CellExSys cell therapy subsidiary and increased administrative support for our growing number of collaborative partnerships.

     Equity in Loss of Joint Venture. We recognized losses of $946,000 for the third quarter of 2001 and losses of $2.8 million for the nine-month period ended September 30, 2001 for our 80.1% equity share in the losses of Emerald Gene Systems, our joint venture with Elan. Our equity losses in Emerald were $623,000 for the third quarter of 2000 and $1.8 million for the nine-month period ended September 30, 2000. Emerald's primary business focus is to develop enhanced gene delivery systems directed towards enhanced gene delivery capabilities based on a combination of our gene delivery technologies and Elan's drug delivery technologies.

     Investment Income. Investment income for the third quarter of 2001 was $415,000 as compared to $577,000 for the same period in 2000. This decrease in 2001 is due to a lower average cash balance and slightly lower interest rates. Investment income for the nine months ended September 30, 2001 increased to $1.7 million from $1.3 million for the same period in 2000, which is primarily due to an increase in the value per share of our short-term bond mutual fund for the period.

     Interest Expense. Interest expense for the third quarter of 2001 increased to $114,000 from $68,000 for the same period in 2000. Interest expense for the nine-month period ended September 30, 2001 increased to $244,000 from $196,000 for the same period in 2000. The year-to-year increases in both periods were primarily due to higher average outstanding principal balances in the third quarter of 2001, partially offset by lower average principal balances in the first quarter of 2001.

     Accounting Change. In the fourth quarter of 2000, we adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, effective January 1, 2000. The adoption of SAB 101 resulted in a charge of $3.7 million for the nine-month period ended September 30, 2000 and was reflected as a cumulative effect of the change in accounting principle. Prior to the adoption of SAB 101, we recognized nonrefundable, up-front license fees as revenue when the technology was transferred and when all of the significant contractual obligations relating to the fees had been fulfilled. The adoption of SAB 101 results in the deferral of these fees and subsequent recognition of these fees as revenue over the remaining term of the research and development collaboration agreements.

     As provided in SAB 101, our results for the three-month and nine-month periods ended September 30, 2000 were restated to reflect the effects of the accounting change. The effects of our adoption of SAB 101 on the accompanying results of operations are as follows:

                                                  Three-months ended September 30, 2001
                                    ------------------------------------------------------------------
                                                   2001                            2000
                                    ---------------------------------       --------------------------
                                              Amount        Per Share          Amount       Per Share
                                    ---------------------------------       --------------------------
Reversal of previously
    recognized revenue                     $         -        $     -       $ (4,954,000)   $ (0.13)
Amortized revenue from
    cumulative effect adjustment               537,000           0.01            525,000       0.01
Amortization of deferred revenue
    from upfront payments                    1,120,000           0.03                  -          -
                                    ---------------------------------       --------------------------

Total                                      $ 1,657,000        $  0.04       $ (4,429,000)   $ (0.12)
                                    =================================       ==========================

                                                   Nine-months ended September 30, 2001
                                    ------------------------------------------------------------------
                                                   2001                            2000
                                    ---------------------------------       --------------------------
                                              Amount        Per Share          Amount       Per Share
                                    ---------------------------------       --------------------------
Reversal of previously
    recognized revenue                     $         -        $     -       $ (4,954,000)   $ (0.14)
Cumulative effect adjustment                         -              -         (3,682,000)     (0.10)
Amortized revenue from
    cumulative effect adjustment             1,582,000           0.04          1,575,000       0.04
Amortization of deferred revenue
    from upfront payments                    3,324,000           0.07                  -          -
                                    ---------------------------------       --------------------------

Total                                      $ 4,906,000        $  0.11       $ (7,061,000)   $ (0.20)
                                    =================================       ==========================


The reversal of previously recognized revenue relates to license payments of $5.0 million received from Biogen in 2000. The cumulative effect adjustment relates to $6.0 million, less amortization of $2.3 million of revenue recognized in 1998 and 1999, in milestone and license payments received from Celltech Group plc in 1998.

Liquidity and Capital Resources
-------------------------------

     We have financed our operations through public and private offerings of our equity securities, research funding under collaborative agreements, license fees, capital and operating lease transactions, equipment financing arrangements and investment income. As of September 30, 2001, we had $28.2 million in cash and cash equivalents, compared with $38.6 million as of December 31, 2000. In addition, we had $19.5 million in working capital as of September 30, 2001 compared with $29.5 million as of December 31, 2000. The primary uses of cash for the first nine months of 2001 were $16.1 million to finance our operations and working capital requirements, $3.9 million for investments in leasehold improvements and capital equipment for the expanded clinical manufacturing facility and $0.8 million in principal payments on capital lease obligations. The primary sources of cash were $8.0 million received under equity and loan funding arrangements with our partners, $2.4 million received under equipment financing arrangements and $2.8 million in proceeds from warrant and stock option exercises.

     Gene therapy products are subject to long development timelines and the risks of failure inherent in the development of products based on innovative technologies. Although our technology appears promising, we do not know whether any commercially viable products will result from our research and development activities. Because we do not anticipate having any product-related revenue for at least the next several years, we expect to generate substantial additional losses in the future. We expect that our primary source of revenues will be under existing collaborative development agreements, and potentially new collaborative relationships.

     We believe that our existing assets, commitments from our partners to fund planned activities, and available equity and credit facilities will be sufficient to fund our operations into mid-2003. This estimate is a forward-looking statement based on certain assumptions which could be negatively impacted by the Factors Affecting Our Operating Results, Our Business and Our Stock Price discussed below. Our business strategy includes entering into additional strategic alliances, expanding our existing collaborations and pursuing other funding options to further strengthen our financial position. We may be unsuccessful in establishing additional collaborative relationships or in maintaining our existing ones. Over the long term, regardless of our partnering success, we expect that we will need to raise substantial additional funds to continue developing and commercializing our products.

     Our expenses and net losses have been variable in the past and we expect that this will continue in relation to the progress in clinical trial and manufacturing activity. We expect funding generated from our collaborations with Biogen, Celltech, Emerald, Genetics Institute, Genzyme and IAVI to fluctuate as well. We also have contractual commitments for the following cash resources:

 .    a $10.0 million equity investment by Biogen;
 .    $5.0 million remaining under a $10.0 loan agreement with Biogen; and
 .    up to $10.0 million of funds remaining under a $12.0 million convertible loan with Elan. Advances under this loan are currently available only to support our share of Emerald's research and development costs.

     We currently have $9.5 million outstanding under loan agreements with our corporate partners that become due at dates ranging from November 2003 to September 2006. Of this amount, $4.0 million has been drawn on loans that contain provisions, which in one case is subject to consent of the partner, allowing us to issue stock in repayment of the amounts owed.

     As of September 30, 2001, we have warrants outstanding that allow the holders to purchase up to 3.3 million shares of common stock at $2.00 per share. These warrants expire in April 2003 and, if exercised, would provide us with proceeds of up to $6.7 million.

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

     We may be unable to obtain financing when needed on acceptable terms, if at all. If we cannot obtain additional financing when needed, we will be unable to fund continuing operations.

We have a history of losses and may never become profitable, which could result in a decline in the value of our common stock and a loss of your investment.

     We have generated small amounts of revenue and incurred significant net losses since we began business. As of September 30, 2001, we had an accumulated deficit of $170 million. We expect to continue to incur substantial additional losses in the future, primarily due to the following factors:

 .    all of our products are in a testing phase and have not received regulatory approval; and
 .    we will spend significant amounts on operating expenses, in order to complete any of our product candidates.

     We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability. As a result, the trading price of our stock could decline and you could lose all or part of your investment.

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.

     In recent years the stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price. These fluctuations could cause the market price of our common stock to decline. Should this occur over a sustained time period, our ability to raise the necessary capital to fund the development of our product candidates will be impaired.

If our preclinical and clinical trials are unsuccessful or we do not receive regulatory approval for our products, all of which are in the early stage of product development, we may be unable to generate sufficient capital to maintain our business.

     All of our potential products are either in research and development or in early-stage clinical trials. Applying for regulatory approval of our potential products depends upon completion of additional research and development and testing, both in preclinical and clinical trials. Our trials may fail to demonstrate the safety and efficacy of any potential product, and we may encounter unacceptable side effects or other problems. Should this occur, we may have to delay or discontinue development of the potential product. Even after successful clinical trials, marketing any product in the United States or abroad requires receipt of regulatory approval from the Food and Drug Administration, or FDA, and applicable state and foreign regulators. If we are unable to gain regulatory approval of any product, we will be unable to generate product revenue and may be unable to maintain our business.

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

     Identifying and qualifying patients to participate in testing our potential products is critical to our near-term success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our products. Delays in recruiting or enrolling patients to test our products could result in increased costs, delays in advancing our product development, delays in proving the effectiveness of our technology or termination of the clinical trials altogether. Any of these events could delay or prevent the development of our product candidates.

Our business will not succeed if we fail to achieve market acceptance.

     Even if our potential products succeed in clinical trials and are approved for marketing, these products may never achieve market acceptance. Competing gene therapy products or alternative treatment methods, including more traditional approaches to treating disease, may be more effective or may be more economically feasible than our products. Moreover, doctors, patients, the medical community in general or the public may never accept or use any products based on gene delivery or other technologies that we develop.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

     Our success depends in part on our ability to protect our proprietary rights. We own or exclusively license patents and patent applications for a number of genes, processes, practices and techniques critical to our present and potential products. If we fail to obtain and maintain patent or other intellectual-property protection for this technology, our competitors could market competing products using those genes, processes, practices and techniques. The failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business. Patent applications and patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents and the scope of any patent may be reduced both before and after the patent is issued. Even if we secure a patent, the patent may not provide significant protection and may be circumvented or invalidated.

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

     Our potential tgAAV-CF product uses our proprietary adeno-associated virus, or AAV, delivery technology to deliver a normal copy of a CFTR gene to which we have rights under a nonexclusive license. The United States Patent and Trademark Office has declared an interference proceeding to determine the priority of invention of this gene. If the eventual outcome does not favor our licensor, we will have to pay increased license fees to the prevailing party to secure and maintain access to the CFTR gene to continue with development of tgAAV-CF. The costs of licensing the CFTR gene could be substantial. If we cannot maintain access to the CFTR gene, we may be unable to develop or deliver our potential tgAAV-CF product, which could result in decreased ability to generate revenue and difficulty in obtaining additional financing to fund our operations.

We may be unable to develop and commercialize some of our potential products if our relationships with scientific collaborators and corporate partners are not successful.

     Our success depends on the continued availability of outside scientific and corporate collaborators to perform research and develop processes to advance and augment our internal efforts and to fund our development programs. Competition for collaborators in gene therapy is intense. If we are unsuccessful in recruiting or maintaining our relationships with scientific collaborators and other corporate partners, we could experience delays in our research and development or loss of access to important enabling technology. Even if we maintain our current, or establish new, scientific collaborations or other partnerships, however, they may never result in the successful development of product candidates.

     The development and commercialization of many of our potential products, and therefore the success of our business, substantially depends on the performance of our collaborators. If our corporate partners do not commit sufficient financial and technical resources to our research and development programs or the commercialization of our products, the preclinical or clinical development related to the collaboration could be delayed or terminated. Our current or future collaborators may develop, market or provide funding for competing products or alternative technologies. In addition, disputes may arise with respect to ownership of technology or product candidates developed under our collaborations. Moreover, our corporate partners may terminate any existing partnerships, and we may be unable to enter into additional collaborations on acceptable terms, if at all.

If we are unable to license necessary technology from third parties, we may be unable to successfully develop and commercialize our potential products.

     We have entered into various license agreements, both exclusive and nonexclusive, that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products and those of our partners. Our success depends on our ability to obtain and maintain these kinds of licensing arrangements. Disputes may arise regarding rights to inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our scientific collaborators. In addition, many of our in-licensing agreements contain milestone-based termination provisions. If we or any of our corporate partners fail to meet agreed milestones, the licensor could terminate the relevant agreement.

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

     We currently do not have the capacity to manufacture large-scale clinical or commercial quantities of our potential products. To do so, we will need to expand our current facilities and staff or supplement them through the use of contract providers. We leased a building for the purpose of developing a facility to manufacture AAV vectors for Phase III and early commercial purposes. This manufacturing facility, if successfully developed, as well as any future manufacturing facilities that we may construct, will be subject to initial and ongoing regulation by the FDA and other governmental agencies. We may be unable to obtain regulatory approval for or maintain in operation this or any other manufacturing facility. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to manufacture sufficient product to sustain our business.

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

Pre-acquisition contingencies could arise resulting from our acquisition of Genovo.

     In September 2000, we acquired Genovo, a privately held biotechnology company specializing in viral gene delivery. Managing the Genovo acquisition may entail certain financial risks and strains, including the potential for contingent liabilities that pre-date our acquisition of Genovo to arise, resulting in higher than expected acquisition costs and charges against earnings.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is nominal. At present, we do not employ any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and we do not currently plan to employ them in the future. At September 30, 2001, we held $28.2 million in cash and cash equivalents, primarily invested in a short-term bond fund owning securities that, on the average, mature in less than one year.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time we receive demands or may be subject to litigation matters incidental to our business. We are not currently a party to any material legal proceedings.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      See the Index to Exhibits included in this quarterly report.

(b) We did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TARGETED GENETICS CORPORATION
                                         -----------------------------
                                               (Registrant)

Date: November 13, 2001                   /s/ H. Stewart Parker
      -----------------------------      --------------------------------------
                                         H. Stewart Parker, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date: November 13, 2001                  /s/ Todd E. Simpson
      -----------------------------      --------------------------------------
                                         Todd E. Simpson, Vice President,
                                         Finance and Administration, Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                          Targeted Genetics Corporation

                                INDEX TO EXHIBITS

Exhibit No.   Description                                                                Note
    3.1       Restated Articles of Incorporation                                          (A)
    3.2       Amended and Restated Bylaws (Exhibit 3.1)                                   (C)
    4.1       Rights Agreement, dated as of October 17, 1996, between Targeted            (B)
              Genetics and ChaseMellon Shareholder Services, L.L.C.
              (Exhibit 2.1)
    4.2       First Amendment to Rights Agreement, dated July 21, 1999, between           (D)
              Targeted Genetics and ChaseMellon Shareholder Services, L.L.C.
              (Exhibit 1.9)

-------------------------------------------------------------------------------

    (A) Incorporated by reference to designated exhibit included with Targeted Genetics' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000.

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