Form 10-K/A
period 2001-12-31
TARGETED GENETICS CORP /WA/
filed 2002-08-14
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
to Commission File Number No. 0-23930

TARGETED GENETICS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington	91-1549568
(State of Incorporation)	(IRS Employer Identification No.)

1100 Olive Way, Suite 100
Seattle, WA 98101
(Address of principal executive offices, including, zip code)

(206) 623-7612
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate the aggregate market value of voting stock held by nonaffiliates of the Registrant as of August 1, 2002: $39,942,000

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of August 1, 2002:

Title of Class	Number of shares

Common Stock, $0.01 par value	44,158,730

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

Explanatory Note

Targeted Genetics files this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2001 to reflect a restatement of its financial statements related to the classification of its Series B convertible exchangeable preferred stock outside of permanent equity and the elimination of dividends on such preferred stock in the computation of net loss per common share. Targeted Genetics filed the original Form 10-K for the year ended December 31, 2001 on March 21, 2002. Unless otherwise indicated, all information is as of December 31, 2001.

i

PART I

Item 1.     Business

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “intends” and other words of similar meaning may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part II, Item 7 of this annual report.

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

Establish product development partnerships that allow for long-term value retention.    We believe that our products under development have significant long-term potential. We now have collaborative programs underway with six large pharmaceutical and biotechnology companies and a public health organization. In all of these partnerships, we have retained a substantial financial interest in the sales of any commercial products that may result from our work. For products based on our AAV delivery system, we have retained manufacturing rights to any product candidates we develop. We have retained worldwide commercial rights to our tgDCC-E1A product candidate and plan to develop the product internally or through a collaborative relationship that will allow us to achieve substantial long-term participation in tgDCC-E1A’s potential downstream commercial revenue.

The following table summarizes our product development programs:

Program/Product	Research	Preclinical	Phase I	Phase II	Phase III	Collaborator
AAV Vectors:
Cystic Fibrosis						Celltech Group
Arthritis						—
Hemophilia A						Wyeth/Genetics Institute
Lysosomal Storage Disorders						Genzyme
AIDS Prophylaxis						IAVI
Hyperlipidemia						—

Synthetic Vectors:
Head and Neck Cancer						—
Ovarian Cancer						—
Metastatic Cancer						—

Adenoviral Vectors:
Glioma						Biogen

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

Our early clinical trials involved the administration of tgAAVCF to the lung, nose or sinus of over 60 patients. The results of the trials indicated that the product was safe and well-tolerated with no significant inflammatory response or other side effects, even after repeat delivery. Additionally, in a clinical trial involving administration of the product to the maxillary sinus, we observed:

•	dose-dependent gene transfer;

•	persistence of the gene for up to 70 days after treatment;

•	improvements in lung function measurements of chloride transport in biopsied cells after treatment; and

•	reduction of sinus inflammation, as assessed by changes in levels of certain cytokines and immunoregulatory substances secreted by cells of the immune system.

In 1998, we entered into a license and collaboration agreement related to tgAAVCF with Medeva Pharmaceuticals, Inc., now a wholly owned subsidiary of Celltech Group plc. Under these agreements, Celltech owns exclusive worldwide marketing rights to tgAAVCF and provides significant funding to us. The section below entitled “Research and Development Collaborations” provides a detailed description of this relationship.

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

Our product candidate for treating cancer is based on the E1A gene. We have exclusive worldwide rights to issued patents covering the use of the E1A gene in cancer therapy. Research data indicate that E1A can function as an inhibitor of the HER-2/neu oncogene, which is known to be over-expressed in many cancers. Research also indicates that E1A has anti-tumor effects unrelated to the inhibition of HER-2/neu expression. For example, our preclinical studies of our tgDCC-E1A product candidate in mice with tumors indicate that tgDCC-E1A inhibits expression of the HER-2/neu oncogene, inhibits growth and metastasis of the tumor cells and increases significantly the long-term survival of the mice. Other preclinical studies indicate that tgDCC-E1A sensitizes tumor cells to certain chemotherapeutic agents or radiation used to destroy the tumor cell.

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

In late 1999, we began the first clinical trial of tgDCC-E1A administered in combination with chemotherapeutic drugs. In this Phase I clinical trial, we are treating advanced-stage ovarian cancer patients with a combination of tgDCC-E1A and two chemotherapy products, Taxol® and Cisplatin, at increasing dosage levels. tgDCC-E1A and Cisplatin are administered directly to the peritoneal cavity and Taxol® is administered intravenously. This trial is designed to evaluate drug safety and to assess maximum tolerable dose levels, as well as measure the biologic activity of E1A. We anticipate presenting preliminary data from this clinical trial in mid-2002.

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

For a description of research and development expenses related to our clinical development programs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of this annual report.

Preclinical Product Development Programs

Rheumatoid Arthritis

Rheumatoid arthritis, or RA, is a chronic disease that causes pain, stiffness, swelling and loss of function in the joints and inflammation in other organs. According to the Arthritis Foundation, RA affects more than two million people in the United States, with disease onset occurring most frequently in people between the ages of 20 and 45. Direct and indirect costs associated with RA cost the U.S. economy nearly $65 billion per year. While the exact cause of the disease remains unknown, autoimmune and inflammatory processes lead to chronic and progressive joint damage. Researchers have found that the cytokine TNFa plays a pivotal role in this disease process and have validated anti-TNFa therapies as a valuable strategy to treat RA. RA is currently treated with protein therapies such as Immunex Corporation’s Enbrel®, a variety of systemic treatments, including steroid and nonsteroid anti-inflammatory drugs, and other drugs such as methotrexate, cyclosporine, and other monoclonal antibody therapies such as Remicade®.

We believe that local administration of DNA sequence encoding anti-TNFa proteins may be a potentially useful alternative to systemic administration of anti-TNFa proteins for treating RA and other inflammatory diseases. The characteristics of AAV vectors make them well suited for delivery of genes to joints and other local environments. We are developing an AAV-based product as a potential alternative or supplement to systemic protein therapy in patients with RA symptoms limited to one or several joints, or in situations where systemic delivery of the protein therapy may not be possible.

We have administered AAV-ratTNFR:Fc, a vector carrying the DNA sequence that expresses a soluble form of protein that binds TNFa, to the muscle or the joint of rats with experimentally induced RA. Data from these studies show that a single administration of AAV-ratTNFR:Fc to one ankle joint suppressed joint inflammation, pannus formation (inflammatory cells) and cartilage and bone damage in the treated ankle.

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

We believe that there is strong rationale for developing a gene therapy product that could be administered prophylactically to hemophilia A patients to prevent spontaneous bleeding incidents, for the following reasons:

•	hemophilia A results from a single gene defect that is well understood, and replacement of the missing protein has been used as an effective therapy for the disease;

•	overproduction of the Factor VIII protein has not been shown to be harmful, which reduces the need for precise regulation of gene expression;

•	researchers believe that production of as little as 5% of normal levels of the Factor VIII protein could effectively prevent chronic bleeding incidents in hemophilia A patients;

•
the high cost of protein therapy generally limits its use to treating bleeding incidents, which may provide a significant market opportunity for gene-based prophylactic products that address the underlying disease; and

•	the current global market for Factor VIII protein products, which is estimated at $1.2 billion, not including hospitalization costs, represents a significant market opportunity.

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

In November 2000, we entered into a collaboration with Wyeth/Genetics Institute, a unit of Wyeth Pharmaceuticals, to develop gene therapy products for treating hemophilia. Under the terms of the collaboration agreement Wyeth/Genetics Institute provides us with significant funding and owns exclusive worldwide marketing rights to any products resulting from the collaboration. The section below entitled “Research and Development Collaborations” provides a detailed description of this relationship.

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

We began collaborating with Genzyme Corporation in the area of lysosomal storage disorders after completing our acquisition of Genovo, Inc. in September 2000. Genzyme and Genovo had initiated a research and development collaboration in this area in 1999. In November 2000, following our acquisition of Genovo, we amended the research and development agreement previously entered into between Genovo and Genzyme to define the scope and level of work that we would perform for Genzyme in developing products for treating lysosomal storage disorders. Under the terms of the amended agreement, we will work with Genzyme to develop potential gene therapies for lysosomal storage disorders and Genzyme will be responsible for clinical development and commercialization of any products resulting from the collaboration. The section below entitled “Research and Development Collaborations” provides a detailed description of this relationship.

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

We are collaborating with IAVI and Children’s Research Institute, or CRI, on the campus of Children’s Hospital in Columbus, Ohio to develop a vaccine to protect against HIV infection. The vaccine will utilize our AAV vectors to deliver HIV genes that express viral proteins that can be detected by the immune system to elicit a protective immune response against HIV. We believe that a single dose of an AAV-based vaccine containing HIV genes could allow for a sustained and high level of gene expression of HIV proteins in vivo, thereby eliciting a robust and sustained immune response without exposing the patient to HIV. Data from studies in nonhuman primates suggest that AAV vector vaccines may hold significant promise. Monkeys immunized with AAV vectors carrying SIV genes, the primate equivalent of HIV, develop immune responses that are very similar to those induced by the human form of HIV. These data provide the basis for moving forward with further preclinical development that we believe will support Phase I clinical trials in humans. Under the terms of the public-private collaboration, IAVI will fund work at Targeted Genetics and at CRI focused on development and preclinical and Phase I studies of a vaccine candidate. We have the right to commercialize in industrialized countries any vaccine that may result from this development collaboration, and we have the option to manufacture the vaccine for nonindustrialized nations. The section below entitled “Research and Development Collaborations” provides a detailed description of this collaboration.

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

One of these formulations, tgLPD-E1A is based on a non-viral gene delivery vehicle called LPD, which contains lipids, polycations and DNA, and results in the formation of small, stable DNA particles encapsulated in a lipid shell. We believe that this condensed DNA delivery platform provides the basis for developing a systemic delivery system for administering E1A or other genes to tumors. Several preclinical studies of tgLPD-E1A indicate promising results. In a mouse model of human breast cancer tumors, we administered tgLPD-E1A systemically to evaluate its ability to inhibit tumor growth. The results indicated that the impact of tgLPD-E1A on tumor growth was comparable to the impact observed when administrating Taxol®, a chemotherapeutic drug. Additionally, administering both Taxol® and tgLPD-E1A inhibited tumor growth in mice significantly better than administering either agent alone. Furthermore, additional studies at Targeted Genetics and Emerald Gene Systems, our joint venture with Elan Corporation, suggest that the LPD platform could be modified to provide an enhanced efficacy and safety profile. Consequently, we plan to perform evaluations of these alternate formulations before deciding which formulation, if any, will advance into a clinical development phase.

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

For a description of research and development expenses related to our clinical development programs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Part II, Item 7 of this annual report.

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

Gene Therapy

Overview.    Gene therapy is an approach to treating or preventing genetic and acquired diseases that involves inserting a functional gene into target cells to modulate disease conditions. To be transferred into cells, a gene is incorporated into a delivery system called a vector, which may be either viral or synthetic. The process of gene transfer can be accomplished ex vivo, whereby cells are genetically modified outside of the body and infused into the patient, or in vivo, whereby vectors are introduced directly into the patient’s body.

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

A key factor in the progress of gene therapy has been the development of safer and more efficient methods of transferring genes into cells. A common gene delivery approach to date uses modified viruses to transfer the desired genetic material into a target cell. The use of viruses takes advantage of their natural ability to introduce genes into cells and, once inserted into the target cell, to use the cell’s metabolic machinery to produce the desired protein. In some gene therapy applications, viruses are genetically modified to inhibit the ability of the virus to reproduce. Successful viral gene transfer for diseases requiring long-term gene expression involves meeting a number of essential technical requirements, including the ability of the vector to carry the desired genes, transfer the genes into a sufficient number of target cells and enable the delivered genes to persist in the host cell and produce proteins for long duration. We and others are using a variety of viral vectors, including AAV and retroviral vectors, for potential gene therapy applications requiring long-term gene expression.

Our AAV Viral Vectors.    With our scientific collaborators, we have developed significant expertise in designing and using AAV vectors in gene therapy. We believe that our AAV vectors are particularly well suited for treating a number of diseases for the following reasons:

•	AAV does not appear to cause human disease;

•	Our AAV vectors contain no viral genes that could produce unwanted cellular immune responses leading to side effects or reduced efficacy;

•	AAV vectors can introduce genes into nondividing or slowly dividing cells;

•	AAV vectors can persist in the host cell to provide relatively long-term gene expression; and

•	Our AAV vectors can be manufactured using methods utilized in the manufacture of other biopharmaceutical products.

We are building our proprietary position in AAV-based technology through our development or acquisition of exclusive rights to inventions that:

•	provide important enhancements to AAV vectors

•	demonstrate novel approaches to the use of AAV vectors for gene therapy; and

•	establish new and improved methods for large-scale production of AAV vectors.

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

Our Synthetic Vectors.    Synthetic vector systems generally consist of DNA incorporating the desired gene, combined with various compounds designed to enable the DNA to be taken up by the host cell. Synthetic in vivo gene delivery approaches include:

•	encapsulating genes into lipid carriers such as liposomes, which facilitate the entry of DNA into cells;

•	combining negatively charged DNA with positively charged cationic lipids;

•	injecting pure plasmid, or “naked,” DNA in an aqueous solution; and

•	directing DNA to receptors on target cells by combining the gene with molecules (ligands) that bind to the receptors.

We have exclusive rights to a significant body of synthetic gene delivery technology based on cationic lipids. These synthetic vectors, such as DCC-Cholesterol, are formulated by mixing negatively charged DNA with positively charged cationic lipids, which promotes uptake of genes by cells. These vectors appear to have a good safety profile for use in vivo. We believe that synthetic vectors have several characteristics that make them particularly well-suited for treating certain diseases, including:

•	ability to transfer relatively large segments of DNA;

•	ability to deliver genes in rapidly dividing or non-dividing cells; and

•	ability to target to specific cell receptors.

We are working to expand our synthetic vector capabilities by developing enhancements to cationic lipid- based systems that will expand the potential uses of synthetic vectors. In one enhancement, which we call LPD, DNA is condensed and then combined with cationic lipids and polycations to generate stable particles of defined size that have significantly enhanced gene transfer efficiency and stability in the bloodstream. We believe that LPD-based formulations may be useful for delivering genes by intravenous administration.

Our Enhanced Vector Systems.    Emerald Gene Systems, our joint venture with Elan, was formed to develop enhanced gene delivery systems that combine our AAV and synthetic gene delivery technologies with Elan’s drug delivery technologies. Elan’s licensed technologies include targeting ligands and polymers. We plan to develop enhanced gene delivery systems that can be systemically or orally administered to target the desired cells within the body.

Cell Therapy

In November 2000, we established CellExSys, Inc., a majority-owned subsidiary, to further develop our ex vivo cell therapy capabilities. CellExSys’ portfolio of intellectual property includes patents and patent applications relating to modification of T-cells with chimeric receptors, the use of T-cells as gene delivery vehicles and other proprietary technologies related to cell therapy. Through our ownership of CellExSys, we own or have rights to over 75 issued patents and patent applications in the area of cell therapy and other applications of T-cell technology.

Cell therapy involves transplanting living cells into a patient to treat disease, either in place of, or in combination with, other pharmaceuticals. One type of cell therapy involves the use of cytotoxic T lymphocytes, also known as CTLs, which are a type of immune system cell. The function of CTLs is to destroy foreign or diseased cells in the body. CellExSys is developing technology and expertise that enables the isolation of potent, disease-specific CTLs from small samples of patient blood, which can then be grown into a larger number of cells and used to treat disease. Key to this technology is a proprietary rapid expansion method, or REM. We have exclusive rights to a patent on REM that was issued to the Fred Hutchinson Cancer Research Center in October 1998. Using the REM process, CellExSys can grow billions of CTLs from small quantities of starting cells over several weeks, while preserving the cells’ specific disease-fighting capabilities. We believe that CellExSys’technology and expertise could support development of a series of cell-based therapies to treat infectious diseases and cancer. In addition to the potential therapeutic uses of the REM technology, we believe that REM also has utility in new drug discovery and vaccine development.

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

Research and Development Collaborations

Medeva Pharmaceuticals, Inc./Celltech Group plc

In 1998, we entered into a collaboration with Medeva Pharmaceuticals, Inc., now a wholly owned subsidiary of Celltech Group plc, to develop and commercialize tgAAVCF, our gene therapy product candidate for treating cystic fibrosis. Medeva committed to provide annual funding of up to $5 million for up to three years, to support our tgAAVCF research and development activities, including:

•	scale-up and validation of manufacturing processes;

•	development and validation of analytical methods;

•	conduct of Phase I clinical trials; and

•	other activities in support of product testing and commercialization.

In addition, Medeva agreed to pay the costs of Phase II and subsequent clinical trials of our tgAAVCF product candidate. Although we are currently managing a Phase II clinical trial in the United States, the agreements provide that Medeva will conduct all other trials and assume responsibility for securing worldwide registration of tgAAVCF.

Under the terms of the Medeva/Celltech collaboration, we granted Medeva/Celltech an exclusive worldwide license to sell any tgAAVCF products resulting from the collaboration but retained rights for manufacturing and supplying bulk tgAAVCF product to support clinical trials and product commercialization. Our supply rights survive for the term of the patents covering tgAAVCF. Medeva loaned us $2 million to partially fund the construction of a pilot-scale tgAAVCF manufacturing facility and agreed to loan us, under specified conditions, up to an additional $10 million toward building a Good Manufacturing Practices compliant manufacturing facility for higher-volume production of tgAAVCF. To date, we have received approximately $28 million in funding from Celltech out of a potential $54 million in license fees, development funding, milestone payments, loans and equity investments connected with the Medeva/Celltech agreements. Assuming successful commercialization, we will also receive proceeds from sales of tgAAVCF products, based on a pricing formula intended to provide us with a significant percentage of Celltech’s net revenue from tgAAVCF product sales.

In November 2000, we initiated a Phase II, double-blind, placebo-controlled clinical trial to evaluate our tgAAVCF product candidate. In the fourth quarter of 2001, we completed the initial three-year term of our tgAAVCF product research and development efforts with Medeva. Depending on the results of the current Phase II clinical trial, we will either:

•	work with Celltech toward supporting the design and execution of one or more pivotal clinical trials required for product registration and approval;

•	work with Celltech to design and execute additional clinical trials to further evaluate the therapeutic potential of tgAAVCF; or

•	discontinue our work with Celltech and evaluate our strategic options for continuing the development of a gene therapy-based cystic fibrosis product.

Celltech may terminate the collaboration at will with 180 days’ notice. If Celltech exercises its termination right, all rights related to tgAAVCF that we have granted or otherwise extended to Celltech would return to us.

Emerald Gene Systems, Ltd.

In July 1999, we formed Emerald Gene Systems, Ltd., our joint venture with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation plc. Emerald was formed to develop enhanced gene delivery systems, based on a combination of our gene delivery technologies and Elan’s drug delivery technologies. These gene delivery systems could potentially be systemically or orally administered to deliver genes targeting the desired cells within the body.

We own 80.1% of Emerald’s common stock and 80.1% of Emerald’s preferred stock and Elan owns the remaining 19.9% of Emerald’s common and preferred stock. The common stock of Emerald held by Elan is similar in all respects to the common stock held by us, except that those shares held by Elan do not have voting rights. The common shares held by Elan may be converted into voting common shares at Elan’s election. Although we currently own 100% of the voting stock, Elan and its subsidiaries have retained significant minority investor rights that are considered participating rights under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Bulletin 96-16, Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Because Elan’s participating rights prevent us from exercising control over Emerald, we do not consolidate the financial statements of Emerald, but instead account for our investment in Emerald under the equity method of accounting.

We and Elan fund the expenses of Emerald in proportion to our respective ownership interests. A joint operating committee determines the nature and scope of activities to be performed by the joint venture on a periodic basis and at least annually. To date, we and Elan have jointly conducted Emerald’s research and development activities. Emerald reimburses each company for the costs of research and development and related expenses, plus a profit percentage.

As part of our agreements related to Emerald, Elan has provided us funding as follows:

•	Elan purchased $5 million of our common stock in 1999 at the closing of the joint venture agreements and purchased an additional $5 million of our common stock in 2000;

•	In September 2001, we drew $2 million under a $12 million convertible note commitment by Elan to fund a portion of our investment in Emerald; and

•	In 1999 at the closing of the joint venture agreements, Elan received $12 million of our Series B convertible exchangeable preferred stock in exchange for our 80.1% interest in Emerald.

At Elan’s option, the Series B convertible exchangeable preferred stock can be converted into shares of our common stock. The Series B preferred stock will automatically convert into common stock upon the occurrence of specified transactions involving a change of control of Targeted Genetics. Alternatively, Elan can exchange its Series B preferred stock for the preferred shares we hold in Emerald, which would bring Elan’s ownership in Emerald to 50%. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the joint venture losses that we and Elan funded to Emerald after its formation.

Elan, as a holder of Series B preferred stock, is not entitled to vote together with the holders of our common stock, including with respect to the election of directors, or as a separate class, except as otherwise provided by the Washington Business Corporation Act.

We may borrow up to $12 million from Elan in the form of a convertible note, to fund our ongoing investment in Emerald. We can draw on this note on a quarterly basis until July 21, 2002 or through the end of the initial development period, which may be extended beyond July 21, 2002. Total draws cannot exceed our cumulative investment in Emerald. Borrowings under the loan facility are subject to the following terms:

•	the outstanding principal balance bears interest at 12% per year, compounded semi-annually;

•	interest is payable semi-annually in cash or can be capitalized and added to the principal amount outstanding; and

•	principal and interest outstanding under the loan facility is due July 21, 2005, payable in cash or shares of our common stock.

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

As of December 31, 2001, we had provided $5.8 million of cash funding to the Emerald joint venture and we had borrowed $2 million against the loan facility.

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

Upon initiation of the collaboration Biogen paid us $8 million in research funding and milestone payments. Under a related funding agreement, Biogen will provide us with a minimum of $1 million per year in research and development funding over the initial three-year development period. Minimum annual funding could be increased by mutual agreement between Biogen and us. Biogen also agreed to provide us with loans of up to $10 million and to purchase up to $10 million of our common stock, each at our discretion. During 2001, we borrowed $10 million from Biogen under this commitment. The loan is due in September 2006 and bears interest at market rates. We can elect to have Biogen purchase the common stock in one or more tranches through August 2003. The price per share for any share purchase will equal the average of the daily closing prices of a share of our common stock for a specified period of time before and after the applicable exercise date.

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

The research and development funding agreement is effective until October 2003, with an option to extend the term if both parties agree. The supply agreement is effective for the term of the initial product development period and can be extended should regulatory agencies approve a product for commercial use. Wyeth/Genetics Institute has the right to terminate both agreements at will, with 180 days’ notice. If Wyeth/Genetics Institute exercises this right to terminate, all rights related to the hemophilia technology that we have granted or otherwise extended to Wyeth/Genetics Institute will return to us. If Wyeth/Genetics Institute exercises their right to terminate both agreements at will or if we exercise our right to terminate for cause, we would have an option to acquire a right and license to certain hemophilia patent rights controlled by Wyeth/Genetics Institute.

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

In 2000, we amended the 1999 development agreement to expand its technological scope and financial terms and establish a development plan for the second year of the three-year collaboration. Under the amended agreement, Genzyme will be required to pay milestone payments upon our achievement of specified regulatory milestones and to pay royalties on sales of any products developed under the collaboration. The development program under our agreement with Genzyme is effective through August 2002 and includes an option to extend the term if both parties agree. Genzyme has the right to terminate the development program at will, with 90 days’ notice. If Genzyme exercises this right to terminate the development program, or upon its expiration, all rights that we have granted or otherwise extended to Genzyme will return to us, except that Genzyme will retain an exclusive license to certain Genovo-related manufacturing technology for use in the field of lysosomal storage disorders.

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

International AIDS Vaccine Initiative

In February 2000, we entered into a three-year collaboration with the International AIDS Vaccine Initiative and Children’s Research Institute to develop a vaccine to prevent AIDS. The vaccine, which will utilize our AAV vectors to deliver selected HIV genes as a vaccine, is designed to elicit a protective immune response against HIV. Under this collaboration, vaccine candidates will be constructed based on subtypes of the virus most prevalent in Southern and Eastern Africa, and are expected to be evaluated in those regions. Under the terms of this public-private collaboration, IAVI will fund development, preclinical studies and Phase I clinical trials performed by us and by CRI. IAVI has also agreed to invest up to $6 million in research funding during the initial three years of the collaboration.

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

The initial development periods of our collaborations with Genzyme and Elan will conclude in 2002 and the initial development periods of our other collaborations will conclude in 2003, unless we and our collaborators agree to extend the agreements. Substantially all of our revenue, and substantially all of our expected revenue for the next several years, is derived from our product development collaborations. If we were to lose the product development and other funding that our collaborative partners provide and are unable to obtain alternative funding, we may be unable to commercialize the product candidate covered by the affected collaborations. For a more detailed description of the risk, see the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price—If we lose significant collaborative funding or we are unable to raise additional capital when needed, we may be unable to develop our potential products and conduct our operations” in Part II, Item 7 of this annual report.

Alkermes, Inc.

In June 1999, we entered into a license agreement with Alkermes, Inc. in which we received exclusive rights to an issued patent and other pending patent applications related to AAV vector manufacturing. The issued patent broadly covers a manufacturing method that we believe is key to making AAV-based products in a commercially viable, cost-effective manner. The license to this technology, first developed by Children’s Hospital in Columbus, Ohio, covers the use of cell lines for manufacturing AAV vectors and expands a limited field license to these rights that we previously acquired. Under the terms of the license agreement, we issued to Alkermes 500,000 shares of common stock and two warrants, each to purchase 1,000,000 additional shares of common stock. The warrants expire in June 2007 and June 2009 and have an exercise price of $2.50 and $4.16 per share, respectively. Alkermes will also receive milestone payments and royalties on the sale of any products manufactured using the licensed technology and is entitled to a portion of any sub-licensing payments that we may receive.

Relationship With Immunex Corporation

Targeted Genetics was formed in 1989 as a subsidiary of Immunex, a biopharmaceutical company developing recombinant proteins as therapeutics. In connection with our formation, we issued Immunex shares of our preferred stock that were subsequently converted into 1,920,000 shares of common stock, in exchange for Immunex granting us an exclusive worldwide license to certain Immunex proprietary technology specifically applicable to gene therapy applications. The licensed technology relates to gene identification and cloning, panels of retroviral vectors, packaging cell technology, recombinant cytokines, DNA constructs, cell lines, promoter/ enhancer elements and immunological assays.

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

•	our licensor could agree to a settlement arrangement under which we continue to have rights to the gene and the vector at our current license royalties;

•	the prevailing party could require us to pay increased license royalties to maintain our access to the gene, the vector or both, as applicable, which licensing royalties could be substantial; or

•	we could lose our license to the gene, the vector or both.

If our licensor does not retain its right to the CFTR gene and the vector, and we cannot obtain access at a reasonable cost or develop or license a replacement gene and vector at a reasonable cost, we will be unable to commercialize our potential tgAAVCF product candidate. For a more detailed description of this risk, see the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price—Intellectual property disputes regarding third-party technology that we license may prevent or impair our ability to develop and commercialize our product candidates” in Part II, Item 7 of this annual report.

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

Many of our competitors have substantially more financial and other resources, larger research and development staffs and more experience and capabilities in researching, developing and testing product in clinical trials, obtaining FDA and other regulatory approvals and manufacturing, marketing and distributing products. In addition, the competitive positions of other companies may be strengthened through collaborative relationships, such as those with large pharmaceutical companies or academic institutions. As a result, our competitors may develop, obtain patent protection for, receive FDA and other regulatory approvals for or commercialize products more rapidly than we do or may manufacture and market their products more successfully than we do. Our competitors’ technologies and products may be more effective or economically feasible than our potential products. If we are successful in commercializing our products, we will be required to compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience. These developments could limit the prices we are able to charge for any products we are able to commercialize or render our products less competitive or obsolete.

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

Preclinical studies generally require studies in the laboratory or in animals to assess the potential product’s safety and effectiveness. Preclinical studies include laboratory evaluation of toxicity, pharmacokinetics, or how the body processes and reacts to the drug, and pharmacodynamics, or whether the drug is actually having the expected effect on the body. Preclinical studies must be conducted in accordance with the FDA’s Good Laboratory Practice regulations and, before any proposed clinical testing in humans can begin, the FDA must review the results of these preclinical studies as part of an Investigational New Drug application.

If preclinical studies of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product will undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institution Review Board charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, patients are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants, so that the patients may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s

Good Clinical Practices regulations and the protocols the company establishes to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each trial participant with respect to safety. FDA regulations require us to submit these protocols as part of the application. A FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product.

Institutions that receive NIH funding for gene therapy clinical trials must also comply with the NIH Guidelines, and the clinical trials are subject to a review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. A clinical trial will be publicly reviewed when at least three of the committee members or the Director of the Office of Biotechnology Activities recommends a public review. Should the RAC require a public hearing, the start of the trial must be delayed until after the hearing date. Although the NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Additionally, before any NIH-funded clinical trial can begin, the Institutional Biosafety Committee must perform a review of the proposed clinical trial and ensure there are no safety issues associated with the trial.

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

If we successfully complete clinical trials for a product candidate, we must obtain FDA approval, as well as the approval of several other governmental and nongovernmental agencies, before we can market the product in the United States. Current FDA regulations relating to biologic therapeutics require us to submit an acceptable Biologics License Application, or BLA, to the FDA and receive approval before the FDA will permit commercial marketing. The BLA includes a description of our product development activities, the results of preclinical studies and clinical trials and detailed manufacturing information. Unless the FDA gives expedited review status, this stage of the review process generally takes at least one year. Should the FDA have concerns with respect to the potential product’s safety and efficacy, it may request additional data, which could delay product review or approval. The FDA may ultimately decide that the BLA does not satisfy its criteria for approval and might require us to do any or all of the following:

•	modify the scope of our desired product claims;

•	add warnings or other safety-related information; and/or

•	perform additional testing.

Because the FDA has not yet approved any gene therapy products, it is not clear what, if any, unforeseen issues may arise during the approval process. While we expect this regulatory structure to continue, we also expect the FDA’s regulatory approach to product approval, and its requirements with respect to product testing, to become more predictable as its scientific knowledge and experience in the field of gene therapy increase. Adverse events in the field of gene therapy or other biotechnology-related fields, however, could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of gene therapy products.

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

PART II

Item 5.     Market for the Registrant’s Equity and Related Shareholder Matters

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

	High	Low
2001:
4th Quarter	$3.50	$1.71
3rd Quarter	5.87	1.45
2nd Quarter	6.60	3.00
1st Quarter	9.25	2.38
2000:
4th Quarter	12.81	6.38
3rd Quarter	17.00	9.00
2nd Quarter	15.00	5.31
1st Quarter	28.00	3.63

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

Item 6.     Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data
Revenue	$18,880,000	$11,403,000	$6,848,000	$7,510,000	$1,328,000
Operating expenses	47,484,000	57,208,000	33,694,000	16,373,000	15,828,000

Loss from operations	(28,604,000)	(45,805,000)	(26,846,000)	(8,863,000)	(14,501,000)

Loss before cumulative effect of change in accounting principle	(27,170,000)	(43,973,000)	(26,655,000)	(8,687,000)	(14,188,000)
Cumulative effect of change in accounting principle (1)	—	(3,682,000)	—	—	—

Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)	$(8,687,000)	$(14,188,000)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle (2)	$(0.62)	$(1.16)	$(0.83)	$(0.33)	$(0.70)
Cumulative effect of change in accounting principle (1)	—	(0.10)	—	—	—

Net loss per basic and diluted common share (2)	$(0.62)	$(1.26)	$(0.83)	$(0.33)	$(0.70)
Shares used in computing basic and diluted net loss per common share	43,927,822	37,752,164	32,173,756	26,637,823	20,196,325

Proforma amounts assuming the accounting change is applied retroactively:
Net loss	—	—	$(24,555,000)	$(14,468,000)	—
Net loss per common share	—	—	$(0.77)	$(0.54)	—

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data
Cash and cash equivalents	$25,186,000	$38,630,000	$7,153,000	$11,957,000	$5,038,000
Total assets	71,038,000	87,974,000	13,692,000	16,204,000	9,767,000
Long-term obligations	16,403,000	2,447,000	2,088,000	900,000	1,517,000
Redeemable preferred stock	12,015,000	12,015,000	12,015,000	—	—
Total shareholders’ equity (3)	25,386,000	51,417,000	(5,049,000)	11,982,000	5,592,000

(1)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees. See Note 1 to the consolidated financial statements.
(2)
The net loss per common share for 2001, 2000 and 1999 has been restated to eliminate the 7% dividend previously accrued on the Series B Preferred Stock. See Note 1 to the consolidated financial statements.

(3)	Shareholders’ equity for 2001, 2000 and 1999 has been restated to classify the Series B Preferred Stock outside of permanent equity. See Note 1 to the consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We develop gene therapy products and technologies to treat acquired and inherited diseases on our own and through various research and development collaborations with others. We have historically funded our product development efforts primarily through the sale of equity securities and through funding received from our product development partners. We have six major collaborations that provide ongoing funding for our research and development programs:

•	a cystic fibrosis product development collaboration with Medeva Pharmaceuticals, Inc., now a wholly owned subsidiary of Celltech Group plc;

•	an AAV-based AIDS vaccine development collaboration with the International Aids Vaccine Initiative;

•	a multiple-product gene therapy product development collaboration with Biogen, Inc.;

•	a lysosomal storage disorder product development collaboration with Genzyme Corporation;

•	an AAV-based hemophilia product development collaboration with Wyeth/Genetics Institute, a unit of Wyeth Pharmaceuticals; and

•	Emerald Gene Systems, Ltd., our joint venture with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation plc, for the development of enhanced gene delivery technology.

Our development collaborations with other entities typically provide us with funding, including one or more purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partner will typically agree on a development plan for the product candidate, which often extends for multiple years. The product candidate’s progress is periodically reviewed with the partner. Our development partners often coordinate clinical evaluation of product candidates and marketing rights for product candidates that are successfully developed. We generally maintain manufacturing and royalty-based interests in successfully developed product candidates.

We have two lead product candidates in clinical trials, tgAAVCF for treating cystic fibrosis and tgDCC-E1A for treating cancer. tgAAVCF is currently in a Phase II clinical trial. tgDCC-E1A is currently in a Phase I clinical trial for treating ovarian cancer and a Phase II clinical trial for treating head and neck cancer. We are pursuing tgDCC-E1A initially as a company-funded program but anticipate entering into a strategic collaboration later in the development process. Our product candidates for treating hemophilia and lysosomal storage disorders, our potential vaccine to prevent HIV infection and the products we are developing with Elan and Biogen are all in preclinical development. Developing pharmaceutical products involves extensive preclinical development, followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section of this Item 7 entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price-Risks Related to Product Development and Regulatory Approval” and elsewhere in this annual report. As a result, we are unable to predict whether we will be able to successfully develop any of our product candidates or the time or cost successful development will require.

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

As of December 31, 2001, our accumulated deficit totaled $178.0 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with our preclinical and clinical development programs, developing our manufacturing capabilities and preparing our products under development for commercialization. Our expenses are driven by our staffing levels, outside costs for supplies and materials and clinical trial activities. We increased our staffing, outside costs and clinical trial activities in 2001 and 2000 as a result of the greater number, complexity and advancing development stages of our collaborations. We anticipate 2002 staffing and outside costs for supplies, materials and clinical trial activities will continue at levels similar to those in 2001. As described in the section of this Item 7 entitled “Liquidity and Capital Resources,” the initial development periods of three of our collaborations conclude in 2002 and 2003. If we and the collaborators do not agree to extend these collaborations, they will terminate. Absent new collaborative partnerships or extensions to our existing collaborative partnerships, we anticipate that both our research and development costs and our revenue will decrease in 2003. We will need to scale our research and development activities to match the levels of funding provided by our collaborators and other sources of capital available to us, which may be subject to fluctuation in the future.

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

In September 2000, we acquired Genovo, Inc., a privately held biotechnology company focused on developing therapeutic products based on AAV vectors. The purchase price totaled $66.4 million, which consisted of 5,250,805 shares of our common stock, valued at $58.4 million, assumed Genovo options valued at $7.7 million and transaction costs of $600,000 less $300,000 allocated to the intrinsic value of unvested stock options that we assumed. In connection with the acquisition of Genovo, we recorded acquired in-process research and development, or IPR&D, expenses of $28.0 million and acquisition-related intangibles of $39.5 million, consisting of AAV vector know-how of $12.7 million, workforce in place of $1.6 million and goodwill of $25.2 million.

Significant Accounting Policies

There are several accounting policies that we believe are critical to the presentation of our consolidated financial statements. Note 1 to our consolidated financial statements “Description of Business and Summary of Significant Accounting Policies” summarizes each of our significant accounting policies. The most critical accounting policies include those related to revenue recognition, specifically as these policies relate to our collaborative development relationships with other companies, the accounting and presentation for our unconsolidated joint venture interest in Emerald, the application of assumptions and estimates in accounting for acquired IPR&D costs and the valuation of our intangible assets.

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

We own 80.1% of Emerald’s common stock and 80.1% of Emerald’s preferred stock and Elan owns the remaining 19.9% of Emerald’s common and preferred stock. The common stock of Emerald held by Elan is similar in all respects to the common stock held by us, except that those shares held by Elan do not have voting rights. The common shares held by Elan may be converted into voting common shares at Elan’s election. Although we currently own 100% of the voting stock, Elan and its subsidiaries have retained significant minority investor rights that are considered “participating rights” under the FASB’s Emerging Issues Task Force Bulletin 96-16, Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Because Elan’s participating rights prevent us from exercising control over Emerald, we do not consolidate the financial statements of Emerald but instead account for our investment in Emerald under the equity method of accounting.

Our Series B preferred stock, which is currently valued at $12 million, is convertible into shares of our common stock or may be exchanged, at Elan’s option, for the preferred shares we hold in Emerald, which represents 30.1% ownership interest in Emerald. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the joint venture losses that we and Elan funded after its formation. We periodically monitor the redemption value of the Series B preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us upon exchange by Elan. If and when the redemption value of the Series B preferred stock exceeds its then current carrying value, we will increase the carrying value of the Series B preferred stock to the redemption value and recognize a corresponding dividend to the Series B preferred shareholder. We will recognize subsequent increases or decreases in the redemption value of the Series B preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series B preferred stock below the original basis of $12 million. The exchange right currently expires in April 2003, but is subject to extension by our mutual agreement with Elan.

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

Operating Expenses

Research and Development.    We incurred research and development expenses of $31.5 million in 2001, compared to $19.3 million in 2000. This increase resulted from increased research and development efforts in our hemophilia and AIDS vaccine product development collaborations, design costs associated with our large-scale manufacturing facility expansion and the addition of Genovo’s research and development operations. The increase also reflects increased research and development activities to support our collaborations with Elan, as well as additional clinical and regulatory activities associated with the development for our cancer programs. Research and development expenses increased to $19.3 million in 2000 from $14.3 million in 1999, reflecting increased expenses related to our acquisition of Genovo’s research and development operations, additional activities related to our collaborations with Wyeth/Genetics Institute and IAVI and, to a lesser extent, costs incurred to support the Emerald joint venture. The increase in total expenses in 2001 was partially offset by decreases in our tgDCC-E1A development expenses as tgDCC-E1A moved into clinical development.

Our research and development expenses for the years ended December 31, 2001, 2000 and 1999 were as follows:

	Year Ended December 31,
	2001	2000	1999
Research and preclinical programs:	$18,693,000	$6,321,000	$1,440,000
Clinical programs:
Cystic fibrosis	2,521,000	3,959,000	5,440,000
Cancer products	2,630,000	2,251,000	770,000
Indirect costs	7,702,000	6,781,000	6,641,000

Total Clinical Programs	12,853,000	12,991,000	12,851,000

Total research and development expense	$31,546,000	$19,312,000	$14,291,000

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

Costs associated with our preclinical program activities increased each year, reflecting the addition of the AIDS vaccine collaboration with IAVI in early 2000, the hemophilia collaboration with Wyeth/Genetics Institute and the lysosomal storge disorder collaboration with Genzyme in late 2000 and increased activity in our self- funded RA and gene delivery technology development programs. Costs associated with our clinical program activities were relatively stable as increases in costs attributable to our cancer research and development programs were offset by decreases in costs attributable to our cystic fibrosis research and development costs.

Equity in Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture.    Our equity in the net loss of the Emerald joint venture increased to $3.7 million in 2001 from $2.5 million in 2000. Losses in both years reflect our 80.1% equity share in the loss generated by Emerald’s research and development and licensing activities performed by Elan and us. In 1999, our equity in the net loss of Emerald was $12.6 million, which included our 80.1% share of a $15.0 million charge for an exclusive license to Elan’s drug delivery technology and our 80.1% share of Emerald’s 1999 collaboration costs.

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

We acquired ongoing IPR&D projects from Genovo in the fields of AAV manufacturing platforms, lysosomal storage disorders, glioma, hemophilia and hyperlipidemia. The amount recorded as IPR&D expense for the Genovo acquisition represents the present value of the estimated after-tax cash flows that we believe may be generated by the purchased technology that, as of the acquisition date, had not yet reached technological feasibility. We based the cash flow projections for revenue on estimates of growth rates and the aggregate size of the markets for each product, the probability of technical success given the stage of development at the time of acquisition, royalty rates based on prior licensing agreements, product sales cycles and the estimated life of the product’s underlying technology. We deducted our estimated operating expenses and income taxes from our estimated revenue projections to arrive at our estimated after-tax cash flows. The rate that we used to discount projected cash flows for in-process technologies ranged from 30% to 45%, depending on the relative risk of each in-process technology, and were based primarily on internal rates of return, cost of capital, rates of return for research and development and our weighted average cost of capital at the time of acquisition. The acquired IPR&D projects consisted of the following:

•
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

•
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

•
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

•
Technologies for treating hemophilia, which is a genetic disorder that results in prolonged external and/or internal bleeding. Genovo estimated the additional costs to complete its hemophilia technologies at approximately $12.0 million, with a targeted completion date in 2009. We are working with Wyeth/ Genetics Institute to develop a gene therapy product candidate to treat hemophilia A, which is currently in preclinical development.

•
Technologies for treating hyperlipidemia, which is an elevation of lipids in the bloodstream that are transported as part of large molecules called lipoproteins. Genovo estimated that its hyperlipidemia technology would be completed in 2007, at an additional cost of approximately $16.0 million. We currently have limited preclinical development activities focused on hyperlipidemia.

Genovo based all of these estimates and projections on assumptions believed to be reasonable at the time of the acquisition, but that are inherently uncertain and unpredictable. If we do not successfully develop these projects, our business, operating results and financial condition may be adversely affected. As of the date of the acquisition, we concluded that Genovo’s technologies under development, once completed, can be economically used only for their specifically intended purposes and that these in-process technologies have no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. Given the uncertainties involved in developing these product candidates, we are unable to predict whether we will be able to successfully develop any of these product candidates or the time or costs involved in doing so. The risk of untimely completion includes the risk that competitors will develop alternative products.

General and Administrative.    We incurred general and administrative expenses of $6.2 million in 2001 as compared to $5.7 million in 2000. This increase is attributable to higher business development and legal costs, including expenses related to the spin-out of our majority-owned cell therapy subsidiary, CellExSys, Inc., and increased administrative support for our growing number of collaborative partnerships. General and administrative expenses increased to $5.7 million in 2000 from $3.6 million in 1999. This increase reflected the addition of Genovo administrative costs, costs associated with integrating Genovo’s operations into our own and greater business-development and legal costs related to establishing new development collaborations.

Amortization of Acquisition-Related Intangibles.    We recorded amortization expenses of $6.1 million in 2001, compared to $1.7 million in 2000, for goodwill, noncompetition agreements and assembled workforce that we acquired when we purchased Genovo. We recorded no expenses related to amortization of acquired intangibles in 1999. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires use of a nonamortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into operating results, but instead will be reviewed for impairment and written down and charged to operating results only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. Assembled workforce will be reclassified into goodwill in accordance with SFAS No. 142 and will be evaluated accordingly. We will continue to amortize noncompetition agreements over each agreement’s estimated remaining useful life. We expect adoption of SFAS No. 142 to substantially reduce our amortization of goodwill and intangibles commencing January 1, 2002.

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

Accounting Change

In the fourth quarter of 2000, we adopted the provisions of the SEC’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 generally provides that nonrefundable up- front fees for licenses and rights to product candidates must be deferred and recognized as revenue over the product development period in which we are providing continuing services related to product development. Previously, we recognized revenue from nonrefundable up-front license fees when the technology was transferred and we had fulfilled all of our significant contractual obligations relating to the fees. The cumulative effect on prior years of implementing SAB 101 resulted in a noncash charge of $3.7 million and a corresponding increase in deferred revenue. This cumulative effect adjustment was calculated as of January 1, 2000 and included in our financial results for 2000. We recognized $1.6 million of revenue in 2001 and $2.1 million in 2000 related to this change in accounting.

Restatement of Financial Information

The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001, have been restated to present our Series B convertible exchangeable preferred stock, with a carrying amount of $12.0 million, outside of permanent shareholders’ equity, as a result of the adoption of EITF Topic D-98, Classification and Measurement of Redeemable Securities. We issued the Series B preferred stock in connection with the formation of Emerald Gene Systems, our joint venture with Elan. Shares of Series B preferred stock are exchangeable for a portion of our investment in Emerald. The effect of this restatement is to reduce total shareholders’ equity by $12 million for the periods described and to reflect the Series B preferred stock outside of permanent equity.

Net loss per common share for the years ended December 31, 2001, 2000 and 1999 has been restated to eliminate the 7% dividends previously accrued on the Series B preferred stock and included in the net loss applicable to common shareholders. Because dividends would only be payable in common shares upon conversion of the Series B preferred stock into common stock, the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the commitment date fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock is less than the proceeds of issuance of the Series B preferred stock, the Series B preferred stock does not contain a beneficial conversion feature that should be added to the net loss when determining net loss applicable to common shareholders. This restatement does not affect net loss for any periods previously reported.

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

Because internally generated cash flow will not be sufficient to fund development and commercialization of our product candidates, grow our business and expand research and development of our product candidates for treating additional diseases, we will require substantial additional financial resources. We may be unable to obtain funding when needed on acceptable terms, if at all. A significant portion of our operating expenses are funded through our collaborative development agreements with third parties. The initial development periods of our collaborations with Genzyme and Elan will conclude in 2002 and the initial development periods of our other collaborations will conclude in 2003. These development collaborations typically provide for extension options to continue development of product candidates. Absent new collaborative partnerships or extensions to our existing collaborative partnerships, our research and development revenue and funding will decrease in 2003. We may also need to scale a large portion of our future research and development activities to match the levels of funding provided by our collaborators or from other funding that may be available to us. Assuming that we conduct our currently planned operating activities and receive the funding anticipated from our collaborative partners, and that we are able to scale our operations to reflect any lesser amount of funding, we expect that our available cash, anticipated interest income and collaborative funding will be sufficient to finance our operations to 2004. We may require additional capital before that time, however, as a result of unanticipated loss of funding from collaborative partners, the implementation of additional research and development programs or other factors discussed in the section of this Item 7 entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price.” We may be unable to obtain financing when needed on acceptable terms, if at all.

In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock is convertible until July 2005, at Elan’s option, into shares of our common stock, at an initial conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the stock, plus dividends. Dividends are not paid in cash but rather result in an increase in the number of shares of common stock issuable upon conversion. At the expiration of the convertibility period, the Series B preferred stock would be convertible into approximately 5.47 million shares, at an effective conversion price of $2.20 per share. Alternatively, Elan may exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald, which would increase Elan’s ownership in the joint venture to 50%. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the total funding that we and Elan provided to Emerald after its formation. We periodically monitor the redemption value of the Series B preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us upon exchange by Elan. If and when the redemption value of the Series B preferred stock exceeds its then current carrying value, we will increase the carrying value of the Series B preferred stock to the redemption value and recognize a corresponding dividend to the Series B preferred shareholder. We will recognize subsequent increases or decreases in redemption value of the Series B preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series B preferred stock below the original basis of $12.0 million. The exchange right currently expires in April 2003, but is subject to extension by our mutual agreement with Elan.

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

The following are our contractual commitments associated with our debt and lease obligations:

	Payments Due by Period
Contractual Obligations	Total	2002	2003-2005	2006-2007	After 2007
Lease commitments	$23,853,000	$2,903,000	$6,300,000	$2,725,000	$11,925,000
Long term obligations	17,711,000	1,308,000	5,876,000	10,527,000	—

Total	$41,564,000	$4,211,000	$12,176,000	$13,252,000	$11,925,000

Impact of New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 141 requires that business combinations be accounted for using the purchase method of accounting, effective July 1, 2001. SFAS No. 142 requires the use of a nonamortization approach to account for goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down through a charge to operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, of the $31.8 million of net goodwill and other purchased intangibles, $31.4 million will be classified as goodwill and will no longer be amortized. The remaining $0.4 million will be classified apart from goodwill and will continue to be amortized over its estimated remaining useful life. We expect adoption of this accounting standard to substantially reduce our amortization of purchased goodwill and intangibles commencing January 1, 2002. The amount of goodwill amortization that would have been recorded in 2002 is approximately $5.6 million. Since future impairment reviews will be based on events and estimations in the future, we are currently unable to estimate the effect that such review may have on our consolidated financial statements.

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for disposal of long-lived assets and significantly changes the criteria for classification of an asset as held-for-sale. If assets are classified as held-for-sale, they are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires us to display expected future operating losses from discontinued operations in the period or periods in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results as we currently do not hold any of our assets as held-for sale and we have no indication that an impairment of any of our long-lived assets exists.

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

Completion of clinical trials may take several years or more. The number and cost of clinical trials and the length of time necessary to complete trials generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed under the subheading below entitled “Risks Related to Our Industry and Clinical Trials” and elsewhere in this “Factors Affecting Our Operating Results, Our Business and Our Stock Price” section.

Failure to timely obtain regulatory approval for our product candidates could prevent or impair our ability to commercialize our products.

Even if our clinical trials are successful, commercializing any product in the United States or abroad requires regulatory approval from the Food and Drug Administration, or FDA, and applicable state and foreign regulators. Moreover, the FDA and other applicable regulatory bodies must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety and efficacy in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials that receive funding from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before an NIH-funded clinical trial can begin, the NIH’s Institution Biosafety Committee must review the proposed clinical trial to ensure that there are no safety issues associated with the trial. The regulatory process in the gene therapy industry is costly, time consuming and subject to unpredictable delays, and regulatory requirements governing gene and cell therapy products frequently change. In addition, the clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary among trials and potential products. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. To our knowledge, no gene therapy products have received regulatory approval in the United States or in other countries. Because our product candidates involve new and unproven technologies, we believe that regulatory approval may proceed more slowly than clinical trials involving traditional drugs. We do not expect any of our product candidates to be approved for commercial sale for at least several years. Some or all of our product candidates may never receive regulatory approval or may not receive approval for all of the clinical applications for which we seek approval. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate product sales or royalty revenue.

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

Because internally generated cash flow will not fund development and commercialization of our products, we will require substantial additional financial resources to develop and commercialize our potential products. A significant portion of our operating expenses are funded through our collaborative development agreements with third parties. If a current or future collaborator were to terminate its financial or scientific support of a potential product, we may be unable to complete development and commercialization of that product candidate. We currently have collaborations with five pharmaceutical and biotechnology companies and a public health organization that provide expertise and funding to develop our product candidates. The initial development periods of three of these collaborations—Emerald Gene Systems for enhanced gene delivery systems, Genzyme Corporation for lysosomal storage disorders and IAVI for AIDS vaccines—will conclude in 2002 or early 2003. Each of these agreements will terminate unless we and the collaborator agree to extend the agreement. Substantially all of our revenue and substantially all of our expected revenue for the next several years, are derived from our collaborations to develop product candidates. If we were to lose this revenue, or other sources of funding that our corporate partners provide, we may be unable to continue our research and development program for the potential product covered by the collaboration and our business would suffer. Assuming that we conduct our currently planned operating activities and receive the funding anticipated from existing corporate partners, and that we are able to scale our operations to reflect any lesser amount of funding, we expect that our available cash, anticipated interest income and collaborative funding will be sufficient to finance our operations to 2004. We may require additional capital before that time, however, as a result of unanticipated loss of funding from collaborative partners, the implementation of additional research and development programs or other factors discussed in this “Factors Affecting Our Operating Results, Our Business and Our Stock Price” section or elsewhere in this annual report. We may be unable to obtain financing when needed on acceptable terms, if at all.

We intend to take advantage of additional funding opportunities as they arise. Sources of additional funding could include one or more of the following:

•	product development and funding collaborations;

•	technology sales;

•	technology licenses;

•	issuing debt; or

•	issuing equity.

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

•
we will not generate any product revenue for at least several years because all of our product candidates are in preclinical and clinical development and have not received regulatory approval for commercial sale; and

•
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

We have licensed technology underlying several issued and pending patents, and have acquired rights to the gene delivered in our product candidate for cystic fibrosis. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our competitors could market competing products using the intellectual property. Licensing of intellectual property critical to our business involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property

•	by our licensors and us and our scientific collaborators; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. For example, in 1997 the licensor of our licensed CFTR gene and related vector was notified that the USPTO had declared an interference proceeding to determine whether our licensor or an opposing party has the right to the patent application on the CFTR gene and related vector. Our tgAAVCF product candidate for treating cystic fibrosis uses our proprietary AAV delivery technology to deliver a normal copy of the CFTR gene. Interference proceedings before the USPTO are confidential, involving the opposing parties only, and can take several years to complete. Although we are not a party to the interference proceeding, its outcome could affect our license to the CFTR gene and related vector. The USPTO could rule that our licensor has priority of invention on both the CFTR gene and vector that we license, that our licensor has priority of invention on neither the gene nor the vector, or that our licensor has priority of invention on only the gene or only the vector. If the USPTO or Court of Appeals ultimately determines that our licensor does not have rights to both the CFTR gene and the vector, we believe that we will be subject to one of several outcomes:

•	our licensor could agree to a settlement arrangement under which we continue to have rights to the gene and the vector at our current license royalties;

•	the prevailing party could require us to pay increased license royalties to maintain our access to the gene, the vector or both, as applicable, which licensing royalties could be substantial; or

•	we could lose our license to the gene, the vector or both.

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

As the biotechnology industry expands, the risk increases that other companies may claim that our processes and potential products infringe on their patents. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in a litigation or interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

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

We face increasingly intense competition from a number of commercial entities and institutions that are developing gene therapy and cell therapy technologies. Our competitors include early-stage and established gene delivery companies, other biotechnology companies, pharmaceutical companies, universities, research institutions and government agencies developing gene therapy products or other biotechnology-based therapies designed to treat the diseases on which we focus. We also face competition from companies using more traditional approaches to treating human diseases, such as surgery, drugs and other pharmaceutical products. In addition, we compete with other companies to acquire products or technology from research institutions or universities. Many of our competitors have substantially more financial and infrastructure resources and larger research and development staffs than we do. Many of our competitors also have greater experience and capabilities than we do in:

•	research and development;

•	clinical trials;

•	obtaining FDA and other regulatory approvals;

•	manufacturing; and

•	marketing and distribution.

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

We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000 and its consolidated statements of operations and redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001.

ERNST & YOUNG LLP

Seattle, Washington
February 14, 2002, except for the
last two paragraphs of Note 1,
as to which the date is
July 29, 2002

TARGETED GENETICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,186,000	$38,630,000
Accounts receivable	2,475,000	3,087,000
Receivable from unconsolidated, majority-owned research and development joint venture	893,000	177,000
Prepaid expenses and other	935,000	292,000

Total current assets	29,489,000	42,186,000
Property and equipment, net	8,308,000	6,206,000
Goodwill and other purchased intangibles, net	31,752,000	37,821,000
Other assets	1,489,000	1,761,000

	$71,038,000	$87,974,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,452,000	$3,579,000
Payable to unconsolidated, majority-owned research and development joint venture	1,123,000	262,000
Accrued employee expenses	1,114,000	696,000
Deferred revenue	4,631,000	6,906,000
Current portion of long-term obligations	1,308,000	838,000

Total current liabilities	11,628,000	12,281,000
Deferred rent	640,000	404,000
Long-term obligations	16,403,000	2,447,000
Deferred revenue	4,966,000	9,410,000
Commitments
Series B convertible exchangeable preferred stock	12,015,000	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock; 12,015 shares designated, issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 44,125,677 shares issued and outstanding at December 31, 2001 and 42,608,943 shares at December 31, 2000	441,000	426,000
Additional paid-in capital	202,927,000	201,803,000
Accumulated deficit	(177,982,000)	(150,812,000)

Total shareholders’ equity	25,386,000	51,417,000

	$71,038,000	$87,974,000

See accompanying notes to the consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2000	1999
Revenue:
Collaborative agreements	$16,117,000	$9,553,000	$6,402,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	2,763,000	1,850,000	446,000

Total revenue	18,880,000	11,403,000	6,848,000

Operating expenses:
Research and development	31,546,000	19,312,000	14,291,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	3,666,000	2,474,000	12,610,000
Acquired in-process research and development	—	28,029,000	3,200,000
Amortization of acquisition-related intangibles	6,069,000	1,686,000	—
General and administrative	6,203,000	5,707,000	3,593,000

Total operating expenses	47,484,000	57,208,000	33,694,000

Loss from operations	(28,604,000)	(45,805,000)	(26,846,000)
Investment income	1,886,000	2,097,000	426,000
Interest expense	(452,000)	(265,000)	(235,000)

Loss before cumulative effect of change in accounting principle	(27,170,000)	(43,973,000)	(26,655,000)
Cumulative effect of change in accounting principle	—	(3,682,000)	—

Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)

Computation of basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle (restated)	$(0.62)	$(1.16)	$(0.83)
Cumulative effect of change in accounting principle	—	(0.10)	—

Net loss per common share (restated)	$(0.62)	$(1.26)	$(0.83)

Shares used in computation of basic and diluted net loss per common share	43,927,822	37,752,164	32,173,756

See accompanying notes to the consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY
(Restated)

							Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 1999	—	$ —	30,652,375	$307,000	$88,149,000	$(76,502,000)	$28,000	$11,982,000
Net loss—1999	—	—	—			(26,655,000)		(26,655,000)
Unrealized gains on securities available for sale	—	—	—			—	(44,000)	(44,000)

Comprehensive loss								(26,699,000)
Issuance of Series B convertible exchangeable preferred stock for interest in unconsolidated, majority-owned research and development joint venture	12,015	12,015,000	—	—	—	—	—	—
Sale of common stock to Celltech for cash, net of issuance costs of $14,000	—	—	677,392	7,000	1,480,000	—	—	1,487,000
Sale of common stock to Elan, net of issuance costs of $57,000	—	—	2,148,899	21,000	4,921,000	—	—	4,942,000
Issuance of common stock and warrants to Alkermes for technology rights, net of issuance costs of $18,000	—	—	500,000	5,000	3,177,000	—	—	3,182,000
Exercise of stock options	—	—	40,509	—	56,000	—	—	56,000

Balance at December 31, 1999	12,015	12,015,000	34,019,175	340,000	97,783,000	(103,157,000)	(16,000)	(5,050,000)
Net loss—2000	—	—	—			(47,655,000)		(47,655,000)
Unrealized losses on securities available for sale	—	—	—			—	16,000	16,000

Comprehensive loss								(47,639,000)
Sale of common stock for cash, net of issuance costs of $2,181,000	—	—	2,164,285	22,000	28,097,000	—	—	28,119,000
Issuance of common stock to Elan for cash, net of issuance costs of $4,000	—	—	382,739	4,000	4,992,000	—	—	4,996,000
Issuance of common stock in Genovo acquisition	—	—	5,250,805	53,000	66,077,000	—	—	66,130,000
Exercise of stock options	—	—	730,765	7,000	4,600,000	—	—	4,607,000
Exercise of warrants	—	—	61,174	—	254,000	—	—	254,000

Balance at December 31, 2000	12,015	12,015,000	42,608,943	426,000	201,803,000	(150,812,000)	—	51,417,000
Net loss and comprehensive loss —2001	—	—	—	—	—	(27,170,000)	—	(27,170,000)
Cancellation of shares held in escrow related to Genovo acquisition	—	—	(155,649)	(2,000)	(1,998,000)	—	—	(2,000,000)
Exercise of stock options	—	—	672,383	7,000	1,052,000	—	—	1,059,000
Exercise of warrants	—	—	1,000,000	10,000	1,990,000	—	—	2,000,000
Stock based compensation	—	—	—	—	80,000	—	—	80,000

Balance at December 31, 2001	12,015	$12,015,000	44,125,677	$441,000	$202,927,000	$(177,982,000)	$ —	$25,386,000

See accompanying notes to the consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle adjustment	—	3,682,000	—
Equity in net loss of unconsolidated, majority-owned research and development joint venture	3,666,000	2,474,000	12,610,000
Acquired in-process research and development	—	28,029,000	3,200,000
Depreciation and amortization	2,623,000	1,473,000	1,614,000
Amortization of acquisition-related intangibles	6,069,000	1,686,000	—
Stock-based compensation expense	80,000	301,000	—
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(6,719,000)	12,635,000	—
Increase in accounts receivable	(1,388,000)	(1,695,000)	(1,289,000)
Decrease (increase) in accounts receivable from unconsolidated, majority-owned research and development joint venture	(716,000)	269,000	(446,000)
Decrease (increase) in prepaid expenses and other	(643,000)	(396,000)	62,000
Increase (decrease) in current liabilities	241,000	(972,000)	626,000
Increase in deferred rent	236,000	364,000	40,000
Increase (decrease) in other assets	178,000	(800,000)	—

Net cash used in operating activities	(23,543,000)	(605,000)	(10,238,000)

Investing activities:
Purchases of property and equipment	(4,411,000)	(2,797,000)	(1,856,000)
Investment in unconsolidated, majority-owned research and development joint venture	(2,805,000)	(2,807,000)	—
Maturities and sales of securities available for sale	—	3,024,000	7,393,000
Purchases of securities available for sale	—	—	(483,000)
Net cash acquired in acquisition	—	359,000	—

Net cash provided by (used in) investing activities	(7,216,000)	(2,221,000)	5,054,000

Financing activities:
Loan proceeds from collaborative partners	13,000,000	—	1,000,000
Net proceeds from sales of capital stock	3,059,000	37,976,000	6,468,000
Proceeds from leasehold improvements and equipment financing arrangements	2,401,000	671,000	1,294,000
Payments under leasehold improvements and equipment financing arrangements	(1,145,000)	(1,292,000)	(1,348,000)

Net cash provided by financing activities	17,315,000	37,355,000	7,414,000

Net increase (decrease) in cash and cash equivalents	(13,444,000)	34,529,000	2,230,000
Cash and cash equivalents, beginning of year	38,630,000	4,101,000	1,871,000

Cash and cash equivalents, end of year	$25,186,000	$38,630,000	$4,101,000

Supplemental information:
Cash paid for interest	$269,000	$245,000	$203,000
Acquisition-related common stock issued (recovered)	(2,000,000)	66,130,000	—
Preferred stock dividend	945,000	885,000	376,000
Preferred stock issuance in exchange for interest in unconsolidated, majority-owned research and development joint venture	—	—	12,015,000

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

Property and Equipment

Our financial statements present property and equipment at cost less accumulated depreciation, which includes the amortization of assets recorded under equipment financing leases. We compute depreciation of property and equipment using the straight-line method over the asset’s estimated useful life, which ranges from three to seven years. Leasehold improvements are amortized over the asset’s estimated useful life or the lease term, whichever is shorter.

Purchased Intangible Assets

Purchased intangible assets consist of acquired technology that is core to our development programs and goodwill. We amortize our purchased intangibles on the straight-line method over periods ranging from two to seven years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we review the carrying value of intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external, that may indicate impairment. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. To date, we have no indication that an impairment of our intangible and other long-lived assets exists.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series B Convertible Exchangeable Preferred Stock

Our Series B convertible exchangeable preferred stock, which is currently valued at $12 million, is convertible into shares of our common stock or may be exchanged, at Elan’s option, for a 30.1% ownership interest in Emerald. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the total funding that we and Elan provided to Emerald after its formation. We periodically monitor the redemption value of the Series B preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us upon exchange by Elan. If and when the redemption value of the Series B preferred stock exceeds its then current carrying value, we will increase the carrying value of the Series B preferred stock to the redemption value and recognize a corresponding dividend to the Series B preferred shareholder. We will recognize subsequent increases or decreases in redemption value of the Series B preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series B preferred stock below the original basis of $12.0 million. The exchange right currently expires in April 2003, but is subject to extension by our mutual agreement with Elan.

Stock Compensation

As permitted by the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants, and we apply the disclosure-only provisions to account for our stock option plans. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options granted to consultants are recorded as an expense over their vesting term based on their fair value, which is determined using the Black-Scholes method.

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

We previously recognized nonrefundable, up-front license fees as revenue when the technology was transferred and when all of its significant contractual obligations relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the term of the related research and development collaboration arrangement on a straight-line basis, as this method best matches the effort provided. We believe that this change in accounting principle is preferable, based on guidance provided in the SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” The $3.7 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge for the year 2000. The cumulative effect was recorded as deferred revenue that was recognized as revenue over the remaining term of the research and development collaboration agreements. $2.1 million ($0.06 per share) of the $3.7 million cumulative effect was amortized as deferred revenue in 2000 and $1.6 million ($0.04 per share) was amortized in 2001. Had the change in accounting been in effect retroactively to January 1, 1999, net loss for 1999 would have decreased by $2.1 million ($0.07 per share).

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 141 requires that business combinations be accounted for using the purchase method of accounting, effective July 1, 2001. SFAS No. 142 requires the use of a nonamortization approach to account for goodwill and certain intangibles, effective January 1, 2002. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down through a charge to operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, of the $31.8 million of net goodwill and other purchased intangibles, $31.4 million will be classified as goodwill and will no longer be amortized. The remaining $0.4 million will be classified apart from goodwill and will continue to be amortized over its estimated remaining useful life. We expect adoption of this accounting standard to substantially reduce our amortization of purchased goodwill and intangibles commencing January 1, 2002. The amount of goodwill amortization that would have been recorded in 2002 is approximately $5.6 million. Since future impairment reviews will be based on events and estimations in the future, we are currently unable to estimate the effect that such review may have on our consolidated financial statements. The following table reconciles the results of operations we reported for the years ended December 31, 1999, 2000 and 2001 to the amounts adjusted for the elimination of goodwill amortization that we would have recorded had we adopted SFAS No. 142 as of the beginning of each of those periods:

	Year ended December 31,
	2001	2000	1999
Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)
Elimination of goodwill amortization	5,564,000	1,547,000	—

Adjusted net loss	$(21,606,000)	$(46,108,000)	$(26,655,000)

Net loss per common share:
Reported net loss per common share, restated	$(0.62)	$(1.26)	$(.83)
Goodwill amortization	0.13	.04	—

Adjusted net loss per common share	$(0.49)	$(1.22)	$(.83)

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The FASB also recently issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS No. 144 provides a single accounting model for disposal of long-lived assets and significantly changes the criteria for classification of an asset as held-for-sale. If assets are classified as held-for-sale, they are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires us to display expected future operating losses from discontinued operations in the period or periods in which the losses are incurred, rather than as of the measurement date, as presently required. We do not expect the provisions of SFAS No. 144 to have a significant effect on our financial position or operating results as we currently do not hold any of our assets as held-for sale and we have no indication that an impairment of any of our long-lived assets exists.

Reclassifications

Certain reclassifications have been made to conform prior year results to the current year presentation.

Restatement of Financial Information

The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of redeemable preferred stock and shareholders’ equity for each of the three years in the period ended December 31, 2001, have been restated to present our Series B convertible exchangeable preferred stock, with a carrying amount of $12.0 million, outside of permanent shareholders’ equity, as a result of the adoption of Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities. We issued the Series B preferred stock in connection with the formation of Emerald Gene Systems, our joint venture with Elan. Shares of Series B preferred stock are exchangeable for a portion of our investment in Emerald. The effect of this restatement is to reduce total shareholders’ equity by $12 million for the periods described and to reflect the Series B preferred stock outside of permanent equity.

Net loss per common share for the years ended December 31, 2001, 2000 and 1999 has been restated to eliminate the 7% dividends previously accrued on the Series B preferred stock and included in the net loss applicable to common shareholders. Because dividends would only be payable in common shares only upon conversion of the Series B preferred stock into common stock, the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the commitment date fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock is less than the proceeds of issuance of the Series B preferred stock, the Series B preferred stock does not contain a beneficial conversion feature that should be added to the net loss when determining net loss applicable to common shareholders. This restatement does not affect net loss for any periods previously reported. Net loss per common share is as follows:

	Year ended December 31,
	2001	2000	1999
As previously reported:
Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)
Preferred dividend	(945,000)	(885,000)	(376,000)

Net loss applicable to common shareholders	$(28,115,000)	$(48,540,000)	$(27,031,000)

Net loss per common share	$(0.64)	$(1.29)	$(0.84)

As restated for the elimination of preferred dividends:
Net loss	$(27,170,000)	$(47,655,000)	$(26,655,000)

Net loss per common share	$(0.62)	$(1.26)	$(0.83)

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Long-Lived Assets

Property and equipment consisted of the following:

	December 31,
	2001	2000
Furniture and equipment	$9,848,000	$7,288,000
Leasehold improvements	9,433,000	7,389,000

	19,281,000	14,677,000
Less accumulated depreciation and amortization	(10,973,000)	(8,471,000)

	$8,308,000	$6,206,000

We finance some of our equipment through equipment financing arrangements and pledge the equipment as security for the financing. The cost of equipment that has been pledged under financing arrangements totaled $3.7 million at December 31, 2001 and $2.4 million at December 31, 2000, with related accumulated depreciation of $1.3 million for each period.

Goodwill and other purchased intangibles consisted of the following:

	December 31,
	2001	2000
Goodwill	$37,892,000	$37,892,000
Other purchased intangibles	1,615,000	1,615,000

	39,507,000	39,507,000
Less accumulated depreciation and amortization	(7,755,000)	(1,686,000)

	$31,752,000	$37,821,000

3.    Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2001	2000
Loan payable to Biogen	$10,000,000	$—
Loan payable to Celltech	2,000,000	1,000,000
Convertible loan payable to Elan	2,000,000	—
Equipment financing obligations	3,153,000	1,732,000
Other long-term obligations	558,000	553,000

	17,711,000	3,285,000
Less current portion	(1,308,000)	(838,000)

	$16,403,000	$2,447,000

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

Under our agreements with Celltech, we have drawn $2.0 million under a $2.0 million unsecured loan facility to partially fund the cost of establishing our tgAAVCF manufacturing facilities for clinical trials. This loan is due in November 2003. Interest accrues at a rate that is 150 basis points over the one-month LIBOR rate, but neither less than 5% nor more than 7% per year. At December 31, 2001, the interest rate was 5.0%. This loan agreement limits our ability to declare or pay cash dividends. We can, at our option and with Celltech’s consent, repay the loan with our common stock at any time during the loan term, at a conversion price equal to the average closing price of the common stock over a specified period preceding the repayment date.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the formation of Emerald (see Note 7), Elan has committed to loan us up to $12.0 million, in one or more draws, to support our share of Emerald’s operating costs. Interest on borrowings under this loan facility accrues at a rate of 12.0% per annum, compounded semi-annually. Principal and interest outstanding under this loan facility are due in July 2005, payable either in cash or shares of our common stock. Interest is payable semi-annually and, if we elect not to pay, the interest is capitalized to principal and treated as a new borrowing from Elan. As of December 31, 2001, we had borrowed $2.0 million under this facility.

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

We have the option to prepay principal and interest outstanding under the loan facility, in whole or on a per- draw basis, in either cash or shares of our common stock. If we elect to prepay outstanding amounts with our common stock, the conversion price will equal 150% of the average closing price of our common stock for a specified period of time before the date of the applicable draw and the average closing price of our common stock for a specified period of time before the date of prepayment. If we elect to prepay the outstanding amounts in cash, we will pay an amount equal to the higher of the amount of principal and interest outstanding under the applicable draw and the fair market value of our common stock into which the outstanding amount is convertible, based on a price per share equal to the average closing price of our common stock for a specified period of time before the date of prepayment.

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

4.    Redeemable Preferred Stock and Shareholders’ Equity

Redeemable Preferred Stock

Series B Convertible Exchangeable Preferred Stock

In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald (see Note 7). The Series B preferred stock is convertible until July 2005, at Elan’s option, into shares of our common stock, at an initial conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the stock, plus dividends. Dividends are not paid in cash but rather result in an increase in the number of shares of common stock issuable upon conversion. As of December 31, 2001, the Series B preferred stock and accrued dividends were convertible into 4,283,471 shares of our common stock. At the expiration of the convertibility period, the Series B preferred stock would be convertible into approximately 5.47 million shares, an effective conversion price of $2.20 per share. In addition, the Series B preferred stock will automatically convert into common stock in the event of specified transactions involving a change of control of Targeted Genetics. In the event that the issuance of common stock to Elan upon the conversion of the Series B preferred stock would result in Elan owning more than 19.9% of our then outstanding shares and we were unable to obtain shareholder approval for such issuance, we have the right, at our option, to redeem that number of shares that would exceed 19.9% of our then outstanding shares.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alternatively, Elan may exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald, which would increase Elan’s ownership in Emerald to 50%. This exchange option is exercisable anytime through the later of April 2003 or six months after the completion of Emerald’s initial research and development program, which is currently July 21, 2002, but is subject to extension. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the total funding that we and Elan provided to Emerald after its formation. The exchange right is solely at Elan’s option, and will terminate if the Series B preferred stock is converted into common stock. If the conversion occurs as a result of a specified transaction involving a change of control at Targeted Genetics, the exchange right will survive, but in order to exercise this exchange right, Elan will be required to tender the consideration it received upon the automatic conversion of the preferred stock in the transaction.

Elan, as a holder of Series B preferred stock, is not entitled to vote together with holders of common stock, including with respect to election of directors, or as a separate class, except as otherwise provided by the Washington Business Corporation Act.

Shareholders’ Equity

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Genovo Plan was established to convert Genovo employees’ options to purchase shares of Genovo common stock into options to purchase our common stock. In 2000, we granted options to purchase 679,444 shares of our common stock at a weighted average exercise price of $1.30 per share under the Genovo Plan to the former employees of Genovo. The size of the grant to each former Genovo employee was based on the number of shares subject to that employee’s Genovo options at the effective time of the acquisition. Options granted under the Genovo Plan are fully vested and expire ten years from the date that the underlying Genovo stock options were granted. No additional options will be granted under the Genovo Plan.

The following table summarizes activity related to our stock option plans:

	Shares	Weighted Average Exercise Price	Options Exercisable
Balance, January 1, 1999	1,860,586	$2.42
Granted	835,265	1.94
Exercised	(40,509)	1.39
Canceled	(214,000)	2.51
Balance, December 31, 1999	2,441,342	2.26	1,094,420
Granted	1,373,716	5.65
Exercised	(419,470)	1.45
Canceled	(74,810)	6.13
Balance, December 31, 2000	3,320,778	3.66	1,782,082
Granted	1,510,075	5.27
Exercised	(672,383)	1.57
Canceled	(274,637)	5.05

Balance, December 31, 2001	3,883,833	4.55	1,861,093

The following table summarizes information regarding our outstanding and exercisable options at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Option Shares	Weighted Average Exercise Price
$ 0.50 -$ 1.22	421,179	$1.07	6.05	405,554	$1.07
1.38 - 1.99	699,339	1.72	6.93	439,354	1.71
2.02 - 3.00	646,064	2.27	8.09	302,412	2.32
3.09 - 6.50	905,172	5.08	7.27	374,255	4.80
6.66 - 8.56	883,367	7.21	8.77	232,272	7.59
8.88 - 21.38	328,712	10.86	8.53	107,246	11.01

	3,883,833	4.55	7.66	1,861,093	3.56

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As allowed by SFAS 123, we do not recognize compensation expense on stock options granted to employees and directors. If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	2001	2000	1999
Net loss:
as reported	$(27,170,000)	$(47,655,000)	$(26,655,000)
pro forma	(32,278,000)	(53,693,000)	(27,610,000)
Basic net loss per share:
as reported, restated	$(0.62)	$(1.26)	$(0.83)
pro forma	(0.73)	(1.42)	(0.86)

We estimated the fair value of each option on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility	1.590	1.661	0.908
Risk-free interest rate	4.90%	6.47%	5.05%
Expected life of options	4 years	4 years	4 years
Weighted (per share) average fair value of options granted	$5.27	$9.90	$1.94

Compensation expense included in the pro forma amounts above may not be representative of the effects on pro forma earnings for future years.

Reserved Shares

As of December 31, 2001, we had reserved shares of our common stock for future issuance as follows:

Stock options granted	3,883,833
Available for future grant	1,288,697
Stock purchase warrants	5,368,474
Conversion of Series B preferred stock and note	4,619,041

Total	15,160,045

5.    Acquisition of Genovo, Inc.

In September 2000, we acquired Genovo, Inc., a privately held biotechnology company focused on developing therapeutic products based on AAV vectors. The purchase price for our acquisition of Genovo, Inc. was approximately $66.4 million, which consisted of the following:

Issuance of 5,250,805 shares of common stock	$58,461,000
Fair value of options to purchase 1,302,034 shares of common stock	7,668,000
Transaction costs	584,000

Total consideration	66,713,000
Less: intrinsic value of unvested stock options	(301,000)

Purchase price	$66,412,000

Of the $66.4 million purchase price, $28.0 million consisted of acquired in-process research and development (IPR&D) expenses, $39.5 million consisted of intangibles, consisting of AAV vector know-how of $12.7 million, assembled workforce of $1.6 million, goodwill of $25.2 million, $1.9 million of tangible assets and $3.0 of liabilities assumed.

We evaluated acquired IPR&D connected with our acquisition of Genovo by utilizing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which had not reached technological feasibility at the effective time of the acquisition. We based the cash flow projections for revenue on estimates of growth rates and the aggregate size of the markets for each product or technology; the probability of technical success given the stage of development at the time of acquisition; royalty rates, based on prior licensing

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements; product sales cycles; and the estimated life of the product’s underlying technology. We deducted estimated operating expenses and income taxes from estimated revenue projections to arrive at estimated after-tax cash flows. We utilized discount rates of 30% to 45% to discount projected cash flows for in- process technologies, depending on the relative risk of each in-process technology. We computed these rates based primarily on our internal rates of return, cost of capital, rates of return for research and development and the weighted average cost of capital at the time of acquisition. Projected operating expenses include general and administrative expenses and research and development costs.

We based all of the foregoing estimates and projections regarding the Genovo acquisition on assumptions that we believed to be reasonable at the time of the acquisition but that are inherently uncertain and unpredictable. If we do not successfully develop the projects and technologies considered in these estimates, its business, operating results and financial condition may be adversely affected. As of the date of the acquisition, we concluded that the technologies under development, once completed, could be economically used only for their specifically intended purposes and that the in-process technology had no alternative future use after taking into consideration the overall objectives of the project, progress toward the objectives and uniqueness of developments to these objectives. If we fail in these development efforts, no alternative economic value will result from these technologies and the economic contribution that we projected from the IPR&D will not materialize. The risk of unsuccessful or untimely completion includes the risk that our competitors will develop alternative gene delivery technologies or will develop more effective or economically feasible technologies using more traditional approaches to treating human diseases.

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

•
Because specified Genovo licensing arrangements were unresolved at the time of the merger, we established an escrow of 700,000 shares of our common stock potentially issuable as additional merger consideration. Pending completion of negotiations, we may issue a portion of these shares in exchange for additional license rights. The escrow period ends in March 2002, but may be extended.

•
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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects unaudited consolidated pro forma results of operations for the years ended December 31, 2000 and 1999, giving effect to the Genovo acquisition as if it had occurred at the beginning of each respective period. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisition had been effective at the beginning of each of these periods. The pro forma information does not include the one-time charges for acquired IPR&D related to the acquisition of Genovo.

	Year end December 31,
	2000	19999
Revenue	$15,262,000	$12,241,000
Net loss	(29,671,000)	(38,820,000)
Basic and diluted net loss per share	$(.77)	$(1.04)
Shares used in computation of basic and diluted net loss per common share	38,372,000	37,425,00

6.    Collaborative and Other Agreements

We have entered into six partnering relationships with pharmaceutical and biotechnology companies and a public health organization to develop several of our product candidates. Under these partnerships, we typically receive reimbursement for research and development activities performed by us under the collaboration. We may also receive milestone and upfront payments. The aggregate revenue we earned under all of our collaborative research and development collaborations were $18.9 million in 2001, $11.4 million in 2000 and $6.8 million in 1999.

Celltech Group Agreement

In October 1998, we entered into a series of agreements with Medeva Pharmaceuticals, Inc. to collaborate on the development of our tgAAVCF gene therapy product for treating cystic fibrosis. In January 2000, Medeva merged with Celltech/Chiroscience to become part of Celltech Group plc and Celltech assumed Medeva’s rights and responsibilities under these agreements. Under a research and development funding agreement, we granted Medeva an exclusive worldwide license to sell tgAAVCF, but retained rights for supplying bulk tgAAVCF product to support clinical trials and commercialization. In 1998, we received a license and technology access fee of $5.0 million from Medeva at the time of signing and milestone payments of $1.0 million at the initiation of Phase I clinical trials of the tgAAVCF product. In 2000, we received $2.0 million at the initiation of Phase II clinical trials of the tgAAVCF product. We received no milestone payments from Celltech in 2001. In addition, Celltech agreed to pay up to $5.0 million per year from October 1998 through October 2001 to support research and development activities for tgAAVCF and to reimburse us for certain clinical trial expenses. Celltech also agreed to fund the costs of the Phase II clinical trial, which was initiated in November 2000. Assuming successful development and regulatory approval, Celltech will have the exclusive right to market the product on a worldwide basis. Under a long-term supply agreement, we will manufacture and supply bulk product to Celltech under a specific pricing formula. Celltech has the option to terminate the agreements with 180 days’ notice. Should Celltech exercise this right to terminate, all rights related to tgAAVCF technology we have granted or otherwise extended to Celltech would return to us.

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the related funding agreement, Biogen also agreed to provide us with loans of up to $10.0 million, which amount we borrowed in 2001, and to purchase up to $10.0 million of our common stock, none of which has been purchased, each at our discretion. Until August 2003, we can elect to have Biogen purchase the $10.0 million of our common stock, subject to limitations on Biogen’s percentage ownership of our stock, in one or more pieces, at a price per share equal to the average of the daily closing prices of a share of our common stock for a specified period of time before and after the applicable exercise date.

Wyeth/Genetics Institute Agreement

In November 2000, we entered into a collaboration to develop gene therapy products for treating hemophilia with Wyeth/Genetics Institute, a unit of Wyeth Pharmaceuticals. Under the terms of a research and development funding agreement, Wyeth/Genetics Institute paid us up-front payments of $5.6 million and will pay us up to $15.0 million to develop a product candidate for hemophilia A over a three-year research and development collaboration period ending in November 2003. We granted Wyeth/Genetics Institute an option to collaborate on the development of a hemophilia B product candidate under similar terms. Under a related supply agreement, Wyeth/Genetics Institute agreed to pay us to manufacture product for clinical trials and for commercial supply according to a sales-based formula assuming regulatory approval of products successfully developed. In addition, Wyeth/Genetics Institute agreed to manage and fund the costs of clinical trials and related regulatory filings required for product approval and marketing. Wyeth/Genetics Institute will retain global marketing rights for any products resulting from the collaboration.

Wyeth/Genetics Institute has also agreed, upon the occurrence of specified future events, to loan us up to $10 million to finance manufacturing facility expansions if certain conditions are met. No amounts have been borrowed under this commitment.

Wyeth/Genetics Institute has the right to terminate both agreements at will, with 180 days’ notice. Should Wyeth/Genetics Institute terminate the collaboration, all rights that were granted or otherwise extended to Wyeth/Genetics Institute related to the hemophilia technology that we have granted or otherwise extended to Wyeth/Genetics Institute would return to us. If Wyeth/Genetics Institute exercises their right to terminate both agreements at will or if we exercise our right to terminate for cause, we would have an option to acquire a right and license to certain hemophilia patent rights controlled by Wyeth/Genetics Institute.

We recognized revenue of $6.5 million in 2001 and $454,000 in 2000 under this collaboration. These revenue amounts include amortization in each period of the $5.6 million of up-front payments and the collaborative research funding earned during the period.

Genzyme Agreement

In connection with the acquisition of Genovo in September 2000, we assumed a three-year development and license agreement with Genzyme Corporation that Genovo had entered into in August 1999. Under that agreement Genovo was committed to perform up to $2.9 million per year of research and development activities related to

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product candidates for treating lysosomal storage disorders. In November 2000, we amended the development agreement to expand the collaboration’s technological scope and modify financial terms. Under the terms of the amended agreement, should we achieve specified regulatory milestones, Genzyme would be required to make milestone payments and pay royalties to us on sales of any products developed under the agreement.

The development program under our agreement with Genzyme is effective through August 2002 and includes an option to extend the term if both parties agree. Genzyme has the right to terminate the development program at will, with 90 days’ notice. Should Genzyme exercise this right to terminate the development program, or upon its expiration, all rights that we granted or otherwise extended to Genzyme would return to us, except that Genzyme will retain an exclusive license to certain Genovo-related manufacturing technology for use in the field of lysosomal storage disorders. We do not recognize revenue on the research that we perform in connection with this collaboration because to date we have funded this project through the proceeds received from the sale of equity securities to Genzyme.

In connection with our acquisition of Genovo, we also assumed a separate agreement that granted Genzyme an option to purchase up to $11.4 million of Genovo equity, of which $3.4 million had been purchased as of the Genovo acquisition date. After the execution of the amended agreement, Genzyme exercised its option to purchase 311,295 shares of our common stock for a total of $4.0 million. Genzyme has not exercised the second option to acquire up to an additional 311,295 shares of our common stock also at a price of $12.8495 per share. We are in negotiations with Genzyme to define the terms by which Genzyme would exercise its option or other means by which Genzyme would make an additional investment in us. Should Genzyme elect not to make an additional investment, or to provide less than the $4.0 million through exercise of the option agreement, the former Genovo shareholders and option holders could receive up to 155,648 additional shares of our common stock.

International AIDS Vaccine Initiative Agreement

In February 2000, we entered into a three-year development collaboration with the International AIDS Vaccine Initiative (IAVI) and Children’s Research Institute on the campus of Children’s Hospital in Columbus, Ohio, to develop a vaccine to prevent AIDS. Under the terms of the collaboration, IAVI provides funding to support development, preclinical studies and manufacturing of product for clinical trial studies. The collaboration provides for up to $6.0 million in cost reimbursable research funding from IAVI.

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

Alkermes License

In June 1999, we entered into an agreement with Alkermes, Inc. to acquire the exclusive rights to a patent and other pending patent applications for manufacturing AAV vectors. The license to this technology, first developed by Children’s Hospital in Columbus, Ohio, covers the use of cell lines for the manufacture of AAV vectors and expands a previously acquired limited field license to these rights. In exchange for this technology license, we issued 500,000 shares of our common stock, a warrant to purchase 1.0 million shares of our common stock at an exercise price of $2.50 per share, which expires in June 2007, and a warrant to purchase another 1.0 million shares of our common stock at an exercise price of $4.16 per share, which expires in June 2009. Both warrants were outstanding at December 31, 2001. During 1999, we recorded a $3.2 million non-cash charge based on the fair value of the warrants and shares of common stock issued to Alkermes. The charge was recorded because the underlying technology is not complete and we will have to invest significant resources to develop and improve its commercial feasibility.

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Emerald Gene Systems Joint Venture

In July 1999, we formed Emerald Gene Systems, our joint venture with Elan. Emerald was formed to develop product candidates based on our expertise in gene delivery and Elan’s expertise in drug delivery.

We own 80.1% of Emerald’s common stock and 80.1% of Emerald’s preferred stock and Elan owns the remaining 19.9% of Emerald’s common and preferred stock. The common stock of Emerald held by Elan is similar in all respects to the common stock held by us, except that those shares held by Elan do not have voting rights. The common shares held by Elan may be converted into voting common shares at Elan’s election. Although we currently own 100% of the voting stock, Elan and its subsidiaries have retained significant minority investor rights that are considered participating rights under the FASB’s Emerging Issues Task Force Bulletin 96-16, Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Because Elan’s participating rights prevent us from exercising control over Emerald, we do not consolidate the financial statements of Emerald, but instead account for our investment in Emerald under the equity method of accounting. We record our share of Emerald’s net loss from operations as equity in net loss of unconsolidated, majority owned research and development joint venture in the accompanying statements of operations. The preferred shares of Emerald are entitled to a liquidation preference equal to the amount paid by Elan and us for the preferred stock. In addition, upon the exercise of the exchange option by Elan (see Note 4), all non-voting preferred shares that Elan holds in Emerald will automatically be converted into voting common shares on a one-for-one basis. Both the common stock and preferred stock of Emerald are subject to certain transfer restrictions, other than to an affiliate.

We acquired our 80.1% interest and Elan acquired its 19.9% interest in Emerald in exchange for capital contributions receivable of $12.0 million and $3.0 million, respectively. Both Elan and we licensed intellectual property to Emerald. Emerald valued the technology licensed by Elan to Emerald at $15.0 million, which represented the consideration to be paid under the License Agreement. The $15.0 million technology license fee represented rights to technology, which had not reached technological feasibility at the date of acquisition and did not have alternative future uses. This in-process research and development was immediately charged to expense by Emerald. Due to our 80.1% ownership interest, the value assigned by Emerald to the license of our technology was zero, representing our carrying value of the technology licensed. We are entitled to receive royalties if and when commercialization of product candidates occurs. The parties agreed to settle the capital contribution obligations to the joint venture and the technology license fee payable to Elan through a non-cash cross receipt agreement. This cross receipt agreement represented a written acknowledgement by all parties of the receipt of sums owed to and from Emerald, Elan and us. Simultaneous with the formation of the joint venture, we issued to Elan shares of our Series B convertible exchangeable preferred stock valued at $12.0 million. These shares were issued in exchange for Elan’s assumption of our capital contribution to Emerald. Because we did not receive any cash from the issuance of the Series B preferred stock, we have presented its issuance as a non-cash transaction in our financial statements.

We and Elan fund the expenses of Emerald in proportion to our respective ownership interests. A joint operating committee determines the nature and scope of activities to be performed by the joint venture on a periodic basis and at least annually. We provided $2.8 million of cash funding to Emerald in 2001, $2.8 million of cash funding in 2000 and no cash funding in 1999. We and Elan conduct Emerald’s research and development and Emerald reimburses each company for the costs of research and development and related expenses plus a profit percentage. Our share of anticipated funding for 2002 is $3.1 million. Reimbursement that we receive from Emerald is reflected as revenue from collaborative agreement with unconsolidated, majority-owned joint venture in the accompanying statements of operations and related expenses are included in research and development expense. Under a loan facility provided to us from Elan, we have the option to borrow up to $12.0 million from Elan to fund our share of Emerald’s expenses. In September 2001, we borrowed $2.0 million against this loan facility.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed financial statements of Emerald are as follows:

	December 31,
	2001	2000
Total assets, current	$6,000	$6,000

Current liabilities	1,393,000	331,000
Total shareholders’ equity	(1,387,000)	(325,000)

Total liabilities and shareholders’ equity	$6,000	$6,000

	Year Ended December 31,		July 21, 1999 (Inception) to Dec. 31, 1999
	2001	2000
Revenue	$—	$—	$—
Expenses:
Research and development	4,563,000	3,073,000	723,000
Technology access fee	—	—	15,000,000
General and administrative	14,000	14,000	19,000

Net loss	$(4,577,000)	$(3,087,000)	$(15,742,000)

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

Future minimum payments under non-cancelable operating leases at December 31, 2001 were as follows:

Year ending December 31,

2002	$2,903,000
2003	2,920,000
2004	1,842,000
2005	1,538,000
2006	1,362,000
Thereafter	13,288,000

Total minimum lease payments	$23,853,000

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2001	2000
Deferred tax assets
Net operating loss carryforwards	$39,150,000	$33,210,000
Deferred revenue	400,000	640,000
Research and experimental credit carryforwards	4,300,000	3,430,000
Depreciation and amortization	1,340,000	1,060,000
Other	420,000	260,000

Gross deferred tax assets	45,610,000	38,600,000
Valuation allowance for deferred tax assets	(45,610,000)	(38,600,000)

Net deferred tax asset	$—	$—

Our utilization of federal income tax carryforwards is subject to limitation under Section 382 of the Internal Revenue Code. Our past sales and issuances of common stock have resulted in “ownership changes,” as defined under Section 382, and may result in limitations on our future use of some portion of the net operating loss carryforwards.

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

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenue	$3,805,000	$4,339,000	$5,538,000	$5,198,000
Net loss	(6,243,000)	(5,865,000)	(6,992,000)	(8,070,000)
Basic and diluted net loss per common share, restated	(0.14)	(0.13)	(0.16)	(0.18)

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenue	$2,700,000	$2,277,000	$1,914,000	$4,512,000
Loss before cumulative effect of change in accounting principle	(2,537,000)	(3,561,000)	(32,004,000)	(5,871,000)
Cumulative effect of change in accounting principle	(3,682,000)	—	—	—
Net loss	(6,219,000)	(3,561,000)	(32,004,000)	(5,871,000)
Basic and diluted per common share amounts, restated:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.10)	$(0.86)	$(0.14)
Cumulative effect of change in accounting principle	(.11)	—	—	—

Net loss	$(0.18)	$(0.10)	$(0.86)	$(0.14)

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of Registrant

The information required by this Item with respect to our directors is incorporated by reference to the section captioned “Election of Directors” in the proxy statement for our annual meeting of shareholders to be held on May 9, 2002.

The information required by this Item with respect to our executive officers is incorporated by reference to the section captioned “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on May 9, 2002.

Item 11.     Executive Compensation

The information required by this Item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 9, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item with respect to beneficial ownership is incorporated by reference from the section captioned “Principal Shareholders” in the proxy statement for our annual meeting of shareholders to be held on May 9, 2002.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Executive Compensation—Change of Control Arrangements” and “Executive Compensation—Arrangements with Management” in the proxy statement for our annual meeting of shareholders to be held on May 9, 2002.

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

3.    Exhibits

3.1	Restated Articles of Incorporation (Exhibit 3.1)	(L)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(D)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 2.1)	(C)

4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 1.9)	(J)

10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors (Exhibit 10.1)	(K)

10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers (Exhibit 10.2)	(D)

10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics* (Exhibit 10.3)	(K)

10.4	PHS Patent License Agreement—Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.4)	(K)

10.5	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics* (Exhibit 10.5)	(K)

10.6	PHS Patent License Agreement—Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.10)	(E)

10.7	License Agreement, dated as of March 28, 1994, between Targeted Genetics and the University of Michigan* (Exhibit 10.13)	(E)

10.8
Patent and Technology License Agreement, effective as of March 1, 1994, between the Board of Regents of the University of Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)
(A)

10.9	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)	(A)

10.10	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.1)	(B)

10.11	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.16)	(G)

10.12	License Agreement, dated as of March 15, 1997, between the Burnham Institute and Targeted Genetics* (Exhibit 10.23)	(E)

10.13	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc. (Exhibit 10.36)	(I)

10.14	Master Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)	(H)

10.15	License and Collaboration Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.2)	(H)

10.16	Supply Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)	(H)

10.17	Credit Agreement, dated as of November 23, 1998, between Targeted Genetics, Medeva Pharmaceuticals, Inc. and Medeva PLC* (Exhibit 1.5)	(H)

10.18	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc (Exhibit 1.3)	(J)

10.19
Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd. * (Exhibit 1.4)
(J)

10.20	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd. (Exhibit 1.5)	(J)

10.21	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics * (Exhibit 1.6)	(J)

10.22	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc * (Exhibit 1.7)	(J)

10.23	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics (Exhibit 10.26)	(D)

10.24	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation (Exhibit 10.1)	(L)

10.25
Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association) (Exhibit 10.29)
(K)

10.26	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.1)	(Q)

10.27	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.2)	(Q)

10.28	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.3)	(Q)

10.29	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.4)	(Q)

10.30	1992 Restated Stock Option Plan (Exhibit 99.1)	(F)

10.31	Stock Option Plan for Nonemployee Directors (Exhibit 10.34)	(E)

10.32	1999 Restated Stock Option Plan, as amended January 23, 2001 (Exhibit 10.2)	(P)

10.33	2000 Genovo Inc. Roll-Over Stock Option Plan (Exhibit 99.1)	(N)

10.34	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., TGC Acquisition Corporation and Biogen, Inc.*	(M)

10.35	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc.* (Exhibit 10.1)	(M)

10.36	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc. (Exhibit 10.2)	(M)

10.37	Product Development Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc. * (Exhibit 10.1)	(O)

10.38	Supply Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc.* (Exhibit 10.2)	(O)

21.1	Subsidiaries of Targeted Genetics

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-1 (No. 333-03592) filed on April 16, 1996, as amended.
(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1996, filed on August 12, 1996.
(C)	Incorporated by reference to Targeted Genetics’ Registration Statement on Form 8-A, filed on October 22, 1996.
(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996, filed on March 12, 1997.
(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1997, filed on March 31, 1998.
(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-58907), filed on July 10, 1998.
(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1998, filed on March 10, 1999.
(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930), filed on January 6, 1999.
(I)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1999, filed on August 5, 1999.
(J)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930), filed August 4, 1999.
(K)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1999, filed on March 23, 2000.
(L)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2000, filed on August 11, 2000.
(M)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930), filed on September 13, 2000.

(N)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-48220), filed on October 19, 2000.
(O)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930), filed on February 21, 2001.
(P)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2001, filed on May 11, 2001.
(Q)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2001, filed on August 14, 2001.

(c) Reports on Form 8-K

On October 29, 2001, Targeted Genetics filed a Current Report on Form 8-K to announce the appointment of Todd E. Simpson to the position of Vice President, Finance and Administration, and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on August 13, 2002.

TARGETED GENETICS CORPORATION

By:	/s/ H. STEWART PARKER
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. STEWART PARKER H. Stewart Parker	President, Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2002

/s/ TODD E. SIMPSON Todd E. Simpson	Vice President, Finance and Administration and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 13, 2002

JEREMY L. CURNOCK COOK* Jeremy L. Curnock Cook	Chairman of the Board	August 13, 2002

JACK L. BOWMAN* Jack L. Bowman	Director	August 13, 2002

JOSEPH M. DAVIE, PH.D., M.D.* Joseph M. Davie, Ph.D., M.D.	Director	August 13, 2002

LOUIS P. LACASSE* Louis P. Lacasse	Director	August 13, 2002

NELSON L. LEVY, PH.D., M.D.* Nelson L. Levy, Ph.D., M.D.	Director	August 13, 2002

MARK RICHMOND, PH.D.* Mark Richmond, Ph.D.	Director	August 13, 2002

*By:	/S/ H. STEWART PARKER
H. Stewart Parker, as attorney in fact

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (Exhibit 3.1)	(L)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(D)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 2.1)	(C)

4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 1.9)	(J)

10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors (Exhibit 10.1)	(K)

10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers (Exhibit 10.2)	(D)

10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics* (Exhibit 10.3)	(K)

10.4	PHS Patent License Agreement—Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.4)	(K)

10.5	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics* (Exhibit 10.5)	(K)

10.6	PHS Patent License Agreement—Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.10)	(E)

10.7	License Agreement, dated as of March 28, 1994, between Targeted Genetics and the University of Michigan* (Exhibit 10.13)	(E)

10.8
Patent and Technology License Agreement, effective as of March 1, 1994, between the Board of Regents of the University of Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)
(A)

10.9	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)	(A)

10.10	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.1)	(B)

10.11	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.16)	(G)

10.12	License Agreement, dated as of March 15, 1997, between the Burnham Institute and Targeted Genetics* (Exhibit 10.23)	(E)

10.13	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc. (Exhibit 10.36)	(I)

10.14	Master Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)	(H)

10.15	License and Collaboration Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.2)	(H)

10.16	Supply Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)	(H)

10.17	Credit Agreement, dated as of November 23, 1998, between Targeted Genetics, Medeva Pharmaceuticals, Inc. and Medeva PLC* (Exhibit 1.5)	(H)

10.18	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc (Exhibit 1.3)	(J)

10.19
Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd. * (Exhibit 1.4)
(J)

10.20	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd. (Exhibit 1.5)	(J)

10.21	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics * (Exhibit 1.6)	(J)

10.22	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc * (Exhibit 1.7)	(J)

10.23	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics (Exhibit 10.26)	(D)

10.24	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation (Exhibit 10.1)	(L)

10.25
Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association) (Exhibit 10.29)
(K)

10.26	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.1)	(Q)

10.27	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.2)	(Q)

10.28	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.3)	(Q)

10.29	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.4)	(Q)

10.30	1992 Restated Stock Option Plan (Exhibit 99.1)	(F)

10.31	Stock Option Plan for Nonemployee Directors (Exhibit 10.34)	(E)

10.32	1999 Restated Stock Option Plan, as amended January 23, 2001 (Exhibit 10.2)	(P)

10.33	2000 Genovo Inc. Roll-Over Stock Option Plan (Exhibit 99.1)	(N)

10.34	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., TGC Acquisition Corporation and Biogen, Inc.*	(M)

10.35	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc.* (Exhibit 10.1)	(M)

10.36	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc. (Exhibit 10.2)	(M)

10.37	Product Development Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc. * (Exhibit 10.1)	(O)

10.38	Supply Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc.* (Exhibit 10.2)	(O)

21.1	Subsidiaries of Targeted Genetics

23.1	Consent of Ernst & Young LLP, Independent Auditors

*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-1 (No. 333-03592) filed on April 16, 1996, as amended.
(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1996, filed on August 12, 1996.
(C)	Incorporated by reference to Targeted Genetics’ Registration Statement on Form 8-A, filed on October 22, 1996.
(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996, filed on March 12, 1997.
(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1997, filed on March 31, 1998.
(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-58907), filed on July 10, 1998.
(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1998, filed on March 10, 1999.
(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930), filed on January 6, 1999.
(I)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1999, filed on August 5, 1999.
(J)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930), filed August 4, 1999.
(K)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1999, filed on March 23, 2000.
(L)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2000, filed on August 11, 2000.
(M)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930), filed on September 13, 2000.
(N)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-48220), filed on October 19, 2000.
(O)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930), filed on February 21, 2001.
(P)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2001, filed on May 11, 2001.
(Q)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2001, filed on August 14, 2001.

2