Form 10-Q/A
period 2002-03-31
TARGETED GENETICS CORP /WA/
filed 2002-08-14
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number No. 0-23930

TARGETED GENETICS CORPORATION
(Exact name of Registrant as specified in its charter)

Washington	91-1549568
(State of Incorporation)	(IRS Employer Identification No.)

1100 Olive Way, Suite 100
Seattle, WA 98101
(Address of principal executive offices, including zip code)

(206) 623-7612
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	44,158,730
(Class)	(Outstanding at August 1, 2002)

Explanatory Note

Targeted Genetics files this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to reflect a restatement of its financial statements related to the classification of its Series B convertible exchangeable preferred stock outside of permanent equity and the elimination of dividends on such preferred stock in the computation of net loss per common share. Targeted Genetics filed the original Form 10-Q for the quarter ended March 31, 2002 on May 15, 2002. Unless otherwise inidicated, all information is as of March 31, 2002.

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q/A
For the quarter ended March 31, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(unaudited, restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,023,000	$25,186,000
Accounts receivable	3,081,000	2,475,000
Receivable from unconsolidated, majority-owned research and development joint venture	287,000	893,000
Prepaid expenses and other	919,000	935,000

Total current assets	21,310,000	29,489,000
Property and equipment, net	7,698,000	8,308,000
Goodwill and other purchased intangibles, net	31,625,000	31,752,000
Other assets	1,463,000	1,489,000

	$62,096,000	$71,038,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,165,000	$3,452,000
Payable to unconsolidated, majority-owned research and development joint venture	270,000	1,123,000
Accrued employee expenses	699,000	1,114,000
Deferred revenue	4,473,000	4,631,000
Current portion of long-term obligations	1,197,000	1,308,000

Total current liabilities	9,804,000	11,628,000
Long-term obligations	16,891,000	17,043,000
Deferred revenue	4,370,000	4,966,000
Commitments (Notes 6 and 7)
Series B convertible exchangeable preferred stock	12,015,000	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock; 12,015 shares designated, issued and outstanding	—	—
Common stock $0.01 par value, 80,000,000 shares authorized, 44,158,730 shares issued and outstanding at March 31, 2002 and 44,125,677 shares at December 31, 2001	442,000	441,000
Additional paid-in-capital	202,962,000	202,927,000
Accumulated deficit	(184,388,000)	(177,982,000)

Total shareholders’ equity	19,016,000	25,386,000

	$62,096,000	$71,038,000

The accompanying notes are an integral part of this statement.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter ended March 31,
	2002	2001
Revenue:
Collaborative agreements	$4,531,000	$3,128,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	839,000	677,000

Total revenue	5,370,000	3,805,000

Operating expenses:
Research and development	9,039,000	6,394,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	778,000	848,000
Amortization of purchased intangibles	126,000	1,517,000
General and administrative	1,653,000	2,027,000

Total operating expenses	11,596,000	10,786,000

Loss from operations	(6,226,000)	(6,981,000)
Investment income	87,000	802,000
Interest expense	(267,000)	(64,000)

Net loss	$(6,406,000)	$(6,243,000)

Net loss per common share (basic and diluted), restated	$(0.15)	$(0.14)

Shares used in computation of net loss per common share	44,137,000	43,517,000

The accompanying notes are an integral part of this statement.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter ended March 31,
	2002	2001
Operating activities:
Net loss	$(6,406,000)	$(6,243,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of unconsolidated, majority-owned research and development joint venture	778,000	848,000
Depreciation and amortization	801,000	694,000
Amortization of purchased intangibles	126,000	1,517,000
Stock-based compensation expense	—	80,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(606,000)	298,000
Decrease in deferred revenue	(754,000)	(1,424,000)
Decrease (increase) in accounts receivable from unconsolidated, majority-owned research and development joint venture	606,000	(677,000)
Decrease in current and other assets	42,000	27,000
Decrease in current and other liabilities	(590,000)	(30,000)

Net cash used in operating activities	(6,003,000)	(4,910,000)

Investing activities:
Investment in unconsolidated, majority-owned research and development joint venture	(1,631,000)	(11,000)
Purchases of property and equipment	(241,000)	(1,689,000)

Net cash used in investing activities	(1,872,000)	(1,700,000)

Financing activities:
Payments under leasehold improvements and equipment financing arrangements	(324,000)	(204,000)
Net proceeds from sale of capital stock	36,000	2,218,000

Net cash provided by (used in) financing activities	(288,000)	2,014,000

Net decrease in cash and cash equivalents	(8,163,000)	(4,596,000)
Cash and cash equivalents, beginning of period	25,186,000	38,630,000

Cash and cash equivalents, end of period	$17,023,000	$34,034,000

The accompanying notes are an integral part of this statement.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics Corporation, our wholly owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation, and our majority-owned subsidiary, CellExSys, Inc. The condensed consolidated financial statements do not include Emerald Gene Systems, Ltd., or Emerald, our unconsolidated, majority-owned research and development joint venture with Elan International Services Ltd., or Elan, a wholly owned subsidiary of Elan Corporation plc, because we do not have operating control of Emerald. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated.

Our results of operations for the quarter ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes, included in our amended annual report on Form 10-K/A for the year ended December 31, 2001.

2.    Series B Convertible Exchangeable Preferred Stock

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

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.    Restatement of Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2002 has been restated to present our Series B convertible exchangeable preferred stock, with a carrying amount of $12.0 million, outside of permanent shareholders’ equity, as a result of the adoption of the Emerging Issues Task Force, or EITF, Topic D-98, Classification and Measurement of Redeemable Securities. We issued the Series B preferred stock in connection with the formation of our Emerald Gene Systems joint venture with Elan. Shares of Series B preferred stock are exchangeable for a portion of our investment in Emerald. The effect of this restatement is to reduce total shareholders’ equity by $12 million and to reflect the Series B preferred stock outside of permanent equity.

Net loss per common share for the quarter ended March 31, 2001 has been restated to $0.14 per share from $0.15 per share as previously reported. This is the result of eliminating the 7% dividend previously accrued on the Series B preferred stock totaling $228,000 that had been added to the net loss when determining the net loss applicable to common shareholders. Because dividends only would be payable in common shares upon conversion of the Series B preferred stock into common stock, the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the commitment date fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock is less than the proceeds of issuance of the Series B preferred stock, the Series B preferred stock does not contain a beneficial conversion feature subject to recognition pursuant to Issue 98-5. This restatement does not affect net loss for any periods previously reported.

4.    Adoption of New Accounting Pronouncements

On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the amortization of goodwill and certain intangibles. The provisions of this accounting standard require us to complete a transitional impairment test upon adoption and identify any impairment in the value of goodwill as a cumulative effect of a change in accounting principle. We performed a transitional impairment test as of January 1, 2002 and do not believe that an impairment in the value of our goodwill existed as of that date.

In accordance with SFAS No. 142, we will test goodwill for impairment in value at least annually and, if goodwill is impaired, we will write down the value of goodwill through a charge to expense. Because future impairment reviews will be based on future events and estimates, we are unable to estimate the effect that future reviews may have on our consolidated financial statements.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our goodwill and other purchased intangibles balance of $31.6 million at March 31, 2002 and $31.8 million at December 31, 2001 represents the excess of Genovo acquisition costs over the fair value of Genovo’s net assets. Of the $31.6 million of goodwill and other purchased intangibles at March 31, 2002, $31.4 million is classified as goodwill and will be subject to annual impairment tests. The remaining $238,000 of other purchased intangibles consists solely of noncompetition agreements with a gross carrying amount of $1.0 million less accumulated amortization of $772,000. Other purchased intangibles will continue to be amortized through September 2002, the estimated remaining useful life of these assets.

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

	Quarter ended March 31,
	2002	2001
Net loss	$(6,406,000)	$(6,243,000)
Elimination of goodwill amortization	—	1,391,000

Adjusted net loss	$(6,406,000)	$(4,852,000)

Net loss per common share (basic and diluted)
Reported net loss per common share, restated	$(0.15)	$(0.14)
Goodwill amortization	—	0.03

Adjusted net loss per common share, restated	$(0.15)	$(0.11)

On January 1, 2002, we also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides guidance on accounting for the disposal, valuation and classification of long-lived assets and significantly changes the criteria for classification of an asset as held-for-sale. Adopting SFAS No. 144 did not have any effect our financial position or operating results because we currently do not hold any of our assets as held-for-sale and have no indication that any of our long-lived assets are impaired.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.    Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Our diluted net loss per common share is the same as our basic net loss per common share because all stock options, warrants and other potentially dilutive securities are antidilutive and therefore excluded from the calculation of diluted net loss per common share.

6.    Genzyme Development Agreement

In connection with our acquisition of Genovo in September 2000, we assumed a three-year development and license agreement, or “Development Agreement,” with Genzyme Corporation. Genzyme entered into the Development Agreement with Genovo in August 1999. Under the Development Agreement, Genovo was committed to perform up to $2.9 million per year of to-be-determined research and development activities related to product candidates for treating lysosomal storage disorders. Also in connection with our acquisition of Genovo, we assumed a separate agreement that granted Genzyme an option to purchase up to $11.4 million of Genovo equity, of which $3.4 million had been purchased as of the effective date of the Genovo acquisition. Upon our assumption of the agreement, each of the two remaining options under the assumed agreement became an option to purchase 311,295 shares of our common stock, at an exercise price of approximately $12.85 per share. Genzyme exercised its first option and purchased 311,295 shares of our common stock for a total of $4.0 million. Genzyme’s second option was not exercised and has expired.

We have previously used a portion of the proceeds from Genzyme’s investment in our common stock to fund development activities under the Development Agreement. As Genzyme did not elect to exercise its second option to purchase our common stock, we did not receive funds that would have been allocated toward further development activities under the Development Agreement. Minimal work was performed during the first quarter of 2002 and no formal plan has been put into effect as to specific development activities to be conducted during the remainder of the development program, which is scheduled to end in August 2002. As a result, we do not intend to continue with the lysosomal storage disorder program. At the end of the development program, the rights that we granted or otherwise extended to Genzyme will return to us, except that Genzyme will retain an exclusive, royalty-bearing license to certain Genovo-related technology for use in the field of lysosomal storage disorders. Further, our agreement not to develop competing technologies in the field of lysosomal storage disorders will continue.

The Genovo merger agreement provides that in the event Genzyme does not exercise the second option to purchase shares of our common stock, the former Genovo shareholders and optionholders are entitled to receive up to 155,648 shares of our common stock. These shares have a value of up to $260,000 and will be reflected as additional merger consideration upon issuance.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Genovo Licensing Escrow

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “believes,” “expects,” “anticipates,” “plans” and “intends,” and other words of similar meaning, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Item 2 of this quarterly report.

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

Restatement of Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2002 has been restated to present our Series B convertible exchangeable preferred stock, with a carrying amount of $12.0 million, outside of permanent shareholders’ equity, as a result of the adoption of EITF Topic D-98, Classification and Measurement of Redeemable Securities. We issued the Series B preferred stock in connection with the formation of our Emerald Gene Systems joint venture with Elan. Shares of Series B preferred stock are exchangeable our common stock or a portion of our investment in Emerald. The effect of this restatement is to reduce total shareholders’ equity by $12 million and to reflect the Series B preferred stock outside of permanent equity.

Net loss per common share for the quarter ended March 31, 2001 has been restated to $.14 per share from $.15 per share as previously reported. This is the result of eliminating the 7% dividend previously accrued on the Series B preferred stock totaling $228,000 that had been added to the net loss when determining the net loss applicable to common shareholders. Because dividends would only be payable in common shares upon conversion of the Series B preferred stock into common stock, the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the commitment date fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock is less than the proceeds of issuance of the Series B preferred stock, the Series B preferred stock does not contain a beneficial conversion feature subject to recognition pursuant to Issue 98-5. This restatement does not affect net loss for any periods previously reported.

Developing pharmaceutical products involves extensive preclinical development, followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in this Section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price”.

Results of Operations

Revenue.    Revenue for the quarter ended March 31, 2002 increased to $5.4 million from $3.8 million for the first quarter of 2001. This increase reflects expanded activities under our hemophilia product development collaboration with Wyeth Pharmaceuticals, and our AIDS vaccine collaboration with the International AIDS Vaccine Initiative, or IAVI. The increase in revenue also reflects greater earnings from services we performed for Emerald Gene Systems, our joint venture with Elan Corporation plc. Increases in revenue from these collaborators during the quarter were partially offset by lower revenue earned under our development program for the treatment of cystic fibrosis, which continued in clinical development but involved lower levels of research and development.

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

	Quarter ended March 31,
	2002	2001
Clinical programs:
Cystic fibrosis	$165,000	$694,000
Cancer	375,000	626,000
Indirect costs	943,000	1,360,000

Total clinical programs	1,483,000	2,680,000
Research and preclinical programs	7,556,000	3,714,000

Total research and development Expense	$9,039,000	$6,394,000

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

Equity in Loss of Joint Venture.    We recognized a loss of $778,000 in the first quarter of 2002, as compared to $848,000 in the first quarter of 2001, for our 80.1% equity share in the losses of Emerald Gene Systems. This decrease is attributable to a decrease in Elan’s joint venture activity during the period. Emerald was formed to develop enhanced gene delivery systems that combine our AAV and synthetic gene delivery technologies with Elan’s drug delivery technologies.

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

Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, clinical trials, obtaining regulatory approvals and filing, prosecuting and enforcing patents;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the outcome of any litigation or administrative proceedings involving our intellectual property.

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

In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12.0 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock, is convertible until July 2005, at Elan’s option, into shares of our common stock, at an initial conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the stock, plus dividends. Dividends are not paid in cash but rather result in an increase in the number of shares of common stock issuable upon conversion. At the expiration of the convertibility period, the Series B preferred stock would be convertible into approximately 5.47 million shares, at an effective conversion price of $2.20 per share. Alternatively, Elan may exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald, which would increase Elan’s ownership in the joint venture to 50%. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the funding that we and Elan provided to Emerald after its formation. We periodically monitor the redemption value of the Series B preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us upon exchange by Elan. If and when the redemption value of the Series B preferred stock exceeds its then current carrying value, we will increase the carrying value of the Series B preferred stock to the redemption value and recognize a corresponding dividend to the Series B preferred shareholder. We will recognize subsequent increases or decreases in redemption value of the Series B preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series B preferred stock below the original basis of $12.0 million. The exchange right currently expires in April 2003, but is subject to extension by our mutual agreement with Elan.

A significant portion of our operating expenses is funded through collaborations with third parties. We currently have strategic partnerships with four pharmaceutical and biotechnology companies and with one public health organization that provide collaborative funding and expertise to develop our product candidates:

•	a multiple-product collaboration with Biogen, Inc.;

•	a collaboration with Celltech Group plc to develop a treatment for cystic fibrosis;

•	the Emerald Gene Systems joint venture with Elan to develop enhanced gene delivery product candidates;

•	a collaboration with Wyeth/Genetics Institute to develop treatments for hemophilia; and

•	a collaboration with the International AIDS Vaccine Institute, or IAVI, to develop an AIDS vaccine.

Under the collaborative agreements, we expect to receive approximately $35 million in collaborative funding over the next 18 months, consisting of:

•
a commitment by Biogen to purchase, at our discretion and before November 2003, up to $10 million of our common stock, or a lesser amount if the market price of our common stock at the time of sale would result in a purchase by Biogen that would increase its holdings to more than 19.9% of our outstanding common stock;

•	approximately $9 million available under a convertible note facility from Elan to fund our ongoing investment in Emerald, which facility we can access through September 2002; and

•
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

We intend to pursue opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

We may be unable, however, to secure additional funding on acceptable terms, if at all.

If we cannot raise sufficient additional capital to fund our operations at our current levels, we intend to adjust our operating plans and development programs to enable us to fund our operations to 2004. These adjustments could include one or more of the following:

•	scaling back, delaying or terminating one or more of our research and development programs;

•	curtailing capital expenditures;

•	reducing business development and other operating activities; or

•	relinquishing some rights to our technology or product candidates or granting licenses, potentially on unfavorable terms.

We have warrants outstanding that entitle the holders to purchase 3.3 million shares of our common stock at $2.00 per share. These warrants, which expire in April 2003, would provide us with proceeds of up to $6.7 million if exercised. The holders, however, may elect not to exercise the warrants.

Factors Affecting Our Operating Results, Our Business and Our Stock Price

In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, operating results or financial condition could be harmed. This could cause the trading price of our stock to decline, and you could lose all or part of your investment. The factors identified in this amended quarterly report represent factors identified as of March 31, 2002.

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

To our knowledge, no gene therapy products have received regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries. Because our product candidates involve new and unproven technologies, we believe that regulatory approval may proceed more slowly than clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety and efficacy in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial in an effort to ensure that there are no safety issues associated with the trial.

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

Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend upon many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any commercialization activities and facility expansions, if and as required; and

•	the outcome of any litigation or administrative proceedings involving our intellectual property.

As of March 31, 2002, we had approximately $17 million in cash and cash equivalents. In addition, we expect to receive approximately $35 million over the next 18 months under our agreements with strategic partners. We expect that these resources will be sufficient to finance our currently planned development and operating activities until mid-2003. We intend to pursue opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

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

•
a commitment by Biogen to purchase, at our discretion and before November 2003, up to $10 million of our common stock, or a lesser amount if the market price of our common stock at the time of sale would result in a purchase by Biogen that would increase its holdings to more than 19.9% of our outstanding common stock;

•	approximately $9 million available under a convertible note facility from Elan to fund our ongoing investment in Emerald, which facility we can access through September 2002; and

•
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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. For example, in 1997 the licensor of our licensed CFTR gene and related vector was notified that the United States Patent and Trademark Office, or USPTO, had declared an interference proceeding to determine whether our licensor or an opposing party has the right to the patent application on the CFTR gene and related vector. Our tgAAVCF product candidate for treating cystic fibrosis uses our proprietary AAV delivery technology to deliver a normal copy of the CFTR gene. Interference proceedings before the USPTO are confidential, involving the opposing parties only, and can take several years to complete. Although we are not a party to the interference proceeding, its outcome could affect our license to the CFTR gene and related vector. The USPTO could rule that our licensor has priority of invention on both the CFTR gene and vector that we license, that our licensor has priority of invention on neither the gene nor the vector, or that our licensor has priority of invention on only the gene or only the vector. If the USPTO or Court of Appeals ultimately determines that our licensor does not have rights to both the CFTR gene and the vector, we believe that we will be subject to one of several outcomes:

•	our licensor could agree to a settlement arrangement under which we continue to have rights to the gene and the vector at our current license royalties;

•	the prevailing party could require us to pay increased license royalties to maintain our access to the gene, the vector or both, as applicable, which licensing royalties could be substantial; or

•	we could lose our license to the gene, the vector, or both.

If our licensor does not retain its rights to the CFTR gene and the vector, and we cannot maintain access at a reasonable cost or develop or license a replacement gene and vector at a reasonable cost, we will be unable to commercialize our potential tgAAVCF product. Similar or other outcomes may result from disputes relating to our intellectual property.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION (Registrant)

Date:	August 13, 2002	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 13, 2002	By:	/s/ TODD E. SIMPSON
Todd E. Simpson, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note

3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed August 11, 2000.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 17, 1997.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics Corporation’s Registration Statement on Form 8-A, filed October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K, filed August 4, 1999.