Form 10-Q
period 2002-06-30
TARGETED GENETICS CORP /WA/
filed 2002-08-14
CIK 921114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q
For the quarter ended June 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,273,000	$25,186,000
Accounts receivable	3,197,000	2,475,000
Receivable from unconsolidated, majority-owned research and development joint venture	1,062,000	893,000
Prepaid expenses and other	1,065,000	935,000

Total current assets	22,597,000	29,489,000

Property and equipment, net	7,087,000	8,308,000
Goodwill and other purchased intangibles, net	31,499,000	31,752,000
Other assets	1,412,000	1,489,000

	$62,595,000	$71,038,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,130,000	$3,452,000
Payable to unconsolidated, majority-owned research and development joint venture	1,103,000	1,123,000
Accrued employee expenses	819,000	1,114,000
Deferred revenue	6,072,000	4,631,000
Current portion of long-term obligations	1,253,000	1,308,000

Total current liabilities	12,377,000	11,628,000

Deferred rent	742,000	640,000
Long-term obligations	21,870,000	16,403,000
Deferred revenue	3,012,000	4,966,000
Commitments (Notes 6 and 7)
Series B convertible exchangeable preferred stock	12,015,000	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B convertible exchangeable preferred stock; 12,015 shares designated, issued and outstanding	—	—
Common stock $0.01 par value, 120,000,000 shares authorized, 44,158,730 shares issued and outstanding at June 30, 2002 and 44,125,677 shares at December 31, 2001	442,000	441,000
Additional paid-in-capital	202,963,000	202,927,000
Accumulated deficit	(190,826,000)	(177,982,000)

Total shareholders’ equity	12,579,000	25,386,000

	$62,595,000	$71,038,000

The accompanying notes are an integral part of this statement.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue:
Collaborative agreements	$3,818,000	$3,609,000	$8,349,000	$6,737,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	775,000	730,000	1,614,000	1,407,000

Total revenue	4,593,000	4,339,000	9,963,000	8,144,000

Operating expenses:
Research and development	8,325,000	6,637,000	17,364,000	13,031,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	833,000	1,019,000	1,611,000	1,867,000
Amortization of purchased intangibles	127,000	1,518,000	253,000	3,035,000
General and administrative	1,579,000	1,441,000	3,232,000	3,468,000

Total operating expenses	10,864,000	10,615,000	22,460,000	21,401,000

Loss from operations	(6,271,000)	(6,276,000)	(12,497,000)	(13,257,000)

Investment income	139,000	477,000	226,000	1,279,000
Interest expense	(305,000)	(66,000)	(572,000)	(130,000)

Net loss	$(6,437,000)	$(5,865,000)	$(12,843,000)	$(12,108,000)

Net loss per share (basic and diluted), restated	$(0.15)	$(0.13)	$(0.29)	$(0.28)

Shares used in computation of net loss per common share	44,159,000	43,977,000	44,148,000	43,748,000

The accompanying notes are an integral part of this statement.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(12,843,000)	$(12,108,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of unconsolidated, majority-owned research and development joint venture	1,611,000	1,867,000
Depreciation and amortization	1,612,000	1,884,000
Amortization of purchased intangibles	253,000	3,035,000
Stock-based compensation expense	—	80,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(722,000)	1,014,000
Decrease in deferred revenue	(513,000)	(3,357,000)
Increase in current and other assets	(53,000)	(429,000)
Increase (decrease) in current and other liabilities	55,000	(2,284,000)
Increase in accounts receivable from unconsolidated, majority-owned research and development joint venture	(169,000)	(63,000)

Net cash used in operating activities	(10,769,000)	(10,361,000)

Investing activities:
Investment in unconsolidated, majority-owned research and development joint venture	(1,631,000)	(4,112,000)
Purchases of property and equipment	(486,000)	(1,769,000)

Net cash used in investing activities	(2,117,000)	(5,881,000)

Financing activities:
Loan proceeds from collaborative partner	5,000,000	—
Proceeds from leasehold improvements and equipment financing arrangements	607,000	1,938,000
Payments under leasehold improvements and equipment financing arrangements	(670,000)	(511,000)
Net proceeds from sale of capital stock	36,000	2,767,000

Net cash provided by financing activities	4,973,000	4,194,000

Net decrease in cash and cash equivalents	(7,913,000)	(12,048,000)
Cash and cash equivalents, beginning of period	25,186,000	38,630,000

Cash and cash equivalents, end of period	$17,273,000	$26,582,000

The accompanying notes are an integral part of this statement

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics Corporation, our wholly owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation, and our majority owned subsidiary, CellExSys, Inc. The condensed consolidated financial statements do not include Emerald Gene Systems, Ltd., or Emerald, our unconsolidated, majority owned research and development joint venture with Elan International Services Ltd., or Elan, a wholly owned subsidiary of Elan Corporation plc, because we do not have operating control of Emerald. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated.

Our results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our amended annual report on Form 10-K/A for the year ended December 31, 2001.

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

Our goodwill and other purchased intangibles balance of $31.5 million at June 30, 2002 and $31.8 million at December 31, 2001 represents the excess of Genovo acquisition costs over the fair value of Genovo’s net assets. Of the $31.5 million of goodwill and other purchased intangibles at June 30, 2002, $31.4 million is classified as goodwill and will be subject to annual impairment tests. The remaining $112,000 of other purchased intangibles consists solely of noncompetition agreements with a gross carrying amount of $1.0 million less accumulated amortization of $898,000. Other purchased intangibles will continue to be amortized through September 2002, the estimated remaining useful life of these assets.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. Adoption of SFAS No. 142 eliminated $1.4 million of amortization expense, or $0.03 per common share, for the three months ended June 30, 2002 and $2.8 million of amortization expense, or $0.06 per common share, for the six months ended June 30, 2002 that would have been recorded had this standard not been adopted. The following table reconciles the results of operations we reported for the three and six months ended June 30, 2001 to the amounts adjusted for the elimination of goodwill amortization that we would have recorded had we adopted SFAS No. 142 on January 1, 2001:

	Quarter ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss	$(6,437,000)	$(5,865,000)	$(12,843,000)	$(12,108,000)
Elimination of goodwill amortization	—	1,391,000	—	2,782,000

Adjusted net loss	$(6,437,000)	$(4,474,000)	$(12,843,000)	$(9,326,000)

Net loss per common share (basic and diluted):
Reported net loss per share, restated	$(0.15)	$(0.13)	$(0.29)	$(0.28)
Goodwill amortization	—	0.03	—	0.06

Adjusted net loss per common share	$(0.15)	$(0.10)	$(0.29)	$(0.22)

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements  No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement deals with the way debt extinguishments are accounted for in our operating results. It also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The debt extinguishment provisions of this statement are effective in fiscal years beginning after May 15, 2002. The sale-leaseback provisions of this statement are effective for transactions occurring after May 15, 2002. We do not expect the provisions of SFAS No. 145 to have a significant effect on our financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance required that a liability for exit or disposal costs be recognized at the date of an entity’s commitment to an exit plan. In accordance with SFAS No. 146, the costs associated with the reorganization plan, initiated in August 2002, will be recognized as incurred.

3.    Series B Convertible Exchangeable Preferred Stock

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

4.    Net Loss per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Our diluted net loss per common share is the same as our basic net loss per common share because all stock options, warrants and other potentially dilutive securities are antidilutive and therefore excluded from the calculation of diluted net loss per common share.

Net loss per common share for the quarter ended June 30, 2001 has been restated to $0.13 per share from $0.14 per share as previously reported. Net loss per common share for the six months ended June 30, 2001 has been restated to $0.28 per share from $0.29 per share as previously reported. This is the result of eliminating the 7% dividend previously accrued on the Series B convertible exchangeable preferred stock totaling $233,000 for the three months ended June 30, 2001 and $461,000 for the six months ended June 30, 2001 that had been added to the net loss when determining the net loss applicable to common shareholders. Because dividends would only be payable in common shares upon conversion of the Series B preferred stock into common stock, the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the commitment date fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock is less than the proceeds of issuance of the Series B preferred stock, the Series B preferred stock does not contain a beneficial conversion feature subject to recognition pursuant to Issue 98-5.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Genzyme Development Agreement

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

We have previously used a portion of the proceeds from Genzyme’s investment in our common stock to fund development activities under the Development Agreement. As Genzyme did not elect to exercise its second option to purchase our common stock, we did not receive funds that would have been allocated toward further development activities under the Development Agreement. Minimal work was performed during 2002 and no formal plan has been put into effect as to specific development activities to be conducted during the remainder of the development program, which is scheduled to end in August 2002. As a result, we do not intend to continue with the lysosomal storage disorder program. At the end of the development program, the rights that we granted or otherwise extended to Genzyme will return to us, except that Genzyme will retain an exclusive, royalty-bearing license to certain Genovo-related technology for use in the field of lysosomal storage disorders. Further, our agreement not to develop competing technologies in the field of lysosomal storage disorders will continue.

The Genovo merger agreement provides that in the event Genzyme does not exercise the second option to purchase shares of our common stock, the former Genovo shareholders and optionholders are entitled to receive up to 155,648 shares of our common stock. These shares have a value of up to $260,000 and will be reflected as additional merger consideration upon issuance.

6.    Genovo Licensing Escrow

The Genovo merger agreement established an escrow of 700,000 shares of our common stock potentially issuable as additional merger consideration for specified Genovo licensing arrangements that were unresolved at the time of the merger. We are currently in negotiations to resolve these licensing arrangements and once complete we will determine what portion of these shares will be issued as additional merger consideration. The fair value of the shares to be issued to the former Genovo stockholders and option holders, if any, will be determined on the date the shares are issued and will be reflected as additional purchase price for the acquisition. As we have not completed the subject licensing arrangements, we agreed to extend the escrow period for these shares until August 2002.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7.    Subsequent Event

In August 2002, we implemented a plan to restructure operations to reduce expenses and concentrate resources on key product development programs as well as business development activities. As part of the plan, we reduced headcount by approximately 25%, consisting of approximately 45 positions in operations, scientific and administrative functions, that were not required to support our AIDS vaccine, cystic fibrosis, hemophilia and arthritis development programs. We expect to incur up to $500,000 in severance and other costs related to the restructuring in the third quarter of 2002.

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

In August 2002, we implemented a plan to restructure operations to concentrate resources on key product development programs as well as business development activities. The restructuring is expected to result in a cost savings of approximately $2.5 million per quarter beginning in the fourth quarter of 2002. As part of the plan, we reduced headcount by approximately 25%, consisting of approximately 45 positions in operations, scientific and administrative functions, that were not required to support our AIDS vaccine, cystic fibrosis, hemophilia and arthritis development programs. We expect to incur up to $500,000 in severance and other costs related to the restructuring.

Our product candidate for treating cystic fibrosis is in a Phase II clinical trial and our product candidate for treating cancer was in Phase I and Phase II clinical trials. In connection with the operational changes that were implemented in August 2002, we have suspended further development of our cancer program until we can find a development partner to help fund the development costs, or find other sources of funding for the program. We also have a pipeline of product candidates in preclinical development focused on treating hemophilia, arthritis and cancer and a vaccine candidate for the prevention of AIDS. We have ongoing partnering relationships with four pharmaceutical and biotechnology companies and with one public health organization that provide funding and expertise to develop these product candidates. In each of our partnerships, we have retained a substantial financial interest in the sales of any products that result from our work. In addition, we have developed processes to manufacture our potential products at a scale amenable to clinical development and expandable to large-scale production for commercialization, pending successful completion of clinical trials and regulatory approval. We believe that these successes in assembling a broad platform of proprietary intellectual property for developing and manufacturing potential products and in establishing collaborative relationships and advancing potential products to clinical evaluation serve to demonstrate the value of our intellectual property and our potential to develop gene therapy product candidates to treat a range of diseases.

Developing pharmaceutical products involves extensive preclinical development, followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price-Risks Related to Product Development and Regulatory Approval.” As a result, we can not predict how long it may take, or how much it may cost to commercialize any of our product candidates.

Results of Operations

Revenue.    Revenue increased to $4.6 million for the quarter ended June 30, 2002 from $4.3 million for the same period in 2001 and increased to $10.0 million for the six months ended June 30, 2002 from $8.1 million for the same period in 2001. These increases in revenue reflect expanded activities under our hemophilia product development collaboration with Wyeth Pharmaceuticals, and our AIDS vaccine collaboration with the International AIDS Vaccine Initiative. Increases for the quarter and the year to date were partially offset by lower revenues earned under our development program for the treatment of cystic fibrosis, which continued in clinical development, but involved lower levels of research and development.

Research and Development Expense.    Research and development expense increased to $8.3 million for the quarter ended June 30, 2002 from $6.6 million for the same period in 2001 and increased to $17.4 million for the six months ended June 30, 2002 from $13.0 million for the same period in 2001. These increases reflect expanded efforts in our research and preclinical product development programs for the treatment of arthritis and hemophilia and our AIDS vaccine program, in addition to related support and technology development activities. The increases are partially offset by lower clinical development costs in our cancer and cystic fibrosis programs. Our research and development expenses for the three months and six months ended June 30, 2002 and 2001 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Clinical programs:
Cystic fibrosis	$74,000	$296,000	$239,000	$989,000
Cancer	217,000	319,000	592,000	944,000
Indirect costs	950,000	1,900,000	1,893,000	3,260,000

Total clinical programs	1,241,000	2,515,000	2,724,000	5,193,000
Research and preclinical programs	7,084,000	4,122,000	14,640,000	7,838,000

Total research and development expense	$8,325,000	$6,637,000	$17,364,000	$13,031,000

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

Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture.    We recognized a loss of $833,000 in the second quarter of 2002, as compared to $1.0 million for the same period in 2001, and $1.6 million for the six months ended June 30, 2002, as compared to $1.9 million for the same period in 2001, for our 80.1% equity share in the losses of Emerald Gene Systems. The initial development period with Emerald concludes in July 2002. As a result, we do not expect that following the conclusion of the development period that our equity in the net loss of Emerald will be significant. Emerald was formed to develop enhanced gene delivery systems that combine our AAV and synthetic gene delivery technologies with Elan’s drug delivery technologies.

Amortization of Intangibles.    For the quarter ended June 30, 2002, amortization of intangibles, which includes amortization of noncompetition agreements acquired in connection with our acquisition of Genovo in 2000, decreased to $127,000 from $1.5 million for the first quarter of 2001. For the six months ended June 30, 2002, amortization of intangibles decreased to $253,000 from $3.0 million for the same period in 2001. The decrease is attributable to our adoption of SFAS No. 142 as of January 1, 2002, under which goodwill and work force know-how are no longer amortized.

General and Administrative Expenses.    General and administrative expenses increased to $1.6 million for the quarter ended June 30, 2002 from $1.4 million for the same period in 2001. For the six months ended June 30, 2002, general and administrative expenses decreased to $3.2 million from $3.5 million for the same period in 2001. The increase between quarters primarily reflects increased administrative support for our collaborative partnerships. The year to date decrease compared to 2001 is primarily attributable to nonrecurring expenses we incurred in early 2001 following our acquisition of Genovo.

Investment Income.    Investment income for the quarter ended June 30, 2002 decreased to $139,000 from $477,000 for the second quarter of 2001. For the six months ended June 30, 2002, investment income decreased to $226,000 from $1.3 million for the same period in 2001. The decreases resulted from lower average cash balances in 2002 and a decrease in both the yield and value per share of our short-term bond mutual fund.

Interest Expense.    Interest expense for the quarter ended June 30, 2002 increased to $305,000 from $65,000 for the second quarter of 2001. For the six months ended June 30, 2002, interest expense increased to $572,000 from $130,000 for the same period in 2001. This increase is attributable to higher average outstanding principal balances during 2002. We expect our interest expense to increase in 2002 as a result of our increased level of borrowings in 2002.

Liquidity and Capital Resources

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities and through cash payments received from our collaborative partners. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and short-term investments, funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, clinical trials, obtaining regulatory approvals and filing, prosecuting and enforcing patents;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the outcome of any litigation or administrative proceedings involving our intellectual property, or access to third party intellectual property through licensing agreements.

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

Our combined cash and cash equivalents totaled $17.3 million at June 30, 2002, compared with $25.2 million at December 31, 2001. Our primary uses of cash for the six months ended June 30, 2002 included $10.8 million to fund our operations, $486,000 to purchase capital equipment, $1.6 million to fund our share of the operations of the Emerald joint venture and $670,000 to repay scheduled debt payments. Our primary sources of cash during the period were $5.0 million received under loan funding arrangements with our partners and $607,000 received under equipment financing arrangements.

A significant portion of our operating expenses is funded through collaborations with third parties. We currently have strategic partnerships with four pharmaceutical and biotechnology companies and with one public health organization that provide collaborative funding and expertise to develop our product candidates:

•	a multiple-product collaboration with Biogen, Inc.;

•	a collaboration with Celltech Group plc to develop a treatment for cystic fibrosis;

•	the Emerald Gene Systems joint venture with Elan to develop enhanced gene delivery product candidates;

•	a collaboration with Wyeth/Genetics Institute to develop treatments for hemophilia; and

•	a collaboration with The International AIDS Vaccine Initiative, or IAVI, to develop an AIDS vaccine.

Under our strategic partnerships, we expect to receive up to approximately $23 million in collaborative funding, consisting of:

•
a commitment from Biogen to purchase, at our discretion, up to $10 million of our common stock, or a lesser amount if the market price of our common stock at the time of sale would result in Biogen’s ownership in our common stock to exceed 19.9% of our outstanding common stock. Biogen currently owns, or may receive pending issuance of contingent merger consideration related to our acquisition of Genovo in 2000, approximately 4 million shares of our common stock which limits the number of shares that we could currently sell to Biogen under this commitment to approximately 6 million. Under this commitment which expires on August 8, 2003, shares can be sold in minimum amounts and at a price that equals an average of the market price of our stock prior to the sale.

•	approximately $1 million expected to be received under a convertible note facility from Elan to fund our ongoing investment in Emerald; and

•
approximately $12 million in research and development payments that we expect to receive from Biogen, Celltech, IAVI and Wyeth over the next 15 months, to reimburse expenses incurred in connection with the applicable development collaboration.

With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. If we were to lose the collaborative funding expected from any strategic partner and were unable to obtain alternative sources of funding for the product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. In addition, to the extent that funding is provided by a collaborator for non-program specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, Genzyme Corporation has elected not to exercise an option to purchase up to $4 million of our common stock at an exercise price of $12.85 per share, which option we granted to Genzyme in connection with our acquisition of Genovo, Inc. We would have used a portion of the proceeds from this option exercise to fund development activities in our lysosomal storage disorders program in which we collaborated with Genzyme, and the remainder to help fund other development programs and for other general corporate purposes. As a result, we do not intend to continue with the lysosomal storage disorder program. In addition, because we will not receive the Genzyme funds that we would have allocated to general corporate purposes, we will need to obtain additional capital to support our currently planned activities under our other research and development programs and to maintain our current facilities and staffing levels. The initial development period of the Emerald joint venture will conclude in the third quarter of 2002. Because Emerald’s development focus is on oncology products. A field now outside of Elan’s strategic focus, we believe that it is unlikely that Elan will choose to continue the joint venture beyond that initial development period.

In August 2002, we implemented several operational changes intended to reduce our operating costs. We expect that under our restructured operating plan, which is focused on our AIDS vaccine, cystic fibrosis, hemophilia and arthritis programs, that our current resources and funding expected from our collaboration partners will be sufficient to finance our currently planned development and operating activities into the second half of 2003. We are pursuing opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or other strategic transactions, or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. Further, the funding that we expect to receive from our collaboration partners is dependent upon continued scientific progress by us under the collaboration and our collaboration partners ability and willingness to continue the collaborations. Depending on our ability to successfully access additional funding, we may be forced to take further cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

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

Risks Related to Our Business

We expect to continue to operate at a loss and may never become profitable, which could result in a decline in the value of our common stock and a loss of your investment.

We have generated only small amounts of revenue since inception. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of June 30, 2002, we had an accumulated deficit of approximately $191 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

Our product candidate for cystic fibrosis is in a Phase II clinical trial and our product candidate for cancer was is in Phase I and Phase II clinical trials. In connection with the operational changes that the we implemented in August 2002, we have suspended further development of our cancer program until we can find a development partner to help fund the development costs, or find other sources of funding for the program. Our product candidates for hemophilia, arthritis and cancer and our AIDS vaccine are all in preclinical research and development. Accordingly, we will not generate any product revenues for at least several years, and only then if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends upon successful completion of additional research and development and testing, in both preclinical and clinical trials. Completion of clinical trials may take several years or more. The number and cost of clinical trials and the length of time necessary to complete clinical trials generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to timely and successfully complete preclinical and clinical development of some or all of our product candidates, we will be unable to generate sufficient product revenue to maintain our business.

Even if our potential products succeed in clinical trials and are approved for marketing, these products may never achieve market acceptance. If we are unsuccessful in commercializing our product candidates for any reason, including greater effectiveness or economic feasibility of competing products or treatments, the failure of the medical community or the public to accept or use any products based on gene delivery, inadequate marketing and distribution capabilities or other reasons discussed elsewhere in this “Risk Factors” section, we will be unable to generate sufficient product revenue to maintain our business.

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

As of June 30, 2002, we had approximately $17 million in cash on hand. In addition, we expect to receive up to approximately $23 million over the next 15 months under agreements with our strategic partners. We expect that these resources will be sufficient to finance our currently planned development and operating activities into the second half of 2003. We intend to pursue opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. The funding that we expect to receive from our collaboration partners is dependent on continued scientific progress under the collaboration and our collaboration partners ability and willingness to continue the collaborations. In August 2002, we implemented several operational changes intended to reduce our operating costs, including reducing our research and administrative staff and suspending clinical development of our cancer product candidates. If we are unable to successfully access additional funding, we may be forced to take further cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing business development and other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

If we lose significant funding from our strategic partners or if our collaborative relationships are unsuccessful, we may be unable to develop our potential products.

A significant portion of our operating expenses is funded through our collaborative agreements with third parties. We currently have strategic partnerships with four pharmaceutical and biotechnology companies and with one public health organization that provide collaborative funding and expertise to develop our product candidates: a collaboration with Biogen, Inc. to develop multiple gene therapy product candidates, a collaboration with Celltech Group plc to develop treatments for cystic fibrosis, a joint venture with Elan Corporation plc, Emerald Gene Systems, to develop enhanced gene delivery systems, a collaboration with Wyeth/Genetics Institute to develop product candidates for treating hemophilia, and a collaboration with the International AIDS Vaccine Initiative, or IAVI, to develop an AIDS vaccine. Under our strategic partnerships, we expect to receive up to approximately $23 million in collaborative funding, consisting of

•
a commitment from Biogen to purchase, at our discretion, up to $10 million of our common stock, or a lesser amount if the market price of our common stock at the time of sale would result in Biogen’s ownership in our common stock to exceed 19.9% of our outstanding common stock. Biogen currently owns, or may receive pending issuance of contigent merger consideration related to our requisition of Genovo in 2000, approximately 4 million shares of our common stock which limits the number of shares that we could currently sell to Biogen under this commitment to approximately 6 million. Under this commitment which expires on August 8, 2003, shares can be sold in minimum amounts and at a price that equals an average of the market price of our stock prior to the sale.

•	approximately $1 million expected to be received under a convertible note facility from Elan to fund our ongoing investment in Emerald; and

•
approximately $12 million in research and development payments that we expect to receive from Biogen, Celltech, IAVI and Wyeth over the next 15 months, to reimburse expenses incurred in connection with the applicable development collaboration.

With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. If we were to lose the collaborative funding expected from any strategic partner and were unable to obtain alternative sources of funding for the product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, Genzyme Corporation has elected not to exercise an option to purchase up to $4 million of our common stock at an exercise price of $12.85 per share, which option we granted to Genzyme in connection with our acquisition of Genovo, Inc. We would have used a portion of the proceeds from this option exercise to fund development activities in our lysosomal storage disorders program in which we collaborated with Genzyme, and the remainder to help fund other development programs and for other general corporate purposes. As a result, we do not intend to continue with the lysosomal storage disorder program. In addition, because we will not receive the Genzyme funds that we would have allocated to general corporate purposes, we will need to obtain additional capital to support our currently planned activities under our other research and development programs and to maintain our current facilities and staffing levels.

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

Each of our strategic collaborations and scientific consulting relationships will conclude at the end of the term specified in the applicable agreement unless the parties agree to extend the relationship. Any of our collaborators may decline to extend the collaboration, or may extend the collaboration with a significantly reduced scope, for a number of scientific or business reasons. The initial three-year development period of the Emerald joint venture will conclude in the third quarter of 2002. Because Emerald’s development focus is on oncology products, a field that is now outside of Elan’s strategic focus, we believe that it is unlikely that Elan will choose to continue the joint venture beyond the initial development period. The initial development period of our collaboration with IAVI will conclude in first quarter of 2003. The initial development period of our collaboration with Wyeth will conclude in November 2002. The initial development period of our collaboration with Biogen will conclude in September 2003. The initial development period of our collaboration with Celltech ended in 2001. The Celltech collaboration may be extended after the completion of the Phase II clinical trial for our cystic fibrosis product candidate, the results of which are expected in the October of this year. One or more of these collaborators may choose not to extend the collaboration, or may choose to terminate the collaboration prior to the end of the initial development period. The loss of any of our collaborations would result in the loss of funding, access to intellectual property and know-how, and as a result, the development of the affected product candidate could therefore be delayed or terminated.

The reductions in workforce associated with our recent operational changes will place additional strain on our remaining resources.

We recently restructured our operations to reduce expenses and focus resources on key product development programs. In connection with the restructuring, we reduced our research and administrative staff by approximately 25%, placing addition strain on our remaining workforce. The restructuring may have unanticipated consequences, such as employee attrition. In addition, many of the terminated employees possess specific knowledge or expertise that may later prove to be important to our operations. As a result of these factors, our ability to respond to challenges in the future may be impaired and we may be unable to take advantage of new opportunities.

If we do not attract and retain qualified personnel, or if we are unable to secure our rights with respect to intellectual property invented or discovered by our consultants, we may be unable to develop and commercialize some of our potential products.

Our future success depends in large part on our ability to attract and retain key technical and management personnel. All of our employees and consultants, including our executive officers with whom we have employment-related contracts, are employed at will, which means they can leave us at any time. We have programs in place designed to retain personnel, including competitive compensation packages and programs to create a positive work environment. Other companies, research and academic institutions and other organizations in our field compete intensely for employees, however, and we may be unable to retain our existing personnel or attract additional qualified employees and consultants. Moreover, our recent restructuring may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover among our existing workforce. If we experience excessive turnover or difficulties in recruiting new personnel, our research and development of product candidates could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

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

We have entered into license agreements, both exclusive and nonexclusive, that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have licensed several issued and pending patents for the gene used in our cancer product development programs, the gene and vector delivered in our product candidate for cystic fibrosis and the processes that we use to manufacture our AAV-based product candidates. If we are unable to maintain our current licenses for third-party technology or, if necessary, obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses, such as the license for the process that we use to manufacture our AAV-based product candidates, typically contain provisions requiring us to meet minimum development milestones in order to maintain the license on an exclusive basis. If we do not meet these requirements, our licensor may convert the license to a nonexclusive license or terminate the license.

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

If our licensor does not retain its rights to the CFTR gene and the vector, and we cannot maintain access at a reasonable cost or develop or license a replacement gene and vector at a reasonable cost, we will be unable to commercialize our potential tgAAVCF product. Similar or other outcomes may result from disputes relating to other portions of our intellectual property and may negatively affect our product development activities.

The success of our clinical trials and preclinical studies may not be indicative of results in a large number of patients or long-term efficacy.

Results in early-stage clinical testing are based on limited numbers of patients. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting effect. If a larger group of patients does not experience positive results, or if any favorable results do not demonstrate a lasting effect, our product candidates for cystic fibrosis, or any other potential products that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price.

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

Failure to recruit patients could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.

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

Our success substantially depends on our ability to protect our proprietary rights and operate without infringing on the proprietary rights of others. We own or license patents and patent applications, and may need to license additional patents, for genes, processes, practices and techniques critical to our present and potential product candidates. If we fail to obtain and maintain patent or other intellectual property protection for this technology, our competitors could market competing products using those genes, processes, practices and techniques. The patent process takes several years and involves considerable expense. In addition, patent applications and patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents and the scope of any patent may be reduced both before and after the patent is issued. Even if we secure a patent, the patent may not provide significant protection and may be circumvented or invalidated.

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

We currently do not have the capacity to manufacture large-scale commercial quantities of our potential products. To do so, we will need to expand our current facilities and staff or supplement them through the use of contract providers. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to manufacture our products in quantities sufficient to sustain our business. Moreover, we are unlikely to become profitable if we, or our contract providers, are unable to manufacture our products in a cost-effective manner.

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

Risks Related to Our Common Stock

If we are unable to comply with the minimum requirements for quotation on the Nasdaq Stock Market and we lose our quotation on Nasdaq, the liquidity and market price of our common stock would decline.

To maintain the quotation of our common stock on the Nasdaq Stock Market, we must satisfy the financial and other listing criteria of the National Association of Securities Dealers, or NASD. These criteria include, but are not limited to, minimum shareholders’ equity, asset and share price requirements. Our common stock is quoted on the Nasdaq National Market, for which listing requirements include a minimum net tangible asset requirement of at least $4 million. The NASD recently implemented a change in the listing requirements for the Nasdaq National Market to require issuers to maintain a minimum of $10 million in shareholders’ equity. This new requirement, which replaces the minimum net tangible asset requirement, becomes effective in November 2002. We must also maintain a minimum bid price of $1.00 for our common stock over a specified period. Our stock has recently traded below $1.00 and our shareholders’ equity as of June 30, 2002 totaled $12.6 million. If we are unable to satisfy the minimum stock listing requirements, we could lose our quotation on the Nasdaq Stock Market. This would impair the liquidity of our common stock and likely result in a decline in its market price, and you could lose all or part of your investment.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we neither employ any derivative or other financial instruments or derivative commodity instruments to hedge any market risks nor plan to employ these instruments in the future. At June 30, 2002, we held $17.3 million in cash and cash equivalents, which are primarily invested in a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at June 30, 2002, indicates that such a change in interest rates would not have a significant impact on our expected earnings in 2002.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

Some of our loan agreements contain financial covenants establishing limits on our ability to declare or pay cash dividends.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held an annual meeting of our shareholders on May 9, 2002. Of the 44,140,145 shares outstanding as of the record date for the annual meeting, 34,270,515 shares, or 78% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

The following matters were approved by our shareholders at the annual meeting:

1)
The election of Joseph M. Davie, James D. Grant and Louis P. Lacasse to serve as Class 2 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified. Each of the incumbent Class 2 directors who stood for reelection was elected with the following voting results.

Nominee	Votes For	Votes Withheld
Joseph M. Davie	34,137,495	133,020
James D. Grant	34,093,671	176,844
Louis P. Lacasse	34,097,106	173,409

On July 16, 2002, Mr. Grant passed away, and his seat on the board currently remains vacant.

2)
The amendment of the Targeted Genetics’ Restated Articles of Incorporation to increase the authorized common stock from 80,000,000 shares to 120,000,000 shares. Our shareholders cast 33,852,790 votes in favor of the proposal and 380,932 against. In addition, there were 36,793 abstentions and no broker non-votes.

Item 5.    Other information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	See the Index to Exhibits included in this quarterly report.

(b)	We did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION (Registrant)

Date:	August 13, 2002	/S/ H. STEWART PARKER
H. Stewart Parker, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2002	/S/ TODD E. SIMPSON
Todd E. Simpson, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note

3.1	Restated Articles of Incorporation

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(A	)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(B	)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(C	)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics Corporation’s Registration Statement on Form 8-A, filed October 22, 1996.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, filed March 17, 1997.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K, filed August 4, 1999.