Form 10-Q
period 2002-09-30
TARGETED GENETICS CORP /WA/
filed 2002-11-14
CIK 921114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	50,184,407
(Class)	(Outstanding at October 31, 2002)

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q
For the quarter ended September 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,269,000	$25,186,000
Accounts receivable	1,626,000	2,475,000
Receivable from unconsolidated, majority-owned research and development joint venture	612,000	893,000
Prepaid expenses and other	840,000	935,000

Total current assets	20,347,000	29,489,000

Property and equipment, net	6,407,000	8,308,000
Goodwill, net	31,520,000	31,752,000
Other assets	1,377,000	1,489,000

Total assets	$59,651,000	$71,038,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,941,000	$3,452,000
Payable to unconsolidated, majority-owned research and development joint venture	696,000	1,123,000
Accrued employee expenses	660,000	1,114,000
Deferred revenue	6,925,000	4,631,000
Current portion of long-term obligations	1,214,000	1,308,000

Total current liabilities	12,436,000	11,628,000

Deferred rent	791,000	640,000
Long-term obligations	22,531,000	16,403,000
Deferred revenue	—	4,966,000
Commitments
Series B convertible exchangeable preferred stock	12,015,000	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock; 800,000 shares designated, none issued and outstanding	—	—
Series B convertible exchangeable preferred stock; 12,015 shares designated, issued and outstanding	—	—
Common stock $0.01 par value, 120,000,000 shares authorized; 50,184,047 shares issued and outstanding at September 30, 2002 and 44,125,677 shares issued and outstanding at December 31, 2001	502,000	441,000
Additional paid-in capital	207,035,000	202,927,000
Accumulated deficit	(195,659,000	(177,982,000

Total shareholders’ equity	11,878,000	25,386,000

Total liabilities and shareholders’ equity	$59,651,000	$71,038,000

See accompanying notes to the condensed consolidated financial statements.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Collaborative agreements	$4,465,000	$4,854,000	$12,814,000	$11,591,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	357,000	684,000	1,971,000	2,091,000

Total revenue	4,822,000	5,538,000	14,785,000	13,682,000

Operating expenses:
Research and development	7,684,000	8,899,000	25,048,000	21,930,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	315,000	946,000	1,926,000	2,813,000
Amortization of purchased intangibles	112,000	1,517,000	365,000	4,552,000
General and administrative	1,222,000	1,469,000	4,454,000	4,937,000

Total operating expenses	9,333,000	12,831,000	31,793,000	34,232,000

Loss from operations	(4,511,000)	(7,293,000)	(17,008,000)	(20,550,000)

Investment income	101,000	415,000	327,000	1,695,000
Interest expense	(424,000)	(114,000)	(996,000)	(244,000)

Net loss	$(4,834,000)	$(6,992,000)	$(17,677,000)	$(19,099,000)

Net loss per share (basic and diluted), restated	$(0.11)	$(0.16)	$(0.40)	$(0.44)

Shares used in computation of net loss per common share	44,489,000	44,119,000	44,263,000	43,873,000

See accompanying notes to the condensed consolidated financial statements.

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(17,677,000)	$(19,099,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of unconsolidated, majority-owned research and development joint venture	1,926,000	2,813,000
Depreciation and amortization	2,435,000	1,821,000
Amortization of purchased intangibles	365,000	4,552,000
Stock-based compensation expense	—	80,000
Changes in assets and liabilities:
Decrease in accounts receivable	849,000	572,000
Decrease in deferred revenue	(2,672,000)	(5,112,000)
Decrease (increase) in current and other assets	207,000	(566,000)
Decrease in current and other liabilities	(234,000)	(1,140,000)
Decrease (increase) in accounts receivable from unconsolidated, majority-owned research and development joint venture	281,000	(43,000)

Net cash used in operating activities	(14,520,000)	(16,122,000)

Investing activities:
Investment in unconsolidated, majority-owned research and development joint venture	(2,353,000)	(2,804,000
Purchases of property and equipment	(632,000)	(3,906,000)

Net cash used in investing activities	(2,985,000)	(6,710,000)

Financing activities:
Loan proceeds from collaborative partner	5,950,000	8,000,000
Proceeds from leasehold improvements and equipment financing arrangements	607,000	2,401,000
Payments under leasehold improvements and equipment financing arrangements	(1,005,000)	(812,000)
Net proceeds from sale of capital stock	4,036,000	2,800,000

Net cash provided by financing activities	9,588,000	12,389,000

Net decrease in cash and cash equivalents	(7,917,000)	(10,443,000)
Cash and cash equivalents, beginning of period	25,186,000	38,630,000

Cash and cash equivalents, end of period	$17,269,000	$28,187,000

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued (recovered) related to acquisition of Genovo	$133,000	$(2,000,000)

See accompanying notes to the condensed consolidated financial statements.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by us without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics Corporation, our wholly-owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation (inactive), and our majority-owned subsidiary, CellExSys, Inc. The condensed consolidated financial statements do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our unconsolidated, majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we do not have operating control of Emerald. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated.

Our results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our amended annual report on Form 10-K/A for the year ended December 31, 2001.

2.    Adoption of New Accounting Pronouncements

On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the amortization of goodwill and certain intangibles. The provisions of this accounting standard require us to complete a transitional impairment test upon adoption and identify any impairment in the value of goodwill as a cumulative effect of a change in accounting principle. We performed a transitional impairment test as of January 1, 2002 and do not believe that an impairment in the value of our goodwill existed as of that date. In accordance with SFAS No. 142, we will test goodwill for impairment in value at least annually and, if goodwill is impaired, we will write down the value of goodwill through a charge to expense. We will perform an annual impairment test as of October 1, 2002 and do not believe that this will result in an impairment write down of our goodwill.

In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective January 1, 2002. Adoption of SFAS No. 142 eliminated $1.4 million of amortization expense, or $0.03 per common share, for the three months ended September 30, 2002 and $4.2 million of amortization expense, or $0.09 per common share, for the nine months ended September 30, 2002 that would have been recorded had this standard not been adopted. The following table reconciles the results of operations we reported for the three and nine months ended September 30, 2001 to the amounts adjusted for the elimination of goodwill amortization that we would have recorded had we adopted SFAS No. 142 on January 1, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(4,834,000)	$(6,992,000)	$(17,677,000)	$(19,099,000)
Elimination of goodwill amortization	—	1,391,000	—	4,173,000

Adjusted net loss	$(4,834,000)	$(5,601,000)	$(17,677,000)	$(14,926,000)

Net loss per common share (basic and diluted):
Reported net loss per share, restated	$(0.11)	$(0.16)	$(0.40)	$(0.44)
Elimination of goodwill amortization	—	0.03	—	0.10

Adjusted net loss per common share	$(0.11)	$(0.13)	$(0.40)	$(0.34)

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3.    Long-Term Obligations

Long-term obligations consisted of the following:

	September 30, 2002	December 31, 2001
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Loan payable to Celltech, due November 2003	2,000,000	2,000,000
Convertible loan payable to Elan, due July 2005	7,950,000	2,000,000
Equipment financing obligations	2,707,000	3,153,000
Other long-term obligations	1,088,000	558,000

	23,745,000	17,711,000
Less current portion	(1,214,000)	(1,308,000)

	$22,531,000	$16,403,000

Future aggregate principal payments related to long-term obligations are $312,000 for the remainder of 2002, $3.2 million in 2003, $816,000 in 2004, $9.4 million in 2005 and $10.1 million in 2006.

During 2002, we drew $5.95 million against our $12.0 million loan commitment from Elan to fund our share of the operating costs of Emerald. Interest on borrowings under this loan facility accrues at a rate of 12.0% per annum, compounded semi-annually. Principal and interest outstanding under this loan facility are due in July 2005, payable either in cash or shares of our common stock. Interest is payable semi-annually in cash and, if we elect not to pay in cash at that time, is treated as a new borrowing from Elan.

Elan has the option to convert principal and interest outstanding under the loan facility, on a per-draw basis, into shares of our common stock. The applicable conversion prices for amounts outstanding as of September 30, 2002 range from $1.95 to $6.11. If Elan had elected to convert the outstanding principal and interest under the loan facility at September 30, 2002 it would have received approximately 2.6 million shares of our common stock.

We have the option to prepay principal and interest outstanding under our Elan loan facility, in whole or on a per-draw basis, in either cash or shares of our common stock. If we elect to prepay outstanding amounts with our common stock, the conversion price will equal the lesser of the average closing price of our common stock for a specified period of time before the date of prepayment and the applicable conversion price for each draw. Unless we obtain shareholder approval, we would be limited in our ability to issue shares of our common stock to repay amounts outstanding under the loan facility to the extent the repayment caused Elan’s ownership in our common stock to exceed 19.9% of our then total shares outstanding.

If we elect to prepay the outstanding amounts in cash, we must pay an amount equal to the greater of the amount of principal and interest outstanding under the applicable draw and the value of our common stock that Elan would receive upon conversion at the applicable conversion price for each draw at the then current market price of those shares.

4.    Series B Convertible Exchangeable Preferred Stock

Our Series B convertible exchangeable preferred stock, which is currently valued at $12.0 million, is convertible into shares of our common stock or may be exchanged, at Elan’s option, for a 30.1% ownership interest in Emerald. If Elan exercises its exchange right, it must make a cash payment to us equal to 30.1% of the joint venture losses that we and Elan funded after its formation. We periodically monitor the redemption value of the Series B preferred stock, as measured by 30.1% of the fair value of the joint venture that Elan would receive, less the cash payable to us upon exchange by Elan. If the redemption value of the Series B preferred stock exceeds its then current carrying value, we will increase the carrying value of the Series B preferred stock to equal the redemption value and recognize a corresponding dividend to the Series B preferred shareholder. We will recognize subsequent increases or decreases in redemption value of the Series B preferred stock; however, decreases will be limited to amounts previously recorded as increases, so as not to reduce the carrying amount of the Series B preferred stock below the original basis of $12.0 million. The exchange right currently expires in April 2003. Unless converted into common stock, the Series B preferred stock will be reclassified to shareholders’ equity upon the earlier of the expiration of the exchange right and the dissolution of the joint venture. We are currently planning the process of dissolving the joint venture.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5.    Net Loss per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period. Our diluted net loss per common share is the same as our basic net loss per common share because all stock options, warrants and other potentially dilutive securities are anti-dilutive and, therefore, excluded from the calculation of diluted net loss per common share.

Net loss per common share for the nine months ended September 30, 2001 has been restated to $0.44 per share from $0.45 per share as previously reported. In determining net loss, the 7% dividend previously accrued on the Series B preferred stock, which totaled $703,000 for the nine months ended September 30, 2001 and $241,000 for the three months ended September 30, 2001, had been added to the net loss when determining the net loss applicable to common shareholders. Because dividends would be payable in common shares only upon conversion of the Series B preferred stock into common stock, we determined that the amounts previously recorded as dividends actually represent adjustments to the conversion price that are accounted for under EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Because the fair value of the maximum number of common shares that could be issued pursuant to conversion of the Series B preferred stock was less than the proceeds of issuance of the Series B preferred stock, at the time the Series B preferred stock was issued, it does not contain a beneficial conversion feature subject to recognition pursuant to EITF Issue 98-5. Net loss per common share for the three months ended September 30, 2001 of $0.16 per share is the same as previously reported.

6.    Equity Purchase Commitment

In August 2000, we entered into a funding agreement with Biogen, Inc. in connection with our acquisition of Genovo that included a commitment from Biogen to purchase, at our discretion, up to $10.0 million of our common stock. In September 2002, we issued 5,804,673 shares of our common stock to Biogen at a price of approximately $0.69 per share and received proceeds of $4.0 million to fund our ongoing research and development activities and general corporate purposes. The remaining $6.0 million under this commitment expires in August 2003 and is currently not accessible because Biogen is not required to purchase shares of our common stock to the extent that the purchase would cause Biogen’s ownership to exceed 19.9%. Biogen’s current ownership interest approximates this limitation.

7.    Emerald Gene Systems

In July 1999, we formed a joint venture with Elan called Emerald Gene Systems, Ltd. to develop enhanced gene delivery systems based on a combination of our gene delivery technologies and Elan’s drug delivery technologies. During the three months ended September 30, 2002, the joint venture reached the end of its initial three-year research and development period. We are currently planning the process of dissolving the joint venture. Prior to its dissolution, we will collect the outstanding receivable from and pay the outstanding payable to Emerald.

8.    Genovo Acquisition

In September 2000, we acquired Genovo, Inc. for $66.4 million subject to purchase price adjustments for specified acquisition-related contingencies. In September 2002, after resolving certain of these contingencies, we issued 155,644 shares of our common stock, valued at $89,000, to the former shareholders of Genovo as contingent merger consideration. We also issued 65,000 shares of our common stock, valued at $44,000, to the University of Pennsylvania in connection with licensing certain intellectual property rights. The value of these shares has been reflected as additional goodwill in the accompanying condensed consolidated financial statements.

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

Business Overview

Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by regulating cellular function at a genetic level. This involves inserting genes into target cells and activating the inserted gene in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes genes, methods of transferring genes into cells, processes to manufacture gene therapy product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and biology, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.

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

Our product candidate for treating cystic fibrosis is in a Phase II clinical trial. In October 2002, we announced preliminary results of this Phase II study. Our analysis of the preliminary data indicates that the primary endpoint of safety and tolerability of the drug was achieved. In addition, positive trends in lung function, levels of inflammatory cytokines and transfer of the gene of interest into the cells of the lung were observed. Our product candidates for treating cancer have been evaluated in Phase I and Phase II clinical trials, which showed a good safety profile of the drug, efficient transfer of the gene of interest into the targeted cells, a decrease in the level of proteins produced at abnormally high levels by tumor cells and a reduction in tumor burden. In August 2002, we implemented a plan to restructure operations to concentrate resources on key product development programs and business development activities. In connection with these operational changes, we suspended further clinical development of our cancer program until we can find a development partner to help fund development costs, or find other sources of funding for the program. We also have a pipeline of product candidates in research and preclinical stages focused on treating hemophilia, arthritis and cancer and a vaccine candidate for the prevention of AIDS. We have partnering relationships that provide funding and expertise directed toward developing specific product candidates. In each of our partnerships, we have retained a substantial financial interest in the sales of any products that result from our work. In addition, we have developed processes to manufacture our potential products at a scale amenable to clinical development and expandable to large-scale production for commercialization, pending successful completion of clinical trials and regulatory approval. We believe that these successes in assembling a broad platform of proprietary intellectual property for developing and manufacturing potential products and in establishing collaborative relationships and advancing our potential products to clinical evaluation serve to demonstrate the value of our intellectual property and our potential to develop gene therapy product candidates to treat a range of diseases.

Developing pharmaceutical products involves extensive preclinical development, followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price.” As a result, we cannot predict how long it may take, or how much it may cost to commercialize any of our product candidates.

Results of Operations

Revenue.    Revenue decreased to $4.8 million for the three months ended September 30, 2002 from $5.5 million for the same period in 2001, and increased to $14.8 million for the nine months ended September 30, 2002 from $13.7 million for the same period in 2001. The decrease in revenue for the three months ended September 30, 2002 reflects lower revenue earned under our development program for the treatment of cystic fibrosis partially offset by higher revenue earned under our hemophilia product development collaboration with Wyeth and our AIDS vaccine collaboration with the International AIDS Vaccine Initiative, or IAVI. Development activities for our cystic fibrosis program decreased in 2002 as the program transitioned into clinical trial evaluation, the preliminary results of which were presented in October 2002. The increase in revenue for the nine-month period ended September 30, 2002 reflects increased activity in our hemophilia and AIDS vaccine collaborations offset by lower revenue from our cystic fibrosis development and clinical trial efforts. All of our revenue is earned under collaboration development agreements with defined development periods. The initial development period of each of our collaborations will conclude within the next year and if not extended, revenue from these collaborations will end in 2003. If extended, the length of such an extension may be short, the scope of activities may be limited, or both, and any revenue to be earned may be lower than previous levels. On November 12, 2002, Wyeth notified us that it has decided to terminate our collaboration, effective 180 days from the date of notice.

Research and Development Expense.    Research and development expense decreased to $7.7 million for the three months ended September 30, 2002 from $8.9 million for the same period in 2001, and increased to $25.0 million for the nine months ended September 30, 2002 from $21.9 million for the same period in 2001. The decrease in research and development expenses for the three months ended September 30, 2002 reflects lower activity under the cystic fibrosis collaboration and cost reduction measures implemented in August 2002, offset by expanded activities in our hemophilia and AIDS vaccine programs. The increase in research and development expense for the nine months ended September 30, 2002 reflects expanded activities in our research and preclinical product development programs for the treatment of hemophilia and arthritis and our AIDS vaccine program, in addition to increased project-related support and technology development activities. These increases were partially offset by lower clinical development costs in our cancer and cystic fibrosis programs. Our research and development expenses for the three months and nine months ended September 30, 2002 and 2001 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Clinical programs:
Cystic fibrosis	$247,000	$757,000	$744,000	$1,763,000
Cancer	229,000	820,000	1,463,000	2,203,000
Indirect costs	588,000	1,751,000	2,443,000	4,826,000

Total clinical programs	1,064,000	3,328,000	4,650,000	8,792,000
Research and preclinical programs	6,620,000	5,571,000	20,398,000	13,138,000

Total research and development expense	$7,684,000	$8,899,000	$25,048,000	$21,930,000

Research and development costs attributable to clinical programs include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, intellectual property-related expenses, including patent prosecution and maintenance, and license and royalty payments. Costs attributed to research and preclinical programs largely represent our product pipeline generating activities. Because of the number of research projects we have ongoing at any one time, and our ability to utilize resources across several projects, the majority of our research and preclinical development costs are not directly assigned to individual projects and are instead allocated among multiple projects. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a project through our project management system which is based primarily on human resource time allocated to each project, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs we allocate to a project are not intended to, and do not necessarily, reflect the actual costs of the project.

The size and scope of our research programs is dependent on the availability of resources, such as funding provided by our partners under our collaborative agreements. If such funding were to be discontinued, we expect that research and development expense would decrease.

Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture.    We recognized a loss of $315,000 during the three months ended September 30, 2002, as compared to $946,000 for the same period in 2001, and $1.9 million for the nine months ended September 30, 2002, as compared to $2.8 million for the same period in 2001, for our 80.1% equity share in the losses of Emerald. The initial development period for Emerald concluded in August 2002 and we expect to dissolve the joint venture. As a result, we do not expect that our equity in the net loss of Emerald will be significant in the future.

Amortization of Intangibles.    Amortization expense decreased to $112,000 for the three months ended September 30, 2002 from $1.5 million for the same period in 2001, and decreased to $365,000 for the nine months ended September 30, 2002 from $2.8 million for the same period in 2001. The decreases are the result of our adoption of SFAS No. 142 as of January 1, 2002, under which goodwill and work force know-how are no longer amortized. During 2002, amortization of intangibles represents amortization of non-competition agreements acquired in connection with our acquisition of Genovo in 2000, which were fully amortized as of September 30, 2002.

General and Administrative Expenses.    General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2002 from $1.5 million for the same period in 2001, and decreased to $4.5 million for the nine months ended September 30, 2002 from $4.9 million for the same period in 2001. The decreases primarily reflect decreased administrative support for our collaborative partnerships and nonrecurring expenses that we incurred in early 2001 in connection with our acquisition of Genovo.

Investment Income.    Investment income decreased to $101,000 for the three months ended September 30, 2002 from $415,000 for the same period in 2001, and decreased to $327,000 for the nine months ended September 30, 2002 from $1.7 million for the same period in 2001. The decreases resulted from lower average cash balances in 2002 and a decrease in the yield of our short-term bond mutual fund.

Interest Expense.    Interest expense increased to $424,000 for the three months ended September 30, 2002 from $114,000 for the same period in 2001, and increased to $996,000 for the nine months ended September 30, 2002 from $244,000 for the same period in 2001. This increase is attributable to higher average outstanding principal balances during 2002.

Liquidity and Capital Resources

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and short-term investments, funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

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

All of our product candidates are in research, preclinical and clinical development and we expect to continue incurring significant expense in advancing our research and development programs toward commercialization. As a result, we do not expect to generate positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates, grow our business and expand research and development of our product candidates for treating additional diseases.

The size and scope of our development activities are dependent on the availability of resources. For example, in August 2002, we implemented a plan to restructure operations to reduce expenses and concentrate resources on key product development programs as well as business development activities. As part of this plan, we suspended further clinical development of our cancer program and reduced headcount by approximately 25%, consisting of approximately 45 positions in operations, scientific and administrative functions, that were not required to support our AIDS vaccine, cystic fibrosis, hemophilia and arthritis development programs. We implemented these operational changes to reduce expenses and to align our resources with advancing these programs, pursuing corporate strategic initiatives and accessing additional capital.

Our combined cash and cash equivalents totaled $17.3 million at September 30, 2002, compared with $25.2 million at December 31, 2001. Our primary uses of cash for the nine months ended September 30, 2002 included $14.5 million to fund our operations, $632,000 to purchase capital equipment, $2.4 million to fund our share of the operations of the Emerald joint venture and $1.0 million to repay scheduled debt payments. Our primary sources of cash during the nine months ended September 30, 2002 were $6.0 million received under our loan funding arrangement with Elan, $4.0 million received from Biogen under an equity purchase commitment that is part of our collaboration and $607,000 received under equipment financing arrangements.

A significant portion of our operating expenses is funded through collaborations with third parties. We have the following strategic partnerships:

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003;

•
a collaboration with Celltech Group plc to develop a treatment for cystic fibrosis, the initial development period of which concluded in November 2001. Extension of the collaboration is subject to evaluation of the results of the Phase II clinical trial of our cystic fibrosis product candidate. In October 2002, we presented preliminary data from this study and we are conducting further analysis of the data from this trial. Celltech has not provided us with formal notification of whether it will extend or terminate the collaboration, but we believe that, given Celltech’s shift in focus away from respiratory products, it is unlikely that it will extend the collaboration. We are working to identify other sources of funding should Celltech decline to extend our collaboration;

•
a research and development joint venture with Elan, called Emerald Gene Systems, to develop enhanced gene delivery technologies. The initial three-year development period of the Emerald joint venture concluded in the third quarter of 2002. Because Emerald’s development focus is on oncology products, a field that is now outside of Elan’s strategic focus, we have concluded activities in the joint venture and are working towards dissolving it;

•	a collaboration with IAVI, to develop an AIDS vaccine, the initial development period of which will conclude in January 2003; and

•
a collaboration with Wyeth to develop treatments for hemophilia. On November 12, 2002, we received notification from Wyeth of its decision to terminate this collaboration, effective 180 days from the notification.

Under our partnerships with Biogen, Celltech and IAVI, we expect to receive additional collaborative funding of $5.6 million in research and development payments to reimburse expenses incurred in connection with the applicable development collaboration. In addition, we also expect IAVI to extend our collaboration, which would provide project funding beyond the completion of the initial development period, which concludes in January 2003.

With limited exceptions, each strategic partner has the right to terminate the collaboration at any time for scientific or business reasons. If we were to lose the collaborative funding expected from any strategic partner and were unable to obtain alternative sources of funding for the product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. For example, we had expected to receive approximately $8 million of collaboration funding from Wyeth. However, Wyeth has notified us of its decision to terminate the collaboration. Wyeth is obligated to reimburse us for our costs associated with terminating or completing previously agreed upon work and other non-cancelable activities. We are currently in discussions with Wyeth to determine the level of funding that we will receive in connection with the termination of this collaboration.

We intend to seek a new partner for our hemophilia program and to implement cost reduction measures in an effort to ensure that our available cash resources in combination with the $5.6 million of collaborative funding, the funding to be received from Wyeth to terminate our collaboration with them and the funding to be received under any extension with IAVI, will fund our operations until at least the middle of 2003. The extent of cost reduction measures that we will implement will be dependent upon the outcome of our discussions with Wyeth and IAVI and our ability to secure additional collaborative partners.

We are pursuing other opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or other strategic transactions, or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to make further significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

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

Substantially all of our revenue has been earned under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of September 30, 2002, we had an accumulated deficit of approximately $196 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

Our product candidate for cystic fibrosis is in a Phase II clinical trial. In October 2002, we announced the preliminary results of this trial and we are in the process of further evaluating the data. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. However, in connection with the operational changes that we implemented in August 2002, we suspended further clinical development of our cancer program until we can find a development partner to help fund the development costs, or find other sources of funding for the program. Our product candidates for hemophilia, arthritis and cancer and our AIDS vaccine are all in preclinical stages. Accordingly, we will not generate any product revenue for at least several years, and only then if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends upon successful completion of additional research and development and testing, in both preclinical and clinical trials. Completion of clinical trials may take several years or more. The number and cost of clinical trials and the length of time necessary to complete clinical trials generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we will be unable to generate sufficient product revenue to maintain our business.

Even if our potential products succeed in clinical trials and are approved for marketing, these products may never achieve market acceptance. If we are unsuccessful in commercializing our product candidates for any reason, including greater effectiveness or economic feasibility of competing products or treatments, the failure of the medical community or the public to accept or use any products based on gene delivery, inadequate marketing and distribution capabilities or other reasons discussed elsewhere in this section, we will be unable to generate sufficient product revenue to maintain our business.

The regulatory approval process for our product candidates is costly, time-consuming and subject to unpredictable changes and delays, and our product candidates may never receive regulatory approval.

To our knowledge, no gene therapy products have received regulatory approval from the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries. Because our product candidates involve new and unproven technologies, we believe that regulatory approval may proceed more slowly than clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety and efficacy in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary among trials and potential products. In addition, regulatory requirements governing gene and cell therapy products frequently change. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate, for example, or we may encounter unacceptable side effects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the corporate partner that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

As of September 30, 2002 we had approximately $17.3 million in cash on hand. In addition, we expect to receive additional collaboration funding of up to $5.6 million under our collaborative agreements with Biogen, Celltech and IAVI. We had expected to receive approximately $8 million of collaboration funding from Wyeth. On November 12, 2002, we received notification from Wyeth of its decision to terminate our collaboration, effective 180 days from the notification. Wyeth is obligated to reimburse us for our costs associated with terminating or completing previously agreed upon work and other non-cancelable activities. We are currently in discussions with Wyeth to determine the level of funding that we will receive during the termination period of this collaboration. We are also in discussions with IAVI regarding the extension of our AIDS vaccine collaboration beyond the conclusion of the initial development term of that collaboration, which is January 2003.

We intend to seek a new partner for our hemophilia program and to implement cost reduction measures in an effort to ensure that our available cash resources in combination with the $5.6 million of collaborative funding, the funding to be received from Wyeth to terminate our collaboration with them and the funding to be received under any extension with IAVI, will fund our operations until at least the middle of 2003. The extent of cost reduction measures that we will implement will be dependent upon the outcome of our discussions with Wyeth and IAVI and our ability to secure additional collaborative partners. We are pursuing opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. The funding that we expect to receive from our collaborative partners is dependent on continued scientific progress under the collaboration and our collaborative partners’ ability and willingness to continue or extend the collaborations. In August 2002, we implemented several operational changes intended to reduce our operating costs, including reducing our research and administrative staff and suspending clinical development of our cancer product candidates. If we are unable to successfully access additional funding, we may be forced to make further significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

If we lose significant funding from our strategic partners or if our collaborative relationships are unsuccessful, we may be unable to develop our potential products.

A significant portion of our operating expenses is funded through our collaborative agreements with third parties. We have collaborative development agreements under which, we expect to receive additional funding consisting of approximately $5.6 million in research and development payments from Biogen, Celltech and IAVI. This funding is to reimburse expenses incurred in connection with the applicable development collaboration.

If we were to lose the collaborative funding expected from any strategic partner and were unable to obtain alternative sources of funding for the product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. In addition, the loss of significant amounts of collaborative funding could not only cause the delay, reduction or termination of the related research and development programs, it could also cause a reduction in capital expenditures and other operating activities necessary to support general operations and further impede our ability to develop our product candidates. With limited exceptions, each strategic partner has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. For example, on November 12, 2002, we received notification from Wyeth of its decision to terminate our collaboration with them.

If our strategic partners terminate or decline to extend our collaborations, we may be unable to develop our potential products.

Our strategic partners, along with outside scientific consultants and contractors, also perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research and development collaborations, research under sponsored research agreements and contract manufacturing services. In addition, collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations, particularly those that are leaders in the field, often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of many of our potential products, and therefore, the success of our business, depends on the performance of our strategic partners, consultants and contractors. If they do not dedicate sufficient time or technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Competition for scientific consultants and strategic partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

Each of our strategic collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless the parties agree to extend the relationship. Any of our strategic partners may decline to extend the collaboration, or may extend the collaboration with a significantly reduced scope, for a number of scientific or business reasons.

A significant portion of our operating expenses is funded through collaborations with third parties. We have the following strategic partnerships:

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003;

•
A collaboration with Celltech Group plc to develop a treatment for cystic fibrosis, the initial development period of which concluded in November 2001. Extension of the collaboration is subject to evaluation of the results of the Phase II clinical trial of our cystic fibrosis product candidate. In October 2002, we presented preliminary data from this study and we are conducting further analysis of the data from the trial. Celltech has not provided us with formal notification of whether it will extend or terminate the collaboration, but we believe that, given Celltech’s shift in focus away from respiratory products, it is unlikely that Celltech will extend the collaboration;

•
a research and development joint venture with Elan, called Emerald Gene Systems, to develop enhanced gene delivery technologies. The initial three-year development period of the Emerald joint venture concluded in the third quarter of 2002. Because Emerald’s development focus is on oncology products, a field that is now outside of Elan’s strategic focus, we have concluded activities in the joint venture and are working towards dissolving it;

•	a collaboration with IAVI, to develop an AIDS vaccine, the initial development period of which will conclude in January 2003; and

•
a collaboration with Wyeth to develop treatments for hemophilia. On November 12, 2002, we received notification from Wyeth of its decision to terminate its collaboration, effective 180 days from the notification.

One or more of these strategic partners may choose not to extend the collaboration, or may choose to terminate the collaboration prior to the end of the initial development period. The loss of any of our collaborations may result in the loss of access to intellectual property, know-how and development support. As a result, the development of the affected product candidate could be delayed or terminated.

The reductions in workforce associated with our recent operational changes will place additional strain on our remaining resources.

In August 2002, we restructured our operations to reduce expenses and focus resources on key product development programs. In connection with the restructuring, we reduced our research and administrative staff by approximately 25%, placing addition demands on our remaining workforce. The restructuring may have unanticipated consequences, such as employee attrition. In addition, many of the terminated employees possess specific knowledge or expertise that may later prove to be important to our operations. As a result of these factors, our ability to respond to challenges in the future may be impaired and we may be unable to take advantage of new opportunities.

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

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Licensing of intellectual property critical to our business involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our strategic partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. For example, in 1997 the licensor of our licensed CFTR gene and related vector was notified that the United States Patent and Trademark Office, or USPTO, had declared an interference proceeding to determine whether our licensor or an opposing party has the right to the patent application on the CFTR gene and related vector. Our tgAAVCF product candidate for treating cystic fibrosis uses our proprietary AAV delivery technology to deliver a normal copy of the CFTR gene. Interference proceedings before the USPTO and the U.S. Circuit Court are confidential involving the opposing parties only, and can take several years to complete. Although we are not a party to the interference proceeding, its outcome could affect our license to the CFTR gene and related vector. The USPTO or the U.S. Circuit Court could rule that our licensor has priority of invention on both the CFTR gene and vector that we license, that our licensor has priority of invention on neither the gene nor the vector, or that our licensor has priority of invention on only the gene or only the vector. If the USPTO or Court of Appeals ultimately determines that our licensor does not have rights to both the CFTR gene and the vector, we believe that we will be subject to one of several outcomes:

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

Identifying and qualifying patients to participate in testing our potential products is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in our clinical trials, and we may experience similar delays in the future. If patients are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology industry or for other reasons, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in proving the effectiveness of our technology or termination of the clinical trials altogether.

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

We also rely on unpatented proprietary technology and technology that we have licensed on a nonexclusive basis. While we take precautions to protect our proprietary unpatented technology, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. Our competitors could also obtain rights to our nonexclusively licensed proprietary technology. In any event, other companies may independently develop substantially equivalent proprietary information and techniques. If our competitors develop and market competing products using our unpatented or nonexclusively licensed proprietary technology or substantially similar technology, our products, if successfully developed, could suffer a reduction in sales or be forced out of the market.

Litigation involving intellectual property, product liability or other claims and product recalls could strain our resources, subject us to significant liability, damage our reputation or result in the invalidation of our proprietary rights.

As the biotechnology industry expands, the risk increases that others may claim that our processes and potential products infringe on their patents. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in a litigation or interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

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

We currently do not have the capacity to manufacture large-scale commercial quantities of our potential products. To do so, we will need to expand or improve our current facilities and staff or supplement them through the use of contract providers. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to manufacture our products in quantities sufficient to sustain our business. Moreover, we are unlikely to become profitable if we, or our contract providers, are unable to manufacture our products in a cost-effective manner.

In addition, we have no experience in sales, marketing and distribution. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. We intend to enter into collaborations with strategic partners to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing and distribution agreements on favorable terms, if at all. If our current or future collaborative partners do not commit sufficient resources to timely marketing and distributing our future products, if any, and we are unable to develop the necessary marketing and distribution capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business.

Post-approval manufacturing or product problems or failure to satisfy applicable regulatory requirements could prevent or limit our ability to market our products.

Commercialization of any products will require continued compliance with FDA and other federal, state and local regulations. For example, our current manufacturing facility, which is designed for manufacturing our AAV vectors for clinical and development purposes, is subject to the Good Manufacturing Practices requirements and other regulations of the FDA, as well as to other federal, state and local regulations such as the Occupational Health and Safety Act and the Environmental Protection Act. Any future manufacturing facilities that we may construct for large-scale commercial production will also be subject to regulation. We may be unable to obtain regulatory approval for or maintain in operation this or any other manufacturing facility. In addition, we may be unable to attain or maintain compliance with current or future regulations relating to manufacture, safety, handling, storage, record keeping or marketing of potential products. If we fail to comply with applicable regulatory requirements or discover previously unknown manufacturing, contamination, product side effect or other problems after we receive regulatory approval for a potential product, we may suffer restrictions on our ability to market the product or be required to withdraw the product from the market.

Risks Related to Our Industry

Adverse events in the field of gene therapy could damage public perception of our potential products and negatively affect governmental approval and regulation.

Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in November 1999, a patient being treated for a rare metabolic disorder died in a gene therapy trial using an adenoviral vector to deliver a therapeutic gene. Genovo, Inc., a company we later acquired, was alleged to have provided partial funding for this investigator-sponsored trial conducted at the University of Pennsylvania. Other patient deaths, though unrelated to gene therapy, have occurred in other clinical trials. These deaths and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. For example, there has been concern in the past regarding the potential safety and efficacy of gene therapy products derived from pathogenic viruses like adenoviruses. Our product candidates use AAV vectors, which are derived from a nonpathogenic virus, or non-viral vectors. However, the public and the medical community nonetheless may conclude that our technology is unsafe. Moreover, to the extent that unfavorable publicity or negative public perception arising from other biotechnology-related fields such as human cloning and stem-cell research are linked in the public mind to gene therapy, our industry will be harmed.

Future adverse events in, or negative public perception regarding, gene therapy or the biotechnology industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

In addition, the competitive positions of other companies, institutions and organizations, including smaller competitors, may be strengthened through collaborative relationships. Consequently, our competitors may be able to develop, obtain patent protection for, obtain regulatory approval for, or commercialize new products more rapidly than we do, or manufacture and market competitive products more successfully than we do. This could limit the prices we could charge for the products we are able to market or result in our products failing to achieve market acceptance.

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

In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including $10 million in shareholders’ equity and a minimum bid price of $1.00 for common stock. Our shareholders’ equity as of September 30, 2002 totaled $11.9 million. On September 19, 2002, we received a letter from Nasdaq notifying us that the closing bid price of our common stock had been below $1.00 for 30 consecutive trading days. As a result, we are no longer in compliance with the minimum requirements for continued listing on the Nasdaq National Market. If we are unable to satisfy the minimum bid price requirement before December 18, 2002, or if we are unable to comply with the minimum shareholders’ equity requirement and all of the other current or future listing requirements, we could lose our quotation on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, depending on our ability to satisfy other listing requirements, our common stock may be listed on the Nasdaq SmallCap Market, or traded in the over-the-counter markets. Delisting from the Nasdaq National Market would likely result in a loss in liquidity of our common stock and in a decline in its market price, and you could lose all or part of your investment. In addition, our ability to raise capital through the issuance of debt or equity securities may be impaired if our common stock is delisted.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and the ability to disproportionately affect our stock price.

A significant number of shares of our common stock is held by a small number of investors, including holdings by our strategic partners Biogen, Celltech and Elan. Elan also has the right to convert principal and interest outstanding under a loan facility into our common stock and to exchange its shares of our Series B preferred stock into shares of our common stock. As of September 30, 2002, if Elan had both converted the outstanding balance on the loan facility and exchanged its preferred shares into common stock, Elan could receive approximately 7.0 million additional shares of our common stock. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

•	election of directors;

•	amendment of our charter documents or

•	approval of significant corporate transactions, such as a change of control of Targeted Genetics.

The interests of these shareholders may conflict with the interests of other holders of our common stock with regard to such matters. Furthermore, this concentration of ownership of our common stock could allow these shareholders to delay, deter or prevent a third party from acquiring control of Targeted Genetics at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.

The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. We believe that this volatility has contributed to the decline in the market price of our common stock, and may do so in the future. In addition, the trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experience volatility in the market price of their securities. Market fluctuations in the price of our common stock could also adversely affect our collaborative opportunities and our future ability to sell equity securities at a price we deem appropriate. As a result, you could lose all or part of your investment.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Short-term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks nor plan to employ these instruments in the future. At September 30, 2002, we held $17.3 million in cash and cash equivalents, which are primarily invested in a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at September 30, 2002, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected earnings in 2003.

Notes payable: Our earnings are affected by changes in short-term interest rates as a result of a loan from a collaborative partner that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 100 basis points. The carrying amounts of the notes payable and equipment leases approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of September 30, 2002, about our obligations that are sensitive to changes in interest rate fluctuations (in millions):

	Expected Maturity Date
	2002	2003	2004	2005	2006	Total
Maturities of long-term obligations:
Variable rate notes					$10.0	$10.0
Fixed rate notes		$2.0		$8.5		10.5
Fixed rate equipment leases	0.3	1.1	0.8	0.9	0.1	3.2

	$0.3	$3.1	$0.8	$9.4	$10.1	$23.7

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. H. Stewart Parker, our Chief Executive Officer, and Todd E. Simpson, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to filing this report. Based on their evaluation, Ms. Parker and Mr. Simpson have concluded that our disclosure controls and procedures are effective in design and operation to allow us to properly record, process, summarize and report financial data in periodic reports we submit to the Securities and Exchange Commission.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

On September 9, 2002, we issued 65,000 shares of our common stock to the University of Pennsylvania in connection with licensing certain intellectual property rights. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, or the Securities Act, and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and the purchaser was an accredited investor.

On September 25, 2002, we issued 5,804,673 shares of our common stock to Biogen pursuant to an equity purchase commitment between us and Biogen. Biogen purchased the shares at a price of approximately $0.69 per share for an aggregate purchase price of $4.0 million. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and the purchaser was an accredited investor.

On September 30, 2002, we issued 155,644 shares of our common stock as contingent merger consideration in connection with our acquisition of Genovo. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited or sophisticated investor.

Some of our loan agreements contain financial covenants establishing limits on our ability to declare or pay cash dividends.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	See the Index to Exhibits included in this quarterly report.

(b)	On August 8, 2002, we filed a Form 8-K to report the restructuring of our operations.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION (Registrant)

Date:	November 12, 2002	/s/ H. STEWART PARKER
H. Stewart Parker, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2002	/s/ TODD E. SIMPSON
Todd E. Simpson, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Certification

I, H. Stewart Parker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Targeted Genetics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ H. STEWART PARKER
Date	H. Stewart Parker President and Chief Executive Officer (Principal Executive Officer)

Certification

I, Todd E. Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Targeted Genetics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ TODD E. SIMPSON
Date	Todd E. Simpson Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

10.1	Industrial Collaboration Agreement, dated as of February 1, 2000, between the International Aids Vaccine Initiative, Children’s Research Institute and Targeted Genetics*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics Registration Statement on Form 8-A filed on October 22, 1996.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics Annual Report on Form 10-K for the year ended December 31, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K filed August 4, 1999.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K filed October 11, 2002.