Form 10-Q
period 2003-03-31
TARGETED GENETICS CORP /WA/
filed 2003-05-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	50,566,348
(Class)	(Outstanding at May 1, 2003)

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2003

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,231,000	$12,606,000
Accounts receivable	—	1,170,000
Prepaid expenses and other	692,000	452,000

Total current assets	12,923,000	14,228,000
Property and equipment, net	4,779,000	5,520,000
Goodwill, net	31,649,000	31,649,000
Other assets	1,272,000	1,316,000

Total assets	$50,623,000	$52,713,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,936,000	$2,012,000
Accrued restructure expenses	980,000	1,202,000
Accrued employee expenses	333,000	729,000
Deferred revenue	5,324,000	6,041,000
Current portion of long-term obligations and short-term debt	1,624,000	1,298,000

Total current liabilities	10,197,000	11,282,000
Deferred rent and accrued restructure expenses	2,111,000	2,276,000
Long-term obligations	20,484,000	20,494,000
Commitments
Minority interest in preferred stock of subsidiary	750,000	750,000
Series B convertible exchangeable preferred stock	12,015,000	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock, 12,015 shares designated, issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 50,566,348 shares issued and outstanding at March 31, 2003 and December 31, 2002	506,000	506,000
Additional paid-in capital	207,139,000	207,139,000
Accumulated deficit	(202,579,000)	(201,749,000)

Total shareholders’ equity	5,066,000	5,896,000

Total liabilities and shareholders’ equity	$50,623,000	$52,713,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenue:
Collaborative agreements	$5,639,000	$4,531,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	—	839,000

Total revenue	5,639,000	5,370,000

Operating expenses:
Research and development	4,542,000	8,297,000
General and administrative	1,336,000	2,395,000
Restructure charges	281,000	—
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	778,000
Amortization of acquisition-related intangibles	—	126,000

Total operating expenses	6,159,000	11,596,000

Loss from operations	(520,000)	(6,226,000)
Investment income	52,000	87,000
Interest expense	(362,000)	(267,000)

Net loss	$(830,000)	$(6,406,000)

Computation of basic and diluted net loss per common share:
Net loss per common share (basic and diluted)	$(0.02)	$(0.15)

Shares used in computation of basic and diluted net loss per common share	50,566,000	44,137,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$(830,000)	$(6,406,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	778,000
Depreciation and amortization	773,000	801,000
Amortization of purchased intangibles	—	126,000
Non-cash interest expense	302,000	174,000
Changes in assets and liabilities:
Decrease in deferred revenue	(717,000)	(754,000)
Decrease (increase) in accounts receivable	1,170,000	(606,000)
Decrease in accounts receivable from unconsolidated, majority-owned research and development joint venture	—	606,000
Decrease (increase) in prepaid expenses and other current assets	(240,000)	16,000
Decrease in current liabilities	(172,000)	(875,000)
Increase (decrease) in accrued restructure expenses and deferred rent	(387,000)	53,000
Decrease in other non-current assets	44,000	26,000

Net cash used in operating activities	(57,000)	(6,061,000)

Investing activities:
Purchases of property and equipment	(32,000)	(191,000)
Investment in unconsolidated, majority-owned research and development joint venture	—	(1,631,000)

Net cash used in investing activities	(32,000)	(1,822,000)

Financing activities:
Payments under leasehold improvements and equipment financing arrangements	(286,000)	(316,000)
Net proceeds from sales of capital stock	—	36,000

Net cash used in financing activities	(286,000)	(280,000)

Net decrease in cash and cash equivalents	(375,000)	(8,163,000)
Cash and cash equivalents, beginning of period	12,606,000	25,186,000

Cash and cash equivalents, end of period	$12,231,000	$17,023,000

See accompanying notes to condensed consolidated financial statements

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

Our results of operations for the three months ended March 31, 2003 include a $2.6 million termination settlement that we recognized as revenue and $1.3 million of deferred revenue recognized upon termination of the Wyeth agreement. We do not believe that our results of operations for the three months ended March 31, 2003 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

2.    Long-Term Obligations

Long-term obligations consisted of the following:

	March 31, 2003	December 31, 2002
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Convertible loans payable to Elan, due July 2005	7,950,000	7,950,000
Equipment financing obligations	2,110,000	2,383,000
Other long-term obligations	2,048,000	1,459,000

	22,108,000	21,792,000
Less current portion	(1,624,000)	(1,298,000)

	$20,484,000	$20,494,000

Future aggregate principal payments related to long-term obligations are $1.4 million for the remainder of 2003, $800,000 in 2004, $9.9 million in 2005 and $10.0 million in 2006.

In addition to the $7.95 million convertible loans payable to Elan, unpaid interest to Elan totaling $733,000 is outstanding at March 31, 2003 and is included in other long-term obligations. Elan has the option to convert principal and interest outstanding under the loan facility, on a per-draw basis, into shares of our common stock. If Elan had elected to convert the convertible loans and the related interest into our common stock as of March 31, 2003, the conversion prices would have ranged from $0.49 to $3.70, and would have resulted in Elan receiving a total of 3,390,961 shares of our common stock.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have the option to prepay principal and interest outstanding under our Elan loan facility, in whole or on a per-draw basis, in either cash or shares of our common stock. If we elect to prepay outstanding loan amounts with our common stock, the conversion price will equal the lesser of the average closing price of our common stock for a specified period of time before the date of prepayment and the applicable conversion price for each draw. Unless we obtain shareholder approval, we are limited in our ability to issue shares of our common stock to repay amounts outstanding under the loan facility to the extent the repayment caused Elan’s ownership in our common stock to exceed 19.9% of our then total common shares outstanding. If we elect to prepay the outstanding amounts in cash, we must pay an amount equal to the greater of the amount of principal and interest outstanding under the applicable draw and the value of our common stock that Elan would receive upon conversion at the applicable conversion price for each draw, at the then current market price of those shares. In accordance with the terms of the loans payable to Elan, to date, we have elected not to make any cash payments of interest to Elan.

3.    Redeemable Preferred Stock and Shareholders’ Equity

Series B Convertible Exchangeable Preferred Stock

In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock is convertible until July 2005, at Elan’s option, into shares of our common stock, at an initial conversion price of $3.32 per share. The Series B preferred stock and accrued dividends were convertible into 4,604,348 shares of our common stock at March 31, 2003 and 4,448,645 shares of our common stock at December 31, 2002. Alternatively, Elan was entitled to exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald until this exchange right expired on April 21, 2003. As a result of the expiration of the exchange right, we will reclassify the Series B preferred stock to shareholders’ equity beginning in April 2003.

At March 31, 2003, warrants to purchase 5,358,474 shares of our common stock were outstanding. During April 2003, warrants to purchase 3,333,333 shares of our common stock expired.

Stock Compensation

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants, and we apply the disclosure-only provisions to account for our stock option plans. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options granted to consultants are recorded as an expense over their vesting term based on their fair value, which is determined using the Black-Scholes method.

If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended March 31,
	2003	2002
Net loss:
As reported	$(830,000)	$(6,406,000)
Stock-based compensation under SFAS 123	(381,000)	(1,102,000)

Pro forma	$(1,211,000)	$(7,508,000)

Basic net loss per share:
As reported	$(0.02)	$(0.15)
Pro forma	(0.02)	(0.17)

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

5.    Collaborative Agreements

International AIDS Vaccine Initiative Agreement

In March 2003, we extended our three-year collaboration agreement with the International Aids Vaccine Initiative, or IAVI, and Children’s Research Institute at Children’s Hospital in Columbus, Ohio, to develop a vaccine, for use in developing countries, to protect against the progression of HIV infection to acquired immune deficiency syndrome, or AIDS. Under the terms of the extension, IAVI will provide up to $5.6 million in funding during 2003 to support efforts that we expect to result in a regulatory filing to support initiation of clinical trials in the second half of 2003 for the first vaccine candidate developed in this collaboration.

Wyeth/Genetics Institute Agreement

In February 2003, we entered into a termination agreement with Wyeth and in March 2003, we received a $3.2 million cash payment from Wyeth. Upon receipt of the $3.2 million settlement payment, we recognized $2.6 million as first quarter 2003 research and development revenue with the remaining $637,000 representing collection of accounts receivable. Additionally, upon termination of this collaboration, we no longer have any performance obligations to Wyeth, and as a result, we recognized revenue totaling $1.3 million in the first quarter of 2003 relating to deferred revenue from up-front payments we received from Wyeth in November 2000. All rights that we granted or otherwise extended to Wyeth related to hemophilia were returned to us and we were granted an option to acquire a right and license to certain hemophilia patent rights controlled by Wyeth.

6.    Accrued Restructure Expenses

During December 2002, we restructured our operations to reduce expenses and focus our resources on our cystic fibrosis, arthritis and AIDS vaccine product development programs. In connection with this restructuring, we reduced our research and administrative staff by approximately 40 personnel (30%) effective February 14, 2003 and accrued $3.4 million for employee termination benefits and contract termination costs related to facility lease commitments.

Accrued restructuring expenses in the accompanying Condensed Consolidated Balance Sheets represent estimated costs that will continue to be incurred for the remaining term of the lease, and is computed as the fair value of the remaining lease rentals reduced by estimated sublease rentals. We estimated the fair value of the liability using the discounted cash flow method. During the three months ended March 31, 2003, we incurred $281,000 in additional costs associated the February 2003 exit of our facility in Sharon Hill, Pennsylvania and relocation of certain equipment to Seattle, Washington. These costs are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2003. As of March 31, 2003, we have completed the employee terminations, facility closures and relocated certain equipment to Seattle, Washington. We will continue to negotiate an early termination or sublease of the Bothell, Washington and Sharon Hill, Pennsylvania facility leases to further reduce fixed operating costs.

Payment of rent related to these facilities is reflected as a reduction in the amount of the accrued restructure liability. We will recognize accretion expense due to the passage of time as an additional restructure charge and as an increase in the carrying amount of the accrued restructure expenses. Additionally, because certain restructure charges are computed using assumptions, periodic adjustments may be necessary as we obtain additional information.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tables below present our total estimated restructuring charges and a reconciliation of the associated liability:

Restructure charges	Incurred in 2003	Total incurred to date	Estimated future charges	Total expected to be incurred
Employee termination benefits	$5,000	$730,000	$—	$730,000
Contract termination costs	247,000	1,849,000	—	1,849,000
Other associated costs	29,000	29,000	—	29,000

Total	$281,000	$2,608,000	$—	$2,608,000

Reconciliation	December 31, 2002 liability	Incurred in 2003	Paid in 2003	Adjustments	March 31, 2003 liability
Employee termination benefits	$284,000	$5,000	$(289,000)	$—	$—
Contract termination costs	3,140,000	247,000	(342,000)	—	3,045,000
Other associated costs	—	29,000	(29,000)	—	—

Total	$3,424,000	$281,000	$(660,000)	$—	$3,045,000

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

We have a lead AAV product candidate under development for treating cystic fibrosis that has been evaluated in a Phase II clinical trial. In October 2002, we announced preliminary results of this Phase II study. Our analysis of the preliminary data indicates that the primary endpoint of safety and tolerability of the drug was achieved. In addition, positive trends in improvement of lung function, levels of inflammatory cytokines and transfer of the correct gene into the cells of the lung were observed. We expect to begin patient recruitment for a larger confirmatory Phase II clinical trial for this cystic fibrosis product candidate in mid-2003. We also have a pipeline of product candidates focused on treating arthritis, hemophilia, and cancer and we are developing a vaccine candidate to protect against the progression of HIV infection to AIDS, which is partnered with a public health organization. Our synthetic vector product candidates for treating cancer have been evaluated in Phase I and Phase II clinical trials, which showed a good safety profile of the drug, efficient transfer of the gene of interest into the targeted cells, a decrease in the level of proteins produced at abnormally high levels by tumor cells and a reduction in tumor burden. Through partnership activities and other internally funded efforts, we have successfully advanced our product candidates into clinical development, including Phase II clinical trials for our lead cystic fibrosis product candidate and Phase I and Phase II clinical trials for our cancer product candidates.

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

A wide range of diseases may potentially be treated with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases currently treated with proteins using recombinant DNA technology, monoclonal antibodies or small molecules that may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized treatment modality. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using these gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat disease in ways not currently achievable with traditional pharmaceuticals. We believe that, if successful, we can establish significant market potential for our product candidates. Because there are currently no commercially available gene therapy products, we intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease. If this is achieved, we believe that the value of our assets can be leveraged into multiple product opportunities.

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

Results of Operations

Revenue

Revenue.    Revenue for the three months ended March 31, 2003 increased to $5.6 million from $5.4 million for the same period of 2002. This increase reflects higher revenue, which totaled $3.9 million in 2003, attributable to our hemophilia collaboration with Wyeth, which ended during the quarter, partially offset by lower revenue earned under our AIDS vaccine collaboration with IAVI. Further, we did not earn revenue under our former collaborations with Celltech, Inc. and Emerald Gene Systems, Ltd. for the three months ended March 31, 2003, as both collaborations concluded in 2002.

We expect that our revenue for the next few quarters will consist primarily of research and development revenue from our collaborations with Biogen and IAVI. Any revenue that we may generate from new collaborations or manufacturing arrangements is ultimately dependent on our product development success. Both of these collaborations will conclude in 2003 unless extended. If extended, we can not currently predict the nature or scope of activities under such extensions. As a result of the conclusion of our former collaborations with Celltech, Elan and Wyeth, we expect that total revenue in 2003 will be less than 2002. We also intend to pursue opportunities that may generate contract manufacturing revenue in the future.

Operating Expenses

Research and Development Expenses.    Research and development expense for the three months ended March 31, 2003 decreased to $4.5 million from $8.3 million for the same period of 2002. This decrease represents the suspension of our hemophilia and cancer programs and reduced investments in our technology development activities as we focus our resources on advancing the clinical development of our product candidate to treat cystic fibrosis and on initiating clinical trials for our product development candidate to treat arthritis and our AIDS vaccine.

Our research and development expenses for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended March 31,
	2003	2002
Clinical programs:
Cystic fibrosis	$119,000	$210,000
Cancer products	—	580,000
Indirect costs	130,000	758,000

Total clinical programs expense	249,000	1,548,000
Research and preclinical programs expense	4,293,000	6,749,000

Total research and development expense	$4,542,000	$8,297,000

Research and development costs attributable to clinical programs include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. Costs attributed to research and preclinical programs largely represent our product pipeline-generating activities. Because we conduct multiple research projects and utilize resources across several projects, the majority of our research and preclinical development costs are not directly assigned to individual projects, but are instead allocated among multiple projects. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a project through our project management system, which is based primarily on human resource time allocated to each project, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs we allocate to a project are not intended to, and do not necessarily, reflect the actual costs of the project.

The size and scope of our research programs depend on the availability of resources, such as funding provided by our partners under our collaborative agreements. We expect our 2003 research and development costs to be lower than in 2002 as a result of cost reductions initiated to focus our resources on advancing clinical development of our potential cystic fibrosis, arthritis and AIDS vaccine products.

General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2003 decreased to $1.3 million from $2.4 million for the same period of 2002. The decrease primarily reflects decreased administrative support for our collaborative partnerships, reduced patent costs and the implementation of measures intended to reduce overall operating expenses.

Restructure Charges.    We recorded restructure charges of $281,000 for the three months ended March 31, 2003 primarily related to lease commitment costs associated with the closure of our facility located in Sharon Hill, Pennsylvania.

Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture.    Our net loss in Emerald decreased to zero for the three months ended March 31, 2003 from $778,000 for the same period in 2002 as the joint venture operations were completed in the third quarter of 2002.

Amortization of Acquisition-Related Intangibles.    Amortization expense decreased to zero for the three months ended March 31, 2003 from $126,000 for the same period in 2002. Amortization of intangibles in 2002 represented amortization of non-competition agreements acquired in connection with our acquisition of Genovo, Inc. in 2000, which were fully amortized as of September 30, 2002.

Other Income and Expense

Investment Income.    Investment income for the three months ended March 31, 2003 decreased to $52,000 from $87,000 for the same period of 2002. The decrease resulted from lower average cash balances in 2003 and a decrease in the yield of our short-term bond mutual fund.

Interest Expense.    Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense for the three months ended March 31, 2003 increased to $362,000 from $267,000 for the same period of 2002. This increase is attributable to higher average principal balances outstanding during the three months ended March 31, 2003, as compared to the same period in 2002.

Liquidity and Capital Resources

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and short-term investments, loan funding commitments from our collaboration partners and under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

A significant portion of our operating expenses have been funded through collaborations with third parties. We have two ongoing strategic partnerships:

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003; and

•	a collaboration with IAVI, to develop an AIDS vaccine, the initial development period of which will conclude in December 2003.

Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, clinical trials, obtaining regulatory approvals and filing, prosecuting and enforcing patents;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the outcome of any litigation or administrative proceedings involving our intellectual property, or access to third party intellectual property through licensing agreements.

All of our product candidates are in research, preclinical and clinical development and we expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates, grow our business and expand research and development of our product candidates for treating additional diseases.

Our combined cash and cash equivalents total $12.2 million at March 31, 2003, compared to $12.6 million at December 31, 2002. Our primary source of cash for the three months ended March 31, 2003 was funding from collaboration partners, including a $3.2 million termination payment from Wyeth. We expect to receive additional collaborative funding of $5.6 million in research and development payments under our partnerships with Biogen and IAVI, to reimburse expenses incurred in connection with the applicable development collaboration. We believe that our cash and cash equivalents and the funding anticipated under our collaborations will be sufficient to fund our operations at least through the end of 2003.

The size and scope of our development activities depend on the availability of resources. For example, in December 2002, we implemented plans to restructure our operations to reduce expenses and concentrate resources on key product development programs and business development activities. As part of these plans, we suspended further clinical development of our cancer and hemophilia programs and implemented a reduction in headcount of approximately 30%, consisting of approximately 40 positions in operations, scientific and administrative functions that were not required to support our AIDS vaccine, cystic fibrosis and arthritis development programs. We implemented these operational changes to reduce expenses and to concentrate our resources with advancing these programs, pursuing corporate strategic initiatives and accessing additional capital.

IAVI has the right to terminate our collaboration with it or its obligation to provide research funding at any time for scientific or business reasons with 90 days notice. If we were to lose the collaborative funding expected from IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate.

We are seeking partners for our hemophilia and cancer programs and are pursuing other opportunities to obtain additional capital to fund our operations. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations or other strategic transactions;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Our common stock is listed on the NASDAQ SmallCap Market, which requires that we maintain compliance with certain minimum listing standards including minimum shareholders’ equity and stock bid price. Our stock price is currently below the $1.00 minimum bid price, however we have been provided 180 days, or until September 15, 2003, to comply with the minimum bid price requirement provided that we continue to comply with the other initial listing requirements of the NASDAQ SmallCap Market, including maintaining minimum shareholders’ equity of $5 million. Loss of our stock listing would impair our ability to raise equity capital necessary to support our operations.

Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to take further significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

The following are our contractual commitments associated with our debt and lease obligations:

	Payments Due by Period
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Lease commitments	$2,200,000	$1,844,000	$1,509,000	$1,362,000	$1,362,000	$11,925,000	$20,202,000
Long-term obligations	1,371,000	809,000	9,863,000	10,065,000	—	—	22,108,000

Total	$3,571,000	$2,653,000	$11,372,000	$11,427,000	$1,362,000	$11,925,000	$42,310,000

We are negotiating with the landlords of the Bothell, Washington and Sharon Hill, Pennsylvania facilities to terminate our leases or to sublease the facilities in an effort to reduce fixed operating costs, to preserve our cash and to concentrate resources on our key product development programs.

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

Substantially all of our revenue has been earned under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of March 31, 2003, we had an accumulated deficit of approximately $203 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

Our product candidate for cystic fibrosis has been evaluated in a Phase II clinical trial. In October 2002, we announced the preliminary results of the initial Phase II clinical trial for our cystic fibrosis candidate and we are preparing a publication of the data from that trial. We plan to initiate a confirmatory Phase II clinical trial for our product candidate for cystic fibrosis in mid-2003. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. We have pre-clinical development programs for the treatment of hemophilia, arthritis and an AIDS vaccine. In connection with the operational changes that we implemented in 2002 and the termination of our collaboration with Wyeth in February 2003, we suspended further clinical development of our cancer and hemophilia product development programs. Accordingly, we will not generate any product revenue for at least several years and only then if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends upon successful completion of additional research and development and testing, in both preclinical and clinical trials. Completion of clinical trials may take several years or more. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we will be unable to generate sufficient product revenue to maintain our business.

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

The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene and cell therapy products frequently change. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or we may encounter unacceptable side effects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the corporate partner that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

If we are unable to raise additional capital when needed, we will be unable to conduct our operations and develop our potential products.

Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend upon many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any commercialization activities and facility expansions, if and as required; and

•	the existence and/or outcome of any litigation or administrative proceedings involving our intellectual property.

As of March 31, 2003, we had approximately $12.2 million in cash and cash equivalents. In addition, we expect to receive additional collaborative funding of up to $5.6 million under our collaborations with Biogen, which ends in September 2003, and IAVI which ends in December 2003. We believe that our cash and cash equivalents and the funding anticipated under our collaborations, will be sufficient to fund our operations at least through the end of 2003. We are pursuing opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. The funding that we expect to receive from our collaborative partners depends on continued scientific progress under the collaboration and our collaborative partners’ ability and willingness to continue or extend the collaborations. In December 2002, we initiated significant cost reduction measures, including further reductions in staffing and expenses. As part of these cost reduction measures, we:

•	reduced and consolidated fixed operating costs;

•	eliminated approximately 40 staff positions and suspended further development of our hemophilia program;

•	identified and are pursuing development partners for our hemophilia, cystic fibrosis and cancer product development programs;

•	are pursuing opportunities to derive revenue by leveraging our manufacturing capacity;

•	are pursuing all available capital-raising options; and

•	have consolidated all of our operations at our Seattle location.

If we are unable to successfully access additional capital, we may need to take further significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more of our cystic fibrosis, arthritis or AIDS vaccine programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

If we lose our strategic partners or if our collaborative relationships are unsuccessful, we may be unable to develop our potential products.

A significant portion of our operating expenses is funded through our collaborative agreements with third parties. We have collaborative development agreements with Biogen and IAVI under which, we expect to receive approximately $5.6 million in additional funding for research activities to be conducted in 2003. This funding is to reimburse research and development expenses we incur in connection with the applicable development collaboration.

If we were to lose the collaborative funding expected from IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. In addition, the loss of significant amounts of collaborative funding could cause not only the delay, reduction or termination of the related research and development programs, but also a reduction in capital expenditures and other operating activities necessary to support general operations. Such a reduction could further impede our ability to develop our product candidates. IAVI has the right to terminate this collaboration or its obligation to provide research funding at any time for scientific or business reasons with 90 days notice. Termination of our IAVI collaboration would significantly affect our operating activities. For example, Wyeth has terminated our hemophilia collaboration, effective February 2003. As a result, we have suspended further development of our hemophilia product candidate until we can find another development partner or secure other sources of funding for the program and reduced the scope of our other company-funded research and development activities and reduced the size of our workforce by approximately 30%.

If our strategic partners terminate or decline to extend our collaborations, we may be unable to develop our potential products.

Our strategic partners, along with outside scientific consultants and contractors, also perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research and development collaborations, research under sponsored research agreements and contract manufacturing services. In addition, collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations, particularly those that are leaders in the field, often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of certain of our potential products, and therefore, the success of our business, depends on the performance of our strategic partners, consultants and contractors. If they do not dedicate sufficient time or technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Each of our strategic collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless we and our partners agree to extend the relationship. Any of our strategic partners may decline to extend the collaboration, or may extend the collaboration with a significantly reduced scope, for a number of scientific or business reasons. Competition for scientific consultants and strategic partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

A significant portion of our operating expenses is funded through collaborations with third parties. We have the following active strategic partnerships:

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003; and

•	a collaboration with IAVI to develop an AIDS vaccine, the initial development period of which will conclude in December 2003.

One or both of these strategic partners may choose not to continue the collaboration, or may choose to terminate the collaboration at any time. The loss of any of our collaborations may result in the loss of access to intellectual property, know-how and development support. As a result, the development of the affected product candidate could be delayed or terminated.

The reduction in workforce associated with our recent operational changes may impair our ability to develop our potential products.

In December 2002, we implemented a plan to restructure our operations to reduce expenses and focus our resources on our cystic fibrosis, arthritis and AIDS vaccine product development programs. In connection with the December restructuring, we reduced our staff by approximately 30% on February 14, 2003. This restructuring may continue to have undesirable consequences, such as increased employee attrition. In addition, many of the terminated employees possess specific knowledge or expertise that may later prove to be important to our operations. As a result of these factors, our ability to respond to challenges in the future may be impaired and we may be unable to take advantage of new opportunities.

If we do not attract and retain qualified personnel, we may be unable to develop and commercialize some of our potential products.

Our future success depends in large part on our ability to attract and retain key technical and management personnel. All of our employees, including our executive officers, can terminate their employment with us at any time. We have programs in place designed to retain personnel, including competitive compensation packages and programs to create a positive work environment. Other companies, research and academic institutions and other organizations in our field compete intensely for employees, however, and we may be unable to retain our existing personnel or attract additional qualified employees and consultants. If we experience excessive turnover or difficulties in recruiting new personnel, our research and development of product candidates could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

If we are unable to obtain and maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

We have entered into license agreements, both exclusive and nonexclusive, that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have licensed several issued and pending patents for the gene used in our cancer product development programs, the vector and gene delivered in our product candidate for cystic fibrosis and the processes that we use to manufacture our AAV-based product candidates. If we are unable to maintain our current licenses for third-party technology or, if necessary, obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses, such as the license for the process that we use to manufacture our AAV-based product candidates, typically contain provisions requiring us to meet minimum development milestones in order to maintain the license on an exclusive basis. If we do not meet these requirements, our licensor may convert the license to a nonexclusive license or terminate the license.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. For example, in July 1997 the licensor of our licensed CFTR gene and related vector was notified that the United States Patent and Trademark Office, or USPTO, had declared an interference proceeding to determine whether our licensor or an opposing party has the priority of invention to the patent application on the CFTR gene and related vector. Our tgAAVCF product candidate for treating cystic fibrosis uses our proprietary AAV delivery technology to deliver a normal copy of the CFTR gene. In April 2003, we were notified that the U.S. Federal Circuit Court of Appeals affirmed the priority of invention of our licensor surrounding our licensor’s intellectual property rights to the CF gene and protein. Our license agreement with the licensor provides us with the licensed patient rights we believe we need to develop our product candidate. If our licensor does not retain, assert or defend its rights to the CFTR vector, and we cannot maintain access at a reasonable cost or develop or obtain a license to a replacement vector at a reasonable cost, we may be unable to commercialize our potential tgAAVCF product.

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

Gene therapy is a rapidly evolving field and is expected to continue to undergo significant and rapid technological change and competition. Rapid technological development by our competitors, including development of technologies, products or processes that are more effective or more economically feasible than those we have developed, could result in our actual and proposed technologies, products or processes losing market share or becoming obsolete.

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

On January 8, 2003, our stock was transferred from the NASDAQ National Market to the NASDAQ SmallCap Market. In order to continue to be listed on the NASDAQ SmallCap Market, we must meet specific quantitative standards, including maintaining $2.5 million in shareholders’ equity and a minimum bid price of $1.00 for our common stock. Our shareholders’ equity as of March 31, 2003 totaled $5.1 million; however, the closing bid price of our common stock is below $1.00. We are not in compliance with the minimum $1.00 bid price per share requirement; however, we meet the NASDAQ SmallCap Market’s initial listing requirement of $5 million of shareholders’ equity. Accordingly, we have been provided an additional 180 calendar days, or until September 15, 2003, to regain compliance with the minimum $1.00 bid price per share requirement. If we continue to meet the other core initial listing requirements of the NASDAQ SmallCap Market at the end of this 180-day grace period, we will be granted an additional 90-day grace period to regain compliance with the $1.00 minimum bid price per share requirement. Ultimately, if we are unable to satisfy the minimum bid price requirement or if we are unable to comply with the minimum shareholders’ equity requirement and all of the other current or future listing requirements, we could lose our quotation on the NASDAQ SmallCap Market. Delisting of our common stock from the NASDAQ SmallCap Market would likely result in a loss in liquidity of our common stock and in a decline in its market price, and you could lose all or part of your investment. In addition, our ability to raise capital through the issuance of debt or equity securities may be impaired if our common stock is delisted.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and the ability to disproportionately affect our stock price.

A significant number of shares of our common stock are held by a small number of investors, including holdings by Biogen, Celltech and Elan. Elan also has the right to convert principal and interest outstanding under a loan facility into our common stock and to exchange its shares of our Series B preferred stock into shares of our common stock. As of March 31, 2003, if Elan had converted the outstanding balance on the loan facility and exchanged its preferred shares into common stock, Elan would own approximately 10.5 million shares of our common stock. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At March 31, 2003, we held $12.2 million in cash and cash equivalents, which are primarily invested in a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at March 31, 2003, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2003.

Notes payable. Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of March 31, 2003, about our obligations that are sensitive to changes in interest rate fluctuations (in millions):

	Expected Maturity Date
	2003	2004	2005	2006	Total
Maturities of long-term obligations:
Variable rate note	$—	$—	$—	$10.0	$10.0
Fixed rate notes	0.6	—	9.5	—	10.1
Fixed rate equipment financing	0.8	0.8	0.4	—	2.0

	$1.4	$0.8	$9.9	$10.0	$22.1

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. H. Stewart Parker, our Chief Executive Officer, and Todd E. Simpson, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to filing this report. Based on their evaluation, Ms. Parker and Mr. Simpson have concluded that our disclosure controls and procedures are effective in design and operation to allow us to properly record, process, summarize and report financial data in periodic reports we submit to the SEC.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Ms. Parker’s and Mr. Simpson’s evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

Certain of our loan agreements contain financial covenants establishing limits on our ability to declare or pay cash dividends.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) See the Index to Exhibits included in this quarterly report.

(b) On January 8, 2003, we filed a current report on Form 8-K to announce the transfer of our common stock listing from the NASDAQ National Market to the NASDAQ SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: May 14, 2003	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ TODD E. SIMPSON
Todd E. Simpson, Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Certification

I, H. Stewart Parker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Targeted Genetics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ H. STEWART PARKER
Date	H. Stewart Parker President and Chief Executive Officer (Principal Executive Officer)

Certification

I, Todd E. Simpson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Targeted Genetics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ TODD E. SIMPSON
Date	Todd E. Simpson Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.4)	(F)

10.1	Biological Processing Services Agreement, dated March 28, 2003, between GenVec, Inc. and Targeted Genetics*

10.2	Study Funding Agreement, dated April 22, 2003, between Targeted Genetics and Cystic Fibrosis Foundation Therapeutics, Inc.*

10.3

Amendment No. 1 to Product, Development and Supply Agreement, dated February 24, 2003, between Genetics Institute LLC (formerly known as Genetics Institute, Inc.) and Targeted Genetics* (Exhibit 10.41)

(F)

10.4

Amendment No. 1 to Industrial Collaboration Agreement, dated as of March 14, 2003, between the International Aids Vaccine Initiative, Children’s Research Institute and Targeted Genetics* (Exhibit 10.42)

(F)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.
(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002.
(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.
(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form 8-A filed on October 22, 1996.
(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed August 4, 1999.
(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed October 11, 2002.
(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002.