Form 10-Q
period 2003-06-30
TARGETED GENETICS CORP /WA/
filed 2003-08-01
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	58,424,750

(Class)	(Outstanding at July 30, 2003)

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q
For the quarter ended June 30, 2003

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,752,000	$12,606,000
Accounts receivable	7,000	1,170,000
Prepaid expenses and other	573,000	452,000

Total current assets	25,332,000	14,228,000
Property and equipment, net	4,093,000	5,520,000
Goodwill, net	31,649,000	31,649,000
Other assets	1,240,000	1,316,000

Total assets	$62,314,000	$52,713,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,875,000	$2,012,000
Accrued employee expenses	383,000	729,000
Accrued restructure expenses	2,080,000	1,202,000
Deferred revenue	5,237,000	6,041,000
Current portion of long-term obligations and short-term debt	1,567,000	1,298,000

Total current liabilities	11,142,000	11,282,000
Accrued restructure expenses and deferred rent	3,555,000	2,276,000
Long-term obligations	20,535,000	20,494,000
Commitments
Minority interest in preferred stock of subsidiary	750,000	750,000
Series B convertible exchangeable preferred stock	—	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B convertible preferred stock, 12,015 shares designated, issued and outstanding	12,015,000	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 58,406,210 shares issued and outstanding at June 30, 2003 and 50,566,348 shares at December 31, 2002	584,000	506,000
Additional paid-in capital	223,227,000	207,139,000
Accumulated deficit	(209,494,000)	(201,749,000)

Total shareholders’ equity	26,332,000	5,896,000

Total liabilities and shareholders’ equity	$62,314,000	$52,713,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Collaborative agreements	$2,053,000	$3,818,000	$7,692,000	$8,349,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	—	775,000	—	1,614,000

Total revenue	2,053,000	4,593,000	7,692,000	9,963,000

Operating expenses:
Research and development	4,327,000	7,634,000	8,869,000	15,931,000
General and administrative	1,438,000	2,270,000	2,774,000	4,665,000
Restructure charges	2,899,000	—	3,180,000	—
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	833,000	—	1,611,000
Amortization of acquisition-related intangibles	—	127,000	—	253,000

Total operating expenses	8,664,000	10,864,000	14,823,000	22,460,000

Loss from operations	(6,611,000)	(6,271,000)	(7,131,000)	(12,497,000)
Investment income	56,000	139,000	108,000	226,000
Interest expense	(360,000)	(305,000)	(722,000)	(572,000)

Net loss	$(6,915,000)	$(6,437,000)	$(7,745,000)	$(12,843,000)

Computation of basic and diluted net loss per common share:
Net loss per common share (basic and diluted)	$(0.13)	$(0.15)	$(0.15)	$(0.29)

Shares used in computation of basic and diluted net loss per common share	51,694,000	44,159,000	51,133,000	44,148,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(7,745,000)	$(12,843,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,545,000	1,612,000
Non-cash interest expense	611,000	475,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	1,611,000
Amortization of purchased intangibles	—	253,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,163,000	(722,000)
Increase in prepaid expenses and other current assets	(121,000)	(130,000)
Decrease in other non-current assets	76,000	77,000
Decrease in current liabilities	(183,000)	(617,000)
Increase in accrued restructure expenses and deferred rent	2,157,000	102,000
Decrease in deferred revenue	(804,000)	(513,000)
Increase in accounts receivable from unconsolidated, majority-owned research and development joint venture	—	(169,000)

Net cash used in operating activities	(3,301,000)	(10,864,000)

Investing activities:
Purchases of property and equipment	(118,000)	(391,000)
Investment in unconsolidated, majority-owned research and development joint venture	—	(1,631,000)

Net cash used in investing activities	(118,000)	(2,022,000)

Financing activities:
Net proceeds from issuance of common stock	16,166,000	36,000
Payments under leasehold improvements and equipment financing arrangements	(601,000)	(654,000)
Loan proceeds from collaborative partners	—	5,000,000
Proceeds from leasehold improvements and equipment financing arrangements	—	591,000

Net cash provided by financing activities	15,565,000	4,973,000

Net increase (decrease) in cash and cash equivalents	12,146,000	(7,913,000)
Cash and cash equivalents, beginning of period	12,606,000	25,186,000

Cash and cash equivalents, end of period	$24,752,000	$17,273,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

     The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics Corporation, our wholly-owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation (inactive), and our majority-owned subsidiary, CellExSys, Inc. The condensed consolidated financial statements do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our unconsolidated, majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we do not have operating control of Emerald. The operations of Emerald terminated during 2002 and we expect to dissolve the joint venture. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior year results to the current year presentation.

     Our results of operations for the three months ended June 30, 2003, include a $2.9 million restructure charge, which represents our revised estimate of the ongoing lease commitment and associated costs of our Bothell, Washington facility lease. Our results of operations for the three months ended March 31, 2003, include $3.9 million in revenue recognized in connection with the termination of our development collaboration with Wyeth. As a result of these and other factors, we do not believe that our results of operations for the three months and six months ended June 30, 2003 are necessarily indicative of the results to be expected for the full year.

     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

2.	Impact of New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. We do not expect the provisions of SFAS No. 149 to have a significant effect on our financial position or operating results.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning July 1, 2003. We do not expect the provisions of SFAS No. 150 to have a significant effect on our financial position or operating results.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Long-Term Obligations

     Long-term obligations consisted of the following:

	June 30,	December 31,
	2003	2002

Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Convertible loans payable to Elan, due July 2005	7,950,000	7,950,000
Accrued interest payable to Elan, due July 2005	1,172,000	699,000
Equipment financing obligations	1,831,000	2,383,000
Other long-term obligations	1,149,000	760,000

	22,102,000	21,792,000
Less current portion	(1,567,000)	(1,298,000)

	$20,535,000	$20,494,000

     Future aggregate principal payments related to long-term obligations are $1.1 million for the remainder of 2003, $800,000 in 2004, $10.1 million in 2005 and $10.1 million in 2006.

     Elan has the option to convert principal and unpaid interest outstanding under the loan facility, on a per-draw basis, into shares of our common stock. The applicable fixed conversion prices if Elan elects to convert the loans and interest into shares of our common stock range from $0.49 to $6.11. If Elan had elected to convert the convertible loans and the related interest into our common stock as of June 30, 2003, Elan would have received 3,726,518 shares of our common stock.

     We have the option to prepay principal and interest outstanding under our Elan loan facility, in either cash or shares of our common stock. If we elect to prepay outstanding loan amounts with our common stock, the conversion price will equal the lesser of the average closing price of our common stock for a specified period of time before the date of prepayment and the applicable conversion price for each draw. Unless we obtain shareholder approval, we are limited in our ability to issue shares of our common stock to repay amounts outstanding under the loan facility to the extent the repayment caused Elan’s ownership in our common stock to exceed 19.9% of our then total common shares outstanding. If we elect to prepay the outstanding amounts in cash, we must pay the greater of the amount of principal and interest outstanding or the value of our common stock that Elan would receive upon conversion at the applicable conversion price for each draw, at the then current market price of those shares. In accordance with the terms of the loans payable to Elan, to date, we have elected not to make any cash payments of interest to Elan.

4.	Shareholders’ Equity

   Common Stock Offering

     In June 2003, we issued 7,777,778 shares of our common stock in a public offering to institutional investors at a price of $2.25 per share. We expect to use the proceeds from this financing of approximately $16.1 million to fund our ongoing research and development activities and general corporate purposes.

   Series B Convertible Preferred Stock

     In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock is convertible until July 2005, at Elan’s option, into shares of our common stock, at an initial conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the preferred stock. Dividends are not paid in cash, but rather result in an increase in the number of shares of common stock issuable upon conversion. The Series B preferred stock and accrued dividends were convertible into 4,604,348 shares of our common stock at June 30, 2003, and unless converted earlier, will automatically convert into approximately 5.5 million shares of our common stock in July 2005. Elan was entitled to exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald until this exchange right expired on April 21, 2003. As a result of the expiration of the exchange right, we have reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

     If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(6,915,000)	$(6,437,000)	$(7,745,000)	$(12,843,000)
Stock-based compensation under SFAS 123	(366,000)	(956,000)	15,000	(2,058,000)

Pro forma	$(7,281,000)	$(7,393,000)	$(7,730,000)	$(14,901,000)

Basic net loss per share:
As reported	$(0.13)	$(0.15)	$(0.15)	$(0.29)
Pro forma	(0.14)	(0.17)	(0.15)	(0.34)

Warrants

     During April 2003, warrants to purchase 3,333,333 shares of our common stock expired. At June 30, 2003, warrants to purchase 2,025,141 shares of our common stock were outstanding as follows:

•	In connection with a technology license agreement with Alkermes, Inc., we issued a warrant to Alkermes to purchase 1,000,000 shares of our common stock at an exercise price of $2.50, expiring in June 2007, and a warrant to purchase 1,000,000 shares at an exercise price of $4.16 per share, expiring in June 2009.

•	We have outstanding warrants to purchase a total of 25,141 shares of our common stock related to equipment financing and consulting agreements. These warrants have a weighted average price of $5.46 per share and expire between December 2003 and March 2004.

5.	Net Loss per Common Share

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. Our diluted net loss per common share is the same as our basic net loss per common share because all stock options, warrants and other potentially dilutive securities are antidilutive and therefore excluded from the calculation of diluted net loss per common share.

6.	Accrued Restructure Expenses

     During 2002, we restructured our operations to focus our resources on our cystic fibrosis, arthritis and AIDS vaccine product development programs. In connection with this restructuring, we reduced our head count and operating expenses and began to pursue options to sublease, or terminate, the lease on our facility in Bothell, Washington. We had leased the facility in 2000 to accommodate commercial-scale manufacturing of our product candidates. As part of our collaborative development agreements with Celltech and Wyeth, we had financing commitments in place to fund a substantial portion of the construction of this facility. Both of these collaborative development relationships have ended and, as a result, the funding commitments have terminated and the need for commercial-scale manufacturing has been delayed. As a result, we do not plan to complete the

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

facility expansion and we are seeking a sublease tenant for the facility or an early termination of the lease, as well as other options to further reduce our fixed operating expenses.

     During 2002, we recorded a $3.1 million restructuring accrual related to the Bothell facility lease commitment. This accrual represented the costs that we expected to continue to incur over the remaining term of the lease, and was computed as the fair value of the remaining lease rentals, reduced by estimated sublease rentals. The fair value for purposes of this accrual is discounted using a credit-adjusted risk-free interest rate of 10%.

     As of June 30, 2003, our ongoing discussions with the landlord that had commenced in late 2002 had failed to result in an early termination of the Bothell facility lease or the identification of a sublease tenant. Further, market conditions for subleasing the facility continued to be poor and we engaged a real estate broker to assist us in securing a suitable sublease tenant. As a result, during the quarter ended June 30, 2003, we deemed it appropriate to revise our estimate of the associated costs to terminate the Bothell lease. These new estimates incorporate our current assessment of the time it will take to secure a sublease tenant, the lease rates that we expect a sublease tenant may pay to us, and the brokerage costs associated with finding a suitable tenant. As a result of these new estimates, we have recorded an additional $2.9 million charge during the three months ended June 30, 2003. These costs are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations for the three months ended June 30, 2003.

     Payment of rent related to these facilities is reflected as a reduction in the amount of the accrued restructure liability. We recognize accretion expense due to the passage of time, which is reflected as a restructure charge. Additionally, because certain restructure charges are computed using estimates and assumptions, further adjustments to the accrual may be necessary as new facts and circumstances become known.

     The tables below present our total estimated restructuring charges and a reconciliation of the associated liability:

	Incurred in	Total incurred	Estimated future	Total expected to be
Restructure charges	2003	to date	charges	incurred

Employee termination benefits	$5,000	$730,000	$—	$730,000
Contract termination costs	3,143,000	4,744,000	—	4,744,000
Other associated costs	32,000	32,000	—	32,000

Total	$3,180,000	$5,506,000	$—	$5,506,000

	December 31, 2002	Incurred in		June 30, 2003
Reconciliation	liability	2003	Paid in 2003	liability

Employee termination benefits	$284,000	$5,000	$(289,000)	$—
Contract termination costs	3,140,000	3,143,000	(683,000)	5,600,000
Other associated costs	—	32,000	(32,000)	—

Total	$3,424,000	$3,180,000	$(1,004,000)	$5,600,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Item 2 of this quarterly report.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise or update any forward-looking statement to reflect circumstances or events occurring after the date of this quarterly report or to conform the statement to actual results or changes in our expectations. You should, however, review the factors, risks and other information we provide in the reports we file from time to time with the SEC.

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

     Gene therapy products involve the use of delivery vehicles, called vectors, to insert genetic material into target cells. Our proprietary vector technologies include both viral vector technologies and synthetic vector technologies. Our viral vector development activities, which use modified viruses to deliver genes into cells, focus primarily on adeno-associated virus, or AAV, a common human virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several of our potential gene therapy products. Our synthetic vectors deliver genes into cells using lipids, which are fatty, water-insoluble organic substances that can be absorbed through cell membranes. We believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genes into rapidly dividing cells, such as certain types of tumor cells. We believe that possessing capabilities in both viral and synthetic approaches provides advantages in our corporate partnering efforts and increases the probability of our potential products reaching the market.

     We have an AAV-based product candidate under development for treating cystic fibrosis that has been evaluated in a Phase II clinical trial. In June 2003, we announced the final results of this Phase II trial. The final data indicate that our cystic fibrosis product candidate met safety and tolerability targets in this repeat dosing trial. In addition, the final data from the Phase II trial indicate statistically significant improvement in lung function, decreases in levels of inflammatory cytokines and transfer of the correct genes into cells of the lung. In July 2003, we initiated a larger confirmatory Phase II clinical trial for this cystic fibrosis product candidate. This trial is being conducted in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. We also are developing an AAV-based vaccine candidate for high-risk populations to protect against the progression of HIV infection to AIDS in partnership with the International Aids Vaccine Initiative, or IAVI, a public health organization. In June 2003, we announced preclinical results that support commencement of initial clinical trials in humans of our AIDS vaccine. We expect to begin initial clinical trials of our AIDS vaccine product candidate by the end of 2003. In the first half of 2003, we announced preclinical results that support commencement of a Phase I clinical trial for our AAV-based arthritis product candidate. We expect to submit regulatory filings in the second half of 2003 to support a Phase I clinical trial of our rheumatoid arthritis product candidate.

     We also have a pipeline of product candidates focused on treating cancer and hemophilia. During 2002, we restructured our operations to concentrate resources on key product development programs and business development activities. In connection with these operational changes, we suspended further clinical development of our cancer and hemophilia programs until we can find development partners to help fund development costs or find other sources of funding for the programs. We have focused our efforts on advancing the clinical development of our product candidate to treat cystic fibrosis and on initiating clinical trials of our product development candidates to treat arthritis and AIDS.

     We believe that our successes in assembling a broad platform of proprietary intellectual property for developing and manufacturing potential products supports our potential to develop and manufacture gene therapy product candidates to treat a range of diseases. We have developed processes to manufacture our potential products, and the products of third parties, at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to clinical evaluation and commercialization. In March 2003, we entered into our first manufacturing services agreement, under which we are conducting initial feasibility studies regarding the potential manufacturing of clinical-grade biologic materials for a third-party biotechnology company.

     A wide range of diseases may potentially be treated with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases currently treated with proteins using recombinant DNA technology, monoclonal antibodies or small molecules that may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using these gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat disease in ways not currently achievable with traditional pharmaceuticals. We believe that, if successful, we can establish significant market potential for our product candidates. Because there are currently no commercially available gene therapy products, we intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease. If this is achieved, we believe that the value of our assets can be leveraged into multiple product opportunities.

     The development of pharmaceutical products involves extensive preclinical development, followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in this Section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Item 2 of this quarterly report.

Results of Operations

     Revenue

     Revenue. Revenue decreased to $2.1 million for the three months ended June 30, 2003 from $4.6 million for the same period in 2002, and decreased to $7.7 million for the six months ended June 30, 2003 from $10.0 million for the same period of 2002. The decrease in revenue for the three and six months ended June 30, 2003 reflects the completion of work activities in 2002 under our former collaborations with Wyeth, Celltech, Inc. and Emerald Gene Systems, Ltd. Revenue for the three months ended March 31, 2003, includes $3.9 related to the termination of our collaboration with Wyeth. The decrease in revenue for 2003 also reflects lower revenue earned under our AIDS collaboration with IAVI reflecting the completion of certain development activities as the program progresses toward the initiation of human clinical trials expected to begin later in 2003.

     We expect that our revenue for the remainder of 2003 will consist primarily of research and development revenue from our collaborations with Biogen and IAVI. Both of these collaborations will conclude in 2003 unless extended. If extended, we can not currently predict the nature or scope of activities under such extensions. As a result of the conclusion of our former collaborations with Celltech, Elan and Wyeth, we expect that total revenue in 2003 will be less than 2002. Our revenue for the next several years is dependent on the continuation of current collaborations and entering into new collaborations.

     Operating Expenses

     Research and Development Expenses. Research and development expense decreased to $4.3 million for the three months ended June 30, 2003 from $7.6 million for the same period of 2002, and decreased to $8.9 million for the six months ended June 30, 2003 from $15.9 million for the same period of 2002. The decreases represent the restructuring we implemented in 2002 to reduce our operating expenses. The restructuring included such measures as the suspension of our hemophilia and cancer programs and reduced investments in our technology development activities to focus our resources on advancing the clinical development of our product candidate to treat cystic fibrosis and on initiating clinical trials for our product development candidates to treat arthritis and AIDS.

     Our research and development expenses for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Clinical programs:
Cystic fibrosis	$99,000	$138,000	$218,000	$348,000
Cancer products	—	572,000	—	1,152,000
Indirect costs	190,000	752,000	320,000	1,510,000

Total clinical programs expense	289,000	1,462,000	538,000	3,010,000
Research and preclinical programs expense	4,038,000	6,172,000	8,331,000	12,921,000

Total research and development expense	$4,327,000	$7,634,000	$8,869,000	$15,931,000

     Research and development costs attributable to clinical programs include costs of salaries, benefits, clinical trial site costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. Costs attributed to research and preclinical programs largely represent our product pipeline-generating activities. Because we conduct multiple research projects and utilize resources across several programs, the majority of our research and preclinical development costs are not directly assigned to individual programs, but are instead allocated among multiple programs. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to a program do not necessarily reflect the actual costs of the program.

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

     General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for the three months ended June 30, 2003, from $2.3 million for the same period in 2002, and decreased to $2.8 million for the six months ended June 30, 2003, from $4.7 million for the same period of 2002. The decreases primarily reflect decreased administrative support for our collaborative partnerships, reduced patent costs and the implementation of measures intended to reduce overall operating expenses.

     Restructure Charges. We recorded an additional restructure charge of $2.9 million for the three months ended June 30, 2003 related to lease commitment costs associated with the closure of our facility located in Bothell, Washington. This charge represents our current estimate of the time it will take to secure a sublease tenant, the lease rates that we expect a sublease tenant may pay to us and the brokerage costs associated with establishing a lease with a sublease tenant. We recognize accretion expense due to the passage of time, which is reflected as a restructure charge.

     Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture. Our net loss in Emerald decreased to zero in 2003, compared to $833,000 for the three months ended June 30, 2002, and $1.6 million for the six months ended June 30, 2002, as the joint venture operations were completed in the third quarter of 2002.

     Amortization of Acquisition-Related Intangibles. Amortization expense decreased to zero in 2003, compared to $127,000 for the three months ended June 30, 2002, and $253,000 for the six months ended June 30, 2002. Amortization of intangibles in 2002 represented amortization of non-competition agreements acquired in connection with our acquisition of Genovo, Inc. in 2000, which were fully amortized as of September 30, 2002.

     Other Income and Expense

     Investment Income. Investment income decreased to $56,000 for the three months ended June 30, 2003, from $139,000 for the same period in 2002, and decreased to $108,000 for the six months ended June 30, 2003, from $226,000 for the same period of 2002. The decreases resulted from lower average cash balances in 2003 and a decrease in the yield of our short-term bond mutual fund.

     Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense increased to $360,000 for the three months ended June 30, 2003, from $305,000 for the same period of 2002, and increased to $722,000 for the six months ended June 30, 2003, from $572,000 for the same period in 2002. The increases are attributable to higher average principal balances outstanding during 2003.

Liquidity and Capital Resources

     Our combined cash and cash equivalents increased to $24.8 million at June 30, 2003, compared to $12.6 million at December 31, 2002. For the six months ended June 30, 2003, the principal source of cash was $16.1 million in net proceeds from the issuance of 7.8 million shares of common stock in June 2003. The principal use of cash was $3.3 million for operations.

     Our shareholders’ equity increased to $26.3 million at June 30, 2003, compared to $5.9 million at December 31, 2002. This increase represents the $16.1 million from the offering in June 2003 and a $12.0 million reclassification of the Series B preferred stock from mezzanine equity to shareholders’ equity as the result of the expiration of Elan’s right to exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald.

     We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and short-term investments, loan funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments. We believe that our cash and cash equivalents, plus $4 million in funding anticipated under our collaborations, primarily from IAVI, will be sufficient to fund our operations through at least the end of 2004. In addition, we may issue up to approximately 2.5 million shares of our common stock to Biogen under an equity purchase commitment that expires on September 15, 2003 and we are seeking an extension to our collaboration with IAVI beyond December 2003.

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

     A significant portion of our research is funded through collaborations with third parties. We have the following active strategic partnerships:

•	a collaboration with IAVI to develop an AIDS vaccine, the development period of which will conclude in December 2003;

•	a collaboration with CF Foundation to fund our current Phase II clinical trial for our product candidate for treating cystic fibrosis; and

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003.

     We expect the level of our future operating expenses to be driven by the needs of our product development programs balanced by the availability of funds through partner funded collaborations, equity offerings or other financing activities. The size and scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

     Changes in our ability to raise capital or in the level of our collaborative funding will change our business operations. For example, in 2002 we restructured our operations to reduce expenses and concentrate resources on our key product development programs: AIDS vaccine, cystic fibrosis and arthritis.

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

     We have significant lease commitments and long-term obligations which draw on our cash resources. The following are our contractual commitments associated with our debt and lease obligations:

	Payments Due through Period ended December 31:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Lease commitments	$1,470,000	$2,940,000	$2,968,000	$2,822,000	$2,822,000	$13,750,000	$26,772,000
Long-term obligations	1,119,000	809,000	10,109,000	10,065,000	—	—	22,102,000

Total	$2,589,000	$3,749,000	$13,077,000	$12,887,000	$2,822,000	$13,750,000	$48,874,000

     We are negotiating with the landlords of the Bothell, Washington and Sharon Hill, Pennsylvania facilities to terminate our leases or to sublease the facilities in an effort to reduce our fixed operating costs, to conserve our cash and to concentrate resources on our key product development programs.

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

     Substantially all of our revenue has been earned under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of June 30, 2003, we had an accumulated deficit of approximately $209 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

     In June 2003, we announced the final results of the initial Phase II clinical trial for our cystic fibrosis candidate. In July 2003, we initiated a confirmatory Phase II clinical trial for this product candidate. We expect to begin initial clinical trials of our AIDS vaccine product candidate by the end of 2003. We expect to submit regulatory filings in the second half of 2003 that support a Phase I clinical trial of our rheumatoid arthritis product candidate. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. We have preclinical development programs for treating hemophilia and cancer. In connection with the operational changes that we implemented in 2002 and the termination of our collaboration with Wyeth in February 2003, we suspended further development of our cancer and hemophilia product development programs. We will not generate any product revenue for at least several years and only then if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we will be unable to generate sufficient product revenue to maintain our business.

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

     To our knowledge, no gene therapy products have received regulatory approval for marketing from the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety and efficacy in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

     The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene and cell therapy products frequently change. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or a product candidate may generate unacceptable side effects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the corporate partner that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

If we are unable to raise additional capital when needed, we will be unable to conduct our operations and develop our potential products.

     Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

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

     As of June 30, 2003, we had approximately $24.8 million in cash and cash equivalents. In addition, we expect to receive additional collaborative funding of up to $4.0 million under our collaborations with Biogen, Inc., which ends in September 2003, and IAVI, which ends in December 2003. We believe that our cash and cash equivalents and the funding anticipated under our collaborations will be sufficient to fund our operations through at least the end of 2004. We are pursuing opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.

     Additional funding may be unavailable to us on reasonable terms, if at all.

     The funding that we expect to receive from our collaborative partners depends on continued scientific progress under the collaboration and our collaborative partners’ ability and willingness to continue or extend the collaborations. If we are unable to successfully access additional capital, we may need to scale back, delay or terminate one or more of our cystic fibrosis, arthritis or AIDS vaccine programs, curtail capital expenditures or reduce other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

If we lose our strategic partners or if our collaborative relationships are unsuccessful, we may be unable to develop our potential products.

     A significant portion of our operating expenses is funded through our collaborative agreements with third parties. We have collaborative development agreements with Biogen and IAVI under which we expect to receive approximately $4.0 million in additional funding for research activities to be conducted in 2003. This funding is to reimburse research and development expenses we incur in connection with the applicable development collaboration.

     If we were to lose the collaborative funding expected from IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. In addition, the loss of significant amounts of collaborative funding could cause the delay, reduction or termination of the related research and development programs, and a reduction in capital expenditures and other operating activities necessary to support general operations. Such a reduction could further impede our ability to develop our product candidates. IAVI has the right to terminate its collaboration or its obligation to provide research funding at any time for scientific or business reasons with 90 days’ notice. Termination of our IAVI collaboration would significantly affect our operating activities.

If our strategic partners terminate or decline to extend our collaborations, we may be unable to develop our potential products.

     Our strategic partners, along with outside scientific consultants and contractors, also perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research and development collaborations, research under sponsored research agreements and contract manufacturing services. In addition, collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations, particularly those that are leaders in the field, often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of certain of our potential products, and therefore the success of our business, depends on the performance of our strategic partners, consultants and contractors. If they do not dedicate sufficient time or technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Each of our strategic collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless we and our partners agree to extend the relationship. Any of our strategic partners may decline to extend the collaboration, or may be willing to extend the collaboration only with a significantly reduced scope, for a number of scientific or business reasons. Competition for scientific consultants and strategic partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

     A significant portion of our research is funded through collaborations with third parties. We have the following active strategic partnerships:

•	a collaboration with IAVI to develop an AIDS vaccine, the development period of which will conclude in December 2003;

•	a collaboration with CF Foundation to fund our current Phase II clinical trial for our product candidate for treating cystic fibrosis; and

•	a multiple-product collaboration with Biogen, the initial development period of which will conclude in September 2003.

     One or all of these strategic partners may choose not to continue the collaboration, or may choose to terminate the collaboration at any time. As a result, the development of the affected product candidate could be delayed or terminated.

If we do not attract and retain qualified personnel, we may be unable to develop and commercialize some of our potential products.

     Our future success depends in large part on our ability to attract and retain key technical and management personnel. All of our employees, including our executive officers, can terminate their employment with us at any time. We have programs in place designed to retain personnel, including competitive compensation packages and programs to create a positive work environment. Other companies, research and academic institutions and other organizations in our field compete intensely for employees, however, and we may be unable to retain our existing personnel or attract additional qualified employees and consultants. If we experience significant turnover or difficulty in recruiting new personnel, our research and development of product candidates could be delayed and we could experience difficulty in generating sufficient revenue to maintain our business.

If we are unable to obtain and maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

     We have entered into license agreements, both exclusive and nonexclusive, that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have licensed several issued and pending patents for the gene used in our cancer product development programs, the vector and gene delivered in our product candidate for cystic fibrosis and the processes that we use to manufacture our AAV-based product candidates. If we are unable to maintain our current licenses for third-party technology or, if necessary, obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses, such as the license for part of the process that we use to manufacture our AAV-based product candidates, typically contain provisions requiring us to meet minimum development milestones in order to maintain the license on an exclusive basis. If we do not meet these requirements, our licensor may convert the license to a nonexclusive license or terminate the license.

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

     The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of patients. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting effect. If a larger group of patients does not experience positive results, or if any favorable results do not demonstrate a lasting effect, our product candidate for cystic fibrosis, or any other potential products that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price.

Failure to recruit patients could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.

     Identifying and qualifying patients to participate in clinical trials of our potential products is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in our clinical trials, and we may experience similar delays in the future. If patients are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may be unable to adequately protect our proprietary rights domestically or overseas, which may limit our ability to successfully market any product candidates.

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

     As the biotechnology and gene therapy industries expand, the risk increases that others may claim that our processes and potential products infringe on their patents. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

     Clinical trials and the marketing of any potential products may expose us to liability claims resulting from the testing or use of our products. Gene therapy treatments are new and unproven, and potential known and unknown side effects of gene therapy may be serious and potentially life-threatening. Product liability claims may be made by clinical trial participants, consumers, healthcare providers or other sellers or users of our products. Although we currently maintain liability insurance, the costs of product liability and other claims against us may exceed our insurance coverage. In addition, we may require increased liability coverage as additional product candidates are used in clinical trials and commercialized. Liability insurance is expensive and may not continue to be available on acceptable terms. A product liability or other claim or product recall not covered by or exceeding our insurance coverage could significantly harm our financial condition. In addition, adverse publicity resulting from a product recall or a liability claim against us, one of our partners or another gene therapy company could significantly harm our reputation and make it more difficult to obtain the funding and collaborative partnerships necessary to maintain our business.

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

     Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in late 2002, two patients in a French academic clinical study being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector acquired leukemia. Patient deaths, related and unrelated to gene therapy, have occurred in other clinical trials. These adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. For example, there is concern regarding the potential safety and efficacy of gene therapy products. The public and the medical community may conclude that our technology is unsafe. Moreover, to the extent that unfavorable publicity or negative public perception arising from other biotechnology-related fields such as human cloning and stem-cell research are linked in the public mind to gene therapy, our industry will be harmed.

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

     A significant number of shares of our common stock are held by a small number of investors, including holdings by Biogen of approximately 9.6 million shares and holdings by Elan International Services, Ltd., or Elan, and its affiliates of approximately 2.5 million shares of common stock. Elan also holds convertible debt and equity securities that, if converted, would result in Elan holding approximately 8.3 million additional shares. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

     The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Recently, trading volumes of our common stock increased dramatically, resulting in a volatile market price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experience volatility in the market price of their securities. Market fluctuations in the price of our common stock could also adversely affect our collaborative opportunities and our future ability to sell equity securities at a price we deem appropriate. As a result, you could lose all or part of your investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At June 30, 2003, we held $24.8 million in cash and cash equivalents, which are primarily invested in a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at June 30, 2003, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2003.

     Notes payable. Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of June 30, 2003, about our obligations that are sensitive to changes in interest rate fluctuations (in millions):

		Expected Maturity Date

	2003	2004	2005	2006	Total

Maturities of long-term obligations:
Variable rate note	$—	$—	$—	$10.0	$10.0
Fixed rate notes	0.5	—	9.7	—	10.2
Fixed rate equipment financing	0.6	0.8	0.4	0.1	1.9

	$1.1	$0.8	$10.1	$10.1	$22.1

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held an annual meeting of our shareholders on May 8, 2003. Of the 50,566,348 shares outstanding as of the record date for the annual meeting, 47,131,775 shares, or 93.21% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

1)	At the Annual Meeting, Nelson L. Levy, H. Stewart Parker and Mark P. Richmond were each elected to serve as Class 2 members of our board of directors, each to hold office for a three-year term or until his or her successor is elected and qualified. Each of the incumbent Class 2 directors who stood for reelection was elected with the following voting results.

Nominee	Votes For	Votes Withheld

Nelson L. Levy	46,843,308	288,467
H. Stewart Parker	46,846,393	285,382
Mark P. Richmond	46,834,139	297,636

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	See the Index to Exhibits included in this quarterly report.

(b)	Reports on Form 8-K.

On April 7, 2003, we filed a current report on Form 8-K to announce the signing of a contract manufacturing agreement with GenVec, Inc.

On May 6, 2003, we filed a current report on Form 8-K to file the press release announcing our financial results for the quarterly period ended March 31, 2003.

On June 10, 2003, we filed a current report on Form 8-K to file the press releases announcing data in support of our development programs for arthritis, AIDS vaccine and cystic fibrosis at the 6th annual meeting of the American Society of Gene Therapy.

On June 13, 2003, we filed a current report on Form 8-K to announce a public offering of 7,777,778 shares of our common stock to institutional investors.

On June 18, 2003, we filed a current report on Form 8-K to announce completion of a public offering of 7,777,778 shares of our common stock to institutional investors.

On June 23, 2003, we filed a current report on Form 8-K to file the opinion of Orrick, Herrington & Sutcliffe LLP, relating to the validity of the common stock offer in connection with our offering of 7,777,778 shares of our common stock to institutional investors which was completed on June 17, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: July 31, 2003	By:	/s/ H. STEWART PARKER

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2003	By:	/s/ TODD E. SIMPSON

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note

3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.4)	(F)

10.1	Study Funding Agreement, dated April 22, 2003 between Targeted Genetics and Cystic Fibrosis Therapeutics, Inc. (Exhibit 10.2)	(G)

10.2	Fifth Amendment to Lease Agreement, dated June 20, 2003 between Ironwood Apartments, Inc. and Targeted Genetics. (Exhibit 10.02)	(H)

10.3	Amendment to Funding Agreement, dated July 14, 2003 between Biogen and Targeted Genetics. (Exhibit 10.03)	(H)

10.4	Amendment No. 2 to Exclusive Sublicense Agreement, dated May 29, 2003, between Alkermes, Inc. and Targeted Genetics. * (Exhibit 10.01)	(H)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form 8-A (No. 0-23930) filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 8-K (No. 0-23930) for the quarter ended March 31, 2003.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on July 22, 2003.