Form 10-Q
period 2003-09-30
TARGETED GENETICS CORP /WA/
filed 2003-10-31
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number No. 0-23930

TARGETED GENETICS CORPORATION

(Exact name of Registrant as specified in its charter)

Washington (State of Incorporation)	91-1549568 (IRS Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	66,200,630

(Class)	(Outstanding at October 26, 2003)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2003

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,118,000	$12,606,000
Accounts receivable	25,000	1,170,000
Prepaid expenses and other	448,000	452,000

Total current assets	26,591,000	14,228,000
Property and equipment, net	3,583,000	5,520,000
Goodwill, net	31,649,000	31,649,000
Other assets	1,190,000	1,316,000

Total assets	$63,013,000	$52,713,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,301,000	$2,012,000
Accrued employee expenses	524,000	729,000
Accrued restructure expenses	1,949,000	1,202,000
Deferred revenue	2,365,000	6,041,000
Current portion of long-term obligations and short-term debt	1,332,000	1,298,000

Total current liabilities	7,471,000	11,282,000
Accrued restructure expenses and deferred rent	3,685,000	2,276,000
Long-term obligations	11,339,000	20,494,000
Commitments
Minority interest in preferred stock of subsidiary	750,000	750,000
Series B convertible exchangeable preferred stock	—	12,015,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B convertible preferred stock, 12,015 shares designated, issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 66,177,094 shares issued and outstanding at September 30, 2003 and 50,566,348 shares issued and outstanding at December 31, 2002	662,000	506,000
Additional paid-in capital	249,380,000	207,139,000
Accumulated deficit	(210,274,000)	(201,749,000)

Total shareholders’ equity	39,768,000	5,896,000

Total liabilities and shareholders’ equity	$63,013,000	$52,713,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Collaborative agreements	$5,002,000	$4,465,000	$12,694,000	$12,814,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	—	357,000	—	1,971,000

Total revenue	5,002,000	4,822,000	12,694,000	14,785,000

Operating expenses:
Research and development	3,947,000	6,824,000	12,816,000	22,755,000
General and administrative	1,133,000	1,651,000	3,907,000	6,316,000
Restructure charges	374,000	431,000	3,554,000	431,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	315,000	—	1,926,000
Amortization of acquisition-related intangibles	—	112,000	—	365,000

Total operating expenses	5,454,000	9,333,000	20,277,000	31,793,000

Loss from operations	(452,000)	(4,511,000)	(7,583,000)	(17,008,000)
Investment income	38,000	101,000	146,000	327,000
Interest expense	(366,000)	(424,000)	(1,088,000)	(996,000)

Net loss	$(780,000)	$(4,834,000)	$(8,525,000)	$(17,677,000)

Net loss per common share (basic and diluted)	$(0.01)	$(0.11)	$(0.16)	$(0.40)

Shares used in computation of basic and diluted net loss per common share	61,270,000	44,489,000	54,549,000	44,263,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(8,525,000)	$(17,677,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,091,000	2,434,000
Non-cash interest expense	749,000	481,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	1,926,000
Amortization of purchased intangibles	—	365,000
Changes in assets and liabilities:
Decrease in accounts receivable and other current assets	1,149,000	944,000
Decrease in other non-current assets	126,000	112,000
Decrease in current liabilities	(616,000)	(965,000)
Increase in accrued restructure expenses and deferred rent	2,156,000	151,000
Decrease in deferred revenue	(3,676,000)	(2,672,000)
Decrease in accounts receivable from unconsolidated, majority-owned research and development joint venture	—	281,000

Net cash used in operating activities	(6,546,000)	(14,620,000)

Investing activities:
Purchases of property and equipment	(149,000)	(533,000)
Investment in unconsolidated, majority-owned research and development joint venture	—	(2,353,000)

Net cash used in investing activities	(149,000)	(2,886,000)

Financing activities:
Net proceeds from issuance of common stock	21,009,000	4,036,000
Proceeds from leasehold improvements and equipment financing arrangements	159,000	591,000
Payments under leasehold improvements and equipment financing arrangements	(961,000)	(988,000)
Loan proceeds from collaborative partners	—	5,950,000

Net cash provided by financing activities	20,207,000	9,589,000

Net increase (decrease) in cash and cash equivalents	13,512,000	(7,917,000)
Cash and cash equivalents, beginning of period	12,606,000	25,186,000

Cash and cash equivalents, end of period	$26,118,000	$17,269,000

Supplemental information:
Common stock issued to Elan for debt conversion	$9,373,000	$—
Cash paid for interest	409,000	221,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

          The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics, our wholly-owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation (inactive), and our majority-owned subsidiary, CellExSys, Inc. The condensed consolidated financial statements do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our unconsolidated, majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we do not have operating control of Emerald. The operations of Emerald terminated during 2002. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior year results to the current year presentation.

          Our results of operations for the three and nine months ended September 30, 2003, include certain non-recurring material transactions. During the three months ended September 30, 2003, we recognized $3.4 million in revenue in connection with the conclusion of our collaboration with Biogen, Inc., or Biogen. This amount related to the recognition of previously deferred payments received from Biogen under the collaboration. During the three months ended March 31, 2003, we recognized $3.9 million in revenue in connection with the termination of our development collaboration with Wyeth Pharmaceuticals, or Wyeth. Also, during the three months ended June 30, 2003, we recorded a $2.9 million restructure charge, which represented our revised estimate of the ongoing lease commitment and associated costs of our Bothell, Washington facility lease. Because of these and other factors, we believe that the results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year

          The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

2. Long-Term Obligations

          Long-term obligations consisted of the following:

	September 30,	December 31,
	2003	2002

Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Equipment financing obligations	1,712,000	2,383,000
Other long-term obligations	959,000	760,000
Convertible loans payable to Elan	—	7,950,000
Accrued interest payable to Elan	—	699,000

	12,671,000	21,792,000
Less current portion	(1,332,000)	(1,298,000)

	$11,339,000	$20,494,000

          Future aggregate principal payments related to long-term obligations are $661,000 for the remainder of 2003, $841,000 in 2004, $1,043,000 in 2005, $10,115,000 in 2006 and $11,000 in 2007.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

          In September 2003, we converted $9,373,000 in outstanding loans and interest payable to Elan into 5,203,244 shares of restricted and unregistered Targeted Genetics common stock. The conversion consisted of $1,887,000 in debt, borrowed at various dates, into 1,625,366 shares of common stock at conversion prices determined at the time of borrowing, and $7,486,000 in debt that was converted into 3,577,878 shares of common stock at a price of $2.09 per share, the 60-day trading average preceding the conversion date. As conversion of this debt was completed under the original terms of our convertible promissory note with Elan, there was no impact on results of operations. The promissory note and interest payable to Elan had a scheduled maturity in July 2005. As a result of this conversion, Elan currently holds a total of approximately 7.7 million shares of Targeted Genetics common stock, representing 11.7 percent of Targeted Genetics’ issued and outstanding common stock. Elan also holds 12,015 shares of Targeted Genetics’ Series B convertible preferred stock that is currently convertible into approximately 4.8 million shares of our common stock.

          Generally, Targeted Genetics must provide consent to Elan in order for Elan to assign or transfer shares of our common or preferred stock that it holds. If at any time Elan’s ownership exceeds 10 percent of Targeted Genetics’ common stock, Elan has the right to nominate one director, who must be acceptable to Targeted Genetics, for election to Targeted Genetics’ board of directors.

3. Shareholders’ Equity

          The following table presents our equity transactions for the nine months ended September 30, 2003:

	Preferred Stock
			Common	Shareholders’
	Shares	Amount	Stock	Equity

Balance at December 31, 2002	12,015	$12,015,000	50,566,348	$5,896,000
Net loss – nine months ended September 30, 2003	—	—	—	(8,525,000)
Reclassification of preferred stock – April 2003	—	(12,015,000)	—	12,015,000
Public offering – June 2003	—	—	7,777,778	16,115,000
Biogen equity purchase – August 2003	—	—	2,515,843	4,793,000
Elan debt conversion – September 2003	—	—	5,203,244	9,373,000
Exercise of stock options	—	—	113,881	101,000

Balance at September 30, 2003	12,015	$—	66,177,094	$39,768,000

     Issuance of Common Stock to Biogen

          In August 2003, we issued 2,515,843 shares of our common stock to Biogen at a price of approximately $1.91 per share and received proceeds of approximately $4.8 million to fund our ongoing research and development activities and general corporate purposes. The issuance of these shares was completed under an equity purchase commitment that was a component of a research and development collaboration that we had with Biogen. Both the equity purchase commitment and the collaboration with Biogen expired in September 2003. Biogen currently holds approximately 12.1 million shares, or 18.3 percent, of our common stock outstanding at September 30, 2003.

     Series B Convertible Preferred Stock

          In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock is convertible at Elan’s option into shares of our common stock, at a conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the preferred stock until July 2005. Dividends are not paid in cash, but rather result in an increase in the number of shares of common stock to be issued upon conversion. The Series B preferred stock and accrued dividends were convertible into 4,765,000 shares of our common stock at September 30, 2003, and unless converted earlier, will become convertible into approximately 5.5 million shares of our common stock in July 2005 when the accrual of dividends ends.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Compensation

          Consistent with the practice of many other companies, and as permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants, and we apply the disclosure-only provisions to account for our stock option plans. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options granted to consultants are recorded as an expense over their vesting term based on their fair value, which is determined using the Black-Scholes method.

          If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(780,000)	$(4,834,000)	$(8,525,000)	$(17,677,000)
Stock-based compensation based on fair value method allowed under SFAS 123	(380,000)	(520,000)	(365,000)	(2,578,000)

Pro forma	$(1,160,000)	$(5,354,000)	$(8,890,000)	$(20,255,000)

Basic net loss per share:
As reported	$(0.01)	$(0.11)	$(0.16)	$(0.40)
Pro forma	(0.02)	(0.12)	(0.16)	(0.46)

4. Accrued Restructure Expenses

          During 2002, we restructured our operations to focus our resources on our cystic fibrosis, arthritis and AIDS vaccine product development programs. In connection with this restructuring, we reduced our head count and operating expenses and began to pursue options to sublease, or terminate, the lease on our facility in Bothell, Washington. We leased the facility in 2000 to accommodate construction of commercial-scale manufacturing for our cystic fibrosis and hemophilia product candidates. As part of our collaborative development agreements with Celltech Pharmaceuticals Inc., or Celltech, and Wyeth, we had financing commitments in place to fund a substantial portion of the construction of this facility. Both of these collaborative development relationships ended and, as a result, the funding commitments terminated and the need for commercial-scale manufacturing was delayed. Currently, we do not plan to complete construction of the commercial-scale manufacturing facility and we are seeking to sublease it or terminate the lease.

          During 2002, we recorded a $3.1 million restructuring accrual related to the Bothell facility lease commitment. This accrual represented the costs that we expected to continue to incur over the remaining term of the lease, and was computed as the fair value of the remaining lease rentals, reduced by estimated sublease rentals. The fair value of the remaining lease rentals for purposes of this accrual is discounted using a credit-adjusted risk-free interest rate of 10%.

          As of June 30, 2003, our ongoing discussions with the landlord and potential sublease tenants had not resulted in an early termination of the Bothell and Sharon Hill facility leases or the identification of sublease tenants. Market conditions for subleasing the facilities continued to be poor and we engaged a real estate broker to assist us in securing a suitable sublease tenant. As a result, during the quarter ended June 30, 2003, we determined that it was appropriate to revise our estimate of the costs to terminate the Bothell and Sharon Hill leases to include the additional time that we believed it would take to secure suitable lease tenants and the related brokerage commissions. As a result, we recorded an additional $2.9 million charge during the quarter ended June 30, 2003. During the quarter ended September 30, 2003, we recorded an additional $374,000 charge to reflect additional time that we believe it will take us to secure sublease tenants on these facilities. These costs are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations for the periods ended September 30, 2003.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

          We record payments of rent related to these facilities as a reduction in the amount of the accrued restructure liability. We recognize accretion expense due to the passage of time, which is also reflected as a restructure charge. Because we compute restructure charges using estimates and assumptions, further adjustments to the accrual may be necessary as we become aware of new facts and circumstances.

          The tables below present our total estimated restructuring charges and a reconciliation of the related liability:

	Incurred in	Total incurred	Estimated future	Total expected to be
Restructure charges	2003	to date	charges	incurred

Employee termination benefits	$5,000	$730,000	$—	$730,000
Contract termination costs	3,517,000	5,119,000	—	5,119,000
Other associated costs	32,000	32,000	—	32,000

Total	$3,554,000	$5,881,000	$—	$5,881,000

	December 31, 2002	Incurred in		September 30,
Reconciliation	liability	2003	Paid in 2003	2003 liability

Employee termination benefits	$284,000	$5,000	$(289,000)	$—
Contract termination costs	3,140,000	3,517,000	(1,053,000)	5,604,000
Other associated costs	—	32,000	(32,000)	—

Total	$3,424,000	$3,554,000	$(1,374,000)	$5,604,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Item 2 of this quarterly report.

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

          Gene therapy products involve the use of delivery vehicles, called vectors, to insert genetic material into target cells. Our proprietary vector technologies include both viral and synthetic vectors. Our viral vector development activities, which use modified viruses to deliver genes into cells, focus primarily on adeno-associated virus, or AAV, a common human virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several of our potential gene therapy products. Our synthetic vectors deliver genes into cells using lipids, which are fatty, water-insoluble organic substances that can be absorbed through cell membranes. We believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genes into rapidly dividing cells, such as certain types of tumor cells. We believe that possessing capabilities in both viral and synthetic approaches provides advantages in our corporate partnering efforts and increases the probability of our potential products reaching the market.

          We have an AAV-based product candidate under development for treating cystic fibrosis that has been evaluated in a Phase II clinical trial. In June 2003, we announced the final results of this Phase II trial. The final data from this repeat dosing trial indicate that our cystic fibrosis product candidate met safety and tolerability targets. In addition, final data from the Phase II trial indicate statistically significant improvement in lung function, decreases in levels of inflammatory cytokines and transfer of the gene targeted for delivery into cells of the lung. In July 2003, we initiated a larger confirmatory Phase II clinical trial for this cystic fibrosis product candidate. We designed this trial to enroll up to 100 patients and are conducted it in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. We also are developing an AAV-based vaccine candidate for high-risk populations to protect against the progression of HIV infection to AIDS in partnership with the International AIDS Vaccine Initiative, or IAVI, a public health organization. In June 2003, we announced preclinical results that support commencement of initial clinical trials in humans of our AIDS vaccine and our rheumatoid arthritis product candidate. We have filed regulatory submissions to initiate a Phase I trial for our AIDS vaccine in specific European countries. We expect this clinical trial to begin by the end of 2003 pending receipt of the necessary regulatory approvals. We also plan to conduct a rheumatoid arthritis trial in the US and Canada and to initiate this trial by the first quarter of 2004.

          We also have a pipeline of product candidates focused on treating cancer and hemophilia. During 2002, we restructured our operations to concentrate resources on key product development programs and business development activities. In connection with these operational changes, we suspended further clinical development of our cancer and hemophilia programs until we can find development partners to help fund development costs or find other sources of funding for the programs. We have focused our efforts on advancing the clinical development of our product candidate to treat cystic fibrosis and on initiating clinical trials of our product development candidates for arthritis and AIDS.

          We believe that our successes in assembling a broad platform of proprietary intellectual property for developing and manufacturing potential products supports our potential to develop and manufacture gene therapy product candidates to treat a range of diseases. We have developed processes to manufacture our potential products, and the products of third parties, at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to clinical evaluation and commercialization. In March 2003, we entered into a manufacturing services agreement with GenVec Inc., or GenVec, to conduct initial feasibility studies to evaluate our ability to manufacture GenVec’s cancer product candidate, TNFeradeTM. In October 2003, we successfully completed the feasibility study and began clinical-scale manufacturing of TNFeradeTM.

          A wide range of diseases may potentially be treated with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases currently treated using recombinant DNA proteins and monoclonal antibodies or small molecules that may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using these gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat disease in ways not currently achievable with biologic and pharmaceutical drugs. We believe that, if successful, we can establish significant market potential for our product candidates. We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.

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

Results of Operations

     Revenue

          Revenue. Revenue increased to $5.0 million for the three months ended September 30, 2003 from $4.8 million for the same period in 2002. Revenue in 2003 consists primarily of revenue earned under our AIDS vaccine collaboration with IAVI and the recognition of $3.4 million of previously deferred payments received from Biogen, Inc., or Biogen, under our research collaboration that concluded in September 2003. Revenue decreased to $12.7 million for the nine months ended September 30, 2003 from $14.8 million for the same period of 2002. This decrease reflects the completion of work activities in 2002 under our former collaborations with Wyeth Pharmaceuticals, or Wyeth, Celltech Pharmaceuticals Inc., or Celltech, and Emerald Gene Systems Ltd., or Emerald, offset by higher revenue under our collaboration with Biogen. Revenue for the nine months ended September 30, 2003, includes $3.9 million of revenue in the first three months of 2003 related to the termination of our collaboration with Wyeth. The decrease in revenue for the nine months ended September 30, 2003 also reflects lower revenue earned under our AIDS vaccine collaboration with IAVI reflecting the completion of certain development activities as the program progresses toward the initiation of human clinical trials expected to begin by the end of 2003.

          We expect that our revenue for the remainder of 2003 will consist of research and development revenue from our collaboration with IAVI and revenue from our contract manufacturing agreement with GenVec. We are in the process of negotiating an extension to our AIDS vaccine collaboration with IAVI, which is scheduled to conclude in December 2003. We cannot predict the nature or scope of activities under any extension. As a result of the conclusion of our former collaborations with Biogen, Celltech, Elan International Services Ltd., or Elan, and Wyeth, we expect that total revenue in 2003 will be less than 2002. Our revenue for the next several years will be dependent on the continuation of the current collaboration with IAVI and whether we enter into any new collaborations.

     Operating Expenses

          Research and Development Expenses. Research and development expense decreased to $3.9 million for the three months ended September 30, 2003 from $6.8 million for the same period of 2002, and decreased to $12.8 million for the nine months ended September 30, 2003 from $22.8 million for the same period of 2002. The decreases represent the planned reductions in expenses that we implemented in 2002 and early 2003. These reductions included suspension of our hemophilia and cancer programs and reduced investments in our technology development activities.

          Our research and development expenses for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Clinical programs:
Cystic fibrosis	$178,000	$466,000	$396,000	$814,000
Cancer products	7,000	567,000	7,000	1,719,000
Indirect costs	263,000	900,000	583,000	2,410,000

Total clinical programs expense	448,000	1,933,000	986,000	4,943,000
Research and preclinical programs expense	3,499,000	4,891,000	11,830,000	17,812,000

Total research and development expense	$3,947,000	$6,824,000	$12,816,000	$22,755,000

          Research and development costs attributable to clinical programs include costs of salaries, benefits, clinical trial sites, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. Costs attributed to research and preclinical programs largely represent our product pipeline-generating activities. Because we conduct multiple research projects and utilize resources across several programs, the majority of our research and preclinical development costs are not directly assigned to individual programs, but are instead allocated among multiple programs. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to a program do not necessarily reflect the actual costs of the program.

          The size and scope of our research programs depend on the availability of resources, such as funding provided by our partners under our collaborative agreements. We expect our 2003 research and development costs to be lower than in 2002 as a result of cost reduction measures implemented in 2002 and early 2003.

          General and Administrative Expenses. General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2003, from $1.7 million for the same period in 2002, and decreased to $3.9 million for the nine months ended September 30, 2003, from $6.3 million for the same period of 2002. These decreases primarily reflect lower administrative support for our collaborative partnerships, reduced patent costs due to the consolidation of our patent portfolio and the implementation of cost reduction measures in late 2002 and early 2003.

          Restructure Charges. Restructure charges were $374,000 for the three months ended September 30, 2003 and $3.6 million for the nine months ended September 30, 2003, compared to $431,000 for the three and nine months ended September 30, 2002. The charge for the three months ended September 30, 2003, reflects the additional time we believe it will take to secure sublease tenants for our Sharon Hill, Pennsylvania and Bothell, Washington facilities. The charge for the nine months ended September 30, 2003 also includes additional charges of $3.2 million recorded during the quarter ended June 30, 2003, to reflect estimates of the time it will take to secure sublease tenants, the lease rates that we expect sublease tenants may pay to us and the brokerage costs associated with establishing the leases. In addition to accrued charges for the present value of future lease costs, reduced by estimated sublease payments, we also recognize additional restructure charges to reflect the difference between the discounted amounts accrued and the actual payments.

          Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture. Our net loss in Emerald decreased to zero in 2003, compared to $315,000 for the three months ended September 30, 2002, and $1.9 million for the nine months ended September 30, 2002, as the joint venture operations were completed in the third quarter of 2002.

          Amortization of Acquisition-Related Intangibles. Amortization expense decreased to zero in 2003, compared to $112,000 for the three months ended September 30, 2002, and $365,000 for the nine months ended September 30, 2002. Amortization of intangibles in 2002 represented amortization of non-competition agreements acquired in connection with our acquisition of Genovo, Inc. in 2000, which were fully amortized as of September 30, 2002.

     Other Income and Expense

          Investment Income. Investment income decreased to $38,000 for the three months ended September 30, 2003, from $101,000 for the same period in 2002, and decreased to $146,000 for the nine months ended September 30, 2003, from $327,000 for the same period of 2002. The decreases resulted from lower investment returns and a lower yield from our short-term bond mutual fund.

          Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $366,000 for the three months ended September 30, 2003, from $424,000 for the same period of 2002. This decrease reflects lower average principal balance as the result of a September 2003 conversion of approximately $9.4 million of debt owed to Elan into shares of our common stock. Interest expense increased to $1.1 million for the nine months ended September 30, 2003, from $1.0 million for the same period in 2002. This increase is attributable to higher average principal balances outstanding during 2003 until we converted the Elan debt.

     Liquidity and Capital Resources

               Our combined cash and cash equivalents increased to $26.1 million at September 30, 2003, compared to $12.6 million at December 31, 2002. For the nine months ended September 30, 2003, the principal sources of cash were $21.0 million in net proceeds from the issuance of shares of our common stock in June and August 2003. The principal use of cash was $6.5 million for operations.

          Our shareholders’ equity increased to $39.8 million at September 30, 2003, compared to $5.9 million at December 31, 2002. This increase includes $21.0 million from sale of common stock, $9.4 million from the conversion of debt payable to Elan into 5,203,244 shares of our common stock and the reclassification of $12.0 million of Series B convertible preferred stock from mezzanine equity to shareholders’ equity. This reclassification was the result of the expiration of Elan’s right to exchange the Series B preferred stock for all shares of preferred stock that we hold in Emerald.

          We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and short-term investments, loan funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments. We believe that our cash and cash equivalents will be sufficient to fund our current operating plan, including initiating clinical trials for our AIDS vaccine and rheumatoid arthritis product candidates and continuing our cystic fibrosis clinical trial, through at least the end of 2004.

          Our cystic fibrosis product candidate is in clinical development and our AIDS vaccine and arthritis product candidates are in preclinical development. We expect to continue incurring significant expense in advancing these product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.

          A significant portion of our research is funded through collaborations with third parties. In August 2000, we entered into a three-year research collaboration with Biogen that concluded in September 2003. We have a partnership with IAVI and Children’s Research Institute to develop an AIDS vaccine, the development period of which will conclude in December 2003, unless extended, which we are in the process of negotiating. We also have a collaboration with the CF Foundation related to our current confirmatory Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation is providing funding to the sites conducting this study to cover their direct costs of the trial.

          We expect the level of our future operating expenses to be driven by the needs of our product development programs balanced by the availability of funds through partner funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

          Changes in our ability to raise capital or in the level of our collaborative funding will change our business operations. For example, in 2002 our collaborations with Celltech, Elan and Genzyme Corporation ended, and in 2003 our collaborations with Biogen and Wyeth ended. As a result, we currently do not spend resources on programs previously supported by those former collaborations.

          IAVI may elect not to extend our collaboration, and has the right to terminate our collaboration and its obligation to provide research funding at any time for any reason with 90 days notice. If we were to lose the collaborative funding expected from IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the collaboration, we may be unable to continue our research and development program for that product candidate. The CF Foundation has the right to terminate our funding agreement at any time for any reason. If we were to lose the funding for our confirmatory Phase II clinical trial from the CF foundation and were unable to obtain alternative sources of funding to continue the trial, we may be unable to complete it.

          We have significant lease commitments and long-term obligations which draw on our cash resources. The following are our contractual commitments associated with our debt and lease obligations:

	Payments Due through Period ended December 31:

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total

Long-Term Debt Obligations	$300,000	$—	$582,000	$10,000,000	$—	$—	$10,882,000
Capital Lease Obligations	284,000	841,000	461,000	115,000	11,000	—	1,712,000
Operating Lease Obligations	735,000	2,940,000	2,968,000	2,822,000	2,822,000	13,750,000	26,037,000
Long-term obligations	77,000	—	—	—	—	—	77,000

Total	$1,396,000	$3,781,000	$4,011,000	$12,937,000	$2,833,000	$13,750,000	$38,708,000

          We are seeking sublease tenants for our facilities in Bothell, Washington and Sharon Hill, Pennsylvania in an effort to reduce our fixed operating costs, to conserve our cash and to concentrate resources on our key product development programs.

          We are seeking partners for our hemophilia and cancer programs and are pursuing other opportunities to obtain additional capital to fund our operations. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations or other strategic transactions;

•	selling or licensing our technology or product candidates;

•	issuing equity; or

•	issuing debt.

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

          Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of September 30, 2003, we had an accumulated deficit of approximately $210 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

          In June 2003, we announced the final results of the initial Phase II clinical trial for our cystic fibrosis candidate. In July 2003, we initiated a confirmatory Phase II clinical trial for this product candidate. We have filed regulatory submissions to initiate a Phase I trial for our AIDS vaccine in specific European countries. We expect this clinical trial to begin by the end of 2003 pending receipt of the necessary regulatory approvals. We also plan to conduct a rheumatoid arthritis trial in the US and Canada and to initiate this Phase I clinical trial by the first quarter of 2004. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. We have preclinical development programs for treating hemophilia and cancer. In connection with the operational changes that we implemented in 2002 and the termination of our collaboration with Wyeth in February 2003, we suspended further development of our cancer and hemophilia product development programs. We will not generate any product revenue for at least several years and only then if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we will be unable to generate sufficient product revenue to maintain our business.

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

          To our knowledge, no gene therapy products have received regulatory approval for marketing from the U.S. Food and Drug Administration, or FDA, or similar regulatory agencies in other countries. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety and efficacy in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

          The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene and cell therapy products have changed frequently and may change in the future. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or a product candidate may generate unacceptable side effects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the corporate partner that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

          As of September 30, 2003, we had approximately $26.1 million in cash and cash equivalents. We believe that our cash and cash equivalents will be sufficient to fund our operations through at least the end of 2004. We are pursuing opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity; or

•	issuing debt.

          Additional funding may be unavailable to us on reasonable terms, if at all.

          The funding that we expect to receive from IAVI depends on continued scientific progress under the collaboration and IAVI’s ability and willingness to continue or extend the collaboration. If we are unable to successfully access additional capital, we may need to scale back, delay or terminate one or more of our key development programs, curtail capital expenditures or reduce other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

If we lose either IAVI or the CF Foundation as partners or if our collaborative relationships are unsuccessful, we may be unable to develop our potential products.

          A significant portion of our operating and clinical trial expenses are funded through our collaborative agreements with IAVI and the CF Foundation. We have a collaborative development agreement with IAVI, which expires in December 2003 unless extended, that provides us with funding to reimburse research and development expenses we incur in connection with the collaboration. We also have a collaboration with the CF Foundation related to our current confirmatory Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation provides funding to the sites conducting this study to cover their direct costs of the trial.

          If we were to lose the collaborative funding relationship with IAVI or the CF Foundation and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the IAVI collaboration or the cystic fibrosis product candidate, whose clinical trial is funded under the agreement with the CF Foundation, we may be unable to continue our research and development or clinical program for those product candidates. In addition, the loss of significant amounts of collaborative or clinical trial funding could cause the delay, reduction or termination of the related research and development programs, and a reduction in capital expenditures and other operating activities necessary to support general operations. Such a reduction could further impede our ability to develop our product candidates. IAVI has the right to terminate its collaboration or its obligation to provide research funding at any time for any reason with 90 days’ notice. The CF Foundation has the right to terminate our funding agreement at any time for any reason. Termination of our IAVI collaboration would significantly affect our operating activities and termination of our CF Foundation collaboration would significantly affect the development of our cystic fibrosis product candidate.

If our partners or scientific consultants terminate, reduce or delay our relationships with them, we may be unable to develop our potential products.

          Our partners, provide funding, manage regulatory filings, aid and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, support in the processing of the regulatory filings our product candidates and funding of clinical trials. Our outside scientific consultants and contractors perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research collaborations, research under sponsored research agreements and contract manufacturing services. Collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations, often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of certain of our potential products, and therefore the success of our business, depends on the performance of our partners, consultants and contractors. If they do not dedicate sufficient time, regulatory or other technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Each of our collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless we and our partners agree to extend the relationship. Any of our partners may decline to extend the collaboration, or may be willing to extend the collaboration only with a significantly reduced scope, for a number of scientific or business reasons. Competition for scientific consultants and partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

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

          We have entered into license agreements, both exclusive and nonexclusive, that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have licensed several issued and pending patents for the vector and gene delivered in our product candidate for cystic fibrosis and the processes that we use to manufacture our AAV-based product candidates. If we are unable to maintain our current licenses for third-party technology or, if necessary, obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses typically contain provisions that require us to meet minimum development milestones in order to maintain the license on an exclusive basis for some or all fields of the license. We also have license agreements for some of our technologies, which may require us to sublicense certain of our rights. If we do not meet these requirements, our licensor may convert all or a portion of the license to a nonexclusive license or, in some cases, terminate the license.

          In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative relationships;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

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

          The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of patients. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting effect. If a larger group of patients does not experience positive results, or if any favorable results do not demonstrate a beneficial effect, our product candidate for cystic fibrosis, or any other potential products that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price.

Failure to recruit patients could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.

          Identifying and qualifying patients to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If patients are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

          While we believe that we have developed AAV manufacturing processes that can enable large scale manufacturing, we currently do not have the physical capacity to manufacture large-scale quantities of our potential products. This could limit our ability to conduct large clinical trials of a product candidate and to commercially launch a successful product candidate. In order to manufacture product at such scale, we will need to expand or improve our current facilities and staff or supplement them through the use of contract providers. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to manufacture our potential products in quantities sufficient to sustain our business. Moreover, we are unlikely to become profitable if we, or our contract providers, are unable to manufacture our potential products in a cost-effective manner.

          In addition, we have no experience in sales, marketing and distribution. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. We intend to enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing and distribution agreements on favorable terms, if at all. If our current or future collaborative partners do not commit sufficient resources to timely marketing and distributing our future products, if any, and we are unable to develop the necessary marketing and distribution capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business.

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

          Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in late 2002, two patients in a French academic clinical study being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector developed leukemia. Patient deaths, related and unrelated to gene therapy, have occurred in other clinical trials. These adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. For example, there is concern regarding the potential safety and efficacy of gene therapy products. The public and the medical community may conclude that our technology is unsafe.

          Future adverse events in gene therapy or the biotechnology industry could also result in greater governmental regulation, unfavorable public perception, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

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

          Sales of medical products and treatments depends substantially, both domestically and abroad, on the availability of reimbursement to the consumer from third-party payors. Our potential products may not be considered cost-effective by third-party payors, who may not provide coverage at the price set for our products, if at all. If purchasers or users of our products are unable to obtain adequate reimbursement, they may forego or reduce their use of our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

          A significant number of shares of our common stock are held by a small number of investors, including holdings by Biogen of approximately 12.1 million shares, or 18.3 percent of our current common shares outstanding, and holdings by Elan and its affiliates of approximately 7.7 million shares, or 11.7 percent of our current common shares outstanding. Elan also holds convertible preferred stock that, if converted, would result in Elan obtaining approximately 4.8 million additional shares. At any time that Elan’s ownership exceeds 10 percent of our common stock, it has the right to nominate one director, acceptable to Targeted Genetics, for election to Targeted Genetics’ board of directors. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

          To meet all or a portion of our long-term funding requirements, we may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of equity securities will dilute the ownership of our existing shareholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Short-term investments. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At September 30, 2003, we held $26.1 million in cash and cash equivalents, which are primarily invested in a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at September 30, 2003, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2003.

          Notes payable. Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of September 30, 2003, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date

	2003	2004	2005	2006	2007	Total

Maturities of long-term obligations:
Variable rate note	$—	$—	$—	$10,000,000	$—	$10,000,000
Fixed rate notes	377,000	—	582,000	—	—	959,000
Fixed rate equipment financing	284,000	841,000	461,000	115,000	11,000	1,712,000

Total	$661,000	$841,000	$1,043,000	$10,115,000	$11,000	$12,671,000

Item 4. Controls and Procedures

          Evaluation of disclosure controls and procedures. H. Stewart Parker, our Chief Executive Officer, and Todd E. Simpson, our Chief Financial Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to filing this report. Based on their evaluation, Ms. Parker and Mr. Simpson have concluded that our disclosure controls and procedures are effective in design and operation to allow us to properly record, process, summarize and report financial data in periodic reports we submit to the SEC.

          Changes in internal controls. There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Ms. Parker’s and Mr. Simpson’s evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

          On August 15, 2003, we sold 2,515,843 shares of our common stock at a purchase price of $1.91 per share to Biogen, Inc., pursuant to our exercise of our option to sell, at our discretion, up to $10 million dollars of our common stock to Biogen under an equity purchase commitment. The proceeds to us resulting from this sale totaled approximately $4.8 million. This transaction was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act, on the basis that the transaction did not involve a public offering and each purchaser was an accredited investor.

          On September 2, 2003, we issued 5,203,244 shares of our common stock to Elan International Services, Ltd upon the conversion of $9,373,000 in outstanding loans and interest payable to Elan, pursuant to the terms of the Convertible Promissory Note issued by us to Elan, dated July 21, 1999. We did not receive any additional consideration in connection with this conversion of debt to equity. This transaction was exempt from registration under Section 3(9) of the Securities Act on the basis that the common stock issued to Elan was exchanged in the conversion for outstanding debt securities of Targeted Genetics and that no other remuneration was paid or given directly or indirectly for soliciting this conversion.

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

          (b)     Reports on Form 8-K.

On July 17, 2003, we filed a Current Report on Form 8-K to furnish the press release that announced our initiation of a Phase IIb clinical trial of tgAAVCF, our product candidate for patients with cystic fibrosis.

On July 22, 2003, we filed a Current Report on Form 8-K to announce the signing of three agreements: (1) Amendment No. 2 to Exclusive Sublicense Agreement with Alkermes, Inc.; (2) Fifth Amendment to Lease Agreement with Ironwood Apartments, Inc.; and (3) Amendment to the Funding Agreement with Biogen, Inc.

On July 31, 2003, we filed a Current Report on Form 8-K to file the press release announcing our financial results for the quarterly period ended June 30, 2003.

On August 18, 2003, we filed a Current Report on Form 8-K to furnish the press release announcing our exercise of a portion of a put option with Biogen, Inc. in the amount of approximately $4.8 million by selling Biogen 2,515,843 shares of our common stock.

On August 21, 2003, we filed a Current Report on Form 8-K to furnish the press release announcing the effectiveness of our Registration Statement on Form S-3.

On October 1, 2003, we filed a Current Report on Form 8-K to furnish the press release announcing the conversion of approximately $9.4 million in outstanding loans and interest payable to Elan International Services, Ltd. into 5,203,244 shares of our common stock.

               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date:	October 31, 2003	By:	/s/ H. STEWART PARKER
H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 31, 2003	By:	/s/ TODD E. SIMPSON

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note

3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.4)	(F)

4.5	Fourth Amendment to Rights Agreement, dated September 2, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.1)	(G)

10.1	Amendment to Funding Agreement, dated July 14, 2003 between Biogen and Targeted Genetics (Exhibit 10.03)	(H)

10.2	Amendment No.2 to Industrial Collaboration Agreement, dated August 1, 2003 between Targeted Genetics, International Aids Vaccine Initiative and Children’s Research Institute*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form 8-A (No. 0-23930) filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 1, 2003.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on July 22, 2003.