Form 10-Q
period 2004-03-31
TARGETED GENETICS CORP /WA/
filed 2004-04-30
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	81,597,933
(Class)	(Outstanding at April 26,2004)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2004

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,119,000	$21,057,000
Accounts receivable	8,000	166,000
Prepaid expenses and other	355,000	409,000

Total current assets	41,482,000	21,632,000
Property and equipment, net	3,159,000	3,423,000
Goodwill, net	31,649,000	31,649,000
Other assets	826,000	968,000

Total assets	$77,116,000	$57,672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,464,000	$1,271,000
Accrued employee expenses	622,000	1,564,000
Accrued restructure charges	1,325,000	1,404,000
Deferred revenue	2,784,000	1,180,000
Current portion of long-term obligations	1,280,000	1,290,000

Total current liabilities	7,475,000	6,709,000
Accrued restructure charges and deferred rent	5,422,000	5,507,000
Long-term obligations	11,035,000	11,227,000
Commitments
Minority interest in preferred stock of subsidiary	—	750,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock, 0 shares designated, issued and outstanding at March 31, 2004 and 12,015 shares designated, issued and outstanding at December 31, 2003	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,597,933 shares issued and outstanding at March 31, 2004 and 66,206,230 shares issued and outstanding at December 31, 2003	816,000	662,000
Additional paid-in capital	273,808,000	249,399,000
Accumulated deficit	(221,440,000)	(216,582,000)

Total shareholders’ equity	53,184,000	33,479,000

Total liabilities and shareholders’ equity	$77,116,000	$57,672,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue under collaborative agreements	$1,320,000	$5,639,000

Operating expenses:
Research and development	4,237,000	4,542,000
General and administrative	1,750,000	1,336,000
Restructure charges	195,000	281,000

Total operating expenses	6,182,000	6,159,000

Loss from operations	(4,862,000)	(520,000)
Investment income	124,000	52,000
Interest expense	(120,000)	(362,000)

Net loss	$(4,858,000)	$(830,000)

Net loss per common share (basic and diluted)	$(0.07)	$(0.02)

Shares used in computation of basic and diluted net loss per common share	72,874,000	50,566,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(4,858,000)	$(830,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,000	773,000
Non cash interest expense	70,000	302,000
Changes in assets and liabilities:
Decrease in accounts receivable	158,000	1,170,000
Decrease (increase) in prepaid expenses and other	54,000	(240,000)
Decrease in other assets	142,000	44,000
Decrease in current liabilities	(749,000)	(172,000)
Increase (decrease) in deferred revenue	1,604,000	(717,000)
Decrease in accrued restructure expenses and deferred rent	(164,000)	(387,000)

Net cash used in operating activities	(3,410,000)	(57,000)

Investing activities:
Purchases of property and equipment	(84,000)	(32,000)

Net cash used in investing activities	(84,000)	(32,000)

Financing activities:
Net proceeds from sales of common stock	23,813,000	—
Payments under leasehold improvements and equipment financing arrangements	(257,000)	(286,000)

Net cash provided by (used in) financing activities	23,556,000	(286,000)

Net increase (decrease) in cash and cash equivalents	20,062,000	(375,000)
Cash and cash equivalents, beginning of year	21,057,000	12,606,000

Cash and cash equivalents, end of period	$41,119,000	$12,231,000

Supplemental information:
Cash paid for interest	$50,000	$60,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics, our wholly-owned subsidiaries Genovo, Inc. and TGCF Manufacturing Corporation (inactive), and our majority-owned subsidiary, CellExSys, Inc. The condensed consolidated balance sheet as of December 31, 2003 and our results of operations for the three months ended March 31, 2003, do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we did not have operating control of Emerald. In connection with a termination agreement with Elan, effective March 31, 2004, we acquired Elan’s equity interest in Emerald. As a result, Emerald became a wholly-owned subsidiary as of March 31, 2004, and is consolidated into our financial statements as of that date. The operations of Emerald terminated during 2002 and we are in the process of dissolving the joint venture. As a result, the impact of consolidating the accounts of Emerald into our financial results is not significant. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior year results to the current year presentation.

     We do not believe that our results of operations for the three months ended March 31, 2004 are necessarily indicative of the results to be expected for the full year.

     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

2. Adoption of New Accounting Pronouncement

     In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements” addresses consolidation of business enterprises of variable interest entities in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of certain essential characteristics of a controlling interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In December 2003, the FASB revised FIN No. 46 to postpone the effective date to January 1, 2004.

     Although Emerald became a wholly-owned subsidiary on March 31, 2004, FIN No. 46 applies to Emerald effective January 1, 2004, which had not been previously consolidated because of certain control rights held by Elan that prevented us from exercising operating control over the joint venture. Both Targeted Genetics and Elan funded the operations of Emerald in proportion to their equity ownership. As a result, the application of FIN No. 46 did not have a significant impact on our financial results.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Long-Term Obligations

     Long-term obligations consisted of the following:

	March 31,	December 31,
	2004	2003
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Equipment financing obligations	1,243,000	1,501,000
Other long-term obligations	1,072,000	1,016,000

	12,315,000	12,517,000
Less current portion	(1,280,000)	(1,290,000)

	$11,035,000	$11,227,000

     Future aggregate principal payments related to long-term obligations are $1,078,000 for the remainder of 2004, $1,084,000 in 2005, $10,140,000 in 2006 and $13,000 in 2007.

4. Accrued Restructure Charges

     We record accrued restructure charges as they relate to the leases on our facilities in Bothell, Washington and Sharon Hill, Pennsylvania. In December 2002, we began to pursue options to sublease or terminate our lease on the Bothell facility and in February 2003, we closed our Sharon Hill facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is computed as the fair value of the difference between the remaining lease payments due on these leases and the estimated sub-lease market rates. During the three months ended March 31, 2004, we recorded a restructure charge of $195,000 to recognize accretion expense due to the passage of time. Accretion expense results from the difference between the fair value of payments in the estimate of accrued restructure liability compared to actual payments made during the quarter.

     If we proceed with further development or commercialization of any of our product candidates, we may need to resume use of the Bothell facility to fulfill our manufacturing requirements. If we decide to resume use of this facility, any remaining accrued restructure charges related to the facility will be reversed. This will be reflected as a one-time credit to restructure charges, reflected in the period in which use is resumed. Any decision to resume use of the facility will be based on a number of factors including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the Bothell facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges if necessary. Because we compute restructure charges using estimates and assumptions regarding the timing and amounts of future events, further significant adjustments to the accrual may be necessary based on the actual outcome of events and as we become aware of new facts and circumstances.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

     The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Incurred in	Incurred in	Incurred in	Estimated	Total expected to
Restructure charges	2002	2003	2004	future charges	be incurred
Employee termination benefits	$725,000	$5,000	$—	$—	$730,000
Contract termination costs	1,601,000	5,153,000	195,000	—	6,949,000
Other associated costs	—	32,000	—	—	32,000

Total	$2,326,000	$5,190,000	$195,000	$—	$7,711,000

	December 31,				March 31,
	2003	Incurred in	Paid in		2004
Reconciliation	liability	2004	2004	Adjustments	liability
Employee termination benefits	$—	$—	$—	$—	$—
Contract termination costs	6,870,000	195,000	(370,000)	—	6,695,000
Other associated costs	—	—	—	—	—

Total	$6,870,000	$195,000	$(370,000)	$—	$6,695,000

5. Shareholders’ Equity

     Common Stock Offering

       In February 2004, we issued 10,854,257 shares of our common stock in a public offering at a price of $2.35 per share and received net proceeds of approximately $23.8 million.

     Purchase of Minority Interest in CellExSys

       In February 2004, we issued 158,764 shares of our common stock to Itochu Corporation valued at $375,000 for Itochu’s interest in the preferred stock of CellExSys. The carrying value of the minority interest prior to purchase was $750,000. The difference between the carrying value of the minority interest over the value of the common stock issued is reflected as additional paid-in-capital in the accompanying Balance Sheet as of March 31, 2004.

     Series B Convertible Preferred Stock

       In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock was convertible at Elan’s option into shares of our common stock, at a conversion price of $3.32 per share. Compounding dividends accrue semi-annually at 7% per year on the $1,000 per share face value of the preferred stock until July 2005. Dividends are not paid in cash, but rather result in an increase in the number of shares of common stock to be issued upon conversion. Prior to conversion, the number of shares issuable upon conversion of the preferred stock and accrued dividends totaled approximately 4.9 million shares.

       On March 31, 2004, we entered into a termination agreement with Elan. The termination agreement provided for, among other things, our acquisition of Elan’s equity interest in Emerald, the termination of technology license agreements between Emerald and both Targeted Genetics and Elan in accordance with the original terms of those license agreements, the full conversion of the Series B preferred stock held by Elan into shares of our common stock, and certain restrictions under which Elan could sell its holdings in our common stock. Elan also waived its right to nominate a director to our board of directors. In accordance with the termination agreement the Series B preferred stock was converted into 4.33 million shares of our common stock. Following conversion of the Series B preferred stock, Elan held approximately 12.1 million shares of our common stock.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Stock Compensation

     As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants. In addition, we follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” which require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options granted to consultants are recorded as an expense over their service period based on their fair value, which is determined using the Black-Scholes method.

     As allowed by SFAS No. 123, we do not recognize compensation expense on stock options granted to employees and directors. If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended
	March 31,
	2004	2003
Net loss:
as reported	$(4,858,000)	$(830,000)
stock-based compensation (expense) credit	(235,000)	146,000

pro forma	$(5,093,000)	$(684,000)

Basic net loss per share:
as reported	$(0.07)	$(0.02)
pro forma	(0.07)	(0.01)

Reserved Shares

     Effective March 31, 2004, Elan converted the Series B preferred stock into 4,330,000 shares of our common stock. Our reserved shares are as follows:

	March 31,	December 31,
	2004	2003
Stock options granted	4,096,897	4,097,687
Available for future grants	269,035	322,927
Stock purchase warrants	2,000,000	2,003,826
Conversion of Series B preferred stock	—	4,765,500

Total reserved shares	6,365,932	11,189,940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part II, Item 2 of this quarterly report.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement after the date of this quarterly report to reflect circumstances or events occurring after the date of this quarterly report or to conform the statement to actual results or changes in our expectations. You should, however, review the factors, risks and other information we provide in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

Business Overview

     Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by regulating cellular function at a genetic level. This involves introducing genetic material into target cells and activating it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes genes, methods of transferring genes into cells, processes to manufacture our gene delivery product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and biology, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.

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

     We have an AAV-based product candidate under development for treating cystic fibrosis that has been evaluated in a Phase II clinical trial. In June 2003, final data from this repeat dosing trial was presented that indicated that our cystic fibrosis product candidate met safety and tolerability targets. In addition, final data from the Phase II trial indicated a statistically significant improvement in lung function at day 30 and a decrease in levels of an inflammatory cytokine at day 14. In July 2003, we initiated a larger confirmatory Phase II clinical trial for this cystic fibrosis product candidate. We designed this trial to enroll up to 100 patients and are conducting it in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. We expect to complete patient accrual and dosing by the end of 2004. We have recently dosed the 50th patient in this study. After collecting 30-day data points from the first 50 patients, an independent data safety monitoring committee, or DSMC, will conduct an interim analysis to determine whether the study will continue or be terminated. If it is apparent, statistically, that significant differences between placebo and treated groups upon full patient enrollment cannot be reached then the study will be terminated. The data remains blinded as long as the study continues and we will continue to accrue patients during the interim analysis period.

     We are developing an AAV-based vaccine product candidate for high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS, in partnership with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and The Columbus Children’s Research Institute, or CCRI, at Children’s Hospital in Columbus, Ohio. In December 2003, we initiated a Phase I initial dose escalation safety study in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial will receive a single injection of the vaccine candidate and will be monitored for safety and immune response. We expect to complete the dose-escalation phase of this trial by the end of 2004.

     We are also developing an AAV-based product candidate for the treatment of rheumatoid arthritis. In March 2004, we initiated a Phase I clinical trial for this product candidate for treating rheumatoid arthritis. This dose-escalation safety trial is designed to enroll up to 32 patients with rheumatoid arthritis and will be conducted in multiple sites in the United States and Canada. Patients will be monitored for safety and secondarily for improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial by the first quarter of 2005. We also have additional product candidates focused on treating cancer and hemophilia; however, we have suspended further development of these programs until we can find other sources of funding for the programs.

     We believe that our successes in assembling a broad platform of proprietary intellectual property for developing and manufacturing potential products support our potential to develop and manufacture gene therapy product candidates to treat a range of diseases. We have developed processes to manufacture our potential products using methods and at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to clinical evaluation and commercialization. These methods are similar to the methods used to manufacture other biologics. As a result, we evaluated and continue to evaluate opportunities to utilize excess capacity to manufacture biologics for other companies. In March 2003, we entered into a manufacturing services agreement with GenVec, Inc., or GenVec, to conduct initial feasibility studies to evaluate our ability to manufacture clinical supply of GenVec’s cancer product candidate, TNFerade™, an adeno-viral-based gene therapy product. In October 2003, we successfully completed this feasibility study and began manufacturing TNFerade™ for clinical use. In January 2004, we completed our manufacturing work for GenVec.

     We believe that a wide range of diseases may potentially be treated, or prevented, with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases currently treated using recombinant DNA proteins and monoclonal antibodies or small molecules that may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using these gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat diseases not fully treatable with current biologic and pharmaceutical drugs. We believe that, if successful, we can establish significant market potential for our product candidates. There are no commercially available gene therapy products in the United States. We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.

     The development of pharmaceutical products involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner, and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part II, Item 2 of this quarterly report.

Results of Operations

  Revenue

     Revenue. Revenue decreased to $1.3 million for the three months ended March 31, 2004 from $5.6 million for the same period in 2003. Revenue in 2004 consists primarily of revenue earned under our AIDS vaccine collaboration with IAVI. Revenue for the three months ended March 31, 2003 includes $3.9 million of revenue related to the termination of our collaboration with Wyeth Pharmaceuticals and $841,000 of previously deferred payments received from Biogen, Inc. under a collaboration that ended in September 2003.

     We expect that our revenue for the remainder of 2004 will consist of research and development revenue from our collaboration with IAVI, which we expect to increase through the remainder of 2004 as planned program activities increase, and revenue from completing our contract manufacturing agreement with GenVec. As a result of the conclusion of our former collaborations with Biogen and Wyeth in 2003, we expect total revenue in 2004 to be less than 2003. Our revenue for the next several years will depend on the continuation of the current collaboration with IAVI and our success with entering into and performing any new collaborations.

  Operating Expenses

     Research and Development Expenses. Research and development expense decreased to $4.2 million for the three months ended March 31, 2004 from $4.5 million for the same period of 2003. This decrease reflects lower costs in our research and preclinical development programs as our AIDS vaccine and rheumatoid arthritis programs moved out of preclinical development and into clinical testing in late 2003 and early 2004. As a result, the costs associated with these programs are included in the costs of programs in clinical development, which increased in 2004 compared to 2003.

     The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended
	March 31,
	2004	2003
Programs in clinical development:
Cystic fibrosis	$136,000	$119,000
AIDS vaccine	529,000	—
Rheumatoid arthritis (initiated Phase I trial in March 2004)	81,000	—
Indirect costs	884,000	130,000

Total clinical development program expense	1,630,000	249,000
Research and preclinical development program expense	2,607,000	4,293,000

Total research and development expense	$4,237,000	$4,542,000

     Research and development costs attributable to programs in clinical development include the applicable costs of salaries, benefits, clinical trial sites, outside services, materials and supplies incurred to support the programs, and any preclinical activities conducted in support of the clinical program. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. Our development partners separately fund the clinical trial costs of our cystic fibrosis and AIDS vaccine programs. As a result, we do not include those costs in our research and development expenses.

     Costs attributed to research and preclinical programs represent our earlier stage development activities, including costs incurred on programs prior to their transition into clinical trials, as well as costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

     We initiated clinical testing of our AIDS vaccine product candidate in December 2003 and our rheumatoid arthritis product candidate in March 2004. As a result, all related development activities associated with our cystic fibrosis, rheumatoid arthritis and AIDS vaccine programs are reflected as costs associated with programs in clinical development as of the date of initiation of clinical testing. Therefore, during 2004, we expect our research and development expenses associated with programs under clinical development to increase reflecting the transition of these programs into clinical testing.

     General and Administrative Expenses. General and administrative expenses increased to $1.8 million for the three months ended March 31, 2004, from $1.3 million for the same period in 2003. This increase primarily reflects increased personnel and professional service costs.

     Restructure Charges. Restructure charges decreased to $195,000 for the three months ended March 31, 2004, from $281,000 for the same period in 2003. The charge for the three months ended March 31, 2004 represents accretion expense due to the passage of time and results from the difference between the fair value of payments in the estimate of the accrued restructure liability compared to the actual rent payments made during the quarter. The charge for the three months ended March 31, 2003, primarily represents the initial accrual related to lease commitment costs of the Sharon Hill, Pennsylvania facility.

  Other Income and Expense

        Investment Income. Investment income increased to $124,000 for the three months ended March 31, 2004 from $52,000 for the same period in 2003. This increase resulted from higher investment income earned on higher average cash balances in 2004 as a result of our financing completed in February 2004.

        Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $120,000 for the three months ended March 31, 2004 from $362,000 for the same period of 2003. This decrease reflects lower average principal balances as the result of our conversion of approximately $9.4 million of debt owed to Elan into shares of our common stock in September 2003.

Liquidity and Capital Resources

            Our combined cash and cash equivalents increased to $41.1 million at March 31, 2004, compared to $21.1 million at December 31, 2003. For the three months ended March 31, 2004, the principal sources of cash were $23.8 million in net proceeds from the issuance of approximately 10.9 million shares of our common stock in February 2004 and collaborative funding received from partners. Our principal use of cash was $3.4 million for operations.

     Our shareholders’ equity increased to $53.2 million at March 31, 2004, compared to $33.5 million at December 31, 2003. This increase includes net proceeds of $23.8 million from sale of our common stock and the acquisition of the minority interest in CellExSys of $750,000, reduced by the net loss during the period of $4.9 million.

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

     Our cystic fibrosis product candidate is in a confirmatory Phase II clinical trial, our AIDS vaccine candidate is in a Phase I clinical trial and we initiated a Phase I clinical trial for our rheumatoid arthritis product candidate in March 2004. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.

     We expect to maintain our focus on our key development programs in cystic fibrosis, AIDS and rheumatoid arthritis in 2004. We believe that our cash needs will increase by approximately 20% during 2004 compared to 2003 to support the advancement of these clinical development programs. We expect to continue to receive financial support for specific programs to offset some of the costs of development.

     We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine. The term of this collaboration has been extended through December 2006. Assuming that we complete all of the planned development activities, we expect to receive up to $10.7 million in funding from IAVI to cover the costs of this program in 2004. We also have a collaboration with the CF Foundation related to our current Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation is providing funding to the sites conducting this trial to cover their direct costs of the trial.

     We expect that our cash and cash equivalents at March 31, 2004, plus the funding we expected from IAVI to fund 2004 work activities under our AIDS vaccine collaboration, will be sufficient to fund our operations until at least the beginning of 2006. We believe that this will be sufficient time to complete each of our current clinical trials, evaluate the results, and assuming satisfactory results, initiate further clinical testing. In 2006, our $10 million note payable to Biogen becomes due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the collaboration term, we have not established the work plan and budget for 2005 and 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in 2005 and 2006.

     We expect the level of our future operating expenses to be driven by the needs of our product development programs offset by the availability of funds through partner funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, clinical trials, obtaining regulatory approvals and filing, prosecuting and enforcing patents;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the expense and outcome of any litigation or administrative proceedings involving our intellectual property, or access to third-party intellectual property through licensing agreements.

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

     We are seeking partners for our hemophilia and cancer programs and evaluating other opportunities to obtain additional capital to fund our future operations. Additional sources of financing could involve one or more of the following:

•	entering into additional product development and funding collaborations or other strategic transactions, or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment leasing arrangements;

•	issuing equity in the public or private markets; or

•	issuing debt.

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of March 31, 2004, we had an accumulated deficit of approximately $221 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

     In July 2003, we initiated a confirmatory Phase II clinical trial for our cystic fibrosis product candidate. In December 2003, we initiated a Phase I trial for our AIDS vaccine product candidate in Europe. In March 2004, we initiated a Phase I trial for our rheumatoid arthritis product candidate. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. In connection with the operational changes that we implemented in 2002 and the termination of our collaboration with Wyeth in February 2003, we suspended further development of our cancer and hemophilia product development programs. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

     To our knowledge, no gene therapy products have received regulatory approval for marketing from the U.S. Food and Drug Administration, or FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

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

     As of March 31, 2004, we had approximately $41.1 million in cash and cash equivalents. We expect that our cash resources at March 31, 2004 and the funding expected from IAVI to fund 2004 work activities under our AIDS vaccine collaboration will be sufficient to fund our operations until at least the beginning of 2006. We are evaluating opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment leasing arrangements;

•	issuing equity in the public or private markets; or

•	issuing debt.

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

     We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene transfer technology license agreement with Amgen Inc., or Amgen, as the successor to Immunex Corporation, or Immunex, under which we have license rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen has taken the position that we are not licensed, either exclusively or non-exclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for

TNFR:Fc. We have responded with a letter confirming our confidence that the gene transfer technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had and expect to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.

     We believe that we will need to obtain additional licenses to use patents and unpatented technology owned or licensed by others for compositions, methods, processes to manufacture compositions, processes to manufacture and purify gene delivery product candidates and other technologies and processes for our present and potential product candidates. If we are unable to maintain our current licenses for third-party technology or obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses typically contain provisions that require us to meet minimum development milestones in order to maintain the license on an exclusive basis for some or all fields of the license. We also have license agreements for some of our technologies, which may require us to sublicense certain of our rights. If we do not meet these requirements, our licensor may convert all or a portion of the license to a nonexclusive license, or in some cases, terminate the license.

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

If we lose IAVI as a funding partner, we may be unable to develop our AIDS vaccine product candidate.

     A significant portion of our operating and clinical trial expenses are funded through our collaborative agreements with IAVI. We have a collaborative development agreement with IAVI, which expires in December 2006, that we expect to provide us with funding to reimburse research and development and manufacturing expenses we incur in connection with the collaboration. In addition, our collaboration with IAVI provides funding for our Phase I clinical trial for our AIDS vaccine product candidate.

     If we were to lose the collaborative funding relationship with IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate covered by the IAVI collaboration, we may be unable to continue our research and development or clinical program for this product candidate. In addition, the loss of significant amounts of collaborative or clinical trial funding could cause the delay, reduction or termination of the related research and development programs, and a reduction in capital expenditures and other operating activities necessary to support general operations. Such a reduction could further impede our ability to develop our product candidates. IAVI has the right to terminate the collaboration or its obligation to provide funding at any time for any reason with 90 days’ notice, which would significantly affect our operating activities.

If our partners or scientific consultants terminate, reduce or delay our relationships with them, we may be unable to develop our potential products.

     Our partners provide funding, manage regulatory filings, aid and augment our internal research and development efforts and provide access to important intellectual property and know-how. Their activities include, for example, support in processing the regulatory filings of our product candidates and funding clinical trials. Our outside scientific consultants and contractors perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research collaborations, research under sponsored research agreements and contract manufacturing services. Collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of certain of our potential products, and therefore the success of our business, depends on the performance of our partners, consultants and contractors. If they do not dedicate sufficient time, regulatory or other technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Each of our collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless we and our partners agree to extend the relationship. Any of our partners may decline to extend the collaboration, or may be willing to extend the collaboration only with a significantly reduced scope, for a number of scientific or business reasons. Competition for scientific consultants and partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

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

The success of our clinical trials and preclinical studies may not be indicative of results in a large number of patients of either safety or efficacy.

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

     Our success depends substantially on our ability to protect our proprietary rights and operate without infringing on the proprietary rights of others. We own or license patents and patent applications, and will need to license additional patents, for genes, processes, practices and techniques critical to our present and potential product candidates. If we fail to obtain and maintain patent or other intellectual property protection for this technology, our competitors could market competing products using those genes, processes, practices and techniques. The patent process takes several years and involves considerable expense. In addition, patent applications and patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents and the scope of any patent may be reduced both before and after the patent is issued. Even if we secure a patent, the patent may not provide significant protection and may be circumvented or invalidated.

     We also rely on unpatented proprietary technology and technology that we have licensed on a nonexclusive basis. While we take precautions to protect our proprietary unpatented technology, we may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. Our competitors could also obtain rights to our nonexclusively licensed proprietary technology. In any event, other companies may independently develop equivalent proprietary information and techniques. If our competitors develop and market competing products using our unpatented or nonexclusively licensed proprietary technology or substantially similar technology, our products, if successfully developed, could suffer a reduction in sales or be forced out of the market.

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

     Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in late 2002, two patients in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector developed leukemia. Patient deaths, related and unrelated to gene therapy, have occurred in other clinical trials. These adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.

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

Risks Related to Our Common Stock

Concentration of ownership of our common stock may give certain shareholders significant influence over our business.

     A small number of investors own a significant number of shares of our common stock. As of March 31, 2004, Biogen and Elan and its affiliates each held approximately 12.1 million shares of our common stock, or 14.9% of our current common shares outstanding. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

     For example, on March 31, 2004, we and Elan entered into a termination agreement that permits Elan to sell shares of our common stock, subject to certain exceptions, under the trading volume limitations of Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended. The trading volume limitations on Elan are reduced over time subject to the terms of the termination agreement. In addition, Elan has registration rights with respect to its holdings pursuant to a registration rights agreement dated July 21, 1999. Both the termination agreement and the registration rights agreement permit Elan to sell quantities of stock, which could adversely impact the price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cash and cash equivalents: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At March 31, 2004, we held $41.1 million in cash and cash equivalents, which are primarily invested in a money market fund that invests in securities that, on the average, mature in less than 60 days and a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at March 31, 2004, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2004.

     Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of March 31, 2004, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2004	2005	2006	2007	Total
Maturities of long-term obligations:
Variable rate note	$126,000	$—	$10,000,000	$—	$10,126,000
Fixed rate notes	—	599,000	—	—	599,000
Fixed rate equipment financing	605,000	485,000	140,000	13,000	1,243,000
Other	347,000	—	—	—	347,000

Total	$1,078,000	$1,084,000	$10,140,000	$13,000	$12,315,000

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. H. Stewart Parker, our Chief Executive Officer, and Todd E. Simpson, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this quarterly report is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

PART II            OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 31, 2004, we issued 4,330,000 shares of our common stock to Elan upon the conversion of our Series B preferred stock held by Elan, pursuant to a termination agreement with Elan, relating to the winding down of Emerald. We did not receive any additional consideration in connection with this conversion of the Series B preferred stock to common stock. This transaction was exempt from registration under Section 3(a)(9) of the Securities Act on the basis that the common stock issued to Elan was exchanged in the conversion for outstanding equity securities of Targeted Genetics and that no other remuneration was paid or given directly or indirectly for soliciting this conversion.

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

     (b) Reports on Form 8-K.

On January 13, 2004, we filed a Current Report on Form 8-K announcing the signing of three agreements: (1) Sixth Amendment to Lease Agreement, dated as of November 1, 2003, by and between Targeted Genetics and Ironwood Apartments, Inc.; (2) Amendment No. 3 to the Industrial Collaboration Agreement, dated as of December 24, 2003, by and among Targeted Genetics, International AIDS Vaccine Initiative, Inc. and Children’s Research Institute; and (3) Fifth Lease Amendment, dated as of January 2, 2004, by and between Targeted Genetics and Benaroya Capital Company, LLC

On January 22, 2004, we filed a Current Report on Form 8-K announcing that we were granted regulatory approval to begin a rheumatoid arthritis Phase I clinical trial by the U.S. Food & Drug Administration and Health Canada.

On January 27, 2004, we filed a Current Report on Form 8-K announcing an additional restructure charge to be recorded in the fourth quarter of 2003.

On February 4, 2004, we filed a Current Report on Form 8-K announcing a public offering of 10,854,247 shares of our common stock to institutional investors.

On March 1, 2004, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter and year ended December 31, 2003.

On March 18, 2004, we filed a Current Report on Form 8-K announcing the initiation of our Phase I clinical trial of our product candidate, tgAAC94, in patients with rheumatoid arthritis.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: April 28, 2004	By:	/s/ H. STEWART PARKER

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2004	By:	/s/ TODD E. SIMPSON

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.4)	(F)

4.5	Fourth Amendment to Rights Agreement, dated September 2, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.1)	(G)

10.1	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation PLC, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.* (Exhibit 10.03)	(H)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form 8-A (No. 0-23930) filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 1, 2003.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on April 3, 2004.