Form 10-Q
period 2004-06-30
TARGETED GENETICS CORP /WA/
filed 2004-07-30
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	81,624,102

(Class)	(Outstanding at July 26, 2004)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2004

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,381,000	$21,057,000
Accounts receivable	—	166,000
Prepaid expenses and other	554,000	409,000

Total current assets	37,935,000	21,632,000
Property and equipment, net	2,876,000	3,423,000
Goodwill, net	31,649,000	31,649,000
Other assets	813,000	968,000

Total assets	$73,273,000	$57,672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,988,000	$1,271,000
Accrued employee expenses	702,000	1,564,000
Accrued restructure charges	1,360,000	1,404,000
Deferred revenue	2,767,000	1,180,000
Current portion of long-term obligations	1,511,000	1,290,000

Total current liabilities	8,328,000	6,709,000
Accrued restructure charges and deferred rent	5,358,000	5,507,000
Long-term obligations	10,873,000	11,227,000
Commitments
Minority interest in preferred stock of subsidiary	—	750,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock, none issued and outstanding at June 30, 2004 and 12,015 shares issued and outstanding at December 31, 2003	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,611,999 shares issued and outstanding at June 30, 2004 and 66,206,230 shares issued and outstanding at December 31, 2003	816,000	662,000
Additional paid-in capital	273,788,000	249,399,000
Accumulated deficit	(225,890,000)	(216,582,000)

Total shareholders’ equity	48,714,000	33,479,000

Total liabilities and shareholders’ equity	$73,273,000	$57,672,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue under collaborative agreements	$2,761,000	$2,053,000	$4,081,000	$7,692,000

Operating expenses:
Research and development	4,828,000	4,327,000	9,065,000	8,869,000
General and administrative	2,066,000	1,438,000	3,816,000	2,774,000
Restructure charges	221,000	2,899,000	416,000	3,180,000

Total operating expenses	7,115,000	8,664,000	13,297,000	14,823,000

Loss from operations	(4,354,000)	(6,611,000)	(9,216,000)	(7,131,000)
Investment income	21,000	56,000	145,000	108,000
Interest expense	(117,000)	(360,000)	(237,000)	(722,000)

Net loss	$(4,450,000)	$(6,915,000)	$(9,308,000)	$(7,745,000)

Net loss per common share (basic and diluted)	$(0.05)	$(0.13)	$(0.12)	$(0.15)

Shares used in computation of basic and diluted net loss per common share	81,604,000	51,694,000	77,239,000	51,133,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net loss	$(9,308,000)	$(7,745,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,000	1,545,000
Non-cash interest expense	148,000	611,000
Changes in assets and liabilities:
Decrease in accounts receivable	166,000	1,163,000
Increase in prepaid expenses and other	(145,000)	(121,000)
Decrease in other assets	155,000	76,000
Increase (decrease) in current liabilities	57,000	(183,000)
Increase (decrease) in deferred revenue	1,587,000	(804,000)
Increase (decrease) in accrued restructure expenses and deferred rent	(193,000)	2,157,000

Net cash used in operating activities	(6,864,000)	(3,301,000)

Investing activities:
Purchases of property and equipment	(137,000)	(118,000)

Net cash used in investing activities	(137,000)	(118,000)

Financing activities:
Net proceeds from sales of common stock	23,793,000	16,166,000
Payments under leasehold improvements and equipment financing arrangements	(468,000)	(601,000)

Net cash provided by financing activities	23,325,000	15,565,000

Net increase in cash and cash equivalents	16,324,000	12,146,000
Cash and cash equivalents, beginning of period	21,507,000	12,606,000

Cash and cash equivalents, end of period	$37,381,000	$24,752,000

Supplemental information:
Cash paid for interest	$90,000	$111,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

     The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics, our wholly owned subsidiaries Genovo, Inc. (inactive) and TGCF Manufacturing Corporation (inactive), and our majority-owned subsidiary, CellExSys, Inc., or CellExSys. CellExSys was merged into Chromos Molecular Systems, Inc., or Chromos, on July 27, 2004. The condensed consolidated balance sheet as of December 31, 2003, and our results of operations for the three and six months ended June 30, 2003, do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we did not have operating control of Emerald during those periods. In connection with a termination agreement with Elan effective March 31, 2004, we acquired all of Elan’s equity interest in Emerald. As a result, Emerald became a wholly-owned subsidiary as of March 31, 2004, and is consolidated into our financial statements as of that date. The operations of Emerald terminated during 2002; therefore, the impact of consolidating the accounts of Emerald into our financial results is not significant. We are in the process of dissolving Emerald. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

     We do not believe that our results of operations for the three and six months ended June 30, 2004 are necessarily indicative of the results to be expected for the full year.

     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

2. Long-Term Obligations

     Long-term obligations consisted of the following:

	June 30,	December 31,
	2004	2003
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Equipment financing obligations	1,032,000	1,501,000
Loan payable to Biogen, due September 2005	650,000	650,000
Chromos advances	502,000	300,000
Other obligations	200,000	66,000

Total obligations	12,384,000	12,517,000
Less current portion	(1,511,000)	(1,290,000)

Total long-term obligations	$10,873,000	$11,227,000

     Future aggregate principal payments related to long-term obligations are $1,139,000 for the remainder of 2004, $1,092,000 in 2005, $10,140,000 in 2006 and $13,000 in 2007.

3. Accrued Restructure Charges

     We record accrued restructure charges as they relate to the leases on our facilities in Bothell, Washington and Sharon Hill, Pennsylvania. In December 2002, we began to pursue options to sublease or terminate our lease on the Bothell facility and in February 2003, we closed our Sharon Hill facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is computed as the fair value of the difference between the remaining lease payments due on these leases and the estimated sub-lease market rates. These assumptions are periodically reviewed and updated as appropriate and adjustment is made to the accrued restructure charge. Accretion expense is also recorded on an ongoing basis and results from the difference between the fair value of payments in the estimate of accrued restructure liability compared to actual payments made during the quarter. Accretion expense is reflected as a restructure charge on the consolidated statements of operations. To the extent that a portion of our facilities are not being offered for sublease, the cost of the assumed sublease income is recognized ratably as research and development expense over the remaining term of the lease.

     If we proceed with further development or commercialization of any of our product candidates, we may need to resume use of the Bothell facility to fulfill our manufacturing requirements. If we decide to resume use of this facility, any remaining accrued restructure charges related to the manufacturing facility will be reversed and recorded as a one-time credit to restructure charges, reflected in the period in which use is resumed. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the Bothell facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges if necessary. Because we compute restructure charges using estimates and assumptions regarding the timing and amounts of future events, further significant adjustments to the accrual may be necessary based on the actual outcome of events and as we become aware of new facts and circumstances.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

     The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Incurred in	Incurred in	Incurred in	Estimated	Total expected to
Restructure charges	2002	2003	2004	future charges	be incurred
Employee termination benefits	$725,000	$5,000	$—	$—	$730,000
Contract termination costs	1,601,000	5,153,000	416,000	2,507,000	9,677,000
Other associated costs	—	32,000	—	—	32,000

Total	$2,326,000	$5,190,000	$416,000	$2,507,000	$10,439,000

	December 31,				June 30,
	2003	Incurred in	Paid in		2004
Reconciliation	liability	2004	2004	Adjustments	liability
Employee termination benefits	$—	$—	$—	$—	$—
Contract termination costs	6,870,000	416,000	(631,000)	—	6,655,000
Other associated costs	—	—	—	—	—

Total	$6,870,000	$416,000	$(631,000)	$—	$6,655,000

     The charges in 2004 represent accretion expense on the accrued restructure charges of $270,000 and an additional charge of $146,000 due to a change in estimate related to the Sharon Hill facility to reflect our belief that we can not secure a sublease tenant prior to the expiration of the lease. Estimated future charges represent our estimate of the accretion expense throughout the remainder of the lease term.

4. Shareholders’ Equity

     Stock Option Increase and Conversion of Series B Preferred Stock

     In May 2004, our shareholders approved an increase in the number of shares of common stock issuable under our 1999 Stock Option Plan by 6,000,000, from 3,500,000 to 9,500,000 shares. Effective March 31, 2004, Elan converted the Series B preferred stock it held into 4,330,000 shares of our common stock. Shares reserved for future issuance are as follows:

	June 30,	December 31,
	2004	2003
Issued and outstanding stock options	6,277,840	4,097,687
Shares available for future stock option grants	4,072,360	322,927
Stock purchase warrants	2,000,000	2,003,826
Conversion of Series B preferred stock	—	4,765,500

Total reserved shares	12,350,200	11,189,940

   Stock Compensation

     As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants. In addition, we follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” which require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options and warrants to purchase common stock granted to non-employees or directors are recorded as an expense over their service period based on their fair value, which is determined using the Black-Scholes method.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

     As allowed by SFAS No. 123, we do not recognize compensation expense on stock options or warrants granted to employees and directors. If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(4,450,000)	$(6,915,000)	$(9,308,000)	$(7,745,000)
Proforma stock-based compensation expense	(339,000)	(346,000)	(574,000)	(200,000)

Pro forma	$(4,789,000)	$(7,261,000)	$(9,882,000)	$(7,945,000)

Basic net loss per share:
As reported	$(0.05)	$(0.13)	$(0.12)	$(0.15)
Pro forma	(0.06)	(0.14)	(0.13)	(0.16)

5. Merger Agreement Between CellExSys, Inc. and Chromos Molecular Systems, Inc.

     On July 27, 2004, Chromos acquired all of the outstanding shares of CellExSys through a merger between CellExSys and Chromos Inc., a wholly owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $2.5 million. The debenture bears annual interest of 2% and is payable in two annual installments on the first and second anniversary of the closing.

     Each shareholder of CellExSys will receive a pro rata distribution of Chromos common stock and principal and interest payments received on the debenture, based on the shareholder’s equity interest in CellExSys as of July 27, 2004, the date of closing. We owned approximately 79% of CellExSys at the time of the merger. The debenture is repayable by Chromos at its option in either cash or by the issuance of shares of Chromos common stock, assuming certain limited conditions are met by Chromos. In combination with the shares of Chromos common stock issued at closing, if the debenture is fully paid in shares of Chromos common stock, the shareholders of CellExSys would receive up to 3.5 million shares, which represents approximately 17.2 percent of Chromos, based on issued and outstanding shares of Chromos as of the date of closing. The value of these 3.5 million shares as of the date of closing was approximately $1.4 million. Chromos has funded certain of CellExSys’ operational costs through the closing of the merger. This funding totaled $502,000 and is reflected as current portion of long-term obligations in the condensed consolidated balance sheets. As a result of the merger, we will record a gain during the quarter ended September 30, 2004 equal to the combination of 1) the net liabilities assumed by Chromos, 2) the deposits received from Chromos to fund pre-closing operating costs and 3) our pro-rata share of the fair value of the merger consideration. Subsequent to the merger, we have agreed to provide certain transition services and assistance to CellExSys for a limited period of time, which CellExSys will pay on a monthly basis.

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

     Condensed financial information for CellExSys is as follows:

	June 30,	December 31,
	2004	2003
Current assets	$160,000	$2,000
Non-current assets	60,000	60,000

Total assets	$220,000	$62,000

Current liabilities	$749,000	$574,000
Net capital deficiency	(529,000)	(512,000)

Total liabilities and net capital deficiency	$220,000	$62,000

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	420,000	468,000	834,000	1,072,000
General and administrative	107,000	139,000	236,000	298,000

Total operating expenses	527,000	607,000	1,070,000	1,370,000

Net loss	$(527,000)	$(607,000)	$(1,070,000)	$(1,370,000)

     Research and development expenses include an allocation of facilities and other fixed costs based on resource utilization as follows: $107,000 for the three months ended June 30, 2004, compared to $120,000 for the same period in 2003 and $214,000 for the six months ended June 30, 2004, compared to $236,000 for the same period in 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part I, Item 2 of this quarterly report.

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

Business Overview

     Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by regulating cellular function at a genetic level. This involves introducing genetic material into target cells and activating it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes genes, methods of transferring genes into cells, processes to manufacture our lead gene delivery product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and biology, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.

     Gene therapy products involve the use of delivery vehicles, called vectors, to place genetic material into target cells. Our proprietary vector technologies include both viral and synthetic vectors. Our viral vector development activities, which use modified viruses to deliver genes into cells, focus primarily on adeno-associated virus, or AAV, a common virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several of our potential gene therapy products. Our synthetic vectors deliver genes into cells using lipids, which are fatty, water-insoluble organic substances that can promote gene uptake through cell membranes. We believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genes into rapidly dividing cells, such as certain types of tumor cells. Although our current product development candidates utilize AAV as the delivery vector, we believe that possessing capabilities in both viral and synthetic approaches provides advantages in our corporate partnering efforts and increases the range of our potential products that may reach the market.

     We have an AAV-based product candidate under development for treating cystic fibrosis that is being evaluated in a second Phase II clinical trial initiated in July 2003. We designed this trial to enroll up to 100 patients and are conducting it in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. In June 2004, we announced that an independent data monitoring committee, or DMC, met for a scheduled interim analysis of this Phase II clinical trial. Based upon its review, the DMC recommended continuation of the study as planned. The DMC provided its recommendation based upon an analysis of whether or not there was a chance that, upon full patient enrollment, the study could show a statistically significant positive impact on lung function measurements in patients treated with tgAAVCF compared to placebo. We expect to complete patient accrual and dosing by the end of 2004. This second Phase II trial follows an initial repeat dosing trial for which we announced final data in June 2003. Data from this trial showed a good safety profile and indicated a statistically significant improvement in lung function at day 30 and a decrease in levels of an inflammatory cytokine at day 14 in patients treated with tgAAVCF when compared to placebo.

     We are developing an AAV-based vaccine product candidate for high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS, in partnership with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and The Columbus Children’s

Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, we initiated a Phase I initial dose escalation safety trial in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial will receive a single injection of the vaccine candidate or placebo and will be monitored for safety and immune response. We expect to complete the dose-escalation phase of this trial by the end of 2004.

     We are also developing an AAV-based product candidate for the treatment of rheumatoid arthritis. In March 2004, we initiated a Phase I clinical trial for this product candidate for treating rheumatoid arthritis. This dose-escalation safety trial is designed to enroll up to 32 patients with rheumatoid arthritis and will be conducted at multiple sites in the United States and Canada. Patients will be monitored for safety and secondarily for improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial by the first quarter of 2005. We have additional product candidates focused on treating cancer and hemophilia; however, we have suspended further development of these programs until we can find other sources of funding for the programs.

     We have developed processes to manufacture our potential products using methods and at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to clinical evaluation and commercialization. These methods are similar to the methods used to manufacture other biologics. As a result, we evaluated and continue to evaluate opportunities to utilize excess capacity to manufacture biologics for other companies. In March 2003, we entered into a manufacturing services agreement with GenVec, Inc., or GenVec, to manufacture clinical supply of GenVec’s cancer product candidate, TNFerade™, an adeno-viral-based gene therapy product. In January 2004, we completed our manufacturing work for GenVec.

     We believe that a wide range of diseases may potentially be treated, or prevented, with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases that are currently treated using proteins and monoclonal antibodies, or small molecule drugs. These diseases may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using AAV gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat diseases not fully treatable with current biologic and pharmaceutical drugs. We believe that, if successful, we can establish significant market potential for our product candidates. There currently are no commercially available gene therapy products in the United States. We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.

     The development of pharmaceutical products involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner, and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part I, Item 2 of this quarterly report.

Results of Operations

     Revenue

          Revenue. Revenue increased to $2.8 million for the three months ended June 30, 2004 from $2.1 million for the same period in 2003. This increase in revenue reflects higher research and development activities under our AIDS vaccine collaboration with IAVI and revenue from completing our contract manufacturing agreement with GenVec, partially offset by no corresponding revenue for Biogen, Inc., or Biogen, in 2004. Revenue decreased to $4.1 million for the six months ended June 30, 2004 from $7.7 million for the same period in 2003. Revenue for the six months ended June 30, 2003 includes $3.9 million of revenue related to the termination of our collaboration with Wyeth Pharmaceuticals, or Wyeth, in February 2003 and $1.7 million of previously deferred payments received from Biogen under a collaboration that ended in September 2003.

          We expect that our revenue for the remainder of 2004 will consist of research and development revenue from our collaboration with IAVI, which we expect will increase through the remainder of 2004 as planned program activities increase. As a result of the conclusion of our former collaborations with Biogen and Wyeth in 2003, we expect total revenue in 2004 to be less than 2003. Our revenue for the next several years will depend on the continuation of the current collaboration with IAVI and our success with entering into and performing under potential new collaborations.

     Operating Expenses

          Research and Development Expenses. Research and development expenses increased to $4.8 million for the three months ended June 30, 2004 from $4.3 million for the same period in 2003, and increased to $9.1 million for the six months ended June 30, 2004 from $8.9 million for the same period in 2003. These increases reflect higher costs in our AIDS vaccine and rheumatoid arthritis programs, which moved out of preclinical development and into clinical testing in late 2003 and early 2004. As a result, the costs associated with these programs are included in the costs of programs in clinical development, which increased in 2004 compared to 2003.

          The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Programs in clinical development:
Cystic fibrosis	$316,000	$99,000	$452,000	$218,000
AIDS vaccine	1,041,000	—	1,570,000	—
Rheumatoid arthritis	825,000	—	906,000	—
Indirect costs	1,684,000	190,000	2,568,000	320,000

Total clinical development program expense	3,866,000	289,000	5,496,000	538,000
Research and preclinical development program expense	962,000	4,038,000	3,569,000	8,331,000

Total research and development expense	$4,828,000	$4,327,000	$9,065,000	$8,869,000

          Research and development costs attributable to programs in clinical development include the applicable costs of salaries, benefits, clinical trials, outside services, materials and supplies incurred to support the programs, and any preclinical activities conducted in support of the clinical program. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. Our development partners separately fund the clinical trial costs of our cystic fibrosis and AIDS vaccine programs. As a result, we do not include those costs in our research and development expenses.

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

          We initiated clinical testing of our AIDS vaccine product candidate in December 2003 and our rheumatoid arthritis product candidate in March 2004. As a result, all related development activities associated with our cystic fibrosis, rheumatoid arthritis and AIDS vaccine programs are reflected as costs associated with programs in clinical development as of the date of initiation of clinical testing. Therefore, during 2004, we expect our research and development expenses associated with programs under clinical development to increase, reflecting the transition of these programs into clinical testing.

          General and Administrative Expenses. General and administrative expenses increased to $2.1 million for the three months ended June 30, 2004, from $1.4 million for the same period in 2003, and increased to $3.8 million for the six months ended June 30, 2004 from $2.8 million for the same period in 2003. This increase primarily reflects higher professional service costs related to patent issuances and regulatory compliance, and higher personnel costs.

          Restructure Charges. Restructure charges decreased to $221,000 for the three months ended June 30, 2004, from $2.9 million for the same period in 2003, and decreased to $416,000 for the six months ended June 30, 2004, from $3.2 million for the same period in 2003. The charge for the six months ended June 30, 2004 represents accretion expense of $270,000 due to the passage of time and results from the difference between the fair value of payments in the estimate of the accrued restructure liability compared to the actual rent payments made during the quarter and an additional charge of $146,000 due to updates to our assumptions as to rental income that may be achieved under a sublease arrangement of our Sharon Hill facility. The charges for the three and six months ended June 30, 2003, primarily represent changes in the restructure accrual due to significant changes in our expectations regarding market conditions and sublease assumptions.

     Other Income and Expense

          Investment Income. Investment income decreased to $21,000 for the three months ended June 30, 2004, from $56,000 for the same period in 2003. This decrease resulted from a decrease in the net yield of our cash equivalents. Investment income increased to $145,000 for the six months ended June 30, 2004, from $108,000 for the same period in 2003. This increase resulted from higher average cash balances in 2004 as a result of our financing completed in February 2004, partially offset by lower yields.

          Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $117,000 for the three months ended June 30, 2004, from $360,000 for the same period in 2003 and decreased to $237,000 for the six months ended June 30, 2004, from $722,000 for the same period in 2003. These decreases reflects lower average principal balances as the result of our conversion of approximately $9.4 million of debt owed to Elan into shares of our common stock in September 2003.

Liquidity and Capital Resources

          Our combined cash and cash equivalents increased to $37.4 million at June 30, 2004, compared to $21.1 million at December 31, 2003. For the six months ended June 30, 2004, the principal sources of cash were $23.8 million in net proceeds from the issuance of approximately 10.9 million shares of our common stock in February 2004 and collaborative funding received from partners. Our principal use of cash was $6.9 million to fund our operations during the period.

          Our shareholders’ equity increased to $48.7 million at June 30, 2004, compared to $33.5 million at December 31, 2003. This increase includes net proceeds of $23.8 million from the February 2004 sale of our common stock and the February 2004 acquisition of the minority interest in CellExSys of $750,000, reduced by the net loss during the period of $9.3 million.

          We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents, loan funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

          Our cystic fibrosis product candidate is in a second Phase II clinical trial, our AIDS vaccine candidate is in a Phase I clinical trial and we initiated a Phase I clinical trial for our rheumatoid arthritis product candidate in March 2004. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.

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

          We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine. The term of this collaboration has been extended through December 2006. Assuming that we complete all of the planned development activities, we expect to receive up to $10.7 million in funding from IAVI to cover the costs of this program in 2004. We also have a collaboration with the CF Foundation related to our second Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation is providing funding to the sites conducting this trial to cover their direct costs of the trial.

          We expect that our cash and cash equivalents at June 30, 2004, plus the funding we expected from IAVI to fund 2004 work under our AIDS vaccine collaboration, will be sufficient to fund our operations until at least the beginning of 2006. We believe that this will be sufficient time to complete each of our current clinical trials, evaluate the results, and, assuming satisfactory results, plan or initiate further clinical testing. In August 2006, our $10 million note payable to Biogen becomes due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. We also have a $650,000 loan from Biogen that becomes due in September 2005. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2005 and 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in those years.

     We expect the level of our future operating expenses to be driven by the needs of our product development programs, offset by the availability of funds through partner-funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

Risks Related to Our Business

We expect to continue to operate at a loss and may never become profitable.

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of June 30, 2004, we had an accumulated deficit of approximately $226 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

     In July 2003, we initiated a confirmatory Phase II clinical trial for our cystic fibrosis product candidate in the United States. In December 2003, we initiated a Phase I trial for our AIDS vaccine product candidate in Europe. In March 2004, we initiated a Phase I trial for our rheumatoid arthritis product candidate in the United States and Canada. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

     Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any commercialization activities and facility expansions, if and as required; and

•	the existence and/or outcome of any litigation or administrative proceedings involving intellectual property.

     As of June 30, 2004, we had approximately $37.4 million in cash and cash equivalents. We expect that our cash resources at June 30, 2004 and the funding expected from IAVI to fund 2004 work under our AIDS vaccine collaboration will be sufficient to fund our operations until at least the beginning of 2006. We are evaluating opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

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

     To our knowledge, no gene therapy products have received regulatory approval for marketing from the U.S. Food and Drug Administration, or FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

     The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene and cell therapy products have changed frequently and may change in the future. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or a product candidate may generate unacceptable side affects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the corporate partner that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

If we are unable to obtain or maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

     We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene transfer technology license agreement with Amgen Inc., or Amgen, as the successor to Immunex Corporation, or Immunex, under which we have license rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or non-exclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene transfer technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had and expect to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.

     We believe that we will need to obtain additional licenses to use patents and unpatented technology owned or licensed by others for use, compositions, methods, processes to manufacture compositions, processes to manufacture and purify gene delivery product candidates and other technologies and processes for our present and potential product candidates. If we are unable to maintain our current licenses for third-party technology or obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses typically contain provisions that require us to meet minimum development milestones in order to maintain the license on an exclusive basis for some or all fields of the license. We also have license agreements for some of our technologies, which may require us to sublicense certain of our rights. If we do not meet these requirements, our licensor may convert all or a portion of the license to a nonexclusive license or, in some cases, terminate the license.

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

If we lose IAVI as a partner, we may be unable to develop our AIDS vaccine product candidate.

     We have a collaborative development agreement with IAVI, which expires in December 2006, that we expect to provide us with funding to reimburse research and development and manufacturing expenses we incur in connection with the collaboration. In addition, our collaboration with IAVI provides funding for the Phase I clinical trial for our AIDS vaccine product candidate. A significant portion of our operating and clinical trial expenses are funded through our collaborative agreements with IAVI.

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

     A small number of investors own a significant number of shares of our common stock. As of June 30, 2004, Biogen and Elan and its affiliates each held approximately 12.1 million shares of our common stock, or 14.9% of our current common shares outstanding. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Our future capital-raising activities will likely involve the issuance of equity securities, which will dilute your investment and could result in a decline in the trading price of our common stock.

     Since June 1, 2003, we have issued 18.6 million shares of our common stock in equity financings that have been priced at a discount to the then-current market price of our common stock. These financings were completed in order to fund our research and development programs and for other general corporate purposes. To meet all or a portion of our future funding requirements, we will likely sell additional securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Raising funds through the issuance of equity securities will dilute the ownership of our existing shareholders. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to market price. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Cash and cash equivalents. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At June 30, 2004, we held $37.4 million in cash and cash equivalents, which are primarily invested in a money market fund that invests in securities that, on the average, mature in less than 60 days and a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at June 30, 2004, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2004.

     Notes payable. Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of June 30, 2004, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2004	2005	2006	2007	Total
Maturities of long-term obligations:
Variable rate note	$196,000	$—	$10,000,000	$—	$10,196,000
Fixed rate notes	—	608,000	—	—	608,000
Fixed rate equipment financing	394,000	484,000	140,000	13,000	1,031,000
Other	549,000	—	—	—	549,000

Total	$1,139,000	$1,092,000	$10,140,000	$13,000	$12,384,000

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held an annual meeting of our shareholders on May 20, 2004. Of the 77,244,183 shares outstanding as of the record date for the annual meeting, 72,293,669 shares, or 93.59% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

1)	At the annual meeting, Jack L. Bowman and Jeremy L. Curnock Cook were each elected to serve as Class 1 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified. Each of the incumbent Class 1 directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
Jack L. Bowman	71,545,248	748,421
Jeremy L. Curnock Cook	71,543,267	750,402

2)	A proposal to amend the 1999 Stock Option Plan passed with the following results:

Votes For	Votes Against	Abstain	Broker Non Votes
30,377,643	2,702,902	318,384	38,894,740

3)	A proposal to approve the ratification of Ernst &Young LLP as independent auditors passed with the following results:

Votes For	Votes Against	Abstain
72,006,050	161,706	125,913

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	See the Index to Exhibits included in this quarterly report.

(b)	Reports on Form 8-K.

On April 6, 2004, we filed a current report on Form 8-K announcing a Termination Agreement with Elan Corporation plc that formally concludes the collaboration between the companies through the joint venture Emerald Gene Systems, Ltd.

On April 28, 2004, we filed a current report on Form 8-K to furnish the press release announcing our financial results for the quarterly period ended March 31, 2004.

On June 24, 2004, we filed a current report on Form 8-K announcing (1) the interim results of our Phase II trial for the treatment of cystic fibrosis and (2) the proposed sale of CellExSys, Inc., our majority-owned subsidiary, to Chromos Molecular Systems, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: July 30, 2004	By:	/s/ H. STEWART PARKER

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2004	By:	/s/ TODD E. SIMPSON

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 2.1)	(C)

4.2	First Amendment to Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services, L.L.C. (Exhibit 1.9)	(D)

4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 10.1)	(E)

4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.4)	(F)

4.5	Fourth Amendment to Rights Agreement, dated September 2, 2003, between Targeted Genetics and Mellon Investor Services L.L.C. (Exhibit 4.1)	(G)

10.1	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation plc, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.* (Exhibit 99.2)	(H)

10.2	Agreement and Plan of Merger, dated June 21, 2004, by and among, Chromos Molecular Systems Inc., Chromos, Inc., CellExSys, Inc. and Targeted Genetics

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted based on an application for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.

(C)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form 8-A (No. 0-23930) filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 1, 2003.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on April 6, 2004.