Form 10-Q
period 2004-09-30
TARGETED GENETICS CORP /WA/
filed 2004-11-09
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	81,646,802

(Class)	(Outstanding at October 28, 2004)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2004

i

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,333,000	$21,057,000
Accounts receivable	1,000	166,000
Prepaid expenses and other	781,000	409,000

Total current assets	32,115,000	21,632,000
Property and equipment, net	2,756,000	3,423,000
Goodwill, net	31,649,000	31,649,000
Other assets	863,000	968,000

Total assets	$67,383,000	$57,672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,833,000	$1,271,000
Accrued employee expenses	613,000	1,564,000
Accrued restructure charges	554,000	1,404,000
Deferred revenue	504,000	1,180,000
Current portion of long-term obligations	1,344,000	1,290,000

Total current liabilities	4,848,000	6,709,000
Accrued restructure charges and deferred rent	6,298,000	5,507,000
Long-term obligations	10,235,000	11,227,000
Commitments
Minority interest in preferred stock of subsidiary	—	750,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock, none issued and outstanding at September 30, 2004 and 12,015 shares issued and outstanding at December 31, 2003	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 81,646,802 shares issued and outstanding at September 30, 2004 and 66,206,230 shares issued and outstanding at December 31, 2003	816,000	662,000
Additional paid-in capital	273,800,000	249,399,000
Accumulated deficit	(228,614,000)	(216,582,000)

Total shareholders’ equity	46,002,000	33,479,000

Total liabilities and shareholders’ equity	$67,383,000	$57,672,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue under collaborative agreements	$2,388,000	$5,002,000	$6,469,000	$12,694,000

Operating expenses:
Research and development	4,268,000	3,947,000	13,333,000	12,816,000
General and administrative	1,476,000	1,133,000	5,292,000	3,907,000
Restructure charges	381,000	374,000	797,000	3,554,000

Total operating expenses	6,125,000	5,454,000	19,422,000	20,277,000

Loss from operations	(3,737,000)	(452,000)	(12,953,000)	(7,583,000)
Gain on sale of majority-owned subsidiary	1,006,000	—	1,006,000	—
Investment income	123,000	38,000	268,000	146,000
Interest expense	(116,000)	(366,000)	(353,000)	(1,088,000)

Net loss	$(2,724,000)	$(780,000)	$(12,032,000)	$(8,525,000)

Net loss per common share (basic and diluted)	$(0.03)	$(0.01)	$(0.15)	$(0.16)

Shares used in computation of basic and diluted net loss per common share	81,629,000	61,270,000	78,713,000	54,549,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(12,032,000)	$(8,525,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of majority-owned subsidiary	(1,006,000)	—
Depreciation and amortization	998,000	2,091,000
Non-cash interest expense	211,000	749,000
Changes in assets and liabilities:
Decrease in accounts receivable	165,000	1,145,000
Decrease/(increase) in prepaid expenses and other	(23,000)	4,000
Decrease in other assets	146,000	126,000
Decrease in current liabilities	(35,000)	(616,000)
Decrease in deferred revenue	(676,000)	(3,676,000)
Increase/(decrease) in accrued restructure expenses and deferred rent	(59,000)	2,156,000

Net cash used in operating activities	(12,311,000)	(6,546,000)

Investing activities:
Purchases of property and equipment	(346,000)	(149,000)

Net cash used in investing activities	(346,000)	(149,000)

Financing activities:
Net proceeds from sales of common stock	23,805,000	21,009,000
Proceeds under leasehold improvements and equipment financing arrangements	46,000	159,000
Payments under leasehold improvements and equipment financing arrangements	(918,000)	(961,000)

Net cash provided by financing activities	22,933,000	20,207,000

Net increase in cash and cash equivalents	10,276,000	13,512,000
Cash and cash equivalents, beginning of period	21,057,000	12,606,000

Cash and cash equivalents, end of period	$31,333,000	$26,118,000

Supplemental information:
Common stock issued to Elan for debt conversion	$—	$9,373,000
Cash paid for interest	365,000	409,000
Common stock issued in exchange for minority interest in CellExSys	750,000	—

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

          The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, without audit, according to the rules and regulations of the Securities and Exchange Commission, or SEC. Our condensed consolidated financial statements include the accounts of Targeted Genetics, our wholly owned subsidiaries Genovo, Inc. (inactive) and TGCF Manufacturing Corporation (inactive), and until its sale in July 2004, our majority-owned subsidiary, CellExSys, Inc., or CellExSys. CellExSys was merged into Chromos Molecular Systems, Inc., or Chromos, on July 27, 2004. The condensed consolidated balance sheet as of December 31, 2003, and our results of operations for the three and nine months ended September 30, 2003, do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we did not have operating control of Emerald during those periods. In connection with a termination agreement with Elan effective March 31, 2004, we acquired all of Elan’s equity interest in Emerald. As a result, Emerald became a wholly-owned subsidiary as of March 31, 2004, and is consolidated into our financial statements as of that date. The operations of Emerald terminated during 2002; therefore, the impact of consolidating the accounts of Emerald into our financial results is not significant. We are in the process of dissolving Emerald. All significant inter-company transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the SEC’s rules and regulations. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

          We do not believe that our results of operations for the three and nine months ended September 30, 2004 are necessarily indicative of the results to be expected for the full year.

          The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

2. Long-Term Obligations

          Long-term obligations consisted of the following:

	September 30,	December 31,
	2004	2003
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Equipment financing obligations	879,000	1,501,000
Loan payable to Biogen, due September 2005	650,000	650,000
Chromos advances	—	300,000
Other obligations	50,000	66,000

Total obligations	11,579,000	12,517,000
Less current portion	(1,344,000)	(1,290,000)

Total long-term obligations	$10,235,000	$11,227,000

     Future aggregate principal payments related to long-term obligations are $284,000 for the remainder of 2004, $1,114,000 in 2005, $10,154,000 in 2006, $26,000 in 2007, and $1,000 in 2008.

3. Accrued Restructure Charges

     We record accrued restructure charges as they relate to the leases on our facilities in Bothell, Washington and Sharon Hill, Pennsylvania. In December 2002, we began to pursue options to sublease or terminate our lease on the Bothell facility and in February 2003, we closed our Sharon Hill facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and is computed as the fair value of the difference between the remaining lease payments due on these leases and the estimated sub-lease market rates. These assumptions are periodically reviewed and updated as appropriate and adjustment is made to the accrued restructure charge. We record accretion expense based upon changes in the accrued restructure liability that result from the passage of time and the assumed discount rate of 10% that we use to determine the accrued liability. Accretion expense is recorded on an ongoing basis and is reflected as a charge in the accompanying statements of operations as a restructuring charge.

     If we proceed with further development or commercialization of any of our product candidates, we may need the use of the Bothell facility to fulfill our manufacturing requirements. As a result, we do not currently intend to sublease a portion of the Bothell facility to accommodate our potential manufacturing needs. Net sublease income as it relates to that portion of the facility is expensed ratably as research and development expense over the remaining term of the lease. Further, if we decide to utilize this facility, any remaining accrued restructure charges related to the manufacturing facility will be reversed and recorded as a one-time credit to restructure charges, reflected in the period in which use is resumed. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the Bothell facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges if necessary. Because we compute restructure charges using estimates and assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.

     The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Incurred in	Incurred in	Incurred in	Estimated	Total expected to
Restructure charges	2002	2003	2004	future charges	be incurred
Employee termination benefits	$725,000	$5,000	$—	$—	$730,000
Contract termination costs	1,601,000	5,153,000	797,000	2,678,000	10,229,000
Other associated costs	—	32,000	—	—	32,000

Total	$2,326,000	$5,190,000	$797,000	$2,678,000	$10,991,000

	December 31,				September 30,
	2003	Incurred in	Paid in		2004
Reconciliation	Liability	2004	2004	Adjustments	Liability
Employee termination benefits	$—	$—	$—	$—	$—
Contract termination costs	6,870,000	797,000	(889,000)	—	6,778,000
Other associated costs	—	—	—	—	—

Total	$6,870,000	$797,000	$(889,000)	$—	$6,778,000

     Charges incurred in 2004 represent accretion expense of $385,000 and additional charges of $136,000 due to a change in estimate related to the Sharon Hill facility to reflect our belief that we can not secure a sublease tenant prior to the expiration of the lease and $276,000 related to additional time that we believe it may require to identify a sublease tenant for the portion of our Bothell facility that we intend to sublease. Estimated future charges represent our estimate of the accretion expense throughout the remainder of the lease term.

4. Shareholders’ Equity

     Stock Compensation

          As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants. In addition, we follow the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” which require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. Options and warrants to purchase common stock granted to non-employees are recorded as an expense over their service period based on their fair value, which is determined using the Black-Scholes method. No such options or warrants have been issued during any of the periods presented.

     As allowed by SFAS No. 123, we do not recognize compensation expense on stock options or warrants granted to employees and directors. If we had elected to recognize compensation expense based on the fair market value at the grant dates for stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(2,724,000)	$(780,000)	$(12,032,000)	$(8,525,000)
Proforma stock-based compensation expense	(520,000)	(380,000)	(1,094,000)	(365,000)

Pro forma	$(3,244,000)	$(1,160,000)	$(13,126,000)	$(8,890,000)

Basic net loss per share:
As reported	$(0.03)	$(0.01)	$(0.15)	$(0.16)
Pro forma	(0.04)	(0.02)	(0.17)	(0.16)

On March 31, 2004 the Financial Accounting Standards Board, or FASB, issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or Proposed SFAS No. 123R, which currently is expected to be effective for public companies in periods beginning after June 15, 2005. Under Proposed SFAS No. 123R we would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. Proposed SFAS No. 123R would eliminate our ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and generally would require us to account for these transactions using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the Proposed SFAS No. 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

5. Merger Agreement Between CellExSys, Inc. and Chromos Molecular Systems, Inc.

     On July 27, 2004, Chromos acquired all of the outstanding shares of CellExSys through a merger between CellExSys and Chromos Inc., a wholly owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $2.5 million ($3.4 million Canadian). The debenture bears annual interest of 2% and is payable in two annual installments on the first and second anniversary of the closing.

     Each shareholder of CellExSys will receive a pro rata distribution of Chromos common stock and principal and interest payments received on the debenture, based on the shareholder’s equity interest in CellExSys as of July 27, 2004, the date of closing. We owned approximately 79% of CellExSys at the time of the merger. The debenture is repayable by Chromos at its option in either cash or by the issuance of shares of Chromos common stock, assuming certain limited conditions are met by Chromos. In combination with the shares of Chromos common stock issued at closing, if the debenture is fully paid in shares of Chromos common stock, the shareholders of CellExSys would receive up to a total of 3.5 million shares, which represent approximately 17.2 percent of Chromos, based on issued and outstanding shares of Chromos as of the date of closing. Chromos had funded certain of CellExSys’ operational costs through the closing of the merger in the form of deposits totaling $502,000.

     As a result of the merger, we recorded a gain during the quarter ended September 30, 2004 which is comprised of the following.

Deposits received from Chromos to fund pre-closing operating costs	$502,000
Estimated fair value of merger consideration received	453,000
Net liabilities assumed by Chromos	51,000

$1,006,000

     In accordance with the Merger Agreement, the purchase price is subject to limited adjustment. For a limited period of time, we have agreed to provide certain transition services and assistance to CellExSys, which Chromos will for pay on a monthly basis. We will continue to evaluate the merger consideration received from Chromos for value impairment and will record a reduction in the carrying value if we determine that there is an impairment in value that is deemed to be other than temporary. This evaluation will be based on several factors including the market price of Chromos common stock and the financial condition of Chromos. As of September 30, 2004, we do not believe that there is evidence of an impairment in value that warrants adjustment to our carrying value of the merger consideration.

     The following table presents pro forma results assuming the sale of CellExSys occurred at the beginning of each period presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
As Reported:
Revenue	$2,388,000	$5,002,000	$6,469,000	$12,694,000
Net loss	(2,724,000)	(780,000)	(12,032,000)	(8,525,000)
Net loss per common share (basic and diluted)	(0.03)	(0.01)	(0.15)	(0.16)
Pro Forma:
Revenue	$2,388,000	$5,002,000	$6,469,000	$12,694,000
Net loss	(2,556,000)	(333,000)	(11,003,000)	(6,924,000)
Net loss per common share (basic and diluted)	(0.03)	(0.01)	(0.14)	(0.13)

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

Business Overview

     Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by regulating cellular function at a genetic level. This involves introducing genetic material into target cells and expressing it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes genes, methods of transferring genes into cells, processes to manufacture our lead gene delivery product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and biology, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.

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

     We have an AAV-based product candidate under development for treating cystic fibrosis that is being evaluated in a second Phase II clinical trial that was initiated in July 2003. We designed this trial to enroll up to 100 patients and are conducting it in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. In June 2004, we announced that an independent data monitoring committee, or DMC, met for a scheduled interim analysis of this Phase II clinical trial. Based upon its review, the DMC recommended continuation of the study as planned. The DMC provided its recommendation based upon safety parameters and an analysis of whether or not there was a chance that, upon full patient enrollment, the study could show a statistically significant positive impact on lung function measurements in patients treated with tgAAVCF compared to placebo. We expect to complete patient accrual and dosing by the end of 2004 and to present data from the trial in the first half of 2005. This second Phase II trial follows an initial repeat dosing trial for which we announced final data in June 2003. Data from this trial showed a good safety profile and indicated a statistically significant improvement in lung function at day 30 and a decrease in levels of an inflammatory cytokine at day 14 in patients treated with tgAAVCF when compared to placebo.

     We have an AAV-based prophylactic vaccine candidate for high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS. This program is being developed in a collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and The Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, we initiated a Phase I initial dose escalation safety trial in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. In September 2004, we announced the completion of enrolment and dosing of the 50 volunteers planned for this study. Each participant in this trial received a single injection of the vaccine candidate or placebo and will be monitored for safety and immune response. We will continue to monitor these volunteers in accordance with our clinical trial protocol. After the required follow-up, we will complete analysis of the safety and immune response data and expect to present results in the first half of 2005. As part of the clinical development of the tgAAC09 vaccine, we are also assessing the evaluation of this vaccine in other non-industrialized countries for which this vaccine is designed. In addition, we continue to pursue a multi-component AIDS vaccine strategy that will include AAV-mediated delivery of multiple HIV genes.

     We have an AAV-based product candidate for the treatment of rheumatoid arthritis. In March 2004, we initiated a Phase I clinical trial for this product candidate for treating rheumatoid arthritis. This dose-escalation safety trial is designed to enroll up to 32 patients with rheumatoid arthritis and is being conducted at multiple sites in the United States and Canada. Patients will be monitored for safety and secondarily for improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial and to be able to present data from the trial in the first half of 2005.

     We have developed processes to manufacture our potential products using methods and at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to commercialization. These methods are similar to the methods used to manufacture other biologics. As a result, we evaluated and continue to evaluate opportunities to utilize excess capacity to manufacture biologics for other companies. In March 2003, we entered into a manufacturing services agreement with GenVec, Inc., or GenVec, to manufacture clinical supply of GenVec’s cancer product candidate, an adeno-viral-based gene therapy product. Earlier in 2004, we completed our manufacturing work for GenVec. We also believe that we have established broad capabilities in applying our gene delivery technologies and our development infrastructure into several potential new areas that are beyond the scope of our three core programs under development. We believe that this may enable us to establish new strategic or collaborative relationships with others.

     We believe that a wide range of diseases may potentially be treated, or prevented, with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases that are currently treated using proteins and monoclonal antibodies, or small molecule drugs. These diseases may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Additionally, we believe that there are potential therapeutic applications where a gene-based approach to delivering a therapeutic protein may be preferred due to inherent difficulties in delivering the therapeutic protein itself. Our business strategy is to develop multiple gene delivery systems, which we believe will maximize our product opportunities. Using AAV gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat diseases not fully treatable with current biologic and pharmaceutical drugs. We believe that, if successful, we can establish significant market potential for our product candidates. There currently are no commercially available gene therapy products in the United States.

We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.

     The development of pharmaceutical products, including our possible cystic fibrosis, AIDS and rheumatoid arthritis products discussed above, involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner, and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part I, Item 2 of this quarterly report.

Results of Operations

Revenue

          Revenue. Revenue decreased to $2.4 million for the three months ended September 30, 2004 from $5.0 million for the same period in 2003 and decreased to $6.5 million for the nine months ended September 30, 2004 from $12.7 million for the same period in 2003. Revenues in 2004 primarily reflect revenues earned under our AIDS vaccine collaboration with IAVI and to a lesser degree, revenues earned under our contract manufacturing relationship with GenVec that was completed during the second quarter of 2004. Revenue for the three months ended September 30, 2003 includes $3.4 million of previously deferred payments received under our former collaboration with Biogen that ended in September 2003. Revenue for the nine months ended September 30, 2003 includes $3.9 million of revenue related to the termination of our collaboration with Wyeth Pharmaceuticals, in February 2003 and $5.1 million under our Biogen collaboration.

          We expect that our revenue for the remainder of 2004 will consist primarily of research and development revenue from our collaboration with IAVI. As a result of the conclusion of our former collaborations with Biogen and Wyeth in 2003, we expect total revenue in 2004 to be less than 2003. Our revenue for the next several years will depend on the continuation of the current collaboration with IAVI and our success with entering into and performing under potential new collaborations.

Operating Expenses

          Research and Development Expenses. Research and development expenses increased to $4.3 million for the three months ended September 30, 2004 from $3.9 million for the same period in 2003, and increased to $13.3 million for the nine months ended September 30, 2004 from $12.8 million for the same period in 2003. These increases generally reflect higher costs in our AIDS vaccine and rheumatoid arthritis programs, which moved out of preclinical development and into clinical testing in late 2003 and early 2004. These increases are partially offset by lower research and pre-clinical development costs as a result of our July 2004 sale of CellExSys. As a result, the costs associated with these programs are included in the costs of programs in clinical development, which increased in 2004 compared to 2003.

          The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Programs in clinical development:
Cystic fibrosis	$206,000	$178,000	$658,000	$396,000
AIDS vaccine	1,094,000	—	2,664,000	—
Rheumatoid arthritis	540,000	—	1,446,000	—
Indirect costs	1,528,000	270,000	4,096,000	590,000

Total clinical development program expense	3,368,000	448,000	8,864,000	986,000
Research and preclinical development program expense	900,000	3,499,000	4,469,000	11,830,000

Total research and development expense	$4,268,000	$3,947,000	$13,333,000	$12,816,000

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

          General and Administrative Expenses. General and administrative expenses increased to $1.5 million for the three months ended September 30, 2004, from $1.1 million for the same period in 2003, and increased to $5.3 million for the nine months ended September 30, 2004 from $3.9 million for the same period in 2003. This increase primarily reflects higher professional service costs related to patent issuances and regulatory compliance, and higher personnel costs.

     Restructure Charges. Restructure charges increased to $381,000 for the three months ended September 30, 2004, from $374,000 for the same period in 2003, and decreased to $797,000 for the nine months ended September 30, 2004, from $3.6 million for the same period in 2003. Restructuring charges in 2004 consists of accretion expense and additional charges related to updated assumptions as to rental income that may be achieved under a sublease arrangement of our Sharon Hill facility totaling $136,000 recorded in June 2004 and $276,000 attributable to our Bothell facility recorded in September 2004. We record accretion expense based upon changes in the accrued restructure liability that result from the passage of time and the assumed discount rate of 10% that we use to determine the accrued liability. Accretion expense is recorded on an ongoing basis and is reflected as a charge in the accompanying statements of operations as a restructuring charge. Restructuring charges in 2003 include accretion expense and an additional charge of $2.9 million recorded in June 2003 to reflect changes in our expectations regarding market conditions and sublease assumptions for our Bothell facility.

Other Income and Expense

          Gain on sale of majority-owned subsidiary. On July 27, 2004, Chromos Molecular Systems, Inc., or Chromos, acquired all of the outstanding shares of our majority-owned subsidiary, CellExSys, Inc., or CellExSys, through a merger between CellExSys and Chromos Inc., a wholly-owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian, subject to certain purchase price adjustments. The debenture bears annual interest of 2% and is payable in two annual installments on July 27, 2005 and July 27, 2006. The debenture and the related interest is repayable by Chromos at its option in either cash or by the issuance of shares of Chromos common stock, assuming certain limited conditions are met by Chromos. At the time of the merger, we owned approximately 79% of CellExSys. As a result of the merger, we recorded a gain of $1,006,000 during the quarter ended September 30, 2004 as our share of the merger consideration. This gain is comprised of $51,000 of net liabilities assumed by Chromos, $502,000 received from Chromos to fund pre-closing operating costs and merger consideration with a fair value of $453,000.

          Investment Income. Investment income increased to $123,000 for the three months ended September 30, 2004, from $38,000 for the same period in 2003. This increase resulted from an increase in the net yield of our cash equivalents. Investment income increased to $268,000 for the nine months ended September 30, 2004, from $146,000 for the same period in 2003. This increase resulted from higher average cash balances in 2004 as a result of our financing completed in February 2004.

          Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $116,000 for the three months ended September 30, 2004, from $366,000 for the same period in 2003 and decreased to $353,000 for the nine months ended September

30, 2004, from $1,088,000 for the same period in 2003. These decreases reflect lower average principal balances as the result of our conversion of approximately $9.4 million of debt owed to Elan into shares of our common stock in September 2003.

Liquidity and Capital Resources

     Our combined cash and cash equivalents increased to $31.3 million at September 30, 2004, compared to $21.1 million at December 31, 2003 and our net working capital increased to $27.3 million at September 30, 2004, compared to $14.9 million at December 31, 2003. The principal sources of cash causing both our cash balances and net working capital to increase were $23.8 million in net proceeds from the issuance of approximately 10.9 million shares of our common stock in February 2004 and collaborative funding received from partners. Our principal use of cash was $12.3 million to fund our operations during the period.

     Our shareholders’ equity increased to $46.0 million at September 30, 2004, compared to $33.5 million at December 31, 2003. This increase includes net proceeds of $23.8 million from the February 2004 sale of our common stock and our February 2004 acquisition of the minority interest in CellExSys of $750,000, reduced by the net loss during the period of $12.0 million.

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

     Our cystic fibrosis product candidate is in a second Phase II clinical trial, our AIDS vaccine candidate and our rheumatoid arthritis product candidate are both in Phase I clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.

     We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine. The term of this collaboration has been extended through December 2006. The approved work plan and budget for the AIDS vaccine program provides up to $10.7 million in funding from IAVI to cover the costs of this program in 2004. We do not believe that we will conduct all of the planned work activities during 2004 or to incur all of the associated costs of those work activities and therefore believe that we will not receive the entire $10.7 million in funding set forth in the work plan and budget with IAVI during 2004. As a result, we expect that our overall use of cash for 2004 will increase over 2003 levels by approximately 30% to approximately $16 to $17 million. Several of the activities originally planned for 2004 are now expected to occur in 2005 and will be included in the work plan and budget for 2005, which is currently being determined with IAVI. We also have a collaboration with the CF Foundation related to our second Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation is providing funding to the sites conducting this trial to cover their direct costs of the trial.

     We expect that our cash and cash equivalents at September 30, 2004, plus the funding we expected from IAVI to fund 2004 work under our AIDS vaccine collaboration, will be sufficient to fund our operations until at least the beginning of 2006. We believe that this will be sufficient time to complete each of our current clinical trials, evaluate the results, and assuming satisfactory results, plan or initiate further clinical testing. In August 2006, our $10 million note payable to Biogen becomes due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. We also have a $650,000 loan from Biogen that becomes due in September 2005. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2005 and 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in those years.

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of September 30, 2004, we had an accumulated deficit of approximately $229 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

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

     As of September 30, 2004, we had approximately $31.3 million in cash and cash equivalents. We expect that our cash resources at September 30, 2004 and the funding expected from IAVI to fund 2004 and 2005 work under our AIDS vaccine collaboration will be sufficient to fund our operations until at least the beginning of 2006. We are evaluating opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

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

     We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene transfer technology license agreement with Amgen Inc., or Amgen, as the successor to Immunex Corporation, or Immunex, under which we have license rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or non-exclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene transfer technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had and continue to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.

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

     Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in 2002, although ten patients in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction, two developed leukemia. Serious adverse events, including patient deaths have occurred in clinical trials. Adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.

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

     A small number of investors own a significant number of shares of our common stock. As of September 30, 2004, Biogen and Elan (together with its affiliates) each held approximately 12.1 million shares of our common stock, or approximately 14.9% of our current common shares outstanding. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Cash and cash equivalents. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At September 30, 2004, we held $31.3 million in cash and cash equivalents, which are primarily invested in a money market fund that invests in securities that, on the average, mature in less than 60 days and a short-term bond fund that invests in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at September 30, 2004, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2004.

          Notes payable. Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amounts of the notes payable and equipment financing arrangements approximate fair value because the interest rates on these instruments change with, or approximate, market rates. The following table provides information as of September 30, 2004, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2004	2005	2006	2007	Total
Maturities of long-term obligations:
Variable rate note	$—	$—	$10,000,000	$—	$10,000,000
Fixed rate notes	—	616,000	—	—	616,000
Fixed rate equipment financing	199,000	498,000	154,000	26,000	877,000
Other	85,000	—	—	—	85,000

Total	$284,000	$1,114,000	$10,154,000	$26,000	$11,578,000

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. H. Stewart Parker, our Chief Executive Officer, and Todd E. Simpson, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of the end of the period covered by this quarterly report, have concluded that, as of that date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated by our management, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with the evaluation described above, we identified no significant changes in our internal controls during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in an adverse manner.

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

On July 29, 2004, we filed a current report on Form 8-K to furnish the press release announcing our financial results for the quarterly period ended June 30, 2004.

On August 11, 2004, we filed a current report on Form 8-K announcing the completion of the sale of CellExSys, Inc., our majority-owned subsidiary, to Chromos Molecular Systems, Inc.

On September 14, 2004, we filed a current report on Form 8-K announcing the completion of enrollment of the 50 subjects planned for enrollment in our Phase I clinical trial for our AIDS vaccine candidate.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: November 4, 2004	By:	/s/ H. STEWART PARKER

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2004	By:	/s/ TODD E. SIMPSON

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION

INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the quarter ended June 30, 2002.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.