Form 10-K
period 2004-12-31
TARGETED GENETICS CORP /WA/
filed 2005-03-04
CIK 921114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.01 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $88 million based on the closing price of $1.59 per share of the Registrant’s common stock as listed on the NASDAQ SmallCap Market.
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 1, 2005

Title of Class	Number of Shares

Common Stock, $0.01 par value	85,628,244
DOCUMENTS INCORPORATED BY REFERENCE
      (1) The information required by Part III of this report, to the extent not set forth in this report, is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, the end of the fiscal year to which this report relates.

TARGETED GENETICS CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
      This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, and other statements that are not historical facts. Words such as “may,” “can be,” “may depend,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part II, Item 7 of this annual report.
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
Business Overview
      Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by regulating cellular function at a genetic level. This involves introducing genetic material into target cells and expressing it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes genes, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes related to our lead product development candidates. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.
      Gene therapy products involve the use of delivery vehicles, called vectors, to place genetic material into target cells. Our proprietary vector technologies include both viral and synthetic vectors. Our viral vector development activities, which use modified viruses to deliver genetic material into cells, focus primarily on adeno-associated virus, or AAV, a virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several potential gene therapy products, including each of our product candidates currently under development. Our synthetic vectors deliver genetic material into cells using lipids, which are fatty, water-insoluble organic substances that can promote gene uptake through cell membranes. We believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genetic material into rapidly dividing cells, such as certain types of tumor cells. Although all of our current product development candidates utilize AAV as the delivery vector, we believe that possessing capabilities in both viral and synthetic approaches provides advantages in our corporate partnering efforts and increases the range of our potential products that may reach the market.

      Our most advanced product candidate is tgAAVCF for treating cystic fibrosis. tgAAVCF is being evaluated in a second Phase II clinical trial that was initiated in July 2003. We designed this trial to enroll up to 100 patients and are conducting it in collaboration with the Cystic Fibrosis Foundation, or CF Foundation. In June 2004, we announced that an independent data monitoring committee, or DMC, met for a scheduled interim analysis of this Phase II clinical trial. Based upon its review, the DMC recommended continuation of the study as planned. The DMC provided its recommendation based upon safety parameters and an analysis of whether or not there was a chance that, upon full patient enrollment, the study could show a statistically significant positive impact on lung function measurements in patients treated with tgAAVCF compared to placebo. We expect to present data from the trial in mid to late March of 2005. The primary endpoint in this trial is an improvement in lung function 30 days following initial administration of tgAAVCF. We are also looking for improvement in lung function at day 90, which is 60 days following the administration of a second dose of tgAAVCF, to assess whether any improvement in lung function can be sustained. Review of the primary endpoint, safety and secondary endpoints in the trial will become the basis for determining how, or if, to continue development of tgAAVCF. This second Phase II trial follows an initial Phase II repeat dosing trial for which we announced final data in June 2003. Data from this trial showed a good safety profile and indicated a statistically significant improvement in lung function at day 30 and a decrease in levels of an inflammatory cytokine at day 14 in patients treated with tgAAVCF when compared to placebo.
      We have two product candidates in Phase I clinical trials. The first is tgAAC09 which is an AAV-based prophylactic vaccine intended for use in high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS. This product candidate is being developed in a collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and The Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, IAVI initiated a Phase I dose-escalation safety trial of tgAAC09 in Europe. This trial was designed to enroll up to 50 healthy volunteers who are uninfected with HIV. Each participant in this trial received a single injection of the vaccine candidate or placebo. The primary objective of this study is to evaluate safety of tgAAC09; however, we are also assessing the ability of tgAAC09 to elicit an immune response against the expressed antigen. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. Results also showed that at the doses evaluated in this initial trial, a single administration of tgAAC09 did not elicit a significant immune response. These results support further development of tgAAC09, including clinical evaluation at higher dose levels. We will continue to monitor these volunteers in accordance with our clinical trial protocol and plan to present additional data from this trial in the first half of 2005. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI recently expanded the single-dose Phase I trial to include sites in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates. Additionally, in a non-human primate study, it was demonstrated that antibody and T cell responses can be increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we plan to expand the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. Volunteers who had participated in the Phase I trial will be offered a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we will unblind the study results and plan to report the data from the entire study. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. We also plan to pursue the development of vaccines that contain genetic material to express multiple proteins from HIV, a multivalent approach, which may have the most potential to inhibit HIV entry or replication and thus protect against AIDS progression. Pre-clinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower administration dose levels.
      Our second product candidate in a Phase I clinical trial is an AAV-based product candidate for the treatment of inflammatory arthritis. In March 2004, we initiated a Phase I clinical trial in patients with rheumatoid arthritis. This dose-escalation safety trial was initially designed to enroll up to 32 patients with rheumatoid arthritis to be conducted in up to eight sites in the United States and Canada. In December 2004, we amended the clinical trial protocol to reduce the number of patients to be enrolled into the study to up to 24 patients and expanded the patient population to include patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. This protocol amendment was intended to accelerate patient accrual into the trial and to expand the population of patients that could be studied with this product candidate. Patients will be monitored primarily for safety and we expect to collect data on any improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial and to be able to present data from the trial in mid-2005.
      We have established broad delivery capabilities and a development infrastructure that can be leveraged into several potential new areas in addition to our three programs in clinical development. We believe that this may enable us to establish new strategic or collaborative relationships with others, such as the collaboration that was initiated in December 2004 with Celladon Corporation, or Celladon, to pursue the development of AAV delivered products for the treatment of congestive heart failure and with Sirna Therapeutics, Inc. in January 2005 to pursue the development of AAV delivered products for Huntington’s disease. We have developed processes to manufacture our potential products at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to commercialization. These methods are similar to the methods used to manufacture other biologics. As a result, we can pursue opportunities to utilize excess capacity, when such capacity exits, to manufacture biologics for other companies. For example, in March 2003, we entered into a manufacturing services agreement with GenVec, Inc., or GenVec, to manufacture clinical supply of GenVec’s cancer product candidate, an adenoviral-based gene therapy product. This project was completed in 2004.
      We believe that a wide range of diseases may potentially be treated, or prevented, with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to use gene-based products to treat diseases that are currently treated using proteins and monoclonal antibodies, or small molecule drugs. Some of these diseases may be more effectively treated by gene-based therapies due to their ability to provide a long-term or a localized method of treatment. Additionally, we believe that there are potential therapeutic applications where a gene-based approach to delivering a therapeutic protein may be preferred due to inherent difficulties in delivering the therapeutic protein itself. Our business strategy is to leverage our proprietary intellectual property and AAV development capabilities into multiple product development programs and collaborations to maximize our product opportunities. Using AAV gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat diseases not fully treatable with current biologic and pharmaceutical drugs. We believe that, if successful, our product candidates have significant market potential. Currently, there are no commercially available gene therapy products in the United States, Europe or other principal markets. We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.
      The development of pharmaceutical products, including our cystic fibrosis, AIDS vaccine and inflammatory arthritis product candidates, involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the intended use of the product candidate, and the degree of involvement by a development partner. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part II, Item 7 of this annual report.
      Our business strategy includes:
      Diverse product development pipeline. We have multiple product development programs in various stages of preclinical or clinical development. Each of these product candidates addresses a market where we believe that there is significant medical need for new or improved therapies. We have also been able to leverage our AAV development capabilities and manufacturing infrastructure into additional collaborations focused on the development of product candidates to treat congestive heart failure, Huntington’s disease and hyperlipidemia.
      We are currently focused on the following product development programs:

Development Status

Research &
Product Candidate	Indication	Preclinical	Phase I	Phase II	Phase III	Gene	Delivery System

tgAAVCF	Cystic Fibrosis	xxxxxxxx	xxxxxxxx	xxxxxxxx		CFTR	AAV
tgAAC09	AIDS	xxxxxxxx	xxxxxxxx			HIVgag/pro and others	AAV
tgAAC94	Inflammatory Arthritis	xxxxxxxx	xxxxxxxx			TNFR:Fc	AAV
- - - - -	Hyperlipidemia	xxxxxxxx				VLDLr	AAV
- - - - -	Congestive Heart Failure	xxxxxxxx				SERCA2a	AAV
- - - - -	Huntington’s Disease	xxxxxxxx				HTT RNAi	AAV
      Broad intellectual property portfolio. To date, we have filed or exclusively licensed over 400 patent or patent applications with the United States Patent and Trademark Office, or USPTO, including foreign counterparts of some of these applications in Europe, Japan and other countries. Of these patent applications, over 100 patents have been issued or allowed. This proprietary intellectual property includes genes, formulations, methods of transferring genetic material into cells, processes to manufacture and purify our gene delivery product candidates and other proprietary technologies and processes.
      Significant development and manufacturing expertise. We have developed proprietary manufacturing process for our AAV-based products that utilize processes, operations and equipment common to the biopharmaceutical industry. These processes, operations and equipment are broadly applicable to the production of viral vectors for gene therapy as well as recombinant proteins and monoclonal antibodies. In addition, we have significant expertise in researching and developing gene delivery technologies, including expertise in quality assurance, quality control, general research, regulatory affairs and clinical affairs. We have an established manufacturing facility that complies with current Good Manufacturing Practices. It is our strategy to leverage these development and manufacturing capabilities into new collaboration opportunities which can broaden the application of our technology into additional product opportunities.
      Multiple gene delivery systems to maximize product opportunities. Our experience indicates that different disease targets will require different methods of gene delivery. The best gene delivery method for a particular disease will depend on the gene to be delivered, the type of cell to be modified, the duration of gene expression desired and the need for in vivo (inside the body) or ex vivo (outside the body) delivery. Our primary viral vector development activities focus on AAV vectors, which we and others have shown to be efficient in transferring genetic material to a wide variety of target cells. Because AAV vectors can deliver genetic material in a way that allows for expression of genetic information for long periods of time, we believe that these vectors may have particular utility in treating chronic diseases, such as cystic fibrosis and arthritis, which require long-term expression of the gene that is delivered to the cell. Additionally, the efficient gene transfer in muscle by AAV vectors and the subsequent robust and durable immune response to the expressed foreign gene, may support the development of vaccines capable of conferring protection against a number of infectious diseases. Our synthetic vectors deliver genetic material using lipids. Lipid-based vectors may have advantages in certain applications, such as some types of cancer, in which insertion of genetic material into rapidly dividing cells and shorter-term gene expression may be desired. We believe that using both types of vectors gives us one of the broadest gene delivery technology platforms in the field, and ultimately will give us the flexibility to develop products addressing a much broader range of diseases than we could develop using any single gene delivery system. We also have rights to certain intellectual property relating to adenoviruses, which can also be used to deliver genetic material into cells, and may have utility in settings where short-term and rapid gene expression is needed.

Programs Under Active Development

tgAAVCF for Cystic Fibrosis
      Cystic fibrosis is one of the most common single-gene deficiencies particularly affecting the Caucasian population. According to the Cystic Fibrosis Foundation, CF afflicts approximately 30,000 people in the United States and 70,000 people worldwide. The disease is caused by a defective cystic fibrosis transmembrane regulator, or CFTR gene, which interferes with normal lung function and results in a buildup of mucus in the lungs, leading to chronic infections, scarring of the lung, loss of lung function and early patient death. Current treatments for cystic fibrosis relieve the symptoms of the disease, but do not cure the underlying genetic defect that causes the disease or stop its progression.
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
      In June 2003, we announced the final results of a Phase II clinical trial to explore the safety and potential for improvement in lung function after repeated doses of aerosolized tgAAVCF delivered to the lungs of cystic fibrosis patients. These final results indicated that tgAAVCF met its primary endpoint demonstrating safety and tolerability in this first-ever repeat dosing study for an AAV-gene therapy product to treat cystic fibrosis. In this trial, which was a randomized, double-blind, placebo-controlled clinical trial that included 37 patients with mild cystic fibrosis, patients received treatment at days 0, 30 and 60 of the trial. The results suggested that the aerosolized product, administered via nebulizer to the lung, was safe and well tolerated by patients. Following approvals from an independent data safety monitoring board, the entry criteria for patients included in the clinical trial was reduced successively from 18 years old to 15 years old to 12 years old. No clinically significant differences in adverse events or laboratory safety parameters between placebo and tgAAVCF-treated patients were observed. Patients were also monitored at regular intervals for overall lung function using FEV1, a standard measure of lung function, from two weeks before initial dosing through day 150 of the trial. Results from the trial indicated that patients receiving tgAAVCF showed a statistically significant improvement in FEV1 lung function at 30 days after treatment compared to patients receiving placebo. Levels of IL-8, a cytokine associated with inflammation, were lower in tgAAVCF-treated patients at 14 days after treatment compared to patients in the placebo group. Excellent gene transfer was also observed in all patients tested, as measured by DNA polymerase chain reaction, a method for amplifying a specific AAV-CFTR DNA sequence, on DNA from tissue samples removed from the lung. Gene expression was not observed within the level of detection by the assays used to measure gene expression and AAV-neutralizing antibody response occurred systemically and locally. There was no apparent correlation between the clinical response that patients receiving tgAAVCF experienced with the presence, or levels, of neutralizing antibodies to AAV. In a subset analysis of results from this study, we observed that 22% of the patients receiving tgAAVCF in this trial experienced a 5% or greater sustained improvement in lung function over the 90-day course of treatment. Similar results were not observed in patients receiving placebo in the trial.
      In July 2003, we initiated a larger confirmatory Phase II clinical trial for this cystic fibrosis product candidate. This Phase II, double-blind, randomized, placebo-controlled study, is being conducted through the CF Foundation and its Therapeutics Development Network and includes semi-monthly evaluation of changes in lung function after repeat dosing of tgAAVCF. We are also assessing the impact of tgAAVCF on inflammation and biologic markers over time when compared to placebo. The study will continue to monitor the safety and tolerability profile of the product candidate. A total of 100 patients, 12 years of age and older, will be evaluated, 50 in the treatment group and 50 in the placebo group. Study participants receive two doses of tgAAVCF delivered via a nebulizer at day 0 and day 30 of the study and will be evaluated for a total of 90 days. Study participants are monitored for safety for seven months after the last dose. In June 2004, we announced that an independent data monitoring committee, or DMC, met for a scheduled interim analysis of this Phase II clinical trial. Based upon its review, the DMC recommended continuation of the study as planned. The DMC provided its recommendation based upon safety parameters and an analysis of whether or not there was a chance that, upon full patient enrollment, the study could show a statistically significant positive impact on lung function measurements in patients treated with tgAAVCF compared to placebo. We expect to present data from the trial in mid to late March of 2005. The primary endpoint in this trial is an improvement in lung function 30 days following initial administration of tgAAVCF. We are also looking for improvement in lung function at day 90, which is 60 days following the administration of a second dose of tgAAVCF, to assess whether any improvement in lung function can be sustained. Review of the primary endpoint, safety and secondary endpoints in the trial will become the basis for determining how, or if, to continue development of tgAAVCF.

AIDS Vaccine
      According to the World Health Organization, more than 40 million people worldwide suffer from AIDS or are infected with HIV, nearly all of whom are expected to die from AIDS-related complications within the next two decades. Approximately five million men, women and children worldwide were newly infected with HIV in 2003. More than 20 million people have died from AIDS, which now kills more people worldwide than any other infectious disease. While current drug therapies such as protease inhibitors and reverse transcriptase inhibitors have helped many patients with AIDS to manage their disease, these therapies have not been shown to be curative, have significant and often treatment-limiting side effects and are costly. We believe that a vaccine to protect against the progression of HIV infection to AIDS could have significant market potential. To date, no company has applied for regulatory approval of a prophylactic AIDS vaccine, although several vaccines are under clinical development.
      We are collaborating with IAVI and CCRI to develop a vaccine to protect against the progression of HIV to AIDS. The vaccine utilizes our AAV vectors to deliver multiple HIV genes that express viral proteins. Under the terms of this collaboration, IAVI is funding work at Targeted Genetics and at CCRI focused on preclinical and clinical development of a vaccine candidate. IAVI coordinates, manages and funds the clinical development activities of vaccine candidates developed under the collaboration. We have the right to commercialize in industrialized countries any vaccine that may result from this development collaboration. Under the terms of the collaboration, we have a qualified right to manufacture the vaccine for non-industrialized nations for IAVI. The section below entitled “Research and Development Collaborations” provides a detailed description of this collaboration.
      Under this vaccine approach, we use an AAV vector to deliver genetic material from the HIV genome to muscle cells in a healthy individual. The objective of this vaccine is to express HIV viral genes as proteins by the muscle cells. The HIV proteins are detected by the immune system to elicit a strong immune response against HIV without exposing the vaccinated individual to HIV. Based on our preclinical animal studies, we believe that an AAV-based vaccine containing HIV genes could allow for gene expression of HIV proteins in vivo, thereby eliciting a robust and sustained immune response. Further, data from studies in nonhuman primates suggest that this vaccine approach may hold significant promise by triggering both an antibody and a T-cell immune response. Monkeys immunized with AAV vectors carrying SIV genes, the primate equivalent of HIV, develop immune responses that provide protection against disease progression after challenge with a pathogenic SIV virus. These data and additional preclinical data support the Phase I clinical trials in humans.
      In December 2003, IAVI initiated a Phase I dose-escalation safety trial of tgAAC09 in Europe. This trial was designed to enroll up to 50 healthy volunteers who are uninfected with HIV. Each participant in this trial received a single injection of the vaccine candidate or placebo. The primary objective of this study is to evaluate safety of tgAAC09; however, we are also assessing the ability of tgAAC09 to elicit an immune response against the expressed antigen. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. Results also showed that at the doses evaluated in this initial trial, a single administration of tgAAC09, did not elicit a significant immune response. These results support further development of tgAAC09, including clinical evaluation at higher dose levels. We will continue to monitor these volunteers in accordance with our clinical trial protocol and plan to present additional data from this trial in the first half of 2005.
      The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI recently expanded the single-dose Phase I trial to include sites in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates. Additionally, in a nonhuman primate study, it was demonstrated that antibody and T cell responses can be increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we plan to expand the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. Volunteers who had participated in the Phase I trial will be offered a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we will unblind the study results and plan to report the data from the entire study.
      While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. We also plan to pursue the development of vaccines that contain genetic material to express multiple proteins from HIV, a multivalent approach, which may have the most potential to inhibit HIV entry or replication and thus protect against AIDS progression. Preclinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower administration dose levels.

Inflammatory Arthritis
      Rheumatoid arthritis, or RA, is a chronic disease that causes pain, stiffness, swelling and loss of function in the joints and inflammation in other organs. According to the Arthritis Foundation, RA affects more than two million people in the United States, with disease onset occurring most frequently in people between the ages of 25 and 50. While the exact cause of the disease remains unknown, autoimmune and inflammatory processes lead to chronic and progressive joint damage. Researchers have found that the cytokine called tumor necrosis factor-alpha, or TNFα, plays a pivotal role in this disease process and have shown anti-TNFα therapies to be a valuable strategy to treat RA. Psoriatic arthritis, or PsA, and ankylosing spondylitis, or AS, are similar chronic inflammatory diseases mediated by TNFα. AS, a progressive inflammatory disease involving the spine and associated soft tissues, may also result in arthritis in the peripheral joints. All three forms of inflammatory arthritis (RA, PsA and AS) are currently treated with protein therapies such as Amgen Inc.’s etanercept; a variety of systemic treatments, including steroid and non-steroid anti-inflammatory drugs, and monoclonal antibody therapies such as Johnson and Johnson’s infliximab and Abbott’s adalimumab; and other drugs such as methotrexate and cyclosporine. According to the publication “Medical Advertising News”, the estimated worldwide market for anti-TNFα therapies and other biologics for the treatment of rheumatoid arthritis is expected to reach $7 billion by 2011.
      TNFα is a critical component of the inflammatory process launched as part of the immune response to a variety of perceived bodily threats such as infection, injury, and other disease. While anti-TNFα therapies are now widely used in the treatment of inflammatory arthritis, there are a number of patients on systemic anti-TNFα therapies who do not fully respond to those therapies and still have one or several joints that cause them pain or impact their daily lives. We are developing a locally delivered AAV-based anti-TNFα product as a potential supplement to systemic protein therapy for use in patients with inflammatory arthritis where one or several joints do not respond to systemic protein therapy. We believe that local administration of a DNA sequence encoding an anti-TNFα protein may be a potentially useful supplement to currently used drugs in a number of inflammatory conditions. The characteristics of AAV vectors make them well suited for delivery of genetic material to joints and other local environments. In addition, a locally administered anti-TNFα therapy could also be useful in patients with a limited number of joints impacted by RA who may not require systemic therapy.

      Our product candidate, tgAAC94, is comprised of an AAV vector that contains a gene that encodes the soluble anti-TNFα protein TNFR:Fc. In preclinical animal models, we have administered AAV-rat TNFR:Fc into rats with experimentally induced RA. Data from these animal studies have shown that a single injection of a vector carrying the soluble TNFR gene into the ankles of arthritic rats resulted in a significant reduction in ankle and hind paw swelling as measured by arthritis index scores. Data also suggest that animals treated in a single joint experienced a reduction in swelling in both the treated joint as well as the contra-lateral joint. Following injection to the joint, we observed beneficial results without accompanying elevated levels of systemic protein expression. These results suggest, at least in animal models, that a systemic benefit may be possible with this treatment approach from a localized injection.
      In March 2004, we initiated a Phase I clinical trial in patients with rheumatoid arthritis. This dose-escalation safety trial was initially designed to enroll up to 32 patients with rheumatoid arthritis to be conducted in up to eight sites in the United States and Canada. In December 2004, we amended the clinical trial protocol to reduce the number of patients to be enrolled into the study to up to 24 patients and expanded the patient population to include patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. This protocol amendment was intended to accelerate patient accrual into the trial and to expand the population of patients that could be studied with this product candidate. Patients will be monitored primarily for safety and we expect to collect data on any improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial and present data from the trial in mid-2005.

Hyperlipidemia
      We are exploring gene therapies for cardiovascular disease by applying our AAV vector technology to treating hyperlipidemia, the elevation of lipids, or fats, such as cholesterol in the bloodstream. Approximately four million people in the United States have a genetic predisposition to some form of hyperlipidemia, such as familial hypercholesterolemia, familial combined hyperlipidemia and polygenic hypercholesterolemia. Approximately 10% of these patients have severe forms of the disease and do not respond to standard drug therapy, such as statins. If untreated, disease progression can lead to morbidity and death from heart attack or stroke. As part of our acquisition of Genovo, Inc. in 2000, we acquired a product development program aimed at assessing the delivery of genetic material to treat dyslipidemia, a condition of increased levels of LDL-type cholesterol. We have an ongoing collaboration with an academic laboratory to assess the potential clinical utility of AAV vector product candidates for treating hyperlipidemia. We have exclusive rights to certain intellectual property related to the use of AAV-based gene therapy for treating hypercholesterolemia.

Congestive Heart Failure
      In December 2004, we entered into a collaboration with Celladon to develop AAV delivered product candidates for congestive heart failure, or CHF, by applying our AAV vector technology to deliver genetic material that can impact the contractility of the heart muscle. It is estimated that approximately five million people in the United States have some form of CHF with approximately 550,000 new cases reported annually. CHF leads to approximately 300,000 deaths annually in the United States. Current therapies for patients with CHF include ACE inhibitors, beta blockers, implanted mechanical assist devices and others. The gene therapy-based approach is directed toward improving or restoring normal cardiac function by delivering genetic material that can impact the pathways that regulate contractility of the heart. We are producing and evaluating gene-based drug candidates with Celladon that utilize our AAV delivery platform to deliver the SERCA2a gene and phospholamban gene variants, both believed to play a central role in the contractility of the heart.

Huntington’s Disease
      In January 2005, we entered into a collaboration with Sirna Therapeutics, Inc., to develop a gene therapy product candidate for the treatment of Huntington’s Disease, or HD. HD is a degenerative brain disorder for which there is, at present, no effective treatment or cure. According to the National Institute of Neurological Disorders and Stroke, 30,000 people in the United States have HD, and at least another 150,000 are at risk for developing the disease. HD results from degeneration of neurons in certain areas of the brain. This degeneration causes uncontrolled movements, loss of intellectual faculties, and emotional disturbance. HD typically begins in mid-life, between the ages of 30 and 45, though onset may occur as early as the age of 2. Children who develop the juvenile form of the disease rarely live to adulthood. The focus of this collaboration will be the development of an AAV-vector encoding short interfering RNA, or siRNA, to inhibit gene expression of the huntingtin gene. RNAi is a mechanism used by cells to regulate the expression of genes and replication of viruses. The RNA interference mechanism uses siRNA to induce the destruction of target RNA using naturally occurring cellular protein machinery. Through this mechanism, our objective is to interfere with the expression of the huntingtin protein that is believed to be the cause of HD and stop or slow progression of the disease.

Programs Not Under Active Development
      In addition to our core product development programs in cystic fibrosis, inflammatory arthritis, AIDS prophylaxis, hyperlipidemia, congestive heart failure and Huntington’s disease, we have generated proof of concept data in several other diseases. We believe that several of these programs provide opportunities for establishing development partnerships that may provide us with additional revenue or sources of funding. We are not pursuing the further development of these programs unless and until we can secure other sources of funding for them.

Cancer
      Cancer arises from the disruption of normal cell growth and division, which are regulated by cellular proteins and genes. E1A is a gene derived from a common virus called an adenovirus that appears to have several anti-tumor characteristics. We recognized that if E1A could be delivered into cancerous cells, its ability to influence gene expression might be useful in slowing the growth of tumors and sensitizing them to chemotherapeutic drugs or radiation. We have completed a series of clinical studies in which we delivered E1A using a synthetic delivery system called DC-Cholesterol. We have also pursued the development of new formulations of E1A, which we believe have the potential to target cancer cells when administered systemically. One of these formulations in preclinical development, tgLPD-E1A, uses LPD technology and results in the formation of stable DNA particles of a small and defined size encapsulated in a lipid shell. This formulation appears to significantly contribute to the stability of the compound and enables vector particles delivered via intravenous administration to travel throughout the body with greatly reduced rates of degradation, thus improving gene transfer efficiency. We believe that this condensed DNA delivery platform provides the basis for developing a systemic delivery system for administering E1A or other genetic material to tumors.
      During 2002, we suspended further clinical development of our cancer program to focus our activities on our AAV-based development programs. We may resume development of our oncology program, but do not plan to do so until we can find other sources of funding for the program.

Hemophilia
      Hemophilia is a hereditary disorder caused by the absence or severe deficiency of blood proteins that are essential for proper coagulation. In the case of hemophilia A the missing protein is Factor VIII and in the case of hemophilia B, the missing protein is Factor IX. Hemophilia patients face chronic and spontaneous, uncontrolled bleeding that can lead to restricted mobility, pain and, if left untreated, death. Serious, acute bleeding incidents are generally treated by administering either manufactured or naturally-derived coagulation proteins. Because both manufactured and naturally-derived coagulation proteins are expensive, protein therapy is generally limited to treating acute bleeding episodes in patients with hemophilia. Further, proteins derived from human serum may carry blood-borne pathogens such as HIV, Epstein Barr virus and hepatitis C.

      We have generated proof of concept data for Factor VIII gene therapy in mouse models of hemophilia A and for Factor IX gene therapy in mouse and dog models of hemophilia B. In these models, the use of AAV vectors to deliver the Factor VIII or Factor IX gene resulted in decreased bleeding times for extended periods of time. We had been developing our Factor VIII gene therapy with Wyeth Pharmaceuticals, or Wyeth. However, in November 2002, Wyeth notified us of its decision to terminate our development collaboration. We entered into an agreement for the termination of the collaboration in February 2003. We have suspended further development of this program until we obtain other sources of funding.

Programs Developed by a Third Party

Interferon Beta
      As part of our collaboration with Biogen, Inc., or Biogen, which concluded in 2003, we provided Biogen with limited manufacturing process development support for its product development program directed at treating glioma using an adenoviral vector to deliver the gene for interferon beta. Interferon beta is a potent stimulator of the immune system, and sustained expression of this protein at the site of brain tumors may help the body rid itself of cancer cells. Prior to the merger of Biogen and IDEC Pharmaceuticals in November 2003, Biogen had licensed its rights to this program to IDEC as part of a co-development agreement covering multiple oncology product development programs. Based on the initial results of clinical trials conducted by Biogen, the further development of this glioma product candidate was discontinued by Biogen to pursue development activities towards targeted indications in malignant pleural effusions and liver metastases of colorectal cancer. We are entitled to receive royalties on future product sales by Biogen of product commercialized based on adenoviral delivery of interferon beta.

Gene Therapy
      Overview. Gene therapy is an approach to treating or preventing genetic and acquired diseases that involves introducing genetic material into target cells to modulate disease conditions. To be transferred into cells, a gene is incorporated into a delivery system called a vector, which may be either viral or synthetic. The process of gene transfer can be accomplished ex vivo, whereby cells are genetically modified outside of the body and infused into the patient, or in vivo, whereby vectors are introduced directly into the patient’s body.
      Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Proteins are fundamental components of all living cells and are essential to controlling cellular structure, growth and function. Cells produce proteins from a set of genetic instructions encoded in DNA, which contain all the information necessary to control cellular biological processes. DNA is organized into segments called genes, with each gene containing the information required to express a protein. When a gene, or genetic material is expressed, the sequence of DNA is transcribed into RNA, which is then translated into a sequence of amino acids that constitutes the resulting protein.
      An alteration in the gene, or an absence of specific genes, causes proteins to be over-produced, under-produced, or produced incorrectly, any of which events may cause disease. These diseases include cystic fibrosis, in which a defective protein is produced, inflammatory arthritis, in which an important protein is over-produced, and hemophilia, in which a protein is under-produced. Deficient or absent genes can also cause cells to incorrectly regulate gene expression, which can cause diseases such as certain types of cancer and inflammatory disease. Gene therapy may be used to treat disease by replacing the missing or defective gene to facilitate the normal protein production or gene regulation capabilities of cells. In addition, gene delivery may be used to enable cells to perform additional roles in the body. For example, by delivering DNA sequences that encode proteins that are usually not expressed in the target cell and conferring new function to these cells, gene therapy could enhance the ability of the immune system to fight infectious diseases or cancer. Gene therapy may also be used to inhibit production of undesirable proteins or viruses that cause disease, by suppressing expression of their related genes within cells.

      A key factor in the progress of gene therapy has been the development of safer and more efficient methods of transferring genes into cells. A common gene delivery approach uses modified viruses to transfer the desired genetic material into a target cell. The use of viruses takes advantage of their natural ability to introduce genetic material into cells and, once present in the target cell, to use the cell’s metabolic machinery to produce the desired protein. In some gene therapy applications, viruses are genetically modified to inhibit the ability of the virus to reproduce itself. Successful viral gene transfer for diseases requiring long-term gene expression involves meeting a number of essential technical requirements, including the ability of the vector to carry the desired genetic material, transfer the genetic material into a sufficient number of target cells and enable the delivered genetic material to persist in the host cell and produce proteins for a long duration. We are using viral vectors such as AAV for potential gene therapy applications requiring long-term gene expression.
      AAV Viral Vectors. With our scientific collaborators, we have developed significant expertise in designing and using AAV vectors in gene therapy. We believe that our AAV vectors are particularly well suited for treating a number of diseases for the following reasons:

•	AAV does not appear to cause human disease;

•	our AAV vectors do not contain viral genes that could produce unwanted cellular immune responses leading to side effects or reduced efficacy;

•	AAV vectors can introduce and express genetic material into non-dividing or slowly dividing cells;

•	AAV vectors can persist in the host cell, generally without integration into the host cell genome, to provide relatively long-term gene expression; and

•	our AAV vectors can be manufactured by methods commonly utilized in the manufacture of other biopharmaceutical products.
      We are building our proprietary position in AAV-based technology through our development or acquisition of rights to inventions that:

•	provide important enhancements to AAV vectors;

•	demonstrate novel approaches to the use of AAV vectors for gene therapy; and

•	establish new and improved methods for large-scale production of AAV vectors.
      We have conducted preclinical experiments to assess the potential for using AAV vectors to deliver therapeutic genetic material to a variety of target cells, including joints, muscles, the lung, the liver and the cardiovascular system. We are currently developing three product candidates that utilize AAV as the delivery vector: a cystic fibrosis treatment, an AIDS vaccine and an arthritis treatment and have entered into collaborations focused on the development of other product candidates.
      Synthetic Vectors. Synthetic vector systems generally consist of DNA incorporating the desired gene, combined with various compounds designed to enable the DNA to be taken up by the host cell. Synthetic in vivo gene delivery approaches include:

•	injecting pure plasmid, or “naked,” DNA in an aqueous solution;

•	encapsulating genetic material into lipid carriers such as liposomes, which facilitate the entry of DNA into cells;

•	combining negatively charged DNA with positively charged, or cationic, lipids; and

•	directing DNA to receptors on target cells by combining the gene with molecules, or ligands, that bind to the receptors.
      While we are not currently developing any product candidates using synthetic vectors, we have exclusive rights to a significant body of synthetic gene delivery technology based on cationic lipids. These synthetic vectors, such as DC-Cholesterol, are formulated by mixing negatively charged DNA with positively charged cationic lipids, which promotes uptake of genetic material by cells. These vectors appear to have a good safety profile for use in vivo. We believe that synthetic vectors have several characteristics that make them particularly well-suited for treating certain diseases, including:

•	ability to transfer relatively large segments of DNA;

•	ability to deliver genetic material in rapidly dividing or non-dividing cells; and

•	ability to target to specific cell receptors.
Cell Therapy
      In 2000, we established CellExSys, Inc., CellExSys, a majority-owned subsidiary, to further develop our ex vivo cell therapy capabilities. We formed CellExSys to pursue opportunities to separately fund and develop our ex vivo cell therapy technologies which were no longer within our core focus of gene-based therapies. CellExSys’ portfolio of intellectual property included patents and patent applications relating to modification of T-cells with chimeric receptors, the use of T-cells as gene delivery vehicles and other proprietary technologies related to cell therapy.
      In July 2004, Chromos Molecular Systems, Inc., Chromos, acquired all of the outstanding shares of CellExSys through a merger between CellExSys and Chromos Inc., a wholly owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian (approximately $2.5 million U.S. at the time of closing). The debenture bears annual interest of 2% and is payable in two annual installments on the first and second anniversary of the closing. The debenture is repayable by Chromos at its option in either cash or by the issuance of shares of Chromos common stock, assuming certain limited conditions are met by Chromos. In combination with the shares of Chromos common stock issued at closing, if the debenture is fully paid in shares of Chromos common stock, the shareholders of CellExSys would receive up to a total of 3.5 million shares of Chromos common stock. We owned approximately 79% of CellExSys at the time of the merger.
      As a result of the merger, we recorded a gain totaling $1.0 million during 2004 and periodically monitor our investment in Chromos common stock and the debenture for impairment in value. For a limited period of time, we have agreed to provide certain transition services and assistance to CellExSys, which Chromos pays for on a monthly basis.
Research and Development Collaborations
      We have entered into various collaborations with pharmaceutical and biotechnology companies, and a non-profit organization to develop several of our product candidates. Our collaborations typically provide us with reimbursement of research and development costs, together with funding through purchases of our equity securities, loans, payments of milestone fees or direct funding of clinical trial costs. If the product candidate covered by the collaboration is successfully commercialized, we are generally entitled to manufacturing and royalty-based revenue. Substantially all of our revenue, and substantially all of our expected revenue for the next several years, is derived from our product development collaborations. We have ongoing collaborations with IAVI, the CF Foundation, Celladon and Sirna.

International AIDS Vaccine Initiative
      In 2000, we entered into a three year research collaboration with IAVI and CCRI to develop an AIDS vaccine for use in non-industrialized countries. Effective December 2003, this collaboration was extended through the end of 2006. In January 2005, the principal investigator at CCRI involved in our collaboration assumed a position at The Children’s Hospital of Philadelphia and he will continue to participate in the collaboration. Under the terms of this public-private collaboration, IAVI funds work at Targeted Genetics and at CCRI focused on development and preclinical studies of a vaccine candidate. IAVI also coordinates and funds the cost of clinical trials conducted under the collaboration. We have the right to commercialize any vaccine that may result from this development collaboration in industrialized countries, and we have a qualified right, subject to IAVI’s determination that our prices are reasonable, to manufacture the vaccine for non-industrialized nations and sell it to IAVI at full cost of manufacturing plus a reasonable public sector profit.
      The vaccines, which will utilize our AAV vectors to deliver selected HIV genes, are designed to elicit a protective immune response against HIV and prevent its progression to AIDS. We anticipate that these vaccines, if successfully developed, would be provided to the developing countries of the world through the public health sector which includes organizations such as the World Health Organization and IAVI. IAVI funds our development activities based upon an agreed upon annual work plan and budget. Under the terms of the agreement any of the parties can terminate this collaboration, without cause, with ninety days advance notice. If IAVI terminates the collaboration for certain reasons, including our failure to continue to develop an AIDS vaccine, IAVI has the right to develop and commercialize AIDS vaccines utilizing intellectual property owned by us for use in manufacturing and commercializing AIDS vaccines in the developing and developed world. IAVI however does not have this termination right if the reason for the termination is due to our failure to continue to develop an AIDS vaccine because IAVI has stopped funding the development program.
      During 2005, we plan to coordinate efforts to complete the ongoing Phase I clinical trial of tgAAC09 and pursue the development of additional AIDS vaccine development candidates. We expect that these vaccine candidates will include vaccines which are based on different serotypes, or strains, of AAV which are believed to be more efficient delivery systems for gene-based vaccines to muscle. Additionally, we plan to pursue the development of vaccines that contain genetic material to express multiple proteins from HIV, a multivalent approach, which may have the most potential to inhibit HIV entry or replication and thus protect against AIDS progression. Through December 31, 2004, we have earned $20.3 million in research and development revenue from IAVI under this collaboration. Assuming full implementation of the program work plan, we expect to receive up to $5.6 million of research and development funding from IAVI in 2005.
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

Cystic Fibrosis Foundation
      In April 2003, we established a collaboration with the CF Foundation related to our current Phase II clinical trial for our product candidate for treating cystic fibrosis. The CF Foundation has agreed to provide funding of approximately $1.7 million directly to the sites conducting the study to cover their direct trial costs. In return for funding of the external trial costs by the CF Foundation, we have agreed to provide the CF Foundation with a multiple of their funding contribution from future sales of this product candidate, if the product candidate is commercialized. This agreement is limited to the current Phase II clinical trial.

Celladon Corporation
      In December 2004, we established a collaboration with Celladon to develop AAV based approaches to treating congestive heart failure, or CHF. Under the collaboration, Celladon is providing its proprietary intellectual property including the SERCA2a gene or phospholamban variant genes that are believed to be capable of mediating the contractility of the heart muscle. We are contributing our propriety AAV technology for use in the field of CHF to deliver these and other genes of interest to the heart. In connection with the formation of this collaboration, we received $6 million cash from the sale of our common stock to investors of Celladon. The proceeds were recorded in equity at the fair value of the common stock which approximated market value. In connection with our collaboration agreement with

Celladon, we have agreed to contribute up to $2 million to support development activities under the collaboration. Our contribution will consist primarily of internal development and manufacturing efforts at rates agreed to by the parties. Under this collaboration, we are entitled to receive payments for our research and development efforts above $2 million, development milestones, royalties on sales and manufacturing profits on potential future products that result from the collaboration.

Sirna Therapeutics, Inc.
      In January 2005, we established a collaboration with Sirna to develop AAV based approaches to treating Huntington’s Disease. Under the collaboration, Sirna is providing its proprietary intellectual property surrounding siRNA thought to be capable of silencing the expression of the huntingtin protein, which is thought to cause this neurodegenerative disease. We are applying our proprietary AAV technology for use in this field to deliver siRNA’s to the brain. We, and Sirna, have agreed to co-develop product candidates under the collaboration and to share the costs of development. We expect that a substantial portion of our development costs will consist primarily of internal development and manufacturing efforts. Similarly, we have agreed to share any potential future revenues that result from the collaboration with Sirna.
Former Collaborations

Biogen, Inc.
      In connection with our acquisition of Genovo in 2000, we established a three-year, multiple-product development and commercialization collaboration with Biogen. This collaboration ended in September 2003 upon the completion of the development period.
      Under this collaboration, Biogen paid us $8 million in research funding and upfront payments and $1 million per year in research and development funding over the initial three-year development period. Biogen also agreed to provide us with loans of up to $10 million and to purchase up to $10 million of our common stock under an equity purchase commitment, each at our discretion. During 2001, we borrowed $10 million from Biogen under the loan commitment. The loan is due in August 2006 and bears interest at the one-year LIBOR rate plus 1%, reset quarterly. In 2002, we raised $4.0 million through the sale of 5,804,673 shares of our common stock to Biogen at a price of $0.69 per share and in August 2003, we raised $4.8 million through the sale of 2,515,843 shares of our common stock to Biogen at a price of $1.91 per share. The equity purchase commitment with Biogen has expired.
      Upon the completion of this development collaboration in September 2003, we recognized $2.6 million in revenue which represented the remainder of previously deferred payments received from Biogen. Through December 31, 2003, we earned $11.0 million in revenue from Biogen under this collaboration and have received $18.8 million in proceeds from the issuance of debt and equity securities.

Wyeth
      In 2000, we entered into a collaboration with Wyeth to develop AAV vector-based gene therapy products for treating hemophilia A and, potentially, hemophilia B. In November 2002, Wyeth elected to terminate this hemophilia collaboration and related agreements. Under the terms of our agreements with Wyeth, all rights that we granted or otherwise extended to Wyeth related to the hemophilia technology have returned to us. In connection with the termination of our collaboration with Wyeth, we entered into a settlement agreement with Wyeth in 2003, and received $3.2 million in settlement of outstanding expenses that we incurred under the collaboration and as an early termination payment.
      Through December 31, 2003, we earned $18.4 million in upfront fees, research and development revenue and termination fees from Wyeth under this collaboration.

Emerald Gene Systems, Ltd.
      In 1999, we formed Emerald Gene Systems, Ltd., or Emerald, our joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation plc, or Elan. We and Elan formed Emerald to develop enhanced gene delivery systems. The initial three-year development period for Emerald ended during 2002. Since 2002, Emerald has had no operating activities and was dissolved. We and Elan funded the expenses of Emerald in proportion to our respective ownership interests. Through the completion of Emerald’s operating activities, we had provided $7.5 million of cash funding to the Emerald joint venture. Emerald reimbursed each company for the costs of research and development and related expenses, plus a profit percentage.
      On March 31, 2004, we entered into a termination agreement with Elan. The termination agreement provided for, among other things, our acquisition of Elan’s equity interest in Emerald, the termination of technology license agreements between Emerald and both Targeted Genetics and Elan in accordance with the original terms of those license agreements, the full conversion of the Series B preferred stock held by Elan into shares of our common stock, and certain restrictions under which Elan could sell its holdings in our common stock. Elan also waived its right to nominate a director to our board of directors. In accordance with the termination agreement, the Series B preferred stock was converted into 4.33 million shares of our common stock. Following conversion of the Series B preferred stock, Elan held approximately 12.1 million shares of our common stock. Under the termination agreement Elan is permitted to trade these shares of our common stock in quantities equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.
      Prior to the termination agreement with Elan, we owned 80.1% of Emerald’s common stock and 80.1% of Emerald’s preferred stock and Elan owned the remaining 19.9% of Emerald’s common and preferred stock. The common stock of Emerald held by Elan was similar in all respects to the common stock held by us, except that the common shares held by Elan did not have voting rights, but have been converted into voting common shares at Elan’s election. Although we held 100% of the voting stock, Elan and its subsidiaries had retained significant minority investor rights that are considered participating rights under the Financial Accounting Standards Board, or FASB, Emerging Issues Task Force, or EITF, Bulletin 96-16, Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Because Elan’s participating rights prevented us from exercising control over Emerald, we did not consolidate the financial statements of Emerald until we became the 100% owner, but instead accounted for our investment in Emerald under the equity method of accounting.
      As part of our agreements related to Emerald, Elan provided us funding as follows:

•	Elan purchased $5 million of our common stock in 1999 upon execution of the joint venture agreements and purchased an additional $5 million of our common stock in 2000;

•	During 2001 and 2002, we drew an aggregate amount of $7.9 million under a $12 million convertible note commitment by Elan to fund a portion of our investment in Emerald, which convertible note commitment has now expired. In 2003, we elected to convert the entire outstanding principal and interest under this note commitment, which totaled $9.4 million, into 5,203,244 shares of our common stock in accordance with the original terms of the note; and

•	In 1999, upon execution of the joint venture agreements, Elan received shares of our Series B convertible preferred stock valued at $12 million in exchange for our 80.1% interest in Emerald.
      We also had collaborations with Celltech Group plc and with Genzyme that both ended in 2002. Research and development expenses for our internally-funded research and development activities were $10.2 million in 2004, $10.1 million in 2003 and $14.7 million in 2002. Research and development expenses for our externally-funded research and development activities were $7.1 million in 2004, $7.1 million in 2003 and $14.7 million in 2002.

Licensing Arrangements

Alkermes, Inc.
      In 1999, we entered into a license agreement with Alkermes, Inc., or Alkermes, in which we received exclusive rights to an issued patent and other pending patent applications related to AAV vector manufacturing. The license broadly covers a manufacturing method that we believe is critical to making AAV-based products in a commercially viable, cost-effective manner. The license to this technology, developed by Children’s Hospital in Columbus, Ohio, covers the use of cell lines for manufacturing AAV vectors in multiple disease areas. Under the terms of the license agreement, we issued to Alkermes 500,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock, which warrants expire in June 2007 and June 2009. Alkermes will also receive milestone payments and royalties on the sale of any products manufactured using the licensed technology and is entitled to a portion of any sub-licensing payments that we may receive.

Relationship with Amgen, Inc.
      Targeted Genetics was formed in 1989 as a subsidiary of Immunex Corporation, a biopharmaceutical company developing recombinant proteins as therapeutics. In connection with our formation and the entering into of Gene Transfer Technology License Agreement, we issued Immunex shares of our preferred stock that were subsequently converted into 1,920,000 shares of our common stock. In exchange, we received rights from Immunex under a Gene Transfer Technology License Agreement, including an exclusive worldwide license to certain Immunex proprietary technology specifically applicable to gene therapy applications. The licensed technology relates to gene identification and cloning, panels of retroviral vectors, packaging cell technology, recombinant cytokines, DNA constructs, cell lines, promoter/enhancer elements and immunological assays. In July 2002, Immunex was acquired by Amgen, Inc. Our license to the Immunex technology was not affected by the acquisition and we retain all rights granted under the original license.
      Prior to Amgen’s acquisition of Immunex, we exchanged sporadic correspondence and engaged in discussions with Immunex regarding the terms, scope and possible amendment of the Gene Transfer Technology License Agreement. Some of these communications have included, among other things, differing views about our rights to the gene construct coding for TNFR:Fc used in the development of our inflammatory arthritis product candidate tgAAC94. These communications did not lead to either a final resolution or an active dispute regarding our differences with Immunex. Following Amgen’s acquisition of Immunex, we communicated to Amgen our desire to resume discussions seeking clarification of our relationship with Amgen. Our subsequent communications with Amgen have not yet resulted in a resolution of our differences. In February 2004, in response to our January 2004 announcement that we had received regulatory approval for a Phase I clinical study for tgAAC94, Amgen sent a letter to us taking the position that we were not licensed, either exclusively or non-exclusively, under Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the Gene Transfer Technology License Agreement gives us an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had, and expect to have further, communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.
Patents and Proprietary Rights
      Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. To date, we have filed or exclusively licensed over 400 patent or patent applications with the USPTO, including foreign counterparts of some of these applications in Europe, Japan and other countries. Of these patent applications, over 100 patents have been issued or allowed. This proprietary intellectual property includes genes, formulations, methods of transferring genetic material into cells, processes to manufacture and purify gene delivery product candidates and other proprietary technologies and processes. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.
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
      We have licensed technology underlying several issued and pending patents. Among these are two key patents that relate to the use of AAV vectors for gene delivery, one of which we have exclusively licensed from the National Institutes of Health, or NIH, and the second from the University of Florida Research Foundation. In addition, we have acquired nonexclusive rights to the CFTR gene being delivered in our tgAAVCF product candidate for cystic fibrosis, which uses our proprietary AAV delivery technology to deliver a copy of the CFTR gene. Licensing of intellectual property critical to our business involves complex legal, business and scientific issues. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop or commercialize the affected product candidates. For example, in July 1997 the licensor of our licensed CFTR gene and related vector was notified that the USPTO had declared an interference proceeding to determine whether our licensor or an opposing party has the right to the patent application on the CFTR gene and related vector. Although we are not a party to the interference proceeding, its outcome could affect our license to the CFTR gene and related vector. If the USPTO or the U.S. Circuit Court of Appeals ultimately determines that our licensor does not have rights to both the CFTR gene and the vector, we believe that we will be subject to one of several outcomes:

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
Competition
      A number of companies and institutions are developing or considering the development of gene therapy treatments, including other gene delivery companies, biotechnology companies, pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers. In addition to competition from these sources, our potential products will compete with more traditional therapies for the diseases on which we focus, including pharmaceutical products, medical devices and surgery. If our product candidates become commercial gene therapy products, they may compete with other analogous protein or pharmaceutical therapies. As a result, disputes including lawsuits, demands, threats or patent challenges may arise in an effort to slow our development. We also compete with others to acquire products or technology from research institutions or universities.
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
      Gene therapy is a relatively new technology that has not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic product candidate, if approval is ever obtained, is likely to take several years. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or prevent the marketing of our product candidates. In addition, the regulatory requirements governing gene therapy product candidates and commercialized products are subject to change. The approval process, and ongoing compliance with applicable regulations after approval, involves substantial expenditures of financial and other resources.
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
Employees
      As of December 31, 2004, we had approximately 90 full-time-equivalent employees, which includes approximately 65 that are involved in our research and development activities, including manufacturing, quality assurance, quality control, process development, regulatory affairs and clinical affairs. Eleven of these employees have Ph.D. or M.D. degrees and a significant number of our management and professional employees have prior experience with other biotechnology or pharmaceutical companies. We also rely on a number of temporary staff positions and third party consultants. None of our employees are covered by a collective bargaining agreement.
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
      We have leased approximately 51,000 square feet of laboratory, manufacturing and office space in two buildings in Seattle, Washington. The lease on our primary laboratory, manufacturing and office space expires in April 2009 and has one option to renew for a five-year period. The lease on our administrative office space expires in March 2009 and includes two options to extend the lease for a total of five additional years. We have an option to cancel the lease on our administrative offices at any time between April 2006 and March 2009 with certain early termination penalties. We believe that our Seattle facilities are sufficient to support our research, manufacturing and administrative needs under our current operating plan.
      In July 2000, we leased approximately 76,000 square feet of space in Bothell, Washington, intended for future large-scale manufacturing of our products. The lease on this facility expires in September 2015 and includes an option for us to extend its term for one additional five-year period. While preliminary design activities have been completed, we have never occupied this facility and do not currently plan to commence the construction of this facility unless and until product demands warrant resumption of construction activities. As a result, we are trying to sublease all or part of the facility, but may need to use a significant portion of the facility in the event that a decision is made to use this facility for our manufacturing needs. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources.
      We also leased a 30,000 square foot laboratory and office facility in Sharon Hill, Pennsylvania which we assumed following our acquisition of Genovo, Inc. in 2000. In November 2004, we entered into a termination agreement with respect to this lease and as a result have no further obligations under the lease.

Item 3.	Legal Proceedings.
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our security holders during the fourth quarter of 2004.
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

	High	Low

2004:
4th Quarter	$1.98	$1.13
3rd Quarter	1.62	0.94
2nd Quarter	2.22	1.24
1st Quarter	3.29	1.80
2003:
4th Quarter	$3.00	$1.98
3rd Quarter	3.20	1.59
2nd Quarter	4.43	0.41
1st Quarter	0.70	0.25
      The last reported bid quotation for our common stock, as quoted on the NASDAQ SmallCap Market on March 1, 2005 was $1.32 per share.
      Holders. As of March 1, 2005, we had 371 shareholders of record and approximately 24,000 beneficial holders of our common stock.
      Dividends. We have never paid cash dividends and do not anticipate paying them in the foreseeable future. In addition, our loan agreement with Biogen restricts the amount of cash dividends we could pay.

Item 6.	Selected Financial Data.

	Year Ended December 31,

	2004(4)(5)	2003(4)	2002(3)(4)	2001	2000(1)(2)

Statement of Operations Data
Revenue	$9,652,000	$14,073,000	$19,333,000	$18,880,000	$11,403,000
Operating expenses	24,822,000	27,877,000	42,074,000	47,484,000	57,208,000

Loss from operations	(15,170,000)	(13,804,000)	(22,741,000)	(28,604,000)	(45,805,000)

Loss before cumulative effect of change in accounting principle	(14,257,000)	(14,833,000)	(23,767,000)	(27,170,000)	(43,973,000)
Cumulative effect of change in accounting principle	—	—	—	—	(3,682,000)

Net loss	$(14,257,000)	$(14,833,000)	$(23,767,000)	$(27,170,000)	$(47,655,000)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.18)	$(0.26)	$(0.52)	$(0.62)	$(1.16)
Cumulative effect of change in accounting principle	—	—	—	—	(0.10)

Net loss per basic and diluted common share	$(0.18)	$(0.26)	$(0.52)	$(0.62)	$(1.26)

Shares used in computing basic and diluted net loss per common share	79,451,000	57,486,000	45,767,000	43,928,000	37,752,000

	December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data
Cash and cash equivalents	$34,096,000	$21,057,000	$12,606,000	$25,186,000	$38,630,000
Total assets	69,965,000	57,672,000	52,713,000	71,038,000	87,974,000
Long-term obligations	10,182,000	11,227,000	20,494,000	16,403,000	2,447,000
Preferred stock(6)	—	12,015,000	12,015,000	12,015,000	12,015,000
Total shareholders’ equity	49,762,000	33,479,000	5,896,000	25,386,000	51,417,000

(1)	Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees.

(2)	In 2000, operating expenses include a charge for acquired in-process research and development of $28.0 million recorded in connection with our acquisition of Genovo.

(3)	Effective January 1, 2002, we changed our method of accounting for goodwill and other intangible assets. See Note 1 of the Notes to our Consolidated Financial Statements.

(4)	Operating expenses include restructure charges of $2.3 million in 2002, $5.2 million in 2003 and $884,000 in 2004. See Note 3 of the Notes to our Consolidated Financial Statements.

(5)	Reflects a $1.0 million gain on the sale of a majority-owned subsidiary. See Note 5 of the Notes to our Consolidated Financial Statements.

(6)	As a result of the expiration of an exchange right of the holder in April 2003, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. The Series B preferred stock was converted by the holder into common stock in March 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      We develop gene therapy products and technologies to treat both acquired and inherited diseases on our own and through various research and development collaborations with others. We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and short-term investments, loan funding under equipment leasing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments. A significant portion of our operating expenses has been funded through collaborations with third parties which are summarized below.
      Ongoing collaborations:

•	a collaboration with IAVI to develop an AIDS vaccine, which will conclude in December 2006, unless extended;

•	a development collaboration with the CF Foundation established in April 2003 that provides funding to support our current Phase II clinical trial for our product candidate for treating cystic fibrosis. Under this collaboration, the CF Foundation is providing funding directly to the sites conducting this study to cover their direct costs of the trial;

•	a development collaboration with Celladon established in December 2004 focused on the development of AAV-based drugs for the treatment of congestive heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased $6 millions worth of our common stock. We have agreed to use $2 million of the proceeds from this stock issuance to support development activities under the Celladon collaboration; and

•	a development collaboration with Sirna established in January 2005 focused on the development of AAV-delivered RNAi for the treatment of Huntington’s Disease. We have agreed to share the costs of development and any revenues that may be generated under the collaboration with Sirna.
      Collaborations that ended in 2003 and 2002:

•	a multiple-product collaboration with Biogen which concluded in September 2003;

•	a collaboration with Wyeth to develop treatments for hemophilia, which was terminated in February 2003;

•	a collaboration with Celltech to develop our product candidate for the treatment of cystic fibrosis, which was terminated in November 2002;

•	a research and development joint venture with Elan, called Emerald, to develop enhanced gene delivery technologies, which concluded in August 2002; and

•	a collaboration with Genzyme to develop treatments for lysosomal storage diseases, which concluded in August 2002.
      Our development collaborations have typically provided us with funding, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which often extends for multiple years and subject to termination or extension. The product candidate’s progress is periodically reviewed with the partner. We generally maintain manufacturing and royalty-based interests in successfully developed product candidates.

      Our most advanced product candidate is tgAAVCF for treating cystic fibrosis. tgAAVCF is being evaluated in a second Phase II clinical trial that was initiated in July 2003. We designed this trial to enroll up to 100 patients and are conducting it in collaboration with the CF Foundation. We expect to present data from the trial in mid to late March of 2005. Review of the primary endpoint, safety and secondary endpoints in the trial will be become the basis for determining how, or if, to continue development of tgAAVCF.
      We have two product candidates in Phase I clinical trials. The first is tgAAC09 which is an AAV-based prophylactic vaccine intended for use in high-risk populations in developing nations to protect against the progression of HIV infection to AIDS. This product candidate is being developed in a collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and The Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, IAVI initiated a Phase I dose-escalation safety trial of tgAAC09 in Europe. This trial was designed to enroll up to 50 healthy volunteers who are uninfected with HIV. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. Results also showed that at the doses evaluated in this initial trial, a single administration of tgAAC09 did not elicit a significant immune response. These results support further development of tgAAC09, including clinical evaluation at higher dose levels. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI recently expanded the single-dose Phase I trial to include sites in India. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. We also plan to pursue multivalent vaccines that contain genetic material for multiple proteins from HIV, which may have the most potential to inhibit HIV entry or replication and thus protect against AIDS progression.
      Our second product candidate in a Phase I clinical trial is an AAV-based product candidate for the treatment of inflammatory arthritis. In March 2004, we initiated a Phase I human clinical trial in patients with rheumatoid arthritis. Patients will be monitored primarily for safety and we expect to collect data on any improvements in arthritis signs and symptoms. We expect to complete patient accrual and dosing in this trial and to be able to present data from the trial in mid-2005.
      We have established broad delivery capabilities and a development infrastructure that can be leveraged into several potential new areas in addition to our three programs in clinical development. We believe that this may enable us to establish new strategic or collaborative relationships with others, such as the collaboration that was initiated in December 2004 with Celladon Corporation, Celladon, to pursue the development of AAV delivered products for the treatment of congestive heart failure and with Sirna Therapeutics, Inc. in January 2005 to pursue the development of AAV delivered products for Huntington’s disease. We have developed processes to manufacture our potential products using methods and at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to commercialization. These methods are similar to the methods used to manufacture other biologics. As a result, we can pursue opportunities to utilize excess capacity, when such capacity exits, to manufacture biologics for other companies. For example, in March 2003, we entered into a manufacturing services agreement with GenVec, Inc., or GenVec, to manufacture clinical supply of GenVec’s cancer product candidate, an adenoviral-based gene therapy product. This project was completed in 2004.
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
      Our research and development expenses fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of capital resources. Because a significant portion of our revenue and expense is directly tied to our research and development activities, our revenue will fluctuate with the level of future research and development activities. We expect that our revenue and expense will continue to fluctuate as we proceed with our current development collaborations, enter into potential new development collaborations and licensing agreements, and potentially earn milestone payments.
      As of December 31, 2004, our accumulated deficit totaled approximately $230.8 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with our preclinical and clinical development programs, developing our manufacturing capabilities and preparing our products under development for commercialization. Our expenses are driven by the size and scope of our development programs, our staffing levels, outside costs for supplies and materials and clinical trial activities. We may be unable to achieve profitability on a sustained basis, if at all. Further, successful development of our product candidates will require that we access significantly higher amounts of capital than we currently have. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships or complete acquisition transactions necessary or desirable to complete the development of our product candidates.
Critical Accounting Policies, Estimates and Assumptions
      Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue, accrued restructure charges, goodwill and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Note 1 of the Notes to our Consolidated Financial Statements, “Description of Business and Summary of Significant Accounting Policies,” summarizes our significant accounting policies that we believe are critical to the presentation of our consolidated financial statements. Our most critical accounting policies, estimates and assumptions are:

Revenue Recognition Policy
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

Estimated Restructuring Charges Associated with the Reorganization of our Operations
      We have adopted the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and our former facility in Sharon Hill, Pennsylvania and we have recorded restructure charges on the related operating leases. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. The assumptions as to estimated sublease rental income and the period of time and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates and adjust the accrual if necessary. These changes can be material. For example, we recognized charges of $371,000 in 2004, $4.7 million in 2003, and $1.6 million in 2002 due to changes in our sublease assumptions and initial adoption of SFAS No. 146.
      If we proceed with further development and commercialization of any of our product candidates, we may need to resume use of the Bothell facility to fulfill our manufacturing requirements. If we decide to resume use of this facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a one-time credit to restructuring expenses and reflected in the period in which use is resumed. We will continue to evaluate any additional information that may become available with respect to the estimates and assumptions as they relate to these facilities, which may result in further significant charges to our results of operations. We are unable to determine the likelihood of any future adjustments to our accrued restructuring charges.

Valuation of Our Goodwill and Intangible Assets
      In 2000, we acquired Genovo, Inc., a development-stage biotechnology company, for a purchase price of $66.4 million. We allocated the excess of the acquisition cost over the fair value of the identifiable net assets acquired to goodwill totaling $38.2 million and to other purchased intangibles totaling $605,000. From 2000 through 2001, we recorded amortization expenses of $7.1 million of Genovo goodwill and purchased intangibles. We test goodwill for impairment at least annually, and more frequently when events or circumstances indicate the carrying value may be impaired, by comparing its carrying value to the market value of our shares outstanding. Events or circumstances which could trigger an impairment review include a significant adverse change in our business climate, significant changes in our use of acquired technology, and changes to our overall business strategy. In the event that our valuation tests show an impairment in the recorded value of our goodwill, we may record a significant non-cash charge to expense. We have performed annual impairment tests as of October 1 each year since the implementation of SFAS No. 142 and concluded that no impairment in the value of our goodwill had occurred.

Application of Assumptions and Estimates in Accounting for the CellExSys Merger Consideration
      On July 27, 2004, Chromos, an early-stage life sciences company, acquired all of the outstanding shares of CellExSys through a merger between CellExSys and Chromos Inc., a wholly owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling $3.4 million Canadian (approximately $2.5 million). The debenture bears annual interest of 2% and is payable in two annual installments on the first and second anniversary of the closing. We owned approximately 79% of CellExSys at the time of the merger and recorded the estimated fair value of our share of the merger consideration as a non-current asset. The consideration is comprised of shares of Chromos common stock received by us and our 79% share of the secured debenture issued by Chromos. Based on the market value and liquidity for Chromos stock and its general business condition, we valued our share of the sale proceeds at $453,000. We will continue to evaluate the merger consideration received from Chromos for value impairment and will record a reduction in the carrying value if we determine that there is an impairment in value that we deem to be other than temporary. These ongoing impairment evaluations will be based on several factors including the market price and trading volume of Chromos common stock and the financial condition of Chromos. As of December 31, 2004, we do not believe that there is evidence of an impairment in value that warrants adjustment to our carrying value of the merger consideration.

Application of New Accounting Standards
      In December 2004, the FASB released its final revised standard, SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R will require us to expense the fair value of stock options granted over the vesting period. Currently, we account for stock options under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. Adoption of SFAS No. 123R is required for fiscal periods beginning after June 15, 2005. We are evaluating SFAS No. 123R and believe it will have a material effect on our Consolidated Financial Statements.
      The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and the following discussion of our results of operations and liquidity and capital resources.
Results of Operations

Revenue
      Total revenue in 2004 was $9.7 million, compared to $14.1 million in 2003. Revenue in 2004 consists primarily of amounts earned under our AIDS vaccine collaboration with IAVI which increased to $8.3 million in 2004 from $4.4 million in 2003. This revenue reflects manufacturing activities and development activities towards expanded vaccine candidates. Other revenue in 2004 includes contract manufacturing revenue and other service and collaboration revenues earned. The decrease in total revenue for 2004 compared to 2003 is the result of revenues earned in 2003 under our former development collaboration with Biogen and Wyeth. Total revenue in 2003 was $14.1 million compared to $19.3 million in 2002. This decrease reflects the completion of activities in 2002 under our former collaborations with Wyeth, Celltech, and Emerald, partially offset by higher revenue under our collaboration with Biogen, which ended in September 2003. Revenue in 2003 includes $3.9 million of revenue related to the termination of our collaboration with Wyeth and $2.6 million in revenue recognized in connection with the completion of our collaboration with Biogen. The decrease in revenue during 2003 also reflects lower revenue earned under our AIDS vaccine collaboration with IAVI, which resulted from the completion of certain development activities as the program progressed toward the initiation of human clinical trials that began in December 2003. As of December 31, 2004, we recognized the remaining balance of deferred revenue.

	Year Ended December 31,

	2004	2003	2002

Revenue from collaborative agreements:
IAVI	$8,340,000	$4,409,000	$5,662,000
Biogen	—	5,112,000	2,871,000
Wyeth	—	3,894,000	7,543,000
Celltech	—	—	1,280,000
Emerald	—	—	1,971,000
Other	1,312,000	658,000	6,000

Total revenue	$9,652,000	$14,073,000	$19,333,000

      We expect that substantially all of our 2005 revenue will consist of research and development revenue from our collaboration with IAVI. We expect these revenues will be lower in 2005 than in 2004 relating to the level of planned development activities under the collaboration. Our revenue for the next several years will be dependent on the continuation of our current IAVI collaboration and whether we enter into any new collaborations.

Operating Expenses
      Research and Development. Research and development expenses totaled $17.3 million in 2004, compared to $17.2 million in 2003. While total research and development expenses in 2004 were comparable to 2003, the costs associated with our programs in clinical development increased from $1.5 million in 2003 to $12.0 million in 2004 reflecting the initiation of clinical trials for our AIDS vaccine program in December 2003 and our inflammatory arthritis program in March 2004. Research and development expenses decreased to $17.2 million in 2003 from $29.4 million in 2002. This decrease represents the planned reductions in expenses that we implemented in 2002 and early 2003 and our focus on our cystic fibrosis, AIDS vaccine and inflammatory arthritis development programs. These reductions included suspension of our hemophilia and cancer programs and reduced investments in our technology development activities.
      We expect our research and development expenses to increase in 2005 as the result of expanded development and manufacturing activities for our inflammatory arthritis product candidate and planned manufacturing activities for our cystic fibrosis product candidate, pending review of data from our ongoing Phase II clinical trial. We also expect moderate increases in our development infrastructure to support our new development collaborations and to support our efforts to add new collaborative agreements.
      The following is an allocation of our total research and development expenses between our programs in clinical development and those that are in research or preclinical stages of development:

	Year Ended December 31,

	2004	2003	2002

Programs in clinical development:
Cystic fibrosis	$823,000	$566,000	$1,096,000
Cancer products	—	14,000	1,714,000
AIDS vaccine (initiated Phase I clinical trial in December 2003)	3,704,000	19,000	—
Inflammatory arthritis (initiated Phase I clinical trial in March 2004)	1,771,000	—	—
Indirect costs	5,660,000	888,000	2,957,000

Total programs in clinical development	11,958,000	1,487,000	5,767,000
Programs in research and preclinical development	5,330,000	15,710,000	23,622,000

Total research and development expense	$17,288,000	$17,197,000	$29,389,000

      Research and development costs attributable to programs in clinical development include costs of salaries, benefits, clinical trial sites, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and pre-clinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our AIDS vaccine program and the CF Foundation has separately funded the external costs of our current Phase II clinical trial of tgAAVCF. As a result, we do not include those costs in our research and development expenses.
      Costs attributed to programs in research and preclinical devlopment represent our earlier-stage development activities including costs incurred on programs prior to their transition into clinical trials. Because we conduct multiple research projects and utilize resources across several programs, the majority of our research and preclinical development costs are not directly assigned to individual programs, but are instead allocated among multiple programs. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to a program do not necessarily reflect the actual costs of the program.
      We initiated clinical testing of our AIDS vaccine product candidate in December 2003 and our inflammatory arthritis product candidate in March 2004. As a result, all related development activities associated with our cystic fibrosis, inflammatory arthritis and AIDS vaccine programs are reflected as costs associated with programs in clinical development as of the date of initiation of clinical testing. Therefore, during 2004 our research and development expenses associated with programs under clinical development increased reflecting the transition of these programs into clinical testing. Costs associated with our clinical development programs decreased in 2003 compared to 2002 reflecting completion of Phase II clinical trial in 2002 of tgAAVCF as well as our decision in mid-2002 to suspend further development of our cancer product candidates. Costs associated with our preclinical program activities decreased to $15.7 million in 2003 compared to $23.6 million 2002 primarily due to decreased activity in our AIDS vaccine program as we prepared to initiate human clinical trials in December 2003 and cost reduction measures implemented in late 2002 and early 2003.
      General and Administrative. We incurred general and administrative expenses of $6.7 million in 2004 compared to $5.5 million in 2003. This increase primarily reflects increased patent and intellectual property costs, personnel costs and administrative compliance costs. We incurred general and administrative expenses of $5.5 million in 2003 compared to $8.1 million in 2002. This decrease primarily reflects lower administrative support for our collaborative partnerships, reduced patent costs due to the consolidation of our patent portfolio and the implementation of cost reduction measures in late 2002 and early 2003.
      Restructure Charges. We apply the provisions of SFAS No. 146 “Accounting for the Costs Associates with Exit or Disposal Activities” as it relates to the operating leases on our facility in Bothell and our former facility in Sharon Hill. SFAS No. 146 also applies to the restructuring of our operations in 2002 and early 2003. Accrued restructuring charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments due on these leases and estimated sub-lease costs and rentals. These assumptions are periodically reviewed and adjustment is made to the accrued restructure charge when necessary. We record accretion expense based upon changes in the accrued restructure liability that results from the passage of time and the assumed discount rate of 10% that we use to determine the accrued liability. In 2002, we reclassified the deferred rent liability of $1.5 million, related to the Bothell facility, to accrued restructure costs.
      Restructuring charges consist of the following:

	Year Ended December 31,

	2004	2003	2002

Accretion expense	$513,000	$435,000	$—
Changes in estimates	371,000	4,718,000	1,602,000
Employee termination and other	—	37,000	725,000

Total restructuring charges	$884,000	$5,190,000	$2,327,000

      As of December 31, 2004, our accrued restructure liability balance was $6.3 million related to our Bothell facility. If we proceed with further development and commercialization of any of our product candidates, we may need to resume use of the Bothell facility to fulfill our manufacturing requirements. If we decide to resume use of this facility, any remaining restructuring accrual related to the facility will be reversed. This will be reflected as a one-time credit to restructuring charges, reflected in the period in which use is resumed. Any decision to resume use of the facility will be based on a number of factors including the progress of our product candidates in clinical development, the estimated duration of design and construction, the estimated timing of manufacturing requirements, the ability of our current manufacturing capabilities to meet demand and the availability of resources. Unless a decision is made to resume use of this facility, we will continue to evaluate any additional information that may become available with respect to the estimates and assumptions, which may result in further significant charges to our results of operations.
      Equity in Net Loss of Unconsolidated, Majority-Owned Research and Development Joint Venture. Our net loss in Emerald decreased to zero in 2004 and 2003, compared to a loss of $1.9 million in 2002. Losses reflect our 80.1% equity share in the losses generated by Emerald. Emerald has had no significant operations since 2002 and has been dissolved.
      Amortization of Acquisition-Related Intangibles. Amortization expense decreased to zero in 2004 and 2003, compared to $365,000 in 2002 as our intangible assets that were subject to amortization were fully amortized as of September 30, 2002. As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, we no longer record amortization expense as it relates to our goodwill. Instead, we periodically evaluate the carrying value of our goodwill, if there is evidence of a impairment in value, we reduce the carrying value of the asset. As of December 31, 2004, we have concluded that there is no impairment in the carrying value of our goodwill.
      Investment Income. Investment income was $383,000 in 2004 compared to $183,000 in 2003. This increase is primarily the result of a higher level of invested funds resulting from our common stock placement in February 2004 which resulted in net proceeds of $23.7 million, and to a lesser degree from higher yields on our investments. In 2002, investment income was $398,000 as compared to $183,000 in 2003 due to lower investment returns during the year.
      Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements and installment loans we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $476,000 in 2004 from $1.2 million in 2003 and $1.4 million in 2002. These decreases resulted from lower debt balances due to the conversion of $9.4 million owed to Elan into equity in September 2003.
      Gain on sale of majority-owned subsidiary. In July 2004, Chromos Molecular Systems, Inc., or Chromos, acquired all of the outstanding shares of our majority-owned subsidiary, CellExSys, through a merger between CellExSys and Chromos Inc., a wholly-owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian (approximately $2.5 million at the time of close), subject to certain purchase price adjustments. As a result of the merger, we recorded a gain of $1.0 million representing the deposits received from Chromos to fund pre-closing operating costs, the fair value of our share of the stock and debenture, and the net liabilities assumed by Chromos.
      Net Loss per Common Share. Net loss per common share decreased in 2004, primarily as a result of the increase in the number of shares outstanding due to the sale of common stock for cash in February 2004 and the conversion of the Series B preferred stock in March 2004. The decrease in net loss per common share in 2003 is the result of lower losses in 2003 compared to 2002 and an increase in the number of shares outstanding due to the sales of common shares for cash in February 2003 and the conversion of debt owned to Elan into common stock in September 2003.
Liquidity and Capital Resources
      Our cash and cash equivalents increased to $34.1 million at December 31, 2004, compared to $21.1 million at December 31, 2003 and our shareholders’ equity increased to $49.8 million at December 31, 2004, compared to $33.5 million at December 31, 2003. These increases reflect net proceeds of $29.8 million from sales of our common stock, offset by our net loss for the year of $14.3 million and the resulting cash used in operations of $15.5 million.

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
      Our cystic fibrosis product candidate is in a confirmatory Phase II clinical trial, and our AIDS vaccine and inflammatory arthritis product candidates are in Phase I clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.
      Over the past several years, we have scaled our development activities to the level of available cash resources and financial support from collaboration partners. Research and development and general and administrative expenses decreased by approximately 40% in 2003, compared to 2002 and reflected our focus on our lead development programs and cost reduction measures that we implemented. Research and development and general and administrative expenses increased by approximately 6% in 2004, compared to 2003 and are expected to increase by approximately 20% to support the advancement of our clinical development programs. Assuming that our product development programs progress at the rates currently planned, we believe that our cash requirements during 2005 will range from $22 million to $24 million. This amount is subject to change as the result of the outcome of our product development and other efforts. We offset a portion of our expenses with revenue from collaborative agreements which totaled $9.7 million in 2004, $14.1 million in 2003 and $19.3 million in 2002.
      We expect to continue to receive financial support for specific programs to offset some of the costs of development, including our ongoing collaboration with IAVI and Children’s Research Institute to develop an AIDS vaccine. The term of this collaboration has been extended through December 2006. Assuming that we complete all of the planned development activities, we expect to receive up to approximately $5.6 million in funding from IAVI to cover the costs of this program in 2005. We had expected to receive funding of up to $10.7 million from IAVI to support development activities for our AIDS vaccine program in 2004. We did not conduct all of these activities in 2004, some of which we now expect to occur in 2005 and others have been removed from the work plan. As a result our revenues from IAVI in 2004 were $8.3 million.
      We expect that our cash and cash equivalents at December 31, 2004, plus the funding expected from IAVI to fund 2005 work activities under our AIDS vaccine collaboration will be sufficient to fund our operations into 2006. We believe that this will be sufficient time to complete each of our current clinical trials, evaluate the results, and assuming satisfactory results, to plan or initiate further clinical testing. In 2001, we borrowed $10 million from Biogen to fund our general operations. In August 2006, this note becomes due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. We also have an interest-free $650,000 loan from Biogen (recorded at an imputed 5.6% discount rate) that becomes due in September 2005. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the collaboration term, we and IAVI have not established the work plan and budget for 2006 and therefore we have not yet made an assumption as to the level of funding that we may receive from IAVI in 2006.
      We expect the level of our future operating expenses to be driven by the needs of our product development programs offset by the availability of funds through partner-funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in clinical trials, obtaining regulatory approvals and filing, prosecuting and enforcing patents;

•	competing technological and market developments;

•	the timing and costs of, and our success in any product commercialization activities and facility expansions, if and as required; and

•	the expense and outcome of any litigation or administrative proceedings involving our intellectual property, or access to third party intellectual property through licensing agreements.
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
Off-Balance Sheet Arrangements
      Although we do not have any joint ventures or other similar off-balance sheet items, in the ordinary course of business we enter into agreements that require us to indemnify counterparties against third-party claims. These may include: agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with clinical investigators, under which we may indemnify them against claims arising from their use of our product candidates; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.
      The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2004 or 2003. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.
Tabular Disclosure of Contractual Obligations
      We have significant lease commitments and long-term obligations which draw on our cash resources. The following are our contractual commitments associated with our debt and lease obligations:

	Payments Due through Year Ended December 31:

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt obligations	$718,000	$10,000,000	$—	$—	$—	$—	$10,718,000
Equipment financing obligations	498,000	155,000	26,000	1,000	—	—	680,000
Operating lease obligations	2,138,000	2,336,000	2,364,000	2,392,000	1,622,000	9,200,000	20,052,000
Purchase obligations	162,000	—	—	—	—	—	162,000
Other long-term obligations	53,000	—	—	—	—	—	53,000

Total	$3,569,000	$12,491,000	$2,390,000	$2,393,000	$1,622,000	$9,200,000	$31,665,000

      We will need to raise additional capital in order to repay the $10.0 million of note payable to Biogen that is due in August 2006.
Impact of New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2005.
      SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion under the heading “Stock Compensation” in Note 1 of the Notes to our Consolidated Financial Statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.
      In March 2004, FASB issued Emerging Issues Task Force, or EITF, Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 provides new guidance for determining the meaning of other-than-temporary impairment for investments accounted for under the cost method or the equity method. EITF Issue 03-1 also provides guidance for evaluating and recording impairment losses. The disclosure requirements of EITF Issue No. 03-1 are effective for annual financial statements for fiscal years ending after December 15, 2003. Our adoption on January 1, 2004 of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows.
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
      Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of December 31, 2004, we had an accumulated deficit of approximately $230.8 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.
      In July 2003, we initiated a confirmatory Phase II clinical trial for our cystic fibrosis product candidate in the United States. In December 2003, we initiated a Phase I trial for our AIDS vaccine product candidate in Europe. In March 2004, we initiated a Phase I trial for our inflammatory arthritis product candidate in the United States and Canada. Our product candidates for cancer have been evaluated in Phase I and Phase II clinical trials. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.
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

The results we expect to receive in March 2005 from our confirmatory Phase II clinical trial for our cystic fibrosis product candidate may not support the further development of our cystic fibrosis product, therefore eliminating the potential to develop, or generate any revenue which would affect negatively our business both operationally and financially.
      In July 2003, we initiated, in collaboration with CF Foundation Therapeutics, a confirmatory Phase II clinical trial for our cystic fibrosis product candidate, tgAAVCF, in the United States. We expect to unblind the study and begin to analyze the data from this Phase II trial in mid to late March of 2005. We will review and evaluate the trial data, and following our analysis, we expect to announce our conclusions. The cystic fibrosis Phase II trial is a double-blind placebo controlled study and the trial data remain blinded to us, study investigators and participants. Currently, we do not have any information on any of the results of the Phase II clinical trial for our cystic fibrosis product candidate, and we will not have any information on the Phase II clinical trial results until the study is unblinded and the preliminary statistical results are tabulated by an independent contract research organization.
      If the data from our confirmatory Phase II clinical trial for our cystic fibrosis product candidate is negative or inconclusive, we may discontinue development, therefore eliminating the potential to develop, or generate any revenue from, a cystic fibrosis product. We may be unable to develop or obtain other drug candidates that could lead to collaborations that could help us to maintain our business both operationally and financially. Even if the trial results are positive and show statistically significant improvements in lung function, our review of other factors, including other trial end points, competing products or treatments, the failure of the medical community or the public to accept or use any products based on gene delivery, inadequate marketing and distribution capabilities, the greater relative cost or development difficulty of our cystic fibrosis product as compared to other product candidates or other reasons discussed elsewhere in this section, may lead us to the conclusion to discontinue development of tgAAVCF.

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
      As of December 31, 2004, we had approximately $34.1 million in cash and cash equivalents. We expect that our cash resources at December 31, 2004 and the funding expected from IAVI to fund 2005 work under our AIDS vaccine collaboration will be sufficient to fund our operations into 2006. We expect to receive up to $5.6 million of research and development funding from IAVI in 2005. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in that year. We are evaluating opportunities to obtain additional capital to fund our operations beyond that time. Additional sources of financing could involve one or more of the following:

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment leasing arrangements;

•	issuing equity in the public or private markets; or

•	issuing debt.
      Additional funding may not be available to us on reasonable terms, if at all.
      The funding that we expect to receive from IAVI depends on continued scientific progress under the collaboration and IAVI’s ability and willingness to continue or extend the collaboration. If we are unable to successfully access additional capital, we may need to scale back, delay or terminate one or more of our development programs, curtail capital expenditures or reduce other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.
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

      IAVI has the right to terminate the collaboration or its obligation to provide funding at any time for any reason with 90 days notice, which would significantly affect our operating activities. The loss of significant amounts of collaborative or clinical trial funding could cause the delay, reduction or termination of the related research and development programs, and a reduction in capital expenditures and other operating activities necessary to support general operations. Such a reduction could further impede our ability to develop our product candidates.
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
If we do not develop adequate development, manufacturing, sales, marketing and distribution capabilities, either alone or with our business partners, we will be unable to generate sufficient product revenue to maintain our business.
      Our potential products require significant development of new processes and design for the advancement of the product candidate through manufacture, preclinical and clinical testing. We may be unable to continue development or meet critical milestones with our partners due to technical or scientific issues related to manufacturing or development. We currently do not have the physical capacity to manufacture large-scale quantities of our potential products. This could limit our ability to conduct large clinical trials of a product candidate and to commercially launch a successful product candidate. In order to manufacture product at such scale, we will need to expand or improve our current facilities and staff or supplement them through the use of contract providers. If we are unable to obtain and maintain the necessary manufacturing capabilities, either alone or through third parties, we will be unable to manufacture our potential products in quantities sufficient to sustain our business. Moreover, we are unlikely to become profitable if we, or our contract providers, are unable to manufacture our potential products in a cost-effective manner.
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
      Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in 2002, ten patients in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction, however, two patients in the trial developed leukemia. Serious adverse events, including patient deaths have occurred in clinical trials. Adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.
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
      A small number of investors own a significant number of shares of our common stock. As of December 31, 2004, Biogen and Elan (together with its affiliates) each held approximately 12.1 million shares of our common stock, or approximately 28.3% of our common shares outstanding as of December 31, 2004. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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
      For example, at December 31, 2004, Elan held 12.1 million shares of our common stock. Between December 31, 2004 and January 5, 2005, Elan reported the sale of 395,000 shares of our common stock. In accordance with the termination agreement that we entered into in Elan with in March 2004, Elan is permitted to sell quantities of stock our equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended. The sale of significant quantities of stock by Elan, or other holders of significant shares of our stock, could adversely impact the price of our common stock.

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
      Short-term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At December 31, 2004, we held $34.1 million in cash and cash equivalents, which are primarily invested in money market funds and a limited-term bond fund denominated in U.S. dollars that invest in securities that, on the average, mature in less than 12 months. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at December 31, 2004, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2005.
      Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of December 31, 2004, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date

	2005	2006	2007	2008	2009	Total

Maturities of long-term obligations:
Variable rate note	$—	$10,000,000	$—	$—	$—	$10,000,000
Fixed rate notes	771,000	—	—	—	—	771,000
Fixed rate equipment financing	498,000	155,000	26,000	1,000	—	680,000

Total	$1,269,000	$10,155,000	$26,000	$1,000	$—	$11,451,000

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Targeted Genetics Corporation
      We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targeted Genetics Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Targeted Genetics Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 3, 2005

TARGETED GENETICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$34,096,000	$21,057,000
Accounts receivable	404,000	166,000
Prepaid expenses and other	653,000	409,000

Total current assets	35,153,000	21,632,000
Property and equipment, net	2,495,000	3,423,000
Goodwill, net	31,649,000	31,649,000
Other assets	668,000	968,000

Total assets	$69,965,000	$57,672,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,289,000	$1,271,000
Accrued employee expenses	1,030,000	1,564,000
Accrued restructure charges	407,000	1,404,000
Deferred revenue	—	1,180,000
Current portion of long-term obligations	1,269,000	1,290,000

Total current liabilities	3,995,000	6,709,000
Accrued restructure charges and deferred rent	6,026,000	5,507,000
Long-term obligations	10,182,000	11,227,000
Commitments (Note 9)
Minority interest in preferred stock of subsidiary	—	750,000
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Series B preferred stock, no shares issued or outstanding at December 31, 2004 and 12,015 shares designated, issued and outstanding at December 31, 2003	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 85,626,326 shares issued and outstanding at December 31, 2004 and 66,206,230 shares issued and outstanding at December 31, 2003	856,000	662,000
Additional paid-in capital	279,745,000	249,399,000
Accumulated deficit	(230,839,000)	(216,582,000)

Total shareholders’ equity	49,762,000	33,479,000

Total liabilities and shareholders’ equity	$69,965,000	$57,672,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenue:
Collaborative agreements	$9,652,000	$14,073,000	$17,362,000
Collaborative agreement with unconsolidated, majority-owned research and development joint venture	—	—	1,971,000

Total revenue	9,652,000	14,073,000	19,333,000

Operating expenses:
Research and development	17,288,000	17,197,000	29,389,000
General and administrative	6,650,000	5,490,000	8,067,000
Restructure charges	884,000	5,190,000	2,327,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	—	1,926,000
Amortization of acquisition-related intangibles	—	—	365,000

Total operating expenses	24,822,000	27,877,000	42,074,000

Loss from operations	(15,170,000)	(13,804,000)	(22,741,000)
Investment income	383,000	183,000	398,000
Interest expense	(476,000)	(1,212,000)	(1,424,000)
Gain on sale of majority-owned subsidiary	1,006,000	—	—

Net loss	$(14,257,000)	$(14,833,000)	$(23,767,000)

Net loss per common share (basic and diluted)	$(0.18)	$(0.26)	$(0.52)

Shares used in computation of basic and diluted net loss per common share	79,451,000	57,486,000	45,767,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY

	Series B Preferred Stock		Common Stock				Total
					Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Equity

Balance at December 31, 2001	12,015	$12,015,000	44,125,677	$441,000	$202,927,000	$(177,982,000)	$25,386,000
Net loss and comprehensive loss — 2002	—	—	—	—	—	(23,767,000)	(23,767,000)
Cancellation of shares held in escrow related to Genovo acquisition	—	—	(1,549)	—	(20,000)	—	(20,000)
Exercise of stock options	—	—	35,053	1,000	37,000	—	38,000
Issuance of shares to Biogen for cash, net of issue costs of $23,000	—	—	5,804,673	58,000	3,919,000	—	3,977,000
Issuance of shares related to Genovo acquisition	—	—	602,494	6,000	276,000	—	282,000

Balance at December 31, 2002	12,015	12,015,000	50,566,348	506,000	207,139,000	(201,749,000)	5,896,000
Net loss and comprehensive loss — 2003	—	—	—	—	—	(14,833,000)	(14,833,000)
Reclassification of Series B convertible preferred stock	—	(12,015,000)	—	—	12,015,000	—	12,015,000
Issuance of shares for cash, net of issue costs of $1,387,000	—	—	7,777,778	78,000	16,037,000	—	16,115,000
Issuance of shares to Biogen for cash, net of issue costs of $2,000	—	—	2,515,843	25,000	4,768,000	—	4,793,000
Issuance of shares to Elan for debt conversion	—	—	5,203,244	52,000	9,315,000	—	9,367,000
Exercise of stock options	—	—	143,017	1,000	125,000	—	126,000

Balance at December 31, 2003	12,015	—	66,206,230	662,000	249,399,000	(216,582,000)	33,479,000
Net loss and comprehensive loss — 2004	—	—	—	—	—	(14,257,000)	(14,257,000)
Conversion of Series B convertible preferred stock	(12,015)	—	4,330,000	43,000	(43,000)	—	—
Issuance of shares for cash, net of issue costs of $1,742,000	—	—	10,854,257	109,000	23,657,000	—	23,766,000
Issuance of shares for cash, net of issue costs of $28,000	—	—	3,954,132	39,000	5,933,000	—	5,972,000
Issuance of shares to acquire minority interest in majority-owned subsidiary	—	—	158,764	2,000	748,000	—	750,000
Exercise of stock options	—	—	122,943	1,000	51,000	—	52,000

Balance at December 31, 2004	—	$—	85,626,326	$856,000	$279,745,000	$(230,839,000)	$49,762,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Operating activities:
Net loss	$(14,257,000)	$(14,833,000)	$(23,767,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of majority-owned subsidiary	(1,006,000)	—	—
Depreciation and amortization	1,289,000	2,420,000	3,252,000
Non cash interest expense	63,000	822,000	825,000
Equity in net loss of unconsolidated, majority-owned research and development joint venture	—	—	1,926,000
Amortization of acquisition-related intangibles	—	—	365,000
Loss (gain) on sale of fixed assets	(51,000)	—	99,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(155,000)	1,004,000	77,000
Decrease in prepaid expenses and other	104,000	43,000	482,000
Decrease in other assets	341,000	348,000	174,000
Increase (decrease) in current liabilities	(193,000)	394,000	(1,609,000)
Decrease in deferred revenue	(1,180,000)	(4,861,000)	(3,555,000)
Increase (decrease) in accrued restructure expenses and deferred rent	(478,000)	3,433,000	1,635,000

Net cash used in operating activities	(15,523,000)	(11,230,000)	(20,096,000)

Investing activities:
Purchases of property and equipment	(408,000)	(316,000)	(563,000)
Investment in unconsolidated, majority-owned research and development joint venture	—	—	(1,926,000)

Net cash used in investing activities	(408,000)	(316,000)	(2,489,000)

Financing activities:
Net proceeds from sales of capital stock	29,790,000	21,028,000	4,014,000
Proceeds from leasehold improvements and equipment financing arrangements	46,000	229,000	607,000
Payments under leasehold improvements and equipment financing arrangements	(866,000)	(1,260,000)	(1,316,000)
Loan proceeds from collaborative partners	—	—	5,950,000
Minority interest contribution	—	—	750,000

Net cash provided by financing activities	28,970,000	19,997,000	10,005,000

Net increase (decrease) in cash and cash equivalents	13,039,000	8,451,000	(12,580,000)
Cash and cash equivalents, beginning of year	21,057,000	12,606,000	25,186,000

Cash and cash equivalents, end of year	$34,096,000	$21,057,000	$12,606,000

Supplemental information:
Cash paid for interest	$413,000	$459,000	$439,000
See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business
      Targeted Genetics was incorporated in the state of Washington in March 1989. We conduct research and development of gene therapy products and technologies for treating both acquired and inherited diseases. We develop these programs on our own and under various collaborative agreements with others.

Basis of Presentation
      Our consolidated financial statements include the accounts of Targeted Genetics, our wholly owned subsidiaries Genovo, Inc. (inactive) and TGCF Manufacturing Corporation (inactive), and until its sale in July 2004, our majority-owned subsidiary, CellExSys, Inc., or CellExSys. The consolidated balance sheet as of December 31, 2003, and our results of operations for the years ended December 31, 2002 and 2003, do not include the accounts of Emerald Gene Systems, Ltd., or Emerald, our then majority-owned research and development joint venture with Elan International Services Ltd., or Elan, because we did not have operating control of Emerald during those periods. In connection with a termination agreement with Elan effective March 31, 2004, we acquired all of Elan’s equity interest in Emerald. As a result, Emerald became a wholly-owned subsidiary as of March 31, 2004, and is consolidated into our financial statements as of that date. The operations of Emerald terminated during 2002 and it has been dissolved; therefore, the impact of consolidating the accounts of Emerald into our financial results is not significant. All significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents
      Cash equivalents include short-term investments that have a maturity at the time of purchase of three months or less, are readily convertible into cash and we believe have an insignificant level of valuation risk attributable to potential changes in interest rates. Our cash equivalents are recorded at cost, which approximates fair market value, and consist primarily of money market accounts and shares in a limited-term bond fund.

Fair Value of Financial Instruments
      We believe that the carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. We believe that the carrying amounts of the notes payable and equipment financing obligations approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

Property and Equipment
      Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset’s estimated useful life, which ranges from three to ten years. Leasehold improvements are amortized over the asset’s estimated useful life or the lease term, whichever is shorter. Depreciation and amortization expense was $1.3 million in 2004, $2.4 million in 2003 and $3.3 million in 2002.

Goodwill and Purchased Intangibles
      In 2000, we acquired Genovo, Inc., a development-stage biotechnology company, for a purchase price of $66.4 million. We allocated the excess of the acquisition cost over the fair value of the identifiable net assets acquired to goodwill totaling $38.2 million and to other purchased intangibles totaling $605,000. From 2000 through 2001, we recorded amortization expenses of $7.1 million of goodwill and purchased

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangibles. We test goodwill for impairment at least annually, and more frequently when events or circumstances indicate the carrying value may be impaired, by comparing its carrying value to the market value of our shares outstanding. Events or circumstances which could trigger an impairment review include a significant adverse change in our business climate, significant changes in our use of acquired technology, and changes to our overall business strategy. In the event that our valuation tests show an impairment in the recorded value of our goodwill, we may record a significant non-cash charge to expense. We have performed annual impairment tests as of October 1 each year since our January 1, 2002 implementation of SFAS No. 142 “Goodwill and Other Intangible Assets” and concluded that no impairment in the value of our goodwill had occurred.

Other Assets
      Other assets consists primarily of the estimated fair value of the consideration we received from the sale of CellExSys in July 2004. We periodically evaluate this merger consideration for value impairment and will record a reduction in the carrying value if we determine that there is an impairment in value that is deemed to be other than temporary. We assess impairment based on factors outlined by the Financial Accounting Standards Board, or FASB, in Emerging Issues Task Force, or EITF, Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which include the investee’s financial condition, business prospects, industry conditions operating cash, stock price, trading volume and liquidity.

Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value and fair value of long-lived assets whenever events or changes in circumstances indicate that there may be impairment in value. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

Accrued Restructure Charges
      We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facilities in Bothell, Washington and our former facility in Sharon Hill, Pennsylvania. As a result, we have recorded restructuring charges on the operating leases for these facilities. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a risk-free annual interest rate of 10%. The assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates periodically and adjust the accrual if necessary.

Series B Convertible Preferred Stock
      In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan in exchange for our 80.1% interest in Emerald. The Series B preferred stock and accrued dividends were convertible at Elan’s option into shares of our common stock, at a conversion price of $3.32 per share. Compounding dividends accrued semi-annually at 7% per year on the $1,000 per share

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
face value of the preferred stock. Dividends were not paid in cash, but rather resulted in an increase to the number of shares of common stock issued upon conversion.
      Elan was entitled to exchange the Series B preferred stock for all shares of preferred stock that we held in Emerald until this exchange right expired in April 2003. Prior to the expiration of the exchange right, the carrying value of the Series B preferred stock was reflected as mezzanine equity in our financial statements. Upon expiration of the exchange right, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. Elan converted the Series B preferred stock into 4,330,000 shares of common stock in March 2004.

Stock Compensation
      As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board, APB, No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. We do not recognize any compensation expense for options granted to employees because we grant all options at fair market value on the date of grant. The adoption of SFAS No. 123R in 2005 will require us to expense stock option grants.
      As allowed by SFAS No. 123, we do not recognize compensation expense on stock options granted to employees and directors. If we had elected to recognize compensation expense based on the fair market value at the grant dates for the stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Year Ended December 31,

	2004	2003	2002

Net loss:
as reported	$(14,257,000)	$(14,833,000)	$(23,767,000)
stock-based compensation under SFAS 123	(1,564,000)	(780,000)	(2,532,000)

pro forma	$(15,821,000)	$(15,613,000)	$(26,299,000)

Basic net loss per share:
as reported	$(0.18)	$(0.26)	$(0.52)
pro forma	(0.20)	(0.27)	(0.57)

Revenue Recognition under Collaborative Agreements
      We generate revenue from technology licenses, collaborative research arrangements and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable, up-front license fees, collaborative research funding, technology access fees and various other payments.
      Revenue from nonrefundable, up-front license fees and technology access payments is initially deferred and then recognized systematically over the service period of the collaborative agreement, which is often the development period. Revenue associated with performance milestones is recognized as earned, based upon the achievement of the milestones defined in the applicable agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Payments received in excess of amounts earned are classified as deferred revenue in the accompanying Consolidated Balance Sheets.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Revenue Relationships and Concentration of Risk
      Revenues under our collaboration with the International AIDS Vaccine Initiative, or IAVI, and under our former collaborations with Biogen, Celltech and Wyeth accounted for substantially all of the revenue we recorded from collaborative agreements in 2004, 2003 and 2002. Revenue in 2002 from the collaborative agreement with unconsolidated, majority-owned research and development joint venture is from Emerald. Our collaborations with Biogen, Celltech, Wyeth and Emerald have concluded and these sources of revenue have ended leaving IAVI as our primary source of revenue for 2005. A significant change in the level of work or timing of work activities and the funding received from IAVI could disrupt our business and adversely affect our cash flow and results of operations.

Research and Development Costs
      Research and development costs include salaries, costs of outside collaborators and outside services, clinical trial expenses, royalty and license costs and allocated facility, occupancy and utility expenses. We expense research and development costs as incurred. Costs and expenses related to programs conducted under collaborative agreements that result in collaborative revenue totaled approximately $7.1 million in 2004 and in 2003 and $14.7 million in 2002.

Net Loss per Common Share
      Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. Our diluted net loss per share is the same as our basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive and therefore excluded from the calculation of diluted net loss per share. The total number of shares that we excluded from the calculations of net loss per share were 8,093,058 shares in 2004, 10,867,013 shares in 2003 and 17,284,151 shares in 2002.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results may differ from those estimates.

Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2005.
      SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the discussion under the heading “Stock Compensation” in this note. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.
      In March 2004, FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for determining the meaning of other-than-temporary impairment for investments accounted for under the cost method or the equity method and guidance for evaluating and recording impairment losses. Our adoption on January 1, 2004 of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows.

Reclassifications
      Certain reclassifications have been made to conform prior year results to the current year presentation.

2.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2003

Furniture and equipment	$6,410,000	$7,270,000
Leasehold improvements	9,739,000	9,635,000

	16,149,000	16,905,000
Less accumulated depreciation and amortization	(13,654,000)	(13,482,000)

	$2,495,000	$3,423,000

      We finance a portion of our equipment through equipment financing arrangements, which include extension and purchase options, and require us to pledge the equipment as security for the financing. The cost of equipment that has been pledged under financing arrangements totaled $2.6 million at December 31, 2004 and $3.6 million at December 31, 2003.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accrued Restructure Charges
      In December 2002, we began to pursue options to sublease, or terminate, our lease on the Bothell facility and in February 2003, we closed our facility in Sharon Hill. We record accrued restructure charges as they relate to the leases on these facilities. Accrued restructure charges represent our best estimate of the fair value of the liability remaining under the lease and are computed as the present value of the difference between the remaining lease payments due less the net of sublease income and expense. These assumptions are periodically reviewed and adjustments are made to the accrued restructure charge when necessary. We record accretion expense based upon changes in the accrued restructure liability that results from the passage of time and the assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a charge in the accompanying statements of operations as a restructuring charge.
      The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Employee	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Incurred in 2002	$725,000	$1,602,000	$—	$2,327,000
Incurred in 2003	5,000	5,153,000	32,000	5,190,000
Incurred in 2004	—	884,000	—	884,000

Cumulative incurred to date	730,000	7,639,000	32,000	8,401,000
Estimated future charges	—	2,532,000	—	2,532,000

Total expected to be incurred	$730,000	$10,171,000	$32,000	$10,933,000

Contract
Termination
Costs

December 31, 2003 accrued liability	$6,870,000
Charges incurred in 2004	513,000
Adjustments to the liability, net	371,000
Amount paid in 2004	(1,406,000)

December 31, 2004 accrued liability	$6,348,000

      Charges incurred in 2004 represent accretion expense of $513,000 and adjustments represent additional net charges of $94,000 due to changes in estimates and termination of the lease related to the Sharon Hill facility and $277,000 related to additional time that we believe it may require to identify a sublease tenant for the portion of our Bothell facility that we intend to sublease. In November 2004, we entered into an agreement to terminate our lease on the Sharon Hill facility. Amounts paid in 2004 include a lease termination payment of $125,000 and application of $335,000 of deposits retained by the landlord toward settlement of the Sharon Hill lease. Estimated future charges represent our estimate of the accretion expense throughout the remainder of the Bothell lease term.
      Further development or commercialization of any of our product candidates, may require the use of a portion of the Bothell facility to fulfill our manufacturing requirements. While the application of SFAS No. 146 includes an assumption for potential sublease income from the facility, we do not currently intend to sublease a portion of the Bothell facility. The assumed net sublease income as it relates to that portion of the facility is expensed ratably as research and development expense over the remaining term of the lease. If we decide to utilize this facility, any remaining accrued restructure charges related to the

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manufacturing facility will be reversed and recorded as a one-time credit to restructure charges, reflected in the period in which use is resumed. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the Bothell facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges if necessary. Because the restructure charge is an estimate based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.

4.	Long-Term Obligations
      Long-term obligations consisted of the following:

	December 31,

	2004	2003

Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Loan payable to Biogen, due September 2005	624,000	590,000
Equipment financing obligations	680,000	1,501,000
Other long-term obligations	147,000	426,000

	11,451,000	12,517,000
Less current portion	(1,269,000)	(1,290,000)

	$10,182,000	$11,227,000

      Future aggregate principal payments related to long-term obligations are $1,269,000 in 2005, $10,155,000 in 2006, $26,000 in 2007, $1,000 in 2008 and zero in 2009.
      During 2001, we borrowed $10.0 million from Biogen to fund our general operations under the terms of an unsecured loan agreement. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year LIBOR rate plus 1%, which is reset quarterly. At December 31, 2004, the interest rate was 4.1%. The loan agreement contains financial covenants establishing limits on our ability to declare or pay cash dividends. In connection with our acquisition of Genovo in 2000, we also assumed a promissory note payable to Biogen. This promissory note has an outstanding principal amount of $650,000 and bears no interest. Upon our assumption of this note, we discounted the note to reflect market interest rates, using an imputed interest rate of 5.6%.
      Equipment financing obligations relate to secured financing for the purchase of capital equipment and leasehold improvements. These obligations bear interest at rates ranging from 8.15% to 13.64% and mature from May 2005 to February 2008.

5.	Sale of Majority-Owned Subsidiary
      On July 27, 2004, Chromos acquired all of the outstanding shares of our majority-owned subsidiary, CellExSys, through a merger between CellExSys and Chromos Inc., a wholly owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos has issued to CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian (approximately $2.5 million at the time of the closing). The debenture bears annual interest of 2% and is payable in two annual installments on the first and second anniversary of the closing.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Each shareholder of CellExSys received a pro rata distribution of Chromos common stock issued at the time of the merger, and will receive a pro-rata distribution of principal and interest payments received on the debenture. Each shareholder’s pro-rata distribution is based on their equity interest in CellExSys as of July 27, 2004, the date of closing. We owned approximately 79% of CellExSys at the time of the merger. The debenture is repayable by Chromos at its option in either cash or by the issuance of shares of Chromos common stock, assuming certain limited conditions are met by Chromos. In combination with the shares of Chromos common stock issued at closing, if the debenture is fully paid in shares of Chromos common stock, the shareholders of CellExSys would receive up to a total of 3.5 million shares of Chromos common stock. If the debenture is fully repaid in common stock by Chromos, our ownership in Chromos could be as high as 12%.
      As a result of the sale of our share of CellExSys, we recorded a gain in 2004 which is comprised of the following:

Deposits received from Chromos to fund pre-closing operating costs	$502,000
Estimated fair value of consideration received	453,000
Net liabilities assumed by Chromos	51,000

$1,006,000

      Chromos funded $502,000 of CellExSys’ operating costs through the closing of the merger and assumed CellExSys’ net liabilities as of the merger date of $51,000 consisting primarily of trade and employee payables partially offset by an employee note receivable. We estimated the fair value of the stock and debenture we received based on several factors including the market price and trading volume of Chromos common stock and Chromos’ financial and business condition. Based on our review as of December 31, 2004 we do not believe that there is evidence of an impairment in value that warrants adjustment to our carrying value of the merger consideration.
      For a limited period of time, we have agreed to provide certain transition services and assistance to CellExSys, which Chromos pays for on a monthly basis and is reflected in revenue.

6.	Shareholders’ Equity

Purchase of Minority Interest in CellExSys
      In February 2004, we issued 158,764 shares of our common stock to Itochu Corporation valued at $375,000 for Itochu’s interest in the preferred stock of CellExSys. The carrying value of the minority interest prior to purchase was $750,000. The difference between the carrying value of the minority interest of the value of the common stock issued is reflected as additional paid-in-capital as of December 31, 2004.

Conversion of Series B Convertible Preferred Stock
      On March 31, 2004 Elan converted the Series B convertible preferred stock into 4,330,000 shares of our common stock. The Series B preferred stock and accrued dividends were convertible into 4,765,500 shares of our common stock at December 31, 2003 and 4,448,645 shares at December 31, 2002. The conversion of the preferred stock was made in connection with a termination agreement that we entered into with Elan which included, among other things, the conversion of the preferred stock by Elan and us receiving Elan’s 19.9% ownership interest in Emerald Gene Systems. We also provided our consent for Elan to sell shares of our common stock that it holds, within certain market volume-based limitations.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Warrants
      In 1999, in connection with a technology license agreement, we issued to Alkermes, Inc. a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $2.50, expiring in June 2007, and a warrant to purchase 1,000,000 shares at an exercise price of $4.16 per share, expiring in June 2009. Both of these warrants were outstanding at December 31, 2004.

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

Stock Options
      We have various stock option plans (Option Plans) that provide for the issuance of nonqualified and incentive stock options to acquire up to 12,979,444 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us, or our subsidiaries. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. However in 2003, we granted options to purchase 655,000 shares of our common stock with vesting periods which range from twelve to eighteen months. Each non-employee member of our Board of Directors receives an annual stock option grant to purchase 20,000 shares, which vests over a 12 month period provided that they provide continued service to us.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity related to our Option Plans:

		Weighted
		Average
		Exercise	Options
	Shares	Price	Exercisable

Balance, January 1, 2002	3,883,833	$4.55	1,861,093
Granted	1,347,500	1.72
Exercised	(35,053)	1.06
Forfeited	(756,873)	4.12

Balance, December 31, 2002	4,439,407	3.80	2,389,393
Granted	1,060,250	0.54
Exercised	(143,017)	0.88
Expired	(4,400)	0.55
Forfeited	(1,254,553)	3.78

Balance, December 31, 2003	4,097,687	3.07	2,706,127
Granted	2,517,950	1.35
Exercised	(122,943)	0.43
Expired	(97,666)	4.81
Forfeited	(301,970)	3.52

Balance, December 31, 2004	6,093,058	2.36	3,416,598

      The following table summarizes information regarding our outstanding and exercisable options at December 31, 2004:

	Outstanding			Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Option Shares	Price	(Years)	Option Shares	Price

$ 0.29-$ 1.22	1,216,271	$0.63	7.72	893,745	$0.56
1.26- 1.31	2,165,417	1.31	9.39	252,580	1.31
1.32- 2.25	1,114,349	1.88	5.47	871,050	1.94
2.41- 6.66	1,315,779	4.57	5.59	1,117,981	4.82
8.56- 14.88	278,042	9.38	5.29	278,042	9.38
21.38- 21.38	3,200	21.38	5.16	3,200	21.38
      We estimated the fair value of each option on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2004	2003	2002

Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility range	1.12-1.47	1.47-1.51	1.48
Risk-free interest rate range	2.71-4.47%	1.62-4.19%	2.46-4.80%
Expected life of options	4 years	4 years	4 years
Weighted average fair value (per share) of options granted	$1.27	$0.49	$1.58

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares
      As of December 31, 2004, we had reserved shares of our common stock for future issuance as follows:

Stock options granted	6,093,058
Available for future stock option grants under Option Plans	4,096,772
Stock purchase warrants	2,000,000

Total shares reserved	12,189,830

7.	Collaborative and Other Agreements
      We have entered into various relationships with pharmaceutical and biotechnology companies and a non-profit organization to develop our product candidates. Under these partnerships, we typically receive reimbursement for research and development activities performed by us under the collaboration as well as milestone and upfront payments. Revenues earned under our research and development collaborations are as follows.

	Year Ended December 31,

	2004	2003	2002

IAVI	$8,340,000	$4,409,000	$5,662,000
Former collaborations:
Biogen	—	5,112,000	2,871,000
Wyeth	—	3,894,000	7,543,000
Celltech	—	—	1,280,000
Other	1,312,000	658,000	6,000

	$9,652,000	$14,073,000	$17,362,000

International AIDS Vaccine Initiative Agreement
      In February 2000, we entered into a three-year development collaboration with IAVI and Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio to develop a vaccine to protect against the progression of HIV infection to AIDS. This collaboration has been extended through December 2006. Under the terms of the collaboration, IAVI provides funding to us to support development, preclinical studies and manufacturing of product for clinical trials on a cost reimbursement basis. IAVI independently monitors and funds clinical development costs under the collaboration.
      Under the terms of the IAVI agreement, we have retained exclusive rights to commercialize any product that results from the collaboration in developed countries and have agreed to manufacture vaccines that result from the collaboration for IAVI to distribute in developing countries. If we decline, or are unable, to produce the vaccine for developing countries in reasonable quantity and at a reasonable price, IAVI has the right to contract with other manufacturers to make the vaccine for use in those countries.

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

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Celladon Collaboration
      In December 2004, we established a collaboration with Celladon Corporation focused on the development of AAV-based drugs for the treatment of congestive heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased 3,954,132 shares of our common stock at $1.52 per share for net proceeds of $6.0 million. The proceeds were recorded in equity at the fair value of the common stock which approximated market value. We have agreed to contribute up to $2 million to support development activities under the Celladon collaboration, which will consist primarily of internal development and manufacturing efforts. We are entitled to receive milestone payments during the development of product candidates under the collaboration as well as royalties and manufacturing profits from the commercialization of product candidates developed under the collaboration.

Former Biogen Collaboration
      In September 2000, we established a three-year multiple-product development and commercialization collaboration with Biogen. Upon initiation of the collaboration in 2000, Biogen paid us $8.0 million, which included an upfront technology license of $5.0 million and up-front prepaid research and development funding of $3.0 million. Under this agreement, Biogen provided $3.0 million of additional research and development funding, paid at a minimum rate of $1.0 million per year. We amortized the $8.0 million upfront fee paid by Biogen over the initial research and development collaboration period which ended on September 30, 2003. We recognized revenue on the $1.0 million minimum annual project funding as we performed specified research and development.
      As part of this collaboration, Biogen also agreed to provide us with loans of up to $10.0 million and committed to purchase, at our discretion, up to $10.0 million of our common stock. In 2001, we borrowed $10.0 million under the loan commitment. In September 2002, we issued 5,804,673 shares of our common stock to Biogen at a price of approximately $0.69 per share and received proceeds of $4.0 million and in August 2003, we issued 2,515,843 shares of our common stock to Biogen at a price of $1.91 per share and received proceeds of $4.8 million. As of December 31, 2004, Biogen owned approximately 12.1 million shares of our common stock or approximately 14.2% of our total common shares outstanding.

Former Wyeth Collaboration
      In November 2000, we entered into a collaboration to develop gene therapy products for treating hemophilia with Wyeth. Under the terms of a research and development funding agreement, Wyeth paid us upfront payments of $5.6 million and ongoing payments for research and development activities performed under the collaboration. In November 2002, Wyeth elected to terminate this collaboration and related agreements. Under the terms of our agreements with Wyeth, all rights that we granted or otherwise extended to Wyeth related to the hemophilia technology have returned to us. In February 2003, we entered into a termination agreement with Wyeth that provided for a $3.2 million cash payment from Wyeth, in payment of an account receivable of $637,000 recorded in 2002 for services performed prior to Wyeth’s termination and as a termination settlement of approximately $2.6 million to be recognized as revenue. We also recognized $1.3 million in previously received up front cash payments as revenue upon termination of the Wyeth agreement.

8.	Former Emerald Gene Systems Joint Venture
      In July 1999, we formed Emerald Gene Systems, Ltd., or Emerald, our joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation plc, or Elan. We and Elan formed Emerald to develop enhanced gene delivery systems, based on a combination of our gene delivery technologies and Elan’s drug delivery technologies. The initial development period for Emerald ended in

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
August 2002 and since then, there have been no operating activities within the joint venture. On March 31, 2004, we entered into a termination agreement with Elan and have dissolved Emerald.
      The termination agreement provided for, among other things, our acquisition of Elan’s equity interest in Emerald, the termination of technology license agreements between Emerald and both Targeted Genetics and Elan in accordance with the original terms of those license agreements, the full conversion of the Series B preferred stock held by Elan into shares of our common stock, and certain restrictions under which Elan could sell its holdings in our common stock. Elan also waived its right to nominate a director to our Board of Directors. In accordance with the termination agreement the Series B preferred stock was converted into 4.33 million shares of our common stock. As of December 31, 2004 Elan held approximately 12.1 million shares of our common stock or approximately 14.1% of our total common shares outstanding.
      Prior to the termination agreement with Elan, we owned 80.1% of Emerald’s common and preferred stock and Elan owned the remaining 19.9% of Emerald’s common and preferred stock. The common stock of Emerald held by Elan was similar in all respects to the common stock held by us, except that the common shares held by Elan did not have voting rights, but could have been converted into voting common shares at Elan’s election. Although we held 100% of the voting stock, Elan and its subsidiaries retained significant minority investor rights that were considered participating rights under EITF Bulletin 96-16, Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. Because Elan’s participating rights prevented us from exercising control over Emerald, we did not consolidate the financial statements of Emerald until we became the 100% owner, but instead accounted for our investment in Emerald under the equity method of accounting.
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
      We and Elan funded the expenses of Emerald in proportion to our respective ownership interests. Since formation we provided Emerald cash funding totaling $7.5 million which included zero in 2004 and 2003, and $1.9 million in 2002. We and Elan conducted research and development for Emerald and Emerald reimbursed each company for the costs of research and development and related expenses plus a profit percentage. We recorded reimbursements that we received from Emerald as revenue from collaborative agreement with unconsolidated, majority-owned joint venture in the Consolidated Statements of Operations and we recorded the related expenses in research and development expense. Under a convertible note facility provided to us from Elan, we borrowed a total of $8.0 million against this facility to fund our share of Emerald’s expenses. During 2003, we converted these loans and $1.4 million of accrued interest payable to Elan into 5,203,244 shares of our common stock in accordance with the original terms of the debt agreement.

9.	Commitments
      We lease our research and office facilities in Seattle, Washington under two non-cancelable operating leases. The lease on our primary laboratory, manufacturing and office space expires in April 2009 and contains an option to renew the lease for a five-year period. The lease on our administrative office space expires in March 2009, includes two options to extend the lease for a total of five additional years and includes an option to cancel the lease at any time between April 2006 and March 2009 with certain early

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination penalties. We lease a facility in Bothell, Washington under a non-cancelable operating lease that expires in September 2015, which was intended to accommodate future manufacturing of our product candidates. We have adopted SFAS No. 146 as it relates to our Bothell facility lease and have recorded accrued restructuring costs of $6.3 million as of December 31, 2004. This accrual represents the present value of future lease payments, net of assumed sublease payments. Future lease payments on our facility in Bothell will reduce the amount of the accrued restructure charges and are included in future minimum lease payments under non-cancelable operating leases which are as follows:

Year Ending December 31,

2005	$2,138,000
2006	2,336,000
2007	2,364,000
2008	2,392,000
2009	1,622,000
Thereafter	9,200,000

Total minimum lease payments	$20,052,000

      Rent expense under operating leases was $1.6 million in 2004, $1.7 million in 2003 and $3.3 million in 2002.

10.	Employee Retirement Plan
      We sponsor an employee retirement plan under Section 401(k) of the Internal Revenue Code. All of our employees and those of our subsidiaries who meet the minimum eligibility requirements are eligible to participate in the plan. Our matching contributions to the 401(k) plan are made at the discretion of our Board of Directors and were $133,000 in 2004, zero in 2003, and $181,000 in 2002.

11.	Income Taxes
      At December 31, 2004, we had net operating loss carry-forwards of approximately $150.7 million and research tax credit carry-forwards of $7.0 million. The carry-forwards will begin to expire in 2007 if not utilized, and may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended, as discussed further below. We have provided a valuation allowance to offset the deferred tax assets, due to the uncertainty of realizing the benefits of the net deferred tax asset.
      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2004	2003

Deferred tax assets
Net operating loss carry-forwards	$51,230,000	$48,560,000
Capital loss carry-forwards	2,080,000	—
Research and orphan drug credit carry-forwards	7,000,000	6,130,000
Depreciation and amortization	3,270,000	3,380,000
Restructure and other	2,430,000	2,540,000

Gross deferred tax assets	66,010,000	60,610,000
Valuation allowance for deferred tax assets	(66,010,000)	(60,610,000)

Net deferred tax asset	$—	$—

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in the valuation allowance was $5.4 million for 2004 and $8.1 million for 2003. As a result of the sale of CellExSys, which we describe in Note 5 of the Notes to the Consolidated Financial Statements, our deferred tax asset attributable to net operating loss carry-forwards decreased by $2.3 million compared to the balance as of December 31, 2003 and the tax loss on the sale of CellExSys shares resulted in a capital loss. As we have incurred losses in prior years, this capital loss may only be carried forward to offset future capital gains and will expire after 2009 if not utilized. Our valuation allowance as of December 31, 2004 includes an allowance for this capital loss carry-forward.
      Our past sales and issuances of stock have likely resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the utilization of our net operating losses and tax credits will be limited and a portion of the carry-forwards may expire unused.

12.	Condensed Quarterly Financial Information (unaudited)
      The following tables present our unaudited quarterly results for 2004 and 2003. The loss in the third quarter of 2004 reflects a $1.0 million gain on the sale of a majority-owned subsidiary. The loss in the first quarter of 2003 reflects a $2.6 million termination settlement payment from Wyeth. The losses in the third quarter of 2003 reflect $2.6 million of revenue from previously deferred payments received from Biogen. We believe that the following information reflects all normal recurring adjustments for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$1,320,000	$2,761,000	$2,388,000	$3,183,000
Restructure charges	195,000	221,000	381,000	87,000
Loss from operations	(4,862,000)	(4,354,000)	(3,737,000)	(2,217,000)
Net loss	(4,858,000)	(4,450,000)	(2,724,000)	(2,225,000)
Basic and diluted net loss per common share	(0.07)	(0.05)	(0.03)	(0.03)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Revenue	$5,639,000	$2,053,000	$5,002,000	$1,379,000
Restructure charges	281,000	2,899,000	374,000	1,636,000
Loss from operations	(520,000)	(6,611,000)	(452,000)	(6,221,000)
Net loss	(830,000)	(6,915,000)	(780,000)	(6,308,000)
Basic and diluted net loss per common share	(0.02)	(0.13)	(0.01)	(0.10)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
      Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining an adequate internal control structure and procedures our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.
      Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2004 was effective.
      Our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting, as stated in their report which is included elsewhere herein.
      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Targeted Genetics Corporation
      We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Targeted Genetics maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Targeted Genetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Targeted Genetics Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Targeted Genetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 3, 2005

PART III

Item 10.	Directors and Executive Officers of Registrant
      The information required by this Item is incorporated by reference to the sections captioned “Proposal One — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on May 26, 2005.
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
      The information required by this Item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 26, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
      The information required by this Item with respect to beneficial ownership is incorporated by reference to the section captioned “Principal Shareholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our annual meeting of shareholders to be held on May 26, 2005.
      Securities Authorized for Issuance under Equity Compensation Plans. In March 2004, our board of directors approved an increase in the number of shares available for issuance under our 1999 Stock Option Plan from 6,000,000 shares to 9,500,000 shares. The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2004:

	Number of
	Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	6,093,058	$2.36	4,096,772
Equity compensation plans not subject to approval by security holders	2,000,000	3.33	—

Total	8,093,058	$2.60	4,096,772

      In 1999, in connection with a technology license agreement, we issued to Alkermes, Inc. a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share, expiring in June 2007, and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.16 per share, expiring in June 2009. These warrants are presented in the table above as “Equity compensation plans not subject to approval by security holders.”

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Executive Compensation — Change of Control Arrangements” and “Executive Compensation — Arrangements with Management” in the proxy statement for our annual meeting of shareholders to be held on May 26, 2005.

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Proposal Three — Ratification of Independent Auditors” in the proxy statement for our annual meeting of shareholders to be held on May 26, 2005.
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
3.     Exhibits

3.1	Amended and Restated Articles of Incorporation (Exhibit 3.1)	(S)
3.2	Amended and Restated Bylaws (Exhibit 3.2)	(D)
4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 2.1)	(C)
4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 1.9)	(J)
4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services LLC (formerly known as ChaseMellon Investor Services L.L.C.) (Exhibit 10.1)	(T)
4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services LLC (Exhibit 4.4)	(V)
4.5	Fourth Amendment to Rights Agreement, dated as of September 2, 2003, between Targeted Genetics and Mellon Investor Services LLC (Exhibit 4.1)	(Y)
10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors (Exhibit 10.1)	(K)

10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers (Exhibit 10.2)	(D)
10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics* (Exhibit 10.3)	(K)
10.4	PHS Patent License Agreement — Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.4)	(K)
10.5	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics* (Exhibit 10.5)	(K)
10.6	PHS Patent License Agreement — Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.10)	(E)
10.7	License Agreement, dated as of March 28, 1994, between Targeted Genetics and the University of Michigan* (Exhibit 10.13)	(E)
10.8	Patent and Technology License Agreement, effective as of March 1, 1994, between the Board of Regents of the University of Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)	(A)
10.9	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)	(A)
10.10	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.1)	(B)
10.11	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.16)	(G)
10.12	License Agreement, dated as of March 15, 1997, between the Burnham Institute and Targeted Genetics* (Exhibit 10.23)	(E)
10.13	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc.* (Exhibit 10.36)	(I)
10.14	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics and Alkermes, Inc.* (Exhibit 10.1)	(X)
10.15	Master Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)	(H)
10.16	License and Collaboration Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.2)	(H)
10.17	Supply Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)	(H)
10.18	Credit Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva PLC (Exhibit 1.5)	(H)
10.19	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc (Exhibit 1.3)	(J)
10.20	Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd. * (Exhibit 1.4)	(J)
10.21	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd. (Exhibit 1.5)	(J)
10.22	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics * (Exhibit 1.6)	(J)
10.23	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc * (Exhibit 1.7)	(J)

10.24	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics (Exhibit 10.26)	(D)
10.25	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.1)	(R)
10.26	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.2)	(R)
10.27	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.3)	(R)
10.28	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.4)	(R)
10.29	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics and Benaroya Capital Company, LLC* (Exhibit 10.3)	(AA)
10.30	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation (Exhibit 10.1)	(L)
10.31	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association) (Exhibit 10.29)	(K)
10.32	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics and Ironwood Apartments, Inc. (Exhibit 10.2)	(X)
10.33	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.* (Exhibit 10.1)	(AA)
10.34	1992 Restated Stock Option Plan (Exhibit 99.1)	(F)
10.35	Stock Option Plan for Nonemployee Directors (Exhibit 10.34)	(E)
10.36	1999 Restated Stock Option Plan, as restated on January 23, 2001 (Exhibit 10.2)	(Q)
10.37	2000 Genovo Inc. Roll-Over Stock Option Plan (Exhibit 99.1)	(O)
10.38	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., Genovo, Inc., TGC Acquisition Corporation and Biogen, Inc.* (Exhibit 2.1)	(M)
10.39	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics, Genovo, Inc. and Biogen, Inc. (Exhibit 10.1)	(N)
10.40	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc. (Exhibit 10.2)	(N)
10.41	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics and Biogen, Inc. (Exhibit 10.3)	(X)
10.42	Product Development Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc. * (Exhibit 10.1)	(P)
10.43	Supply Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc.* (Exhibit 10.2)	(P)
10.44	Amendment No. 1 to Product, Development and Supply Agreement, dated February 24, 2003, between Genetics Institute LLC (formerly known as Genetics Institute, Inc.) and Targeted Genetics* (Exhibit 10.41)	(V)
10.45	Industrial Collaboration Agreement, dated as of February 1, 2000, between the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics* (Exhibit 10.1)	(U)
10.46	Amendment No. 1 to Industrial Collaboration Agreement, dated as of March 14, 2003, among the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics* (Exhibit 10.42)	(V)
10.47	Amendment No. 2 to Industrial Collaboration Agreement, dated August 1, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute* (Exhibit 10.2)	(Z)

10.48	Amendment No. 3 to Industrial Collaboration Agreement, dated December 2, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute* (Exhibit 10.2)	(AA)
10.49	Settlement and Termination Agreement, dated as of December 19, 2002, between Celltech Pharmaceuticals Inc., Medeva Limited and Targeted Genetics (Exhibit 10.40)	(V)
10.50	Biological Processing Services Agreement, dated as of March 28, 2003, between GenVec, Inc. and Targeted Genetics* (Exhibit 10.1)	(W)
10.51	Study Funding Agreement, dated as of April 23, 2003, between Targeted Genetics and Cystic Fibrosis Foundation Therapeutics, Inc.* (Exhibit 10.2)	(W)
10.52	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics and Alkermes, Inc.*
10.53	Common Stock and Warrants Issuance Agreement, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc. (Exhibit 10.37)	(I)
10.54	Warrant Agreements, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc. (Exhibit 10.38)	(I)
10.55	Registration Rights Agreement, dated as of July 21, 1999, by and among the Company and EIS.	(J)
10.56	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*
10.57	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*
10.58	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics, Enterprise Partners and Venrock Partners.
21.1	Subsidiaries of Targeted Genetics
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-1 (No. 333-03592) filed on April 16, 1996, as amended.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1996, filed on August 12, 1996.

(C)	Incorporated by reference to Targeted Genetics’ Registration Statement on Form 8-A filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996, filed on March 17, 1997.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1997, filed on March 31, 1998.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-58907), filed on July 10, 1998.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1998, filed on March 10, 1999.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on January 6, 1999.

(I)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1999, filed on August 5, 1999.

(J)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(K)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1999, filed on March 23, 2000.

(L)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2000, filed on August 11, 2000.

(M)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 23, 2000.

(N)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930) filed on September 13, 2000.

(O)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-48220), filed on October 19, 2000.

(P)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930) filed on February 21, 2001.

(Q)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2001, filed on May 11, 2001.

(R)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2001, filed on August 14, 2001.

(S)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002, filed on August 14, 2002.

(T)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(U)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended September 30, 2002, filed on October 14, 2002.

(V)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002, filed on March 27, 2003.

(W)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2003, filed on May 15, 2003.

(X)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on July 22, 2003.

(Y)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 1, 2003.

(Z)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended September 30, 2003, filed on October 31, 2003.

(AA)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on January 13, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 1, 2005.

TARGETED GENETICS CORPORATION

By:	/s/ H. STEWART PARKER

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

Signature	Title	Date

/s/ H. STEWART PARKER H. Stewart Parker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ TODD E. SIMPSON Todd E. Simpson	Vice President, Finance and Administration and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 1, 2005

/s/ JEREMY L. CURNOCK COOK Jeremy L. Curnock Cook	Chairman of the Board	March 1, 2005

/s/ JACK L. BOWMAN Jack L. Bowman	Director	March 1, 2005

/s/ JOSEPH M. DAVIE, PH.D., M.D. Joseph M. Davie, Ph.D., M.D.	Director	March 1, 2005

/s/ LOUIS P. LACASSE Louis P. Lacasse	Director	March 1, 2005

Signature	Title	Date

/s/ NELSON L. LEVY, PH.D., M.D. Nelson L. Levy, Ph.D., M.D.	Director	March 1, 2005

/s/ MARK P. RICHMOND, PH.D. Mark P. Richmond, Ph.D.	Director	March 1, 2005

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (Exhibit 3.1)	(S)
3.2	Amended and Restated Bylaws (Exhibit 3.2)	(D)
4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 2.1)	(C)
4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services (Exhibit 1.9)	(J)
4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services LLC (formerly known as ChaseMellon Investor Services L.L.C.) (Exhibit 10.1)	(T)
4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services LLC (Exhibit 4.4)	(V)
4.5	Fourth Amendment to Rights Agreement, dated as of September 2, 2003, between Targeted Genetics and Mellon Investor Services LLC (Exhibit 4.1)	(Y)
10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors (Exhibit 10.1)	(K)
10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers (Exhibit 10.2)	(D)
10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics* (Exhibit 10.3)	(K)
10.4	PHS Patent License Agreement — Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.4)	(K)
10.5	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics* (Exhibit 10.5)	(K)
10.6	PHS Patent License Agreement — Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics* (Exhibit 10.10)	(E)
10.7	License Agreement, dated as of March 28, 1994, between Targeted Genetics and the University of Michigan* (Exhibit 10.13)	(E)
10.8	Patent and Technology License Agreement, effective as of March 1, 1994, between the Board of Regents of the University of Texas M.D. Anderson Cancer Center and RGene Therapeutics, Inc.* (Exhibit 10.29)	(A)
10.9	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.30)	(A)
10.10	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.1)	(B)
10.11	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.* (Exhibit 10.16)	(G)
10.12	License Agreement, dated as of March 15, 1997, between the Burnham Institute and Targeted Genetics* (Exhibit 10.23)	(E)
10.13	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc.* (Exhibit 10.36)	(I)
10.14	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics and Alkermes, Inc.* (Exhibit 10.1)	(X)

10.15	Master Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.1)	(H)
10.16	License and Collaboration Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.2)	(H)
10.17	Supply Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva Pharmaceuticals, Inc.* (Exhibit 1.3)	(H)
10.18	Credit Agreement, dated as of November 23, 1998, between Targeted Genetics and Medeva PLC (Exhibit 1.5)	(H)
10.19	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc (Exhibit 1.3)	(J)
10.20	Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd. * (Exhibit 1.4)	(J)
10.21	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd. (Exhibit 1.5)	(J)
10.22	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics * (Exhibit 1.6)	(J)
10.23	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc * (Exhibit 1.7)	(J)
10.24	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics (Exhibit 10.26)	(D)
10.25	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.1)	(R)
10.26	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.2)	(R)
10.27	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.3)	(R)
10.28	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC (Exhibit 10.4)	(R)
10.29	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics and Benaroya Capital Company, LLC* (Exhibit 10.3)	(AA)
10.30	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation (Exhibit 10.1)	(L)
10.31	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association) (Exhibit 10.29)	(K)
10.32	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics and Ironwood Apartments, Inc. (Exhibit 10.2)	(X)
10.33	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.* (Exhibit 10.1)	(AA)
10.34	1992 Restated Stock Option Plan (Exhibit 99.1)	(F)
10.35	Stock Option Plan for Nonemployee Directors (Exhibit 10.34)	(E)
10.36	1999 Restated Stock Option Plan, as restated on January 23, 2001 (Exhibit 10.2)	(Q)
10.37	2000 Genovo Inc. Roll-Over Stock Option Plan (Exhibit 99.1)	(O)
10.38	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., Genovo, Inc., TGC Acquisition Corporation and Biogen, Inc.* (Exhibit 2.1)	(M)
10.39	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics, Genovo, Inc. and Biogen, Inc. (Exhibit 10.1)	(N)

10.40	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc. (Exhibit 10.2)	(N)
10.41	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics and Biogen, Inc. (Exhibit 10.3)	(X)
10.42	Product Development Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc. * (Exhibit 10.1)	(P)
10.43	Supply Agreement, dated as of November 9, 2000, between Targeted Genetics and Genetics Institute, Inc.* (Exhibit 10.2)	(P)
10.44	Amendment No. 1 to Product, Development and Supply Agreement, dated February 24, 2003, between Genetics Institute LLC (formerly known as Genetics Institute, Inc.) and Targeted Genetics* (Exhibit 10.41)	(V)
10.45	Industrial Collaboration Agreement, dated as of February 1, 2000, between the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics* (Exhibit 10.1)	(U)
10.46	Amendment No. 1 to Industrial Collaboration Agreement, dated as of March 14, 2003, among the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics* (Exhibit 10.42)	(V)
10.47	Amendment No. 2 to Industrial Collaboration Agreement, dated August 1, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute* (Exhibit 10.2)	(Z)
10.48	Amendment No. 3 to Industrial Collaboration Agreement, dated December 2, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute* (Exhibit 10.2)	(AA)
10.49	Settlement and Termination Agreement, dated as of December 19, 2002, between Celltech Pharmaceuticals Inc., Medeva Limited and Targeted Genetics (Exhibit 10.40)	(V)
10.50	Biological Processing Services Agreement, dated as of March 28, 2003, between GenVec, Inc. and Targeted Genetics* (Exhibit 10.1)	(W)
10.51	Study Funding Agreement, dated as of April 23, 2003, between Targeted Genetics and Cystic Fibrosis Foundation Therapeutics, Inc.* (Exhibit 10.2)	(W)
10.52	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics and Alkermes, Inc.*
10.53	Common Stock and Warrants Issuance Agreement, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc. (Exhibit 10.37)	(I)
10.54	Warrant Agreements, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc. (Exhibit 10.38)	(I)
10.55	Registration Rights Agreement, dated as of July 21, 1999, by and among the Company and EIS.	(J)
10.56	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*
10.57	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*
10.58	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics, Enterprise Partners and Venrock Partners.
21.1	Subsidiaries of Targeted Genetics
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-1 (No. 333-03592) filed on April 16, 1996, as amended.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1996, filed on August 12, 1996.

(C)	Incorporated by reference to Targeted Genetics’ Registration Statement on Form 8-A filed on October 22, 1996.

(D)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996, filed on March 17, 1997.

(E)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1997, filed on March 31, 1998.

(F)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-58907), filed on July 10, 1998.

(G)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1998, filed on March 10, 1999.

(H)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on January 6, 1999.

(I)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 1999, filed on August 5, 1999.

(J)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 4, 1999.

(K)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1999, filed on March 23, 2000.

(L)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2000, filed on August 11, 2000.

(M)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on August 23, 2000.

(N)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930) filed on September 13, 2000.

(O)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Registration Statement on Form S-8 (No. 333-48220), filed on October 19, 2000.

(P)	Incorporated by reference to the designated exhibit included with Targeted Genetics Current Report on Form 8-K (No. 0-23930) filed on February 21, 2001.

(Q)	Incorporated by reference to Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2001, filed on May 11, 2001.

(R)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2001, filed on August 14, 2001.

(S)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended June 30, 2002, filed on August 14, 2002.

(T)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 11, 2002.

(U)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended September 30, 2002, filed on October 14, 2002.

(V)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 2002, filed on March 27, 2003.

(W)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended March 31, 2003, filed on May 15, 2003.

(X)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on July 22, 2003.

(Y)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on October 1, 2003.

(Z)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Quarterly Report on Form 10-Q (No. 0-23930) for the period ended September 30, 2003, filed on October 31, 2003.

(AA)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on January 13, 2004.