Form 10-Q
period 2005-03-31
TARGETED GENETICS CORP /WA/
filed 2005-04-29
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	85,628,244

(Class)	(Outstanding at April 18, 2005)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2005

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$30,423,000	$34,096,000
Accounts receivable	104,000	404,000
Prepaid expenses and other	275,000	653,000

Total current assets	30,802,000	35,153,000
Property and equipment, net	2,351,000	2,495,000
Goodwill, net	31,649,000	31,649,000
Other assets	608,000	668,000

Total assets	$65,410,000	$69,965,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,217,000	$1,436,000
Accrued employee expenses	500,000	1,030,000
Accrued restructure charges	342,000	407,000
Current portion of long-term obligations	982,000	1,122,000

Total current liabilities	4,041,000	3,995,000

Accrued restructure charges and deferred rent	6,146,000	6,026,000
Long-term obligations	10,127,000	10,182,000

Commitments

Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 85,628,244 shares issued and outstanding at March 31, 2005 and 85,626,326 shares issued and outstanding at December 31, 2004	856,000	856,000
Additional paid-in capital	279,751,000	279,745,000
Accumulated deficit	(235,511,000)	(230,839,000)

Total shareholders’ equity	45,096,000	49,762,000

Total liabilities and shareholders’ equity	$65,410,000	$69,965,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue under collaborative agreements	$2,000,000	$1,320,000

Operating expenses:
Research and development	4,539,000	4,237,000
General and administrative	1,885,000	1,750,000
Restructure charges	219,000	195,000

Total operating expenses	6,643,000	6,182,000

Loss from operations	(4,643,000)	(4,862,000)
Investment income	100,000	124,000
Interest expense	(129,000)	(120,000)

Net loss	$(4,672,000)	$(4,858,000)

Net loss per common share (basic and diluted)	$(0.05)	$(0.07)

Shares used in computation of basic and diluted net loss per common share	85,628,000	72,874,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(4,672,000)	$(4,858,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324,000	333,000
Non-cash interest expense	115,000	70,000
Changes in assets and liabilities:
Decrease in accounts receivable	300,000	158,000
Decrease in prepaid expenses and other	378,000	54,000
Decrease in other assets	60,000	142,000
Increase (decrease) in current liabilities	146,000	(749,000)
Increase in deferred revenue	—	1,604,000
Increase (decrease) in accrued restructure expenses and deferred rent	55,000	(164,000)

Net cash used in operating activities	(3,294,000)	(3,410,000)

Investing activities:
Purchases of property and equipment	(180,000)	(84,000)

Net cash used in investing activities	(180,000)	(84,000)

Financing activities:
Net proceeds from sales of common stock	6,000	23,813,000
Payments under leasehold improvements and equipment financing arrangements	(205,000)	(257,000)

Net cash provided by (used in) financing activities.	(199,000)	23,556,000

Net increase (decrease) in cash and cash equivalents	(3,673,000)	20,062,000
Cash and cash equivalents, beginning of period	34,096,000	21,057,000

Cash and cash equivalents, end of period	$30,423,000	$41,119,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

     The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2004 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. Our results of operations for the three months ended March 31, 2004 also include the results of CellExSys, Inc., or CellExSys, our majority-owned subsidiary, that was merged into Chromos, Inc. in July 2004. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

     We do not believe that our results of operations for the three months ended March 31, 2005 are necessarily indicative of the results to be expected for the full year.

     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

2.	Long-Term Obligations

     Long-term obligations consisted of the following:

	March 31,	December 31,
	2005	2004
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Loan payable to Biogen, due September 2005	634,000	624,000
Equipment financing obligations	475,000	680,000

Total obligations	11,109,000	11,304,000
Less current portion	(982,000)	(1,122,000)

Total long-term obligations	$10,127,000	$10,182,000

     Future aggregate principal payments related to long-term obligations are $927,000 for the remainder of 2005, $10,156,000 in 2006, $25,000 in 2007, $1,000 in 2008 and zero in 2009.

3.	Accrued Restructure Charges

We apply the provisions of Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility in response to our decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of assumed sub-lease income and expense. We also record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis as a restructure charge in our consolidated statements of operations.

     The table below presents a reconciliation of the accrued restructure liability for the three month period ended March 31, 2005:

Contract
Termination
Costs
December 31, 2004 accrued liability	$6,348,000
Charges incurred	100,000
Adjustments to the liability	119,000
Amount paid	(175,000)

March 31, 2005 accrued liability	$6,392,000

     During the three months ended March 31, 2005, we recorded accretion expense of $119,000 and a charge of $100,000 for a change in estimate related to additional time that we believe it may require to identify a sublease tenant for the portion of our Bothell facility that we intend to sublease. Through March 31, 2005, we have recorded contract termination costs relating to our Bothell facility and our former facility in Sharon Hill, Pennsylvania, which we discontinued using in February 2002, totaling $7.9 million. We expect to incur an additional $2.5 million in accretion expense through the September 2015 expiration of the Bothell lease.

     Further development or commercialization of any of our product candidates may require the use of a portion of our Bothell facility to fulfill our manufacturing requirements. While the application of SFAS No. 146 includes an assumption for sublease income from the facility, we do not currently intend to sublease a portion of the Bothell facility. We ratably expense this assumed net sublease income over the remaining term of the lease and classify this expense as research and development expense. If we decide to utilize this facility, any remaining accrued restructure charges related to the portion of the facility placed into service will be reversed, net of any applicable deferred credits, and recorded as a one-time credit to restructure charges and reflected in the period in which use is resumed. We would base any decision to use this facility on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.

4.	Stock Compensation

     As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we currently follow Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock option grants. We do not recognize compensation expense for options granted to employees and members of our board of directors because we grant all options at fair market value on the date of grant. The value of options and warrants to purchase common stock granted to non-employees are recorded as an expense over their service period based on their fair value. No options or warrants have been issued to non-employees during any of the periods presented. As allowed by SFAS No. 123, we do not recognize compensation expense on stock options granted to employees and directors. However, if we had elected to recognize compensation expense based on the fair market value at the grant dates for the stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Three months ended
	March 31,
	2005	2004
Net loss:
As reported	$(4,672,000)	$(4,858,000)
Pro forma stock-based compensation expense	(464,000)	(235,000)

Pro forma	$(5,136,000)	$(5,093,000)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.07)
Pro forma	(0.06)	(0.07)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure will no longer be an alternative under SFAS No.

123R. We are currently required to adopt SFAS No. 123R as of January 1, 2006. We do not expect the adoption of SFAS No. 123R to have a significant effect on our financial condition or cash flows, however its adoption will result in ongoing non-cash stock compensation charges that will increase our reported net loss and our net loss per share.

     We plan to apply the “modified prospective” method of adopting SFAS No. 123R which will result in prospective charges to expense beginning as of the effective date of SFAS No. 123R for options as they vest. Alternatively, we have the option of applying the “modified retrospective” method which, in addition to the prospective charges applicable under the modified prospective approach, would include a one-time cumulative effect of accounting change for options that are vested as of the effective date. At this time we cannot predict the ultimate impact of adopting SFAS No. 123R because the impact will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts presented above in the disclosure of pro forma net loss and net loss per share.

5.	Investment in Securities of Chromos Molecular Systems, Inc.

     In July 2004, our majority-owned subsidiary, CellExSys Inc., was merged into Chromos Inc., a wholly owned subsidiary of Chromos Molecular Systems Inc., or Chromos. In connection with the merger, Chromos issued 1.5 million shares of its common stock and a secured convertible debenture totaling approximately $3.4 million Canadian. The debenture is repayable at Chromos’ option in either cash or by the issuance of shares of Chromos common stock, assuming certain conditions are met by Chromos, including compliance with all material provisions of the merger agreement, debenture and other related agreements. Our ownership in CellExSys at the time of the merger was approximately 79%. As a result, we received approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under the debenture. We record the common stock and debenture at fair value in our financial statements, which as of December 31, 2004 totaled $453,000. We review the carrying value of the debenture for signs of impairment on a regular basis and record the shares of Chromos common stock at market value.

     On April 1, 2005, Chromos announced its financial results for the year ended December 31, 2004 and restructuring efforts intended to significantly reduce its operating costs. Chromos also reported that its available cash reserves would not fund its operations beyond May 2005 and terminated substantially all of the former employees of CellExSys. As a result of this announcement, the workforce reduction and the diminished financial condition of Chromos, we have reduced the carrying value of the debenture to zero in our financial statements as of March 31, 2005. Investment income in the accompanying statement of operations for the quarter ended March 31, 2005 includes a $63,000 non-cash charge to reduce the carrying value of the debenture as we deemed the impairment in value to be other than temporary. The approximately 1.2 million shares of Chromos common stock that we hold are recorded in the accompanying balance sheet at $390,000 based on the closing market price on March 31, 2005, which decreased substantially on April 1, 2005 as a result of the Chromos restructuring announcement. We will recognize any changes in the market value of this investment in the period of such change. One of the members of our Board of Directors is also a member of Chromos’ Board of Directors.

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

Business Overview

     Targeted Genetics Corporation develops gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by appropriately modifying cellular function at a genetic level. This involves introducing genetic material into target cells and expressing it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes gene therapy uses of certain genes, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.

     Gene therapy products involve the use of delivery vehicles, called vectors, to place genetic material into target cells. Our proprietary vector technologies include both viral and synthetic vectors. Our viral vector development activities, which use modified viruses to deliver genetic material into cells are focused on adeno-associated virus, or AAV, a virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several potential gene therapy products, including each of our product candidates currently under development. Our synthetic vectors deliver genetic material into cells using lipids, which are fatty, water-insoluble organic substances that can promote gene uptake through cell membranes. We believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genetic material into rapidly dividing cells, such as certain types of tumor cells. Although all of our current product development candidates utilize AAV as the delivery vector, we believe that possessing capabilities in both viral and synthetic approaches provides advantages in our corporate partnering efforts and increases the range of our potential products that may reach the market.

     In March 2005, we announced the results for our second Phase II clinical trial of tgAAVCF, our AAV-based product candidate for the treatment patients with mild to moderate cystic fibrosis. In this study, tgAAVCF failed to meet its primary endpoint of statistically significant improvement in lung function, 30 days following initial administration of tgAAVCF compared to placebo. Based on these results, we have decided not to pursue further development of tgAAVCF and have focused our efforts on other clinical and preclinical stage programs.

     We have two product candidates in Phase I clinical trials. The first is an AAV-based prophylactic vaccine candidate for high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS. This program is being developed in collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and the Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. Results also showed that at the doses evaluated in this initial trial, a single administration of tgAAC09, did not elicit a significant immune response. These results support further development of tgAAC09 and clinical evaluation at higher dose levels. We will continue to monitor these volunteers in accordance with our clinical trial protocol. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI expanded the single-dose Phase I trial to include sites in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates. Additionally, in a non-human primate study, it was demonstrated that antibody and T cell responses increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we plan to expand the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we will report the data from the entire study. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. Preclinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower dose levels.

     Our second product candidate in a clinical trial is an AAV-based product candidate for the treatment of inflammatory arthritis. In March 2004, we initiated a Phase I clinical trial for this product candidate. This dose-escalation safety trial is designed to enroll up to 24 patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. This study is primarily designed to evaluate the safety of tgAAC94 of escalating doses. We also expect to collect data on signs and symptoms of disease, molecular markers of disease and gene expression in both a drug-treated and placebo-treated groups of patients. We expect to be able to present data from the trial in mid-2005.

     We have established broad capabilities in applying our gene delivery technologies and have developed an infrastructure that allows us to leverage these capabilities into multiple product opportunities. We have also developed processes to manufacture our potential products at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to commercialization. These methods are similar to the methods used to manufacture other biologics. This has enabled us to establish collaborations with others. In December 2004, we initiated a collaboration with Celladon Corporation to pursue the development of AAV-based treatments for congestive heart failure. In January 2005, we initiated a collaboration with Sirna Therapeutics, Inc. to pursue the development of an AAV-based treatment for Huntington’s disease. We believe that our development and manufacturing capabilities may enable us to establish additional strategic partnerships or collaborations.

     We believe that a wide range of diseases may potentially be treated or prevented with gene-based products, including cancer, genetic diseases and infectious diseases. We believe that there is also a significant opportunity to treat diseases that are currently treated using proteins, monoclonal antibodies or small molecule drugs. These diseases may be more effectively treated by gene-based therapies that may provide a long-term or a localized method of treatment. Additionally, we believe that there are potential therapeutic applications where a gene-based approach to delivering a therapeutic protein may be preferred due to inherent difficulties in delivering the therapeutic protein itself. Our business strategy is to leverage our proprietary intellectual property and AAV development capabilities into multiple product development programs and collaborations to maximize our product opportunities. Using AAV gene delivery systems, we are developing product candidates across multiple diseases with the belief that gene-based therapies may provide a means to treat diseases not fully treatable with current biologic and pharmaceutical drugs. We believe that, if successful, we can establish significant market potential for our product candidates. Currently there are no commercially available gene therapy products in the United States. We intend to pursue product development programs to enable us to demonstrate proof of concept and eventually commercialize gene-based therapeutics to address currently unmet medical needs in treating disease.

     The development of pharmaceutical products, including our potential AIDS, inflammatory arthritis, congestive heart failure, and Huntington’s disease product candidates discussed above, involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” presented below.

Results of Operations

  Revenue

     Revenue increased to $2.0 million for the three months ended March 31, 2005 from $1.3 million for the same period in 2004. Revenue in 2005 and 2004 primarily reflect amounts earned under our AIDS vaccine collaboration with IAVI. We expect that our revenue for the remainder of 2005 will consist primarily of research and development revenue earned under our collaboration with IAVI and smaller amounts of revenue earned from our collaborations with Celladon and Sirna expected later in 2005. Our revenue for the next several years will depend on the continuation of the current collaborations with IAVI, Celladon and Sirna and our success with entering into and performing under potential new collaborations.

  Operating Expenses

     Research and Development Expenses. Research and development expenses increased to $4.5 million for the three months ended March 31, 2005 from $4.2 million for the same period in 2004. This increase generally reflects higher costs in our AIDS vaccine and inflammatory arthritis programs. Research and preclinical development program expenses in 2004 include costs associated with CellExSys, which were eliminated in July 2004 following the merger of CellExSys into Chromos. We expect that our research and development expenses for the remainder of 2005 will vary depending on the timing of outside services necessary to support our clinical programs and our newly initiated collaborations with Celladon and Sirna.

     The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended
	March 31,
	2005	2004
Programs in clinical development:
AIDS vaccine	$1,124,000	$529,000
Inflammatory arthritis	586,000	81,000
Cystic fibrosis	189,000	136,000
Indirect costs	1,511,000	884,000

Total clinical development program expense	3,410,000	1,630,000
Research and preclinical development program expense	1,129,000	2,607,000

Total research and development expense	$4,539,000	$4,237,000

     Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our AIDS vaccine program and the Cystic Fibrosis Foundation separately funded the external costs of the Phase II clinical trial of tgAAVCF. As a result, we do not include those costs in our research and development expenses. We discontinued development of our cystic fibrosis product candidate in March 2005.

     Costs attributed to research and preclinical programs represent our earlier-stage development activities, including costs incurred for the Huntington’s disease and congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

     General and Administrative Expenses. General and administrative expenses increased to $1.9 million for the three months ended March 31, 2005, from $1.8 million for the same period in 2004. This increase primarily reflects higher professional service costs related to patent issuances in the current year, offset by lower personnel costs due to the merger of CellExSys into Chromos in July 2004.

     Restructure Charges. Restructure charges increased to $219,000 for the three months ended March 31, 2005, from $195,000 for the same period in 2004. Restructuring charges in 2005 consist of accretion expense totaling $119,000 and a charge related to updated sublease rental assumptions that may be achieved from our Bothell facility totaling $100,000. We record accretion expense based upon changes in the accrued restructure liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis and is reflected as a charge in the accompanying statements of operations as a restructuring charge.

  Other Income and Expense

     Investment Income. Investment income decreased to $100,000 for the three months ended March 31, 2005, from $124,000 for the same period in 2004. The decrease reflects a $63,000 non-cash charge to reduce the carrying value of our share of the Chromos debenture received as part of the CellExSys merger. This non-cash charge, which reduced the debenture carrying value to zero, was partially offset by higher investment income.

     Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense increased to $129,000 for the three months ended March 31, 2005, from $120,000 for the same period in 2004, reflecting an increase of the London Interbank Offered Rate, or LIBOR, used to calculate interest on a $10 million loan owed to Biogen offset by lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements.

Liquidity and Capital Resources

     Our combined cash and cash equivalents decreased to $30.4 million at March 31, 2005, compared to $34.1 million at December 31, 2004 and our net working capital decreased to $26.8 million at March 31, 2005, compared to $31.2 million at December 31, 2004. Our principal use of cash was $3.3 million to fund our operations during the period. Our shareholders’ equity decreased to $45.1 million at March 31, 2005, compared to $49.8 million at December 31, 2004 due to our net loss of $4.7 million for the quarter ended March 31, 2005.

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

     Our AIDS vaccine candidate and our inflammatory arthritis product candidate are both in Phase I clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our product candidates and expand research and development of our product candidates for treating additional diseases.

     We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine for use in non-industrialized countries. We are developing our product candidate for Huntington’s disease under a collaboration with Sirna where we share the development costs, and any potential revenues with Sirna. Under our collaboration with Celladon to develop products to treat congestive heart failure, we have agreed to contribute up to $2 million to support development activities under the collaboration. This contribution will consist primarily of internal development and manufacturing efforts at rates agreed to by the parties. We are entitled to receive payments from Celladon for our research and development efforts above $2 million.

We had previously expected that our cash requirements for 2005 would range from $22 million to $24 million. As a result of discontinuing our cystic fibrosis program, we have eliminated certain operating activities previously planned to occur during 2005. We have also recently completed the preparation of development plans under our new collaborations with Celladon and Sirna, under which we expect to receive additional sources of funding during 2005. As a result, we now expect that our cash requirements for 2005 will range from $20 million to $22 million and that our cash and cash equivalents at March 31, 2005, plus the funding from our partners will be sufficient to fund our operations until approximately mid-2006. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in 2006. We have a $650,000 loan from Biogen that is due in September 2005. We have a $10 million note payable to Biogen that is due in August 2006, which will require that we raise additional capital, or seek an alternative arrangement to repay the note.

     Our near-term financing strategy has included leveraging our development capabilities and intellectual assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. During 2004, we raised approximately $30 million in new equity capital and have recently entered into new strategic collaborations with Celladon and Sirna that leverage our development capabilities. In March 2005, we announced the initial results of a Phase II clinical trial of tgAAVCF and our decision to discontinue the development of the product candidate based on those results. The results of this trial and the discontinuance of the program have impacted our ability to raise additional capital and have caused us to focus our financing strategy around advancement of our two other programs in clinical development and our new development collaborations and leveraging value out of our other intellectual assets and capabilities. We expect the level of our future operating expenses to be driven by the needs of our product development programs, offset by the availability of funds through partner-funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

     IAVI has the right to terminate our collaboration and its obligation to provide research funding at any time for any reason with 90 days’ notice. If we were to lose the collaborative funding expected from IAVI and were unable to obtain alternative sources of funding for the AIDS vaccine product candidate, we may be unable to continue our research and development program for that product candidate. Our other development collaborations contain similar termination provisions which if terminated would result in the loss of funding and may cause us to terminate development efforts on the program.

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of March 31, 2005, we had an accumulated deficit of approximately $235.5 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

     In December 2003, IAVI initiated a Phase I trial for our AIDS vaccine product candidate in Europe. In March 2004, we initiated a Phase I trial for our inflammatory arthritis product candidate in the United States and Canada. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

     We expect that our cash and cash equivalents at March 31, 2005, plus the funding from IAVI for 2005 work under our AIDS vaccine collaboration and funding from our other partners will be sufficient to fund our operations until approximately mid-2006. This estimation is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In August 2006, our $10 million note payable to Biogen is due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. We also have a $650,000 loan from Biogen that is due in September 2005. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in those years. Additional sources of financing could involve one or more of the following:

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

     As our product development efforts progress, especially in potentially significant markets such as AIDS or inflammatory arthritis therapies, the risk increases that others may claim that our processes and potential products infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

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

     We have a collaborative development agreement with IAVI, which expires in December 2006, that we expect to provide us with funding to reimburse research and development and manufacturing expenses we incur in connection with the collaboration. As a result, a significant portion of our operating expenses are funded through our collaborative agreements with IAVI. Additionally, IAVI directly funds the Phase I clinical trial for our AIDS vaccine product candidate.

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

     The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of patients and generally test for drug safety rather than efficacy. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting effect. If a larger group of patients does not experience positive results, or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

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

     Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in 2003, fourteen patients in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the patients subsequently developed leukemia. Serious adverse events, including patient deaths have occurred in clinical trials. Adverse events and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.

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

     We face increasingly intense competition from a number of commercial entities and institutions that are developing gene therapy technologies. Our competitors include early-stage and more established gene delivery companies, other biotechnology companies, pharmaceutical companies, universities, research institutions and government agencies developing gene therapy products or other biotechnology-based therapies designed to treat the diseases on which we focus. We also face competition from companies using more traditional approaches to treating human diseases, such as surgery, medical devices and pharmaceutical products. As our product candidates become commercial gene therapy products that may affect commercial markets of the analogous protein or traditional pharmaceutical therapy, disputes including lawsuits, demands, threats or patent challenges may arise in an effort to slow our development. In addition, we compete with other companies to acquire products or technology from research institutions or universities. Many of our competitors have substantially more financial and infrastructure resources and larger research and development staffs than we do. Many of our competitors also have greater experience and capabilities than we do in:

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

     Our stock is listed on the NASDAQ SmallCap Market. In order to continue to be listed on the NASDAQ SmallCap Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. The closing bid price of our common stock has been below the $1.00 requirement for extended periods of time on multiple occasions in March and April 2005. If at any time we can not maintain this minimum standard for 30 consecutive trading days, the delisting process may be initiated. Ultimately, if we are unable to comply with the minimum bid price requirement and the other current or future listing requirements, we would lose our quotation on the NASDAQ SmallCap Market. Delisting of our common stock from the NASDAQ SmallCap Market would likely result in a substantial loss in liquidity of our common stock and in a decline in its market price, and you could lose all or part of your investment. In addition, our ability to raise capital through the issuance of debt or equity securities may be impaired if our common stock is delisted.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business.

     A small number of investors own a significant number of shares of our common stock. As of March 31, 2005, Biogen held approximately 12.1 million and Elan (together with its affiliates) held approximately 11.6 million shares of our common stock. Together these holdings represent approximately 27.7% of our common shares outstanding as of March 31, 2005. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

     For example, at March 31, 2005, Elan held approximately 11.6 million shares of our common stock. Between December 31, 2004 and January 5, 2005, Elan reported the sale of 395,000 shares of our common stock. In accordance with the termination agreement that we entered into in Elan with in March 2004, Elan is permitted to sell quantities of stock our equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended. The sale of significant quantities of stock by Elan, or other holders of significant shares of our stock, could adversely impact the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of March 31, 2005, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2005	2006	2007	2008	2009	Total
Maturities of long-term obligations:
Variable rate note	$—	$10,000,000	$—	$—	$—	$10,000,000
Fixed rate notes	634,000	—	—	—	—	634,000
Fixed rate equipment financing	293,000	156,000	25,000	1,000	—	475,000

Total	$927,000	$10,156,000	$25,000	$1,000	$—	$11,109,000

Item 4.	Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting, that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

     None.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

     Certain of our loan agreements contain financial covenants establishing limits on our ability to declare or pay cash dividends.

Item 3.	Defaults Upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

Item 5.	Other Information

     None.

Item 6.	Exhibits

     See the Index to Exhibits included in this quarterly report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targeted Genetics Corporation

Date: April 27, 2005	By:	/s/ H. Stewart Parker

H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 27, 2005	By:	/s/ Todd E. Simpson

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