Form 10-Q
period 2005-06-30
TARGETED GENETICS CORP /WA/
filed 2005-07-28
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value	85,628,244

(Class)	(Outstanding at July 20, 2005)

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2005

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,609,000	$34,096,000
Accounts receivable	124,000	404,000
Prepaid expenses and other	637,000	653,000

Total current assets	26,370,000	35,153,000
Property and equipment, net	2,150,000	2,495,000
Goodwill, net	31,649,000	31,649,000
Other assets	201,000	668,000

Total assets	$60,370,000	$69,965,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,464,000	$1,436,000
Accrued employee expenses	579,000	1,030,000
Accrued restructure charges	517,000	407,000
Deferred revenue	143,000	—
Current portion of long-term obligations	873,000	1,122,000

Total current liabilities	4,576,000	3,995,000

Accrued restructure charges and deferred rent	5,921,000	6,026,000
Long-term obligations	10,071,000	10,182,000

Commitments

Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 85,628,244 shares issued and outstanding at June 30, 2005 and 85,626,326 shares issued and outstanding at December 31, 2004	856,000	856,000
Additional paid-in capital	279,751,000	279,745,000
Accumulated deficit	(240,805,000)	(230,839,000)

Total shareholders’ equity	39,802,000	49,762,000

Total liabilities and shareholders’ equity	$60,370,000	$69,965,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue under collaborative agreements	$1,462,000	$2,761,000	$3,462,000	$4,081,000

Operating expenses:
Research and development	4,808,000	4,828,000	9,347,000	9,065,000
General and administrative	1,660,000	2,066,000	3,545,000	3,816,000
Restructure charges	119,000	221,000	338,000	416,000

Total operating expenses	6,587,000	7,115,000	13,230,000	13,297,000

Loss from operations	(5,125,000)	(4,354,000)	(9,768,000)	(9,216,000)
Investment income (loss)	(33,000)	21,000	67,000	145,000
Interest expense	(136,000)	(117,000)	(265,000)	(237,000)

Net loss	$(5,294,000)	$(4,450,000)	$(9,966,000)	$(9,308,000)

Net loss per common share (basic and diluted)	$(0.06)	$(0.05)	$(0.12)	$(0.12)

Shares used in computation of basic and diluted net loss per common share	85,628,000	81,604,000	85,628,000	77,239,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(9,966,000)	$(9,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647,000	669,000
Loss on investments	278,000	—
Changes in assets and liabilities:
Decrease in accounts receivable	280,000	166,000
Increase in prepaid expenses and other	(291,000)	(145,000)
Decrease in other assets	467,000	155,000
Increase in current liabilities	595,000	205,000
Increase in deferred revenue	143,000	1,587,000
Increase (decrease) in accrued restructure expenses and deferred rent	5,000	(193,000)

Net cash used in operating activities	(7,842,000)	(6,864,000)

Investing activities:
Proceeds from sale of investments	29,000	—
Purchases of property and equipment	(302,000)	(137,000)

Net cash used in investing activities	(273,000)	(137,000)

Financing activities:
Net proceeds from sales of common stock	6,000	23,793,000
Payments under leasehold improvements and equipment financing arrangements	(378,000)	(468,000)

Net cash provided by (used in) financing activities	(372,000)	23,325,000

Net increase (decrease) in cash and cash equivalents	(8,487,000)	16,324,000
Cash and cash equivalents, beginning of period	34,096,000	21,507,000

Cash and cash equivalents, end of period	$25,609,000	$37,381,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2004 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly-owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. Our results of operations for the periods ended June 30, 2004 also include the results of CellExSys, Inc., or CellExSys, our majority-owned subsidiary, that was sold and merged into Chromos, Inc. in July 2004. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.
     We do not believe that our results of operations for the three and six months ended June 30, 2005 are necessarily indicative of the results to be expected for the full year.
     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.
2. Long-Term Obligations
     Long-term obligations consisted of the following:

	June 30,	December 31,
	2005	2004
Loan payable to Biogen, due August 2006	$10,000,000	$10,000,000
Loan payable to Biogen, due September 2005	642,000	624,000
Equipment financing obligations	302,000	680,000

Total obligations	10,944,000	11,304,000
Less current portion	(873,000)	(1,122,000)

Total long-term obligations	$10,071,000	$10,182,000

     Future aggregate principal payments related to long-term obligations are $762,000 for the remainder of 2005, $10,155,000 in 2006, $26,000 in 2007, $1,000 in 2008 and zero in 2009.
3. Accrued Restructure Charges
     We apply the provisions of Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2002 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of assumed sublease income and expense. We also record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis as a restructure charge in our consolidated statements of operations.

     The table below presents a reconciliation of the accrued restructure liability for the six month period ended June 30, 2005:

Contract
Termination
Costs
December 31, 2004 accrued liability	$6,348,000
Charges incurred	100,000
Adjustments to the liability	238,000
Amount paid	(349,000)

June 30, 2005 accrued liability	$6,337,000

     Adjustments to the liability for the six months ended June 30, 2005 reflect accretion expense for the period. Charges incurred reflect a change made during the quarter ended March 31, 2005 in an estimate for additional time that may required to identify a sublease tenant for the portion of our Bothell facility that we intend to sublease. Through June 30, 2005, we have recorded contract termination costs totaling $8.0 million for our Bothell facility and our former facility in Sharon Hill, Pennsylvania, which we discontinued using in February 2002 and terminated the lease in December 2004. We expect to incur an additional $2.4 million in accretion expense through the expiration of the Bothell lease in September 2015.
     Further development or commercialization of any of our product candidates may require us to use a portion of our Bothell facility to fulfill our manufacturing requirements. While the application of SFAS No. 146 includes an assumption for sublease income from the facility, we do not currently intend to sublease a portion of the Bothell facility. We ratably expense this assumed net sublease income over the remaining term of the lease and classify this expense as research and development expense. If we decide to utilize this facility, any remaining accrued restructure charges related to the portion of the facility placed into service will be reversed, net of any applicable deferred credits, and recorded as a one-time non-cash credit to restructure charges and reflected in the period in which use is resumed. We would base any decision to use this facility on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of resources. However, unless we resume use of the facility, we will continue to account for the lease in accordance with SFAS No. 146 and will periodically evaluate the assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(5,294,000)	$(4,450,000)	$(9,966,000)	$(9,308,000)
Proforma stock-based compensation expense	(404,000)	(339,000)	(868,000)	(574,000)

Pro forma	$(5,698,000)	$(4,789,000)	$(10,834,000)	$(9,882,000)

Basic net loss per share:
As reported	$(0.06)	$(0.05)	$(0.12)	$(0.12)
Pro forma	(0.07)	(0.06)	(0.13)	(0.13)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R requires the expense of all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure will no longer be an alternative under SFAS No. 123R. We are currently required to adopt SFAS No. 123R as of January 1, 2006. We do not expect the adoption of SFAS No. 123R to have a significant effect on our financial condition or our cash flows; however, its adoption will result in ongoing non-cash stock compensation charges that will increase our reported net loss and our net loss per share.
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
5. Investment in Securities of Chromos Molecular Systems, Inc.
     In July 2004, our majority-owned subsidiary, CellExSys Inc., was acquired by and merged into Chromos Inc., a wholly-owned subsidiary of Chromos Molecular Systems Inc., or Chromos. In connection with the merger, Chromos issued 1.5 million shares of its common stock and a secured convertible debenture totaling approximately $3.4 million Canadian payable in two installments of $1.5 million Canadian on July 27, 2005 and $1.9 million Canadian on July 27, 2006. The debenture is repayable at Chromos’ option either in cash or by the issuance of shares of Chromos common stock, assuming certain conditions are met by Chromos, including compliance with all material provisions of the merger agreement, debenture and other related agreements. Our ownership in CellExSys at the time of the merger was approximately 79%. As a result, we received approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under the debenture. On July 27, 2005, Chromos issued approximately 720,000 shares of its common stock to us in connection with the scheduled debt payment under the debenture.
     We record the common stock and debenture at fair value in our financial statements, which as of December 31, 2004 totaled $453,000. We review the carrying value of the debenture for signs of impairment on a regular basis and record the shares of Chromos common stock at market value. On April 1, 2005, Chromos announced its financial results for the year ended December 31, 2004 and restructuring efforts intended to significantly reduce its operating costs. Chromos has reported that it has limited available cash reserves and has terminated substantially all of the former employees of CellExSys. As a result of these announcements, we recorded a $63,000 non-cash charge to investment income to reduce the carrying value of the debenture to zero in our financial statements as of March 31, 2005 as we deemed the impairment in value to be other-than-temporary. We recognize changes in the market value of the common stock investment in the period of such change as unrealized gains or losses in investment; however, during the quarter ended June 30, 2005, we recognized an impairment loss totaling $181,000 based on our conclusion that the decrease in market price of Chromos common stock was other-than-temporary. The shares of Chromos common stock that we hold are recorded in the accompanying balance sheets at the quoted market price of the shares, which as of June 30, 2005 totaled $146,000. One of the members of our Board of Directors is also a member of the Board of Directors of Chromos.

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
     We have two product candidates in Phase I clinical trials. The first, tgAAC94, is an AAV-based product candidate being developed for the treatment of inflammatory arthritis. In March 2004, we initiated a Phase I clinical trial designed to evaluate the safety of escalating doses of tgAAC94 in patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. On July 26, 2005, we announced the preliminary results from this trial. In this trial, 15 patients received a single intra-articular injection of tgAAC94 or placebo. The trial contained a placebo group at each dose level, which was included primarily to assess whether any adverse events that might be seen were attributable to an intra-articular injection itself, as opposed to an intra-articular injection of tgAAC94. Results of this trial indicate that tgAAC94 can be safely administered and was well tolerated at the doses evaluated in the trial. For a period of 24 weeks following treatment, we are collecting data on:
•	signs and symptoms of disease as measured by standardized arthritis index scores for tenderness and swelling,

•	molecular markers of disease, and

•	gene expression in both drug-treated and placebo-treated groups of patients.
     Preliminary review of the trial data collected on patients through four weeks following injection indicates a sustained improvement in signs and symptoms of disease in nine of the eleven drug-treated subjects. Preliminary data also indicate that seven out of nine patients who received tgAAC94 and have been evaluated through week eight following treatment, experienced sustained improvement in signs and symptoms of disease. In those subjects receiving placebo, improvements in arthritis signs were noted in two out of four subjects. The trial is closed for enrollment and patients will continue to be followed for 24 weeks after injection. Additional clinical results will be reported at an appropriate scientific venue as they become available. Based on the results of this study, we expect to advance the development of tgAAC94 into the next stage of clinical development; including localized treatment of patients who are concurrently receiving systemic anti-TNF therapies, but who continue to suffer from one or more affected joints. We plan to commence the next clinical trial of tgAAC94 in the third quarter of 2005.
     Our second product candidate in a clinical trial is an AAV-based prophylactic vaccine candidate for high-risk populations in developing nations to protect against the progression of Human Immunodeficiency Virus, or HIV, infection to Acquired Immune Deficiency Syndrome, or AIDS. This program is being developed in collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and the Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. Results also showed that at the doses evaluated in this initial trial, a single administration of tgAAC09, did not elicit a significant immune response. These results support further development of tgAAC09 and clinical evaluation at higher dose levels. We will continue to monitor these volunteers in accordance with our clinical trial protocol. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI expanded the single-dose Phase I trial to include a site in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates. Additionally, in a non-human primate study, it was demonstrated that antibody and T cell responses increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we plan to expand the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we will report the data from the entire study, which we expect will occur in late 2005. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. Preclinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower dose levels.
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
Results of Operations
   Revenue
     Revenue decreased to $1.5 million for the three months ended June 30, 2005 from $2.8 million for the same period in 2004. Revenue decreased to $3.5 million for the six months ended June 20, 2005 from $4.1 million for the same period in 2004. Results for the three and six months ended June 30, 2004 include revenue from a contract manufacturing agreement with GenVec. The decrease in revenue for the three months ended June 30, 2005 also reflects lower research and development activities under our AIDS vaccine collaboration with IAVI. We expect that our revenue for the remainder of 2005 will consist primarily of research and development revenue earned under our collaboration with IAVI and smaller amounts of revenue earned from our collaborations with Celladon and Sirna expected later in 2005. Our revenue for the next several years will depend on the continuation of the current collaborations with IAVI, Celladon and Sirna and our success with entering into and performing under new collaborations that we may enter into.
   Operating Expenses
     Research and Development Expenses. Research and development expenses remained constant at $4.8 million for the three months ended June 30, 2005 and 2004, but increased slightly to $9.3 million for the six months ended June 30, 2005 compared to $9.1 million for the same period in 2004. Costs attributable to the AIDS vaccine and inflammatory arthritis programs increased for the six months ended June 30, 2005; however, were lower during the quarter ended June 30, 2005 compared to 2004, reflecting fluctuations in the timing of development activities under the programs. Costs attributable to the cystic fibrosis program are lower in 2005 and reflect the discontinuation of the program in March 2005. These costs exclude the external costs of the Phase II clinical trial completed in March 2005 which were separately funded by the Cystic Fibrosis Foundation and therefore, not included in our operating results. Research and preclinical development expenses reflect the elimination of costs related to CellExSys following its sale and merger into Chromos in July 2004, as well as the costs of our new development programs in congestive heart failure and Huntington’s disease which were initiated earlier in 2005.
     The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Programs in clinical development:
AIDS vaccine	864,000	1,041,000	1,988,000	1,570,000
Inflammatory arthritis	581,000	825,000	1,167,000	906,000
Cystic fibrosis	85,000	316,000	274,000	452,000
Indirect costs	1,099,000	1,684,000	2,610,000	2,568,000

Total clinical development program expense	2,629,000	3,866,000	6,039,000	5,496,000
Research and preclinical development program expense	2,179,000	962,000	3,308,000	3,569,000

Total research and development expense	$4,808,000	$4,828,000	$9,347,000	$9,065,000

     Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our AIDS vaccine program. As a result, we do not include those costs in our research and development expenses.
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
     General and Administrative Expenses. General and administrative expenses decreased to $1.7 million for the three months ended June 30, 2005, from $2.1 million for the same period in 2004 and decreased to $3.5 million for the six months ended June 30, 2005 from $3.8 million for the same period in 2004. The decrease reflects the sale of CellExSys in July 2004 and lower legal costs.
     Restructure Charges. Restructure charges decreased to $119,000 for the three months ended June 30, 2005, from $221,000 for the same period in 2004 and decreased to $338,000 for the six months ended June 30, 2005 from $416,000 for the same period in 2004. Restructuring charges in 2005 consist of accretion expense totaling $238,000 and a charge related to updated sublease rental assumptions that may be achieved from our Bothell facility totaling $100,000. We record accretion expense based upon changes in the accrued restructure liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis and is reflected as a charge in the accompanying statements of operations as a restructuring charge.
   Other Income and Expense
          Investment Income (Loss). Investment loss was $33,000 for the three months ended June 30, 2005, compared to $21,000 of investment income for the same period in 2004. The investment loss reflects $34,000 of realized losses on sales of Chromos securities and a $181,000 non-cash charge to record an other than temporary impairment in the carrying value of the Chromos securities, offset by $182,000 of interest income from our short term investments. Investment income decreased to $67,000 for the six months ended June 30, 2005, compared to $145,000 for the same period in 2004. The decrease resulted from the other-than-temporary charge related to the Chromos securities and the debenture received as part of the consideration for the CellExSys merger. This non-cash charge, which reduced the debenture carrying value to zero, was partially offset by higher investment income.
          Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense increased to $136,000 for the three months ended June 30, 2005, compared to $117,000 for the same period in 2004 and increased to $265,000 for the six months ended June 30, 2005, compared to $237,000 for the same period in 2004. The increase reflects an increase of the London Interbank Offered Rate, or LIBOR, used to calculate interest on a $10 million loan owed to Biogen partially offset by lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements.
Liquidity and Capital Resources
     Our combined cash and cash equivalents decreased to $25.6 million at June 30, 2005, compared to $34.1 million at December 31, 2004 and our net working capital decreased to $21.8 million at June 30, 2005, compared to $31.2 million at December 31, 2004. Our principal use of cash was $7.8 million to fund our operations during the period. Our shareholders’ equity decreased to $39.8 million at June 30, 2005, compared to $49.8 million at December 31, 2004 due to our net loss of $10.0 million for the year-to-date.
     We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents, loan funding under equipment financing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and investments.
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
     We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine for use in non-industrialized countries. We are developing our product candidate for Huntington’s disease under a collaboration with Sirna where we share the development costs and any potential revenues with Sirna. Under our collaboration with Celladon to develop products to treat congestive heart failure, we have agreed to contribute up to $2 million to support development activities under the collaboration. This contribution will consist primarily of internal development and manufacturing efforts at rates agreed to by the parties. We expect that this initial $2 million contribution of efforts will be completed in 2005. We are entitled to receive payments from Celladon for our research and development efforts above $2 million.
     We expect that our cash requirements for 2005 will range from $20 million to $22 million and that our cash and cash equivalents at June 30, 2005, plus the funding from our partners will be sufficient to fund our operations until approximately mid-2006. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in 2006. We have a $650,000 loan from Biogen that is due in September 2005. We have a $10 million note payable to Biogen that is due in August 2006, which will require that we raise additional capital or seek an alternative arrangement to repay the note.
     Our near-term financing strategy has included leveraging our development capabilities and intellectual assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. During 2004, we raised approximately $30 million in new equity capital. Early in 2005 we entered into new strategic collaborations with Celladon and Sirna that leverage our development capabilities. In March 2005, we announced the initial results of a Phase II clinical trial of tgAAVCF and our decision to discontinue the development of the product candidate based on those results. The termination of this program has impacted our ability to raise additional capital. As a result, our financing strategy is focused around the advancement of our two other programs in clinical development, advancement of our new development collaborations and leveraging value out of our other intellectual assets and capabilities. We expect the level of our future operating expenses to be driven by the needs of our product development programs, offset by the availability of funds through partner-funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:
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
     Additional sources of financing could involve one or more of the following:
•	entering into additional product development and funding collaborations or other strategic transactions, or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements;

•	issuing equity in the public or private markets; or

•	issuing debt.
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
     We expect that our cash and cash equivalents at June 30, 2005, plus the funding from IAVI for 2005 work under our AIDS vaccine collaboration and funding from our other partners will be sufficient to fund our operations until approximately mid-2006. This estimation is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In August 2006, our $10 million note payable to Biogen is due, which will require that we raise additional capital to repay the note or seek an alternative arrangement to repay the note. We also have a $650,000 loan from Biogen that is due in September 2005. Although our development collaboration with IAVI has been extended through the end of 2006, the development plan and budget under the collaboration is established on an annual basis. While we expect this program to continue through at least the duration of the current collaboration term, we have not established the work plan and budget for 2006 with IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in those years. Additional sources of financing could involve one or more of the following:
•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements;

•	issuing equity in the public or private markets; or

•	issuing debt.
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
     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of June 30, 2005, we had an accumulated deficit of approximately $240.8 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.
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
     The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene therapy products have changed frequently and may change in the future. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or a product candidate may generate unacceptable side affects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the partner, if any, that supports development of that product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
If we are unable to obtain or maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.
     We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene transfer technology license agreement with Amgen Inc., or Amgen, as the successor to Immunex Corporation, or Immunex, under which we have license rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or nonexclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene transfer technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had and continue to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.
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
     As our product development efforts progress, especially in potentially significant markets such as AIDS, congestive heart failure or inflammatory arthritis therapies, the risk increases that others may claim that our processes and potential products infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.
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
If we lose our collaborative partners, we may be unable to develop our potential products.
     A portion of our operating expenses are funded through our collaborative agreements with third parties. We currently have strategic partnerships with two biotechnology companies, Sirna Therapeutics and Celladon, and with one public health organization, IAVI, that provide for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, we have a collaborative development agreement with IAVI, which expires in December 2006, that we expect to provide us with funding to reimburse research and development and manufacturing expenses we incur in connection with the collaboration. As a result, a significant portion of our operating expenses are funded through our collaborative agreements with IAVI. Additionally, IAVI directly funds the Phase I clinical trial for our AIDS vaccine product candidate.
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
     Public perception of our product candidates could be harmed by negative events in the field of gene therapy. For example, in 2003, fourteen patients in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the patients subsequently developed leukemia. Serious adverse events, including patient deaths have occurred in clinical trials. Adverse events in our clinical trials and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.
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
     Our research and development activities involve the controlled use of hazardous materials, including chemicals, biological materials and radioactive compounds. Our safety procedures for handling, storing and disposing of these materials must comply with federal, state and local laws and regulations, including, among others, those relating to solid and hazardous waste management, biohazard material handling, radiation and air pollution control. We may be required to incur significant costs in the future to comply with environmental or other applicable laws and regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from hazardous materials. If a hazardous material accident were to occur, we could be held liable for any resulting damages, and this liability could exceed our insurance and financial resources. Accidents unrelated to our operations could cause federal, state or local regulatory agencies to restrict our access to hazardous materials needed in our research and development efforts, which could result in delays in our research and development programs. Paying damages or experiencing delays caused by restricted access could reduce our ability to generate revenue and make it more difficult to fund our operations.
The intense competition and rapid technological change in our market may result in pricing pressures and failure of our potential products to achieve market acceptance.
     We face increasingly intense competition from a number of commercial entities and institutions that are developing gene therapy technologies. Our competitors include early-stage and more established gene delivery companies, other biotechnology companies, pharmaceutical companies, universities, research institutions and government agencies developing gene therapy products or other biotechnology-based therapies designed to treat the diseases on which we focus. We also face competition from companies using more traditional approaches to treating human diseases, such as surgery, medical devices and pharmaceutical products. As our product candidates become commercial gene therapy products that may affect commercial markets of the analogous protein or traditional pharmaceutical therapy, disputes including lawsuits, demands, threats or patent challenges may arise in an effort to slow our development. In addition, we compete with other companies to acquire products or technology from research institutions or universities. Many of our competitors have substantially more resources, including research and development personnel, capital and infrastructure, than we do. Many of our competitors also have greater experience and capabilities than we do in:
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

Risks Related to Our Common Stock
If we are unable to comply with the minimum requirements for quotation on the NASDAQ SmallCap Market and we may be delisted from the NASDAQ SmallCap Market, the liquidity and market price of our common stock would decline.
     Our stock is listed on the NASDAQ SmallCap Market. In order to continue to be listed on the NASDAQ SmallCap Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. On May 31, 2005, we received a notice from the NASDAQ Stock Market informing us that for 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(d), we will be provided with 180 calendar days, or until November 28, 2005, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we have not regained compliance with the bid price requirement by November 28, 2005, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance provided that we meet The NASDAQ SmallCap Market initial inclusion criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we are not eligible for an additional compliance period at that time, NASDAQ Staff will provide written notification that our securities will be delisted.
     Upon delisting from the NASDAQ SmallCap Market, trading, if any, in our shares may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.
Concentration of ownership of our common stock may give certain shareholders significant influence over our business.
     A small number of investors own a significant number of shares of our common stock. As of June 30, 2005, Biogen held approximately 12.1 million and Elan held approximately 11.6 million shares of our common stock. Together these holdings represent approximately 27.7% of our common shares outstanding as of June 30, 2005. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:
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
     Both Biogen and Elan have sold shares of our common stock and may continue to do so. In accordance with the termination agreement that we entered into with Elan with in March 2004, Elan is only permitted to sell quantities of stock our equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended.
Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.
     The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. The trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In addition, the sale of significant quantities of stock by Elan, Biogen or other holders of significant amounts of shares of our stock, could adversely impact the price of our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of June 30, 2005, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2005	2006	2007	2008	2009	Total
Maturities of long-term obligations:
Variable rate note	$—	$10,000,000	$—	$—	$—	$10,000,000
Fixed rate notes	642,000	—	—	—	—	642,000
Fixed rate equipment financing	120,000	155,000	26,000	1,000	—	302,000

Total	$762,000	$10,155,000	$26,000	$1,000	$—	$10,944,000

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held an annual meeting of our shareholders on May 26, 2005. Of the 85,628,244 shares outstanding as of the record date for the annual meeting, 80,404,937 shares, or 93.90% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.
1)	At the annual meeting, Joseph M. Davie and Louis P. Lacasse were each elected to serve as Class 2 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified. The Board members whose terms in office continued after the annual meeting were Jeremy L. Curnock Cook (chairman), Jack L. Bowman, Nelson L. Levy, H. Stewart Parker and Mark H. Richmond. Each of the incumbent Class 2 directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
Joseph M. Davie	79,841,183	563,754
Louis P. Lacasse	79,822,090	582,847
2)	A proposal to amend the Amended and Restated Articles of Incorporation to increase the authorized common stock from 120,000,000 shares to 180,000,000 shares passed with the following results:

Votes For	Votes Against	Abstain
67,053,528	1,622,904	11,728,504
3)	A proposal to approve the ratification of Ernst &Young LLP as independent auditors passed with the following results:

Votes For	Votes Against	Abstain
79,481,331	853,734	69,873
Item 5. Other Information
     None.
Item 6. Exhibits
     See the Index to Exhibits included in this quarterly report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targeted Genetics Corporation

Date:	July 28, 2005	By:	/s/ H. Stewart Parker

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 28, 2005	By:	/s/ Todd E. Simpson

Todd E. Simpson, Vice President,
Finance and Administration,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION
INDEX TO EXHIBITS

Exhibit No.	Description	Note
3.1	Amended and Restated Articles of Incorporation (Exhibit 3.1)	(A)

3.2	Amended and Restated Bylaws (Exhibit 3.2)	(B)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Current Report on Form 8-K (No. 0-23930) filed on June 1, 2005.

(B)	Incorporated by reference to the designated exhibit included with Targeted Genetics’ Annual Report on Form 10-K (No. 0-23930) for the year ended December 31, 1996.