Form 10-Q
period 2005-09-30
TARGETED GENETICS CORP /WA/
filed 2005-11-03
CIK 921114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 0-23930
TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)
1100 Olive Way, Suite 100 Seattle, WA 98101

(Address of principal executive offices)(Zip Code)
(206) 623-7612

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Common Stock, par value $0.01 per share, outstanding as of November 1, 2005: 85,634,244

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2005

i

PART I      FINANCIAL INFORMATION
Item 1. Financial Statements
TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,151,000	$34,096,000
Accounts receivable	611,000	404,000
Prepaid expenses and other	699,000	653,000

Total current assets	18,461,000	35,153,000
Property and equipment, net	2,104,000	2,495,000
Goodwill, net	31,649,000	31,649,000
Other assets	209,000	668,000

Total assets	$52,423,000	$69,965,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,880,000	$1,436,000
Accrued employee expenses	564,000	1,030,000
Accrued restructure charges	1,053,000	407,000
Current portion of long-term obligations	188,000	1,122,000

Total current liabilities	3,685,000	3,995,000

Accrued restructure charges and deferred rent	6,366,000	6,026,000
Long-term obligations	8,197,000	10,182,000

Commitments

Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized: Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 85,631,244 shares issued and outstanding at September 30, 2005 and 85,626,326 shares issued and outstanding at December 31, 2004	856,000	856,000
Additional paid-in capital	279,752,000	279,745,000
Accumulated deficit	(246,488,000)	(230,839,000)
Accumulated other comprehensive income	55,000	—

Total shareholders’ equity	34,175,000	49,762,000

Total liabilities and shareholders’ equity	$52,423,000	$69,965,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue under collaborative agreements	$1,468,000	$2,388,000	$4,930,000	$6,469,000

Operating expenses:
Research and development	4,653,000	4,268,000	14,000,000	13,333,000
General and administrative	1,490,000	1,476,000	5,035,000	5,292,000
Restructure charges	1,188,000	381,000	1,526,000	797,000

Total operating expenses	7,331,000	6,125,000	20,561,000	19,422,000

Loss from operations	(5,863,000)	(3,737,000)	(15,631,000)	(12,953,000)
Gain on sale of majority-owned subsidiary	—	1,006,000	—	1,006,000
Investment income	315,000	123,000	382,000	268,000
Interest expense	(135,000)	(116,000)	(400,000)	(353,000)

Net loss	$(5,683,000)	$(2,724,000)	$(15,649,000)	$(12,032,000)

Net loss per common share (basic and diluted)	$(0.07)	$(0.03)	$(0.18)	$(0.15)

Shares used in computation of basic and diluted net loss per common share	85,630,000	81,629,000	85,629,000	78,713,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(15,649,000)	$(12,032,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009,000	998,000
Loss on investments	136,000	—
Gain on sale of majority-owned subsidiary	—	(1,006,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(207,000)	165,000
Increase in prepaid expenses and other	(173,000)	(23,000)
Decrease in other assets	459,000	146,000
Increase in current liabilities	4,000	176,000
Decrease in deferred revenue	—	(676,000)
Increase (decrease) in accrued restructure expenses and deferred rent	986,000	(59,000)

Net cash used in operating activities	(13,435,000)	(12,311,000)

Investing activities:
Purchases of property and equipment	(618,000)	(346,000)
Proceeds from sale of investments	46,000	—

Net cash used in investing activities	(572,000)	(346,000)

Financing activities:
Net proceeds from sales of common stock	7,000	23,805,000
Repayment of debt	(2,500,000)	—
Payments under leasehold improvements and equipment financing arrangements	(445,000)	(918,000)
Proceeds under leasehold improvements and equipment financing arrangements	—	46,000

Net cash provided by (used in) financing activities.	(2,938,000)	22,933,000

Net increase (decrease) in cash and cash equivalents	(16,945,000)	10,276,000
Cash and cash equivalents, beginning of period	34,096,000	21,057,000

Cash and cash equivalents, end of period	$17,151,000	$31,333,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2004 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly-owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. Our results of operations for the periods ended September 30, 2004 also include the results of CellExSys, Inc., or CellExSys, our majority-owned subsidiary, that was sold and merged into Chromos, Inc. in July 2004. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.
     We do not believe that our results of operations for the three and nine months ended September 30, 2005 are necessarily indicative of the results to be expected for the full year.
     The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.
     Our combined cash and cash equivalents total $17.2 million at September 30, 2005. We expect that these funds plus the funding from our partners will be sufficient to fund our operations until approximately mid-2006. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to take cost reduction measures that may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We have prepared the accompanying financial statements assuming that we will continue as a going concern and our financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from liquidity uncertainties.
2. Long-Term Obligations
     Long-term obligations consisted of the following:

	September 30,	December 31,
	2005	2004
Loans payable to Biogen Idec	$8,150,000	$10,624,000
Equipment financing obligations	235,000	680,000

Total obligations	8,385,000	11,304,000
Less current portion	(188,000)	(1,122,000)

Total long-term obligations	$8,197,000	$10,182,000

     We have two loans payable to Biogen Idec, a beneficial owner of approximately 13.5% of our outstanding common shares. During 2001, we borrowed $10.0 million from Biogen Idec to fund our general operations under the terms of an unsecured loan agreement. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends and it was originally scheduled to mature in August 2006. The second loan is a promissory note payable to Biogen Idec which we assumed in 2000 as part of our acquisition of Genovo. This promissory note has an outstanding principal amount of $650,000, bears no interest, and was originally scheduled to mature in September 2005.
     In September 2005, we modified the terms of our loans payable to Biogen Idec. In connection with these modifications, we made a $2.5 million cash payment to Biogen Idec on September 1, 2005 to reduce the outstanding principal on the $10.0 million loan to $7.5 million and agreed to make scheduled payments of $2.5 million of principal amount plus accrued interest on each of August 1, 2007, 2008 and 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. We granted Biogen Idec a right of co-sale in certain equity financings approved by our board of directors before November 30, 2005 and Biogen Idec agreed not to sell any of its shares of common stock until the earlier of November 30, 2005 or the completion of such a financing. Biogen Idec also agreed to enter into an additional lock-up agreement if we complete an equity financing before November 30, 2005. In addition, the maturity date of the $650,000 promissory note to Biogen Idec was extended until August 1, 2007.
     Future aggregate principal payments related to long-term obligations are $53,000 for the remainder of 2005, $155,000 in 2006, $3,176,000 in 2007, $2,501,000 in 2008 and $2,500,000 in 2009.
3. Accrued Restructure Charges
     We apply the provisions of Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of assumed sublease income and expense. We also record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%.
     The table below presents a reconciliation of the accrued restructure liability for the nine month period ended September 30, 2005:

Contract
Termination
Costs
December 31, 2004 accrued liability	$6,348,000
Charges incurred	1,132,000
Adjustments to the liability (accretion)	394,000
Amount paid	(561,000)

September 30, 2005 accrued liability	$7,313,000

     For the nine months ended September 30, 2005, we have recorded additional restructure charges of $1,132,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. As of March 31, 2005, market conditions for subleasing the facility continued to be poor. As a result, we recorded a first quarter charge of $100,000 to reflect a change in the estimate for additional time that may be required to find a sublease tenant. During the quarter ended September 30, 2005, we changed real estate brokers and modified our approach to subleasing our Bothell facility and altered our marketing strategy to market the full facility as available for sublease. Previously, we had intended to sublease about one-third of the facility. We recorded a $1,032,000 charge in the three months ended September 30, 2005 to reflect the changes in our assumptions related to:
•	an increase in the square footage available for sublease and related increase in sublease income;

•	an increase in the amount of time to find a sublease tenant;

•	an increase in broker commissions; and

•	a decrease in estimated costs of tenant improvements.
     Adjustments to the accrued restructure liability for the nine months ended September 30, 2005 also reflect $394,000 of accretion expense for the period. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations.

     Through September 30, 2005, we have recorded contract termination costs totaling $9.2 million for our Bothell facility and our former facility in Sharon Hill, Pennsylvania, which we discontinued using in February 2003. We terminated the Sharon Hill lease in December 2004. We expect to incur an additional $3.3 million in accretion expense through the expiration of the Bothell lease in September 2015.
     We periodically evaluate our restructuring estimates and assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(5,683,000)	$(2,724,000)	$(15,649,000)	$(12,032,000)
Proforma stock-based compensation expense	(374,000)	(520,000)	(1,242,000)	(1,094,000)

Pro forma	$(6,057,000)	$(3,244,000)	$(16,891,000)	$(13,126,000)

Basic net loss per share:
As reported	$(0.07)	$(0.03)	$(0.18)	$(0.15)
Pro forma	(0.07)	(0.04)	(0.20)	(0.17)
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R requires the expense of all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure will no longer be an alternative under SFAS No. 123R. We are currently required to adopt SFAS No. 123R as of January 1, 2006. We do not expect the adoption of SFAS No. 123R to have a significant effect on our financial condition or our cash flows; however, its adoption will result in on-going non-cash stock compensation charges that will increase our reported net loss and our net loss per share.
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
5. Investment in Securities of Chromos Molecular Systems, Inc.
     In July 2004, our majority-owned subsidiary, CellExSys Inc., was acquired by and merged into Chromos Inc., a wholly-owned subsidiary of Chromos Molecular Systems Inc., or Chromos. Chromos is a publicly traded company whose common stock is traded on the Toronto Stock Exchange. At the time of the sale, we owned approximately 79% of CellExSys. As a result of the sale of CellExSys, we received merger consideration of approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under an interest bearing debenture issued by Chromos.

     We record the common stock and debenture at fair value in our financial statements, which totaled $326,000 as of September 30, 2005 and $453,000 as of December 31, 2004. Based upon our first quarter 2005 assessment of Chromos’ financial condition we reduced the carrying value of the debenture to zero as of March 31, 2005 by recording a $63,000 charge during the quarter ended March 31, 2005. Based on the decline in Chromos’ stock price, we recorded an $181,000 other-than-temporary impairment charge related to our Chromos common stock during the quarter ended June 30, 2005. During the quarter ended September 30, 2005, Chromos issued approximately 1.0 million shares of its common stock to us in connection with the scheduled debt and interest payment under the debenture. Since the carrying value of the debenture was reduced to zero, we recorded the market value of the shares received as investment income. During the third quarter of 2005 we sold 116,000 shares of Chromos and recognized net losses of $34,000. As of September 30, 2005, we hold approximately 1.9 million shares of Chromos common stock.
     We will continue to record our common stock investment in Chromos at fair value and record changes in the fair value of this stock in accumulated other comprehensive loss. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary which would necessitate a reduction in the carrying value of the investment and charge to expense. One of the members of our Board of Directors is also a member of the Board of Directors of Chromos.
6. Other Comprehensive Loss
     Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations, as presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(5,683,000)	$(2,724,000)	$(15,649,000)	$(12,032,000)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	48,000	—	48,000	—
Foreign currency translation adjustment	7,000	—	7,000	—

Other comprehensive loss	$(5,628,000)	$(2,724,000)	$(15,594,000)	$(12,032,000)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part I, Item 2 of this quarterly report.
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

Business Overview
     We develop gene therapy products and technologies for treating both acquired and inherited diseases. Our gene therapy product candidates are designed to treat disease by appropriately modifying cellular function at a genetic level. This involves introducing genetic material into target cells and expressing it in a manner that provides the desired effect. We have assembled a broad base of proprietary intellectual property that we believe gives us the potential to address the significant diseases that are the primary focus of our business. Our proprietary intellectual property includes gene therapy uses of certain genes, methods of transferring genetic material into cells, processes to manufacture our AAV-based product candidates and other proprietary technologies and processes. In addition, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will enable us to develop products based on our proprietary intellectual property.
     Gene therapy products involve the use of delivery vehicles, called vectors, to place genetic material into target cells. Our proprietary vector technologies include both viral and synthetic vectors. Our viral vector development activities, which use modified viruses to deliver genetic material into cells are focused on adeno-associated virus, or AAV, a virus that has not been associated with any human disease or illness. We believe that AAV provides a number of safety and gene delivery advantages over other viruses for several potential gene therapy products, including each of our product candidates currently under development. Our synthetic vectors deliver genetic material into cells using lipids, which are fatty, water-insoluble organic substances that can promote gene uptake through cell membranes. Although all of our current product development candidates utilize AAV as the delivery vector, we believe that synthetic vectors may provide a number of gene delivery advantages for repeated, efficient delivery of therapeutic genetic material into rapidly dividing cells, such as certain types of tumor cells.
     We have two product candidates in Phase I clinical trials. The first, tgAAC94, is an AAV-based product candidate being developed for the treatment of inflammatory arthritis. tgAAC94 is designed to deliver a DNA sequence encoding a potent inhibitor of TNF-alpha, a key mediator of inflammation. TNF-alpha inhibition is a validated therapeutic strategy for treating a variety of inflammatory diseases, as evidenced by three TNF-alpha inhibitors marketed products. Clinical studies have shown these products to improve the signs and symptoms, inhibit the structural damage and impact functional outcomes in patients with these inflammatory arthritis conditions. Many patients still have significant room for improvement in inflammation and tender and swollen joint counts. The reason some patients do not have a complete response to systemic anti-TNF-alpha agents is not clear. These patients are potentially ideal candidates for a localized, more concentrated delivery of anti-TNF-alpha therapy directly to the joint. We believe that there may be market receptivity to local delivery of a TNF antagonist for several types of inflammatory arthritis. In addition, we believe that patients who are partial responders to anti-TNF therapy or those who are contraindicated for systemic therapy may also be strong candidates for a localized TNF inhibitor approach. We are designing tgAAC94 for administration by direct injection into affected joints and developing it for use in patients who have one or more joints that have not responded to other therapies, or for patients who may have only a few inflamed joints and may benefit from localized rather than systemic treatment of their disease.
     In March 2004, we initiated a Phase I clinical trial designed to evaluate the safety of escalating doses of tgAAC94 in subjects with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. The Phase I clinical trial was designed to evaluate safety of a single dose of tgAAC94 injected locally into the arthritic joint of subjects suffering from inflammatory arthritis. Enrollment was limited to those not currently on concomitant TNF-alpha antagonist therapies. Eleven of fifteen subjects who enrolled in the trial were randomized to receive one of two escalating dose levels of tgAAC94, while the other four received a placebo. The trial contained a placebo arm at each dose level, which was included to assess safety and determine whether any adverse events that might be seen were attributable to an intra-articular injection itself, as opposed to an intra-articular injection of tgAAC94. Preliminary safety data were reported after all subjects had been evaluated for four weeks after injection. Secondary endpoints were also reported on a subset of subjects that had completed up to eight weeks of follow-up. In those treated with tgAAC94 and followed for up to eight weeks, there was an indication of sustained improvement in signs and symptoms of disease in injected joints. Results of this trial indicate that tgAAC94 can be safely administered and was well tolerated at the doses evaluated in the trial. On October 31, 2005, we presented additional data on this trial as all the subjects have been followed for twelve weeks after injection. Data presented at that time point demonstrated that:
•	Intra-articular injections of tgAAC94 were safe and well-tolerated at doses up to 1x10[11] DRP per ml of joint volume among patients currently taking conventional disease modifying anti-rheumatic drugs.

•	No drug-related serious adverse events have been reported to date in the eleven drug-treated subjects.

•	Although the study is not powered to show efficacy, in those treated with a single dose of tgAAC94, continued measurable improvements in swelling and tenderness were observed. Six of the eleven drug-treated subjects received a higher dose and the reduction in mean scores appears to be greater than in the five of the eleven drug-treated subjects that received a lower dose, suggesting a dose to response effect. There was some improvement noted in mean tenderness and swelling scores in subjects receiving placebo. These subjects were primarily included for safety analysis.
•	In the non-injected joints of the tgAAC94 treated groups there also appears to be a trend in the decrease in mean tenderness and swelling scores over time, which was not observed in the subjects receiving placebo.
     For a period of 24 weeks following treatment, we will continue to collect data on:
•	safety,

•	signs and symptoms of disease as measured by standardized arthritis index scores for tenderness and swelling,

•	molecular markers of disease, and

•	gene expression in injected joints.
     In October 2005, we also initiated a follow-on Phase I clinical trial of tgAAC94 administered directly to affected joints of patients with inflammatory arthritis. This double-blinded, placebo-controlled study is designed to enroll up to 40 subjects and will evaluate tgAAC94 at two dose levels in patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis, who may be receiving concomitant treatments of anti-TNF-alpha therapy, but who continue to experience inflammation. In the first segment of the double-blinded, placebo controlled study, subjects will receive a single intra-articular injection of tgAAC94 or placebo in the affected joint and be monitored until swelling in the target joint reaches pre-determined criteria for re-injection. At that time, both tgAAC94 injected subjects and those initially injected with placebo will receive a second injection of tgAAC94 in the affected joint as part of the open-label segment of the study. The primary endpoint of the study is to establish the safety of a higher dose and of repeat administration of tgAAC94 into the joints of subjects with and without concomitant TNF-alpha inhibitor therapy. Secondary endpoints include evaluation of pain, swelling, duration of response, and overall disease activity following intra-articular administration of tgAAC94 to affected joints, as well as molecular markers of disease. Additionally, changes in joint inflammation and joint damage will be assessed in a subset of patients using magnetic resonance imaging.
     Our second product candidate in a clinical trial is an AAV-based prophylactic vaccine candidate for high-risk populations in developing nations to protect against HIV-AIDS. We are developing this program in collaboration with the International AIDS Vaccine Initiative, or IAVI, a non-profit organization, and the Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. In December 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for our AIDS vaccine product candidate in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. Preliminary results from this study were announced in February 2005 and suggest that tgAAC09 was safe and well-tolerated in this trial. The safety results also showed that at the dose levels evaluated in this initial trial, a single administration of tgAAC09, did not elicit a significant immune response. These results support further development of tgAAC09 and clinical evaluation at higher dose levels. We will continue to monitor these volunteers in accordance with our clinical trial protocol. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI expanded the single-dose Phase I trial to include a site in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates. Additionally, in a non-human primate study, it was demonstrated that antibody and T-cell responses increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we expanded the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we intend to report the data from the entire study, in the second half of 2006. It is our goal to initiate a Phase II clinical trial of the vaccine candidate in Africa. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. Preclinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower dose levels.
     In addition to our product candidates in Phase I, we have two partnered preclinical programs. In December 2004, we entered into a collaboration with Celladon Corporation to evaluate AAV-based delivery of the SERCA2a gene and phospholamban gene variants that may have a therapeutic benefit in the treatment of congestive heart failure. This collaboration combines our expertise in the development, manufacture and clinical evaluation of AAV-based therapies with Celladon’s portfolio of genes and cardiovascular expertise. We are also partnered with Sirna Therapeutics, Inc., in a collaboration formed in January 2005, to develop therapies for the treatment of Huntington’s disease. Huntington’s disease is an incurable neurodegenerative disorder. The Huntington’s disease program is focused on developing therapeutic short interfering RNA, or siRNA, targeting the gene that encodes the HD protein.

     We have established broad capabilities in applying our AAV-based gene delivery technologies and have developed an infrastructure that allows us to leverage these capabilities into multiple product opportunities. We have also developed processes to manufacture our potential products at a scale amenable to clinical development and expandable to large-scale production for advancing our potential products to commercialization. These methods are similar to the methods used to manufacture other biologics. This has enabled us to establish collaborations with others. We believe that our development and manufacturing capabilities may enable us to establish additional strategic partnerships or collaborations.
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
     The development of pharmaceutical products, including our potential inflammatory arthritis, prophylactic AIDS vaccine, congestive heart failure, and Huntington’s disease product candidates discussed above, involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” presented below.
Results of Operations
   Revenue
     Revenue decreased to $1.5 million for the three months ended September 30, 2005 from $2.4 million for the same period in 2004. The decrease in revenue for the three months ended September 30, 2005 reflects lower research and development activities under our AIDS vaccine collaboration with IAVI, partially offset by revenue from our collaborations with Sirna and Celladon. Revenue decreased to $4.9 million for the nine months ended September 30, 2005 from $6.5 million for the same period in 2004. The decrease in revenue for the nine months ended September 30, 2005 primarily reflects lower research and development activities under our AIDS vaccine collaboration with IAVI. We expect that our revenue for the remainder of 2005 will consist primarily of research and development revenue earned under our collaborations with IAVI and Celladon and smaller amounts of revenue earned from our collaboration with Sirna. For the next several years, our revenue will depend on the continuation of the current collaborations and our success with entering into and then performing under new collaborations.
   Operating Expenses
     Research and Development Expenses. Research and development expenses increased to $4.7 million for the three months ended September 30, 2005 from $4.3 million for the same period in 2004, and increased to $14.0 million for the nine months ended September 30, 2005 compared to $13.3 million for the same period in 2004. These increases generally reflect higher costs in our newly initiated research and preclinical development programs in congestive heart failure and Huntington’s disease, partially offset by lower clinical development program expenses as a result of the clinical trial progress of the AIDS vaccine program. Costs attributable to the cystic fibrosis program are also lower in 2005 and reflect the discontinuation of the program in March 2005. These costs exclude the external costs of the Phase II clinical trial completed in March 2005 which were separately funded by the Cystic Fibrosis Foundation and therefore, not included in our operating results. Research and preclinical development expenses reflect the elimination of costs related to CellExSys following its sale and merger into Chromos in July 2004, as well as the costs of our new development programs in congestive heart failure and Huntington’s disease which were initiated early in 2005.

     The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Programs in clinical development:
Inflammatory arthritis	$615,000	$540,000	$1,782,000	$1,446,000
AIDS vaccine	337,000	1,094,000	2,325,000	2,664,000
Cystic fibrosis	191,000	206,000	465,000	658,000
Indirect costs	889,000	1,528,000	3,499,000	4,096,000

Total clinical development program expense	2,032,000	3,368,000	8,071,000	8,864,000
Research and preclinical development program expense	2,621,000	900,000	5,929,000	4,469,000

Total research and development expense	$4,653,000	$4,268,000	$14,000,000	$13,333,000

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
     Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for the Huntington’s disease and congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.
     For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to programs identified in the table above do not necessarily reflect the actual costs of the program.
     General and Administrative Expenses. General and administrative expenses remained constant at $1.5 million for the three months ended September 30, 2005 and 2004. General and administrative expenses decreased to $5.0 million for the nine months ended September 30, 2005 from $5.3 million for the same period in 2004. The decrease reflects the lower payroll and consulting expenses as a result of the July 2004 sale of CellExSys.
     Restructure Charges. Restructure charges increased to $1,188,000 for the three months ended September 30, 2005, from $381,000 for the same period in 2004 and increased to $1,526,000 for the nine months ended September 30, 2005 from $797,000 for the same period in 2004. Restructure charges in 2005 include accretion expenses of $156,000 for the three months ended September 30, 2005 and $394,000 for the nine months ended September 30, 2005. Restructure charges in 2005 also include a first quarter charge of $100,000 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market and a third quarter charge of $1,032,000 related to a change in our marketing strategy for the Bothell facility to pursue a sublease for the entire facility and market updates to sublease rental assumptions that may be achieved from our Bothell facility. Restructuring charges for 2004 include accretion expenses of $115,000 for the three months ended September 30, 2004 and $385,000 for the nine months ended September 30, 2004. Restructure charges in 2004 also reflect charges of $146,000 recorded in the second quarter of 2004 for updated assumptions as to our former Sharon Hill facility rental income and $266,000 recorded in the third quarter of 2004 attributable to extending our estimated time to sublease our Bothell facility and adjusting our Sharon Hill estimate.
   Other Income and Expense
     Investment Income. Investment income for the three month period ended September 30, 2005 was $315,000 and included $173,000 of interest income from our short term investments and $142,000 of recognized gains upon the receipt of Chromos stock. Investment income for the three months ended September 30, 2004 was $123,000 and consisted of interest income earned from our short term investments.

     Investment income was $382,000 for the nine months ended September 30, 2005, compared to $268,000 for the same period in 2004. Investment income for the nine month period ended September 30, 2005 included $518,000 of interest income from short term investments and $142,000 of gains on the receipt of Chromos stock. These factors were offset by $181,000 of other-than-temporary losses recognized on the shares of Chromos securities from the first quarter, $63,000 of impairment losses on the Chromos debenture from the second quarter and $34,000 of realized losses from sales of Chromos stock. Investment income for the nine month period ended September 30, 2004 consisted of interest income from short term investments. Interest income from short term investments in the three month and nine month periods ended September 30, 2005 increased as compared the prior year periods due to increases in short term interest rates.
     Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense increased to $135,000 for the three months ended September 30, 2005, compared to $116,000 for the same period in 2004 and increased to $400,000 for the nine months ended September 30, 2005, compared to $353,000 for the same period in 2004. The increases in both periods reflect an increase of LIBOR used to calculate interest on the interest bearing portion of the loan owed to Biogen Idec, partially offset by lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements. In September 2005, we repaid $2.5 million of the outstanding principal balance and agreed to modifications to the terms of this interest bearing loan, and as of September 30, 2005 the outstanding principal was $7.5 million.
Liquidity and Capital Resources
     Our combined cash and cash equivalents decreased to $17.2 million at September 30, 2005, compared to $34.1 million at December 31, 2004 and our net working capital decreased to $14.8 million at September 30, 2005, compared to $31.2 million at December 31, 2004. Our principal use of cash was $13.4 million to fund our operations during the period and $2.5 million to repay a portion of the $10.0 million loan payable to Biogen Idec. Our shareholders’ equity decreased to $34.2 million at September 30, 2005, compared to $49.8 million at December 31, 2004 due to our year-to-date net loss of $15.6 million.
     We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents, loan funding under equipment financing agreements and research grants. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents.
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
     We have an ongoing collaboration with IAVI and CCRI to develop an AIDS vaccine for use in non-industrialized countries. We are developing our product candidate for Huntington’s disease under a collaboration with Sirna where we share the development costs and any potential revenues with Sirna. Under our collaboration with Celladon to develop products to treat congestive heart failure, we have agreed to contribute up to $2.0 million to support development activities under the collaboration. This contribution consisted primarily of internal development and manufacturing efforts at rates agreed to by the parties. We reached that initial $2.0 million contribution of efforts during the quarter ended September 30, 2005, have begun to recognize revenue and will receive payments from Celladon for our research and development efforts as outlined in the collaboration.
     We expect that our cash requirements for 2005 will range from $20 million to $22 million and that our cash and cash equivalents at September 30, 2005, plus the funding from IAVI for 2005 work under our AIDS vaccine collaboration and funding from our other partners will be sufficient to fund our operations until approximately mid-2006. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Although our development collaboration with IAVI has been extended through the end of 2006, we have not received formal approval of the 2006 work plan and budget from IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in 2006.
     In September 2005, we modified the terms of our loans payable to Biogen Idec, one in outstanding principal amount of $10.0 million and the other in outstanding principal amount of $650,000. In connection with these modifications, we made a $2.5 million cash payment to Biogen Idec on September 1, 2005 to reduce the outstanding principal on the $10.0 million loan to $7.5 million and agreed to make scheduled payments of $2.5 million of principal plus accrued interest on each of August 1, 2007, 2008 and 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. In addition, the maturity date of the $650,000 promissory note to Biogen Idec was extended until August 1, 2007. We will need to raise additional capital to make the scheduled payments and to repay these notes.
     Our near-term financing strategy has included leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Our financing strategy is focused around the advancement of our two programs in clinical development, advancement of our newer development collaborations and leveraging value out of our other intellectual assets and capabilities. During 2004, we raised approximately $30 million in new equity capital. We entered into new strategic collaborations with Celladon in December 2004 and Sirna in January 2005 that leverage our development capabilities. In March 2005, we announced the initial results of a Phase II clinical trial of tgAAVCF and our decision to discontinue the development of the product candidate based on those results. The termination of this program has impacted our ability to raise additional capital. We expect the level of our future operating expenses to be driven by the needs of our product development programs, offset by the availability of funds through partner-funded collaborations, equity offerings or other financing activities. The size, scope and pace of our development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:
•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property.
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
     We are currently evaluating additional sources of financing which could involve one or more of the following:
•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements; or

•	issuing debt.
     Additional funding may not be available to us on reasonable terms, if at all. Our ability to issue equity, and our ability to issue it at the current market price, may be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million. Depending on our ability to successfully access additional funding, we may be forced to implement significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.
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
     We expect that our cash and cash equivalents at September 30, 2005, plus the funding from IAVI for 2005 work under our AIDS vaccine collaboration and funding from our other partners will be sufficient to fund our operations until approximately mid-2006. This estimation is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In addition, we owe approximately $8.2 million in aggregate principal amount under two notes payable to Biogen Idec. In September 2005, we modified the terms of these notes, and agreed to make scheduled principal payments of $3.2 million in August 2007 and $2.5 million in each of August 2008 and 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. We will need to raise additional capital to make the scheduled payments and to repay these notes. Although our development collaboration with IAVI has been extended through the end of 2006, we have not received formal approval of the 2006 work plan and budget from IAVI and have therefore not yet made an assumption as to the level of funding that we may receive from IAVI in 2006. Additional sources of financing could involve one or more of the following:
•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements; and/or

•	issuing debt.
     Additional funding may not be available to us on reasonable terms, if at all. Our ability to issue equity, and our ability to issue it at the current market price, may be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value our outstanding common stock held by non-affiliates is less than $75 million.

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
     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of September 30, 2005, we had an accumulated deficit of approximately $246.5 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.
All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.
     In December 2003, IAVI initiated a Phase I trial for our AIDS vaccine product candidate in Europe that was subsequently expanded to include trials in India. In October 2005, we initiated a second Phase I trial for our inflammatory arthritis product candidate in the United States and Canada. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.
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
Failure to recruit subjects could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.
     Identifying and qualifying subjects to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit subjects to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If subjects are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.
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
     We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene therapy technology license agreement with Amgen Inc., or Amgen, as the successor to Immunex Corporation, or Immunex, under which we have license rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or nonexclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene therapy technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had and continue to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.
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
     As our product development efforts progress, most particularly in potentially significant markets such as AIDS, congestive heart failure or inflammatory arthritis therapies, the risk increases that others may claim that our processes and product candidates infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.
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
The success of our clinical trials and preclinical studies may not be indicative of results in a large number of subjects of either safety or efficacy.
     The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of subjects and generally test for drug safety rather than efficacy. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting effect. If a larger group of subjects does not experience positive results, or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.
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
     Public perception of our product candidates could be harmed by negative events in the field of gene transfer. For example, in 2003, fourteen subjects in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the subjects subsequently developed leukemia. Serious adverse events, including patient deaths have occurred in clinical trials. Adverse events in our clinical trials and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.
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

Risks Related to Our Common Stock
If we are unable to comply with the minimum requirements for quotation on the NASDAQ Capital Market and we may be delisted from the NASDAQ Capital Market, the liquidity and market price of our common stock would decline.
     Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. On May 31, 2005, we received a notice from the NASDAQ Stock Market informing us that for 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(d), we will be provided with 180 calendar days, or until November 28, 2005, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we have not regained compliance with the bid price requirement by November 28, 2005, [the NASDAQ staff may provide us with] [we may receive] an additional 180 calendar day compliance period to demonstrate compliance provided that we meet The NASDAQ Capital Market initial inclusion criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. To date, we have not achieved the required minimum bid price. If we are not eligible for an additional compliance period at that time, the NASDAQ Staff will provide written notification that our securities will be delisted.
     Upon delisting from the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.
Concentration of ownership of our common stock may give certain shareholders significant influence over our business.
     A small number of investors own a significant number of shares of our common stock. As of September 30, 2005, Elan held approximately 11.6 million and Biogen Idec held approximately 11.5 million shares of our common stock. Together these holdings represent approximately 27.0% of our common shares outstanding as of September 30, 2005. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:
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
     Both Biogen Idec and Elan have sold shares of our common stock and may continue to do so. In accordance with the termination agreement that we entered into with Elan with in March 2004, Elan is only permitted to sell quantities of stock our equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended. In September 2005 we entered into an amended funding agreement with Biogen Idec, under which we granted Biogen Idec a right of co-sale in certain equity financings approved by our board of directors before November 30, 2005 and Biogen Idec agreed not to sell any of its shares of our common stock until the earlier of November 30, 2005 and the completion of such an equity financing. Biogen Idec also agreed to enter into an additional lock-up agreement if we complete an equity financing before November 30, 2005.

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.
     The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. The trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In addition, the sale of significant quantities of stock by Elan, Biogen Idec or other holders of significant amounts of shares of our stock, could adversely impact the price of our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen Idec that contains a variable interest rate. Interest payments on this loan are determined by the LIBOR plus a margin of 1%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of September 30, 2005, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2005	2006	2007	2008	2009	Total
Maturities of long-term obligations:
Variable rate note	$—	$—	$2,500,000	$2,500,000	$2,500,000	$7,500,000
Fixed rate notes	—	—	650,000	—	—	650,000
Fixed rate equipment financing	53,000	155,000	26,000	1,000	—	235,000

Total	$53,000	$155,000	$3,176,000	$2,501,000	$2,500,000	$8,385,000

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. Based on our management’s evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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

Date: November 3, 2005	TARGETED GENETICS CORPORATION

	By:	/s/ H. STEWART PARKER

H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2005	By:	/s/ DAVID J. POSTON

David J. Poston,
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

TARGETED GENETICS CORPORATION
INDEX TO EXHIBITS
Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	05/26/05	3.1

3.2	Amended and Restated Bylaws	10-K	12/31/96	3.2

10.1	Amendment No. 2 to Funding Agreement, dated September 1, 2005, between Targeted Genetics and Biogen Idec	8-K	9/1/05	10.1

10.2	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $10,000,000)	8-K	9/1/05	10.2

10.3	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $650,000)	8-K	9/1/05	10.3

10.4	Form of Senior Management Employment Agreement	S-1	3/30/94	10.6

10.5	Form of Indemnity Agreement	10-K	12/31/96	10.2

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X