Form 10-K
period 2005-12-31
TARGETED GENETICS CORP /WA/
filed 2006-03-16
CIK 921114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 Par Value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $48.6 million based on the closing price of $0.81 per share of the Registrant’s common stock as listed on the NASDAQ Capital Market.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 13, 2006

Title of Class	Number of Shares

Common Stock, $0.01 par value	98,498,855
DOCUMENTS INCORPORATED BY REFERENCE
     (1) The information required by Part III of this report, to the extent not set forth in this report, is incorporated by reference from the Proxy Statement for the 2006 annual meeting of shareholders to be held on May 8, 2006. The definitive proxy statement for the 2006 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, the end of the fiscal year to which this report relates.

TARGETED GENETICS CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business
      This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our cash resources and future financial condition, our ability to obtain additional funding or enter into strategic collaborations and other statements that are not historical facts. Words such as “may,” “can be,” “may depend,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section entitled “Factors Affecting Our Operating Results, Our Business and Our Stock Price” in Part I, Item 1A of this annual report.
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
BUSINESS OVERVIEW
      Targeted Genetics Corporation is a clinical-stage biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene-based products. In addition to treating diseases which have not had treatments in the past, we believe that there is also a significant opportunity to use gene-based products to more effectively treat diseases that are currently treated using other therapeutic classes of drugs including proteins, monoclonal antibodies, or small molecule drugs. We have multiple product candidates, two of which are currently in clinical trials. Our clinical-stage candidates are aimed at inflammatory arthritis and HIV/ AIDS. Our preclinical product candidates, both in development with collaboration partners, are aimed at congestive heart failure and Huntington’s disease.
      Our gene therapeutics consists of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapy may be used to treat disease by replacing the missing or defective gene to facilitate the normal protein production or gene regulation capabilities of cells. In addition, gene delivery may be used to enable cells to perform additional roles in the body. Gene delivery may also be used to shut down cellular functions.
      We are a leader in the preclinical and clinical development of adeno-associated viral vector, or AAV-based gene products and in the manufacture of AAV-vectors. We have treated over 250 subjects using AAV-based products, which we believe is more than any other entity. Through our research and development activities, we have acquired expertise and intellectual property related to a variety of gene delivery technologies. We believe that our activities to date have resulted in important characteristics of our business, including:

Diverse product development pipeline. Each of our clinical and preclinical product candidates addresses a different market: in each case where we believe there is significant medical need for new or improved therapies.

      We are focused on the following product development programs:

Development Status

Research &
Description	Indication	Preclinical	Phase I	Phase II	Phase III

AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis	xxxxxxxx	xxxxxxxx
AAV delivery of HIV antigen (tgAAC09)	HIV/AIDS	xxxxxxxx	xxxxxxxx	xxxxxxxx
AAV delivery of SERCA2a and phospholamban gene variants	Congestive Heart Failure	xxxxxxxx
AAV expression of htt siRNA	Huntington’s disease	xxxxxxxx

Significant development and manufacturing expertise. We believe we are leaders in the development and application of processes to manufacture our potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production. We have established broad capabilities in applying our AAV-based gene delivery technologies to several indications, and we have developed an infrastructure that allows us to expand these capabilities into multiple product opportunities. We have built development and regulatory expertise specific to gene therapy products. We believe that our collective product development expertise, including our experience with research and development, manufacturing, quality, and clinical and regulatory matters will serve as a critical asset in attracting product collaboration partners and provides a necessary foundation to move gene therapy from product discovery to commercialization.

Intellectual property assets. We have developed proprietary intellectual property, including methods of transferring genetic material into cells, processes to manufacture and purify gene delivery product candidates and other proprietary technologies and processes. Because patent and license rights are important assets of our business, our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We have filed or licensed numerous patents or patent applications with the United States Patent and Trademark Office, or USPTO, and foreign jurisdictions. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations.

Business Strategy
      Our current strategic focus entails:

•	Continuing aggressive development of our pipeline. We plan to continue evaluating options in our clinical development efforts that will accelerate development and lead to nearer term clinical trial results and, ultimately commercialization. Our current priorities are the advancement of tgAAC94 as a therapy to treat inflammatory arthritis and the advancement of our partnered programs, including the development of an HIV/ AIDS vaccine, and product candidates for the treatment of congestive heart failure and Huntington’s disease.

•	Maximizing the value of our manufacturing and development expertise. It is our strategy to utilize our product development, regulatory and manufacturing capabilities in new product collaboration opportunities, similar to the collaborations we have entered into with Celladon Corporation, or Celladon, and Sirna Therapeutics, Inc., or Sirna. In addition, we may evaluate opportunities to maximize the value we have built in manufacturing viral vectors, including AAV vectors. Our manufacturing expertise may be applied to the production of other biologics, and we may pursue contract manufacturing relationships during periods of excess capacity in our manufacturing facility.

•	Pursuing additional product opportunities. Although we have made substantial progress toward the commercialization of AAV gene therapy product candidates, gene therapy as a field has not yet reached commercialization in the U.S., Europe, or Japan. We are committed to gene therapy but realize it may be prudent to pursue product development opportunities within the broad classes of diseases on which we currently focus. We are evaluating a range of opportunities that include mergers and acquisitions and product diversification with a particular focus on therapeutic indications of inflammation and infectious disease. We believe that a combination of novel candidates developed from our expertise in gene delivery along with complementary candidates may provide a beneficial balance of value and risk diversification for our shareholders. If we identify an appropriate opportunity to add additional value to our current business we intend to pursue the opportunity.

      On January 24, 2006, we restructured our operations to reduce expenses and realign resources to focus on advancing our lead product candidate, tgAAC94, through clinical testing.
      Over the longer term, our business strategy is to leverage our technology assets, manufacturing capabilities and gene therapy product development expertise into multiple development programs and collaborations to maximize our opportunities to commercialize a product candidate. We believe that, if successful, our product candidates will have significant market potential. We intend to pursue product development programs that enable us to demonstrate the potential of our technology and eventually to commercialize gene-based therapeutics that address currently unmet medical needs.

2005 Achievements
      In 2005, we made progress in our development collaborations and our product development programs, expanded our patent portfolio, strengthened our Board of Directors and realigned our cost structure to focus our resources on our inflammatory arthritis program. More specifically:

•	We commenced work under our December 2004 collaboration agreement with Celladon to develop AAV-based therapies for congestive heart failure.

•	We expanded our AAV-based gene delivery platform into the area of RNA interference through our collaboration with Sirna Therapeutics to develop a treatment for Huntington’s disease.

•	In February 2005, we and the International Aids Vaccine Initiative, or IAVI, reported preliminary results of a Phase I HIV/ AIDS vaccine clinical trial that met safety standards and indicated and that the vaccine was well tolerated.

•	In July 2005, we reported results of an initial Phase I clinical trial of our inflammatory arthritis candidate, demonstrating safety of an intra-articular injection of tgAAC94 into inflamed joints and suggestive of improvements in arthritic signs and symptoms.

•	In October 2005, we initiated an extended Phase I clinical trial to evaluate tgAAC94 at higher dose levels in patients with inflammatory arthritis and who may be receiving concurrent treatments of anti-TNF-alpha therapy, but who continue to experience inflammation in one or more joints.

•	In November 2005, we initiated a Phase II HIV/ AIDS vaccine clinical trial in South Africa.

•	We were named as a subcontractor to receive up to $18 million of a five year, $22 million NIAID contract with Columbus Children’s Research Institute and The Children’s Hospital of Philadelphia to develop AAV-based HIV/ AIDS vaccine for use in the developed world.

•	We were issued five additional patents from the USPTO covering our AAV vector patent portfolio.

•	We strengthened our financial position through our agreement with Biogen Idec, or Biogen, to restructure the repayment of approximately $10.7 million of debt.

•	In January 2006, we restructured operations to reduce expenses and concentrate resources on key product development programs and business development activities.

PROGRAMS IN CLINICAL TRIALS

Inflammatory Arthritis
      According to the College of Rheumatology and the Centers for Disease Control and Prevention, two to three million people in the U.S. are living with inflammatory arthritis, including rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Researchers have found that the cytokine called tumor necrosis factor-alpha, or TNF-alpha, plays a pivotal role in this disease process and have shown anti-TNF-alpha therapies to be a valuable strategy to treat inflammatory arthritis. TNF-alpha inhibition is a validated therapeutic strategy for treating a variety of inflammatory diseases. Three TNF-alpha inhibitors are now sold world-wide. These products, which are delivered systemically by intravenous infusion or sub-cutaneous injection, can improve the signs and symptoms of the disease, inhibit the structural damage in the joints, and impact functional outcomes in patients with these inflammatory arthritis conditions. However, some patients do not have a complete response to systemically delivered anti-TNF-alpha agents and still have significant room for improvement in inflammation and tender and swollen joint counts. These patients are potentially ideal candidates for a localized, more concentrated delivery of anti-TNF-alpha therapy administered directly to the joint.
      We are developing a product candidate, which we call tgAAC94, for the treatment of inflammatory arthritis. tgAAC94 is an AAV-based product candidate designed to deliver a DNA sequence encoding a potent inhibitor of TNF-alpha. We believe that there may be market receptivity to local delivery of a TNF-alpha antagonist for several types of inflammatory arthritis. In addition, we believe that patients who are partial responders to anti-TNF-alpha therapy or those who are contraindicated for systemic therapy may also be strong candidates for a localized TNF-alpha inhibitor approach. We are designing tgAAC94 for administration by direct injection into affected joints and developing it for use in patients who have one or more joints that have not responded to other therapies, or for patients who may have only a few inflamed joints and may benefit from localized rather than systemic treatment of their disease.
      In March 2004, we initiated a Phase I clinical trial to evaluate the safety of escalating doses of tgAAC94 in subjects with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. This double-blind, randomized trial evaluated safety of a single dose of tgAAC94 injected locally into an arthritic joint of subjects suffering from inflammatory arthritis. Enrollment was limited to those who were not currently on concomitant TNF-alpha antagonist therapies. Eleven of fifteen subjects who enrolled in the trial received one of two escalating doses of tgAAC94, while the other four received a placebo. The placebo arm was included at each dose level to assess safety and to determine whether any adverse events that might occur were attributable to the intra-articular injection procedure itself, as opposed to an intra-articular injection of tgAAC94. The study was not powered to show efficacy. Data from the trial demonstrated that:

•	Intra-articular injections of tgAAC94 were safe and well-tolerated in subjects who were also taking conventional disease-modifying anti-rheumatic drugs.

•	No tgAAC94 related serious adverse events were reported in the eleven tgAAC94 treated subjects.

•	In those treated with a single dose of tgAAC94, continued measurable improvements in swelling and tenderness were observed. Six of the eleven tgAAC94 treated subjects received a higher dose and the reduction in mean tenderness and swelling scores appears to be greater than in the five of the eleven tgAAC94 treated subjects who received a lower dose. This suggests there may be a dose response effect. There was some improvement in mean tenderness and swelling scores in subjects receiving placebo, but these subjects were included primarily for safety analysis.

•	In the non-injected joints of the tgAAC94 treated subjects, there also appears to be a trend in the decrease in mean tenderness and swelling scores over time. This trend was not observed in the subjects receiving placebo.
      We are following these subjects for a period of twenty-four weeks after treatment, and we expect to present complete data from this trial in the second quarter of 2006.
      In October 2005, we initiated a follow-on Phase I clinical trial of tgAAC94 administered directly to affected joints of subjects with inflammatory arthritis. This double-blinded, placebo-controlled study is designed to evaluate different doses of tgAAC94 in patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis, who may be receiving concomitant treatments of anti-TNF-alpha therapy, but are partial responders who continue to experience signs and symptoms of inflammatory arthritis in some joints. In the first segment of the double-blinded, placebo controlled study, subjects will receive a single intra-articular injection of tgAAC94 or placebo in the affected joint and be monitored until swelling in the target joint reaches pre-determined criteria for re-injection. At that time, both tgAAC94 injected subjects and those initially injected with placebo will receive a second injection of tgAAC94 in the affected joint as part of the open-label segment of the study. The primary endpoint of the study is to establish the safety of higher doses and of repeat administration of tgAAC94 into the joints of subjects with and without concomitant TNF-alpha inhibitor therapy. Secondary endpoints include evaluation of pain, swelling, duration of response, and overall disease activity following intra-articular administration of tgAAC94 to affected joints. Additionally, changes in joint inflammation and joint damage will be assessed in a subset of subjects using magnetic resonance imaging.

HIV/ AIDS Vaccine
      There is an urgent need to stop the spread of human immunodeficiency virus (HIV) infection worldwide. More than 60 million people have been infected and more than 25 million have died due to HIV/ AIDS since the worldwide epidemic began in 1981. In 2005, over 5 million new infections occurred. Of these, more than 85% were in Sub-Saharan Africa and South East Asia. Further rises of HIV incidence can only be slowed by a massive expansion of prevention efforts. Historically, vaccines have been the most powerful public health tool able to provide a safe, cost-effective and efficient means of preventing illnesses, disability, and death from infectious diseases. A safe and effective preventive HIV vaccine, as part of a comprehensive prevention plan will significantly reduce the spread of HIV.
      We are developing an AAV-based prophylactic vaccine candidate, which we call tgAAC09, for high-risk populations in developing nations to protect against HIV/ AIDS. This product candidate is in Phase I and Phase II clinical trials and is being developed in a public-private collaboration with IAVI, a non-profit organization, and the Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio, or CCRI. The principle investigator for the collaboration is Dr. Philip R. Johnson of Children’s Hospital of Philadelphia.
      In December 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for tgAAC09 in Europe. This dose-escalation safety trial is designed to enroll up to 50 volunteers who are uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. Preliminary results from this study were announced in February 2005 and the data suggests that tgAAC09 was safe and well-tolerated. The safety results also showed that at the dose levels evaluated in this initial trial, a single administration of tgAAC09, did not elicit a significant immune response. These results support further development of tgAAC09 and clinical evaluation at higher dose levels. Additionally, in a non-human primate study, it was demonstrated that antibody and T-cell responses to the expressed HIV antigens increased after a second dose, or boost, of tgAAC09 vaccine. Based on this preclinical data and upon receiving the necessary regulatory approvals, we expanded the European Phase I trial to evaluate the safety and immunogenicity of this vaccine after a second dose. After volunteers who receive a second dose of tgAAC09 have been monitored according to protocol, we intend to report the data from the study in the second half of 2006. The current Phase I clinical trial of tgAAC09 is the initial step in a comprehensive development strategy of this vaccine program. IAVI expanded the single-dose Phase I trial to include a site in India. The purpose of this study is to further evaluate the safety of the vaccine in the population that would participate in subsequent efficacy trials, assuming continued development of the vaccine candidates.
      In 2005, IAVI initiated a Phase II clinical trial of the tgAAC09 vaccine candidate in South Africa. The trial should take about 18 months to complete and will enroll 78 volunteers who are in good health. tgAAC09 is designed to elicit two different types of immune responses, an antibody response and a cell mediated response. While these clinical trials are underway, we continue to pursue the development of additional vaccine candidates, including vaccines based on different serotypes, or strains, of AAV believed to be more efficient delivery systems for gene-based vaccines to muscle. Preclinical studies of these vaccine approaches have demonstrated an ability to elicit an immune response at lower dose levels compared to tgAAC09.
      The tgAAC09 vaccine is aimed against HIV Clade C for the developing world and the program is completely funded by IAVI. The program is mainly focused in its initial stages upon comparing the safety and the immune responses induced after administration of the candidate tgAAC09 which contains the gene for three HIV Clade C proteins (called gag, pol and rt) in an AAV serotype 2 capsid and an analogous second candidate vaccine that contains the same HIV gene in an AAV serotype 1 capsid. This second candidate is currently undergoing preclinical tests before advancing into clinical trials in healthy volunteers. Initial preclinical studies of this AAV serotype vaccine have demonstrated an ability to elicit an immune response at lower dose levels.
      Under the terms of this public-private collaboration, IAVI funds us, Children’s Hospital of Philadelphia and CCRI for work that is focused on development and preclinical studies of a vaccine candidate. IAVI funds our development activities based upon an agreed upon annual work plan and budget. IAVI also coordinates and directly funds the cost of clinical trials conducted under the collaboration. This collaboration was initiated in 2000 and in 2004 was extended through the end of 2006. Under the terms of the agreement any of the parties can terminate this collaboration, without cause, with ninety days advance notice. If we terminate the agreement for certain financial conditions including insolvency or nonviability of commercial manufacture, IAVI retains only those limited rights to the intellectual property controlled by us that was utilized during the program and is necessary for IAVI to develop and commercialize a HIV/ AIDS vaccine in the developing world. Under certain circumstances, IAVI may owe us an additional royalty for the use of those rights. If IAVI terminates the agreement for failure to fund the development activities associated with the program, we retain all our rights to the intellectual property that we control.
      We have the right to commercialize in developed countries any vaccine that may result from this development collaboration in industrialized countries, and we have a qualified right, subject to IAVI’s determination that our prices are reasonable, to manufacture the vaccine for non-industrialized nations and sell it to IAVI at full cost of manufacturing plus a reasonable public sector profit. IAVI has retained rights to ensure that any safe and efficacious HIV/ AIDS vaccines developed as part of this collaboration will be distributed in developing countries at a reasonable price to be determined by IAVI. If we are not able or decline to produce the vaccine for developing countries in reasonable quantities and at a reasonable price, IAVI has rights that will allow IAVI to contract with other manufacturers to make the vaccines available at a reasonable price in those countries.
      In November 2005, we extended the scope of our HIV/ AIDS vaccine program via a contract awarded by the National Institute of Allergy and Infectious Diseases, or NIAID, to CCRI in collaboration with Children’s Hospital of Philadelphia and us. NIAID is a component of the National Institutes of Health, Bethesda, Maryland. Under this program, we may receive up to $18.2 million over five years for the manufacture and preclinical testing of the vaccine candidates. Investigators at Children’s Hospital of Philadelphia and CCRI will design the vaccine candidates and we will manufacture the vectors for the clinical testing that will be conducted in the U.S. The direct costs of any clinical trials will be borne directly by NIAID and are not part of the contract. This NIAID vaccine program will complement work performed under the IAVI vaccine program but will be focused on candidate HIV/ AIDS vaccines for the developed world. Consequently, the vaccine candidates that we will be evaluating in this program will contain certain HIV genes of types that are common in the western world. We will evaluate administering an initial, or prime, dose of the vaccine followed some weeks later by a second, or boost, dose. These prime and boost doses may be comprised of different AAV capsids. We began work on our portion of the collaboration in the first quarter of 2006.
PRECLINICAL PROGRAMS

Congestive Heart Failure
      In December 2004, we formed a collaboration with Celladon to evaluate delivery to the heart, of genes that may have a therapeutic benefit in the treatment of congestive heart failure, or CHF. This collaboration combines our expertise in the development, manufacture and clinical evaluation of AAV-based therapies with Celladon’s portfolio of genes and cardiovascular expertise.
      Congestive heart failure is a leading cause of morbidity and mortality which affects about 5 million Americans. CHF involves a loss of contractility of the heart muscle which in turn decreases the ability of the heart to pump blood. The contraction and expansion of heart muscle is dependent upon movement of calcium within the heart muscle. Two genes that code for proteins, called SERCA2a and phospholamban, that are central to the process of calcium movement in the heart muscle. The SERCA2a protein is a pump that moves calcium and the phospholamban protein regulates the activity of SERCA2a. The relative amount of SERCA2a and phospholamban, and the activity of SERCA2a, is decreased in failing hearts but it has not been possible to develop conventional pharmaceutical drugs to address this problem. However, this problem may be addressed by delivery of SERCA2a or phospholamban genes. Thus, delivery of the SERCA2a gene directly to the heart muscle should to lead to more production of SERCA2a protein and may improve the ability of the heart to contract and thus improve its ability to pump blood. Celladon plans to develop a combination product composed of a therapeutic agent, AAV2/1SERCA2a, and a delivery device which enables delivery of the therapeutic agent to the heart.
      As part of this collaboration, we are contributing our proprietary AAV technology for use in the field of CHF to deliver these and other genes of interest. We are also developing and manufacturing an AAV vector to deliver the SERCA2a gene, which is currently being studied in preclinical tests prior to regulatory filings for initiation of clinical trials in heart failure patients. We will manufacture the vectors for clinical trials of the CHF product candidate and assist Celladon in certain regulatory filings. Celladon anticipates making these regulatory filings in late 2006 to initiate a Phase I clinical trial in early 2007. In this program, Celladon is providing its proprietary intellectual property including the SERCA2a gene or phospholamban variant genes that are believed to be capable of mediating the contractility of the heart muscle.
      In connection with the formation of this collaboration, we received $6.0 million cash from the sale of our common stock to investors of Celladon. During 2005, we incurred $2.8 million of program related costs to support development activities under the Celladon collaboration, which consisted primarily of internal development efforts. We agreed to contribute up to $2.0 million to support these development activities and we are reimbursed for efforts over that amount. During the current year, we were reimbursed $0.8 million for those labor hours and those outside costs associated with the Celladon collaboration. In the future, we are also entitled to development milestones, royalties on sales and manufacturing profits on potential future products that result from the collaboration.
      Under the terms of the agreement either of the parties can terminate this collaboration, without cause, with ninety days advance notice. If we terminate the agreement for certain financial conditions including insolvency or nonviability of commercial manufacture, Celladon retains limited rights to the intellectual property controlled by us that was utilized during the program and is necessary for Celladon to develop and commercialize a gene therapy product for the treatment of CHF associated with the SERCA2a pathway. Under certain circumstances, they may owe us an additional royalty for the use of those rights. If Celladon terminates the agreement for failure to fund the development activities associated with the program, we retain all our rights to the intellectual property that we control.

Huntington’s Disease
      In January 2005, we formed a collaboration with Sirna to develop therapies for the treatment of Huntington’s disease, or HD. This collaboration also includes two academic groups at the University of Iowa, or UI, and the University of California, San Francisco.
      HD generally shows onset in mid-life and there are currently about 30,000 patients in the U.S. and an additional 120,000 to 250,000 at risk of onset. HD is an incurable neurodegenerative disorder that results from a mutation in the HD gene which codes for the huntingtin protein. Genes express their information by being copied into a messenger RNA, or mRNA, that instructs the cell machinery to make a specific protein. This mutant HD gene produces a defective huntingtin protein that interferes with normal function of nerve cells in the brain leading to eventual development of the progressive disease. There are no effective drugs to treat or prevent this disease.
      HD is a dominant genetic disease; which means that a single copy of the mutant gene can cause the disease. It also means that delivery of a correct copy of the gene will not be effective. Rather, the function of the mutant HD gene must be blocked. A potentially effective way to do this is to use recently discovered entities called small interfering RNA, or siRNA. siRNAs can bind to mRNAs and cause their degradation before being used for production of protein. In this way, siRNA can be used to prevent or reduce the production of proteins.
      Our Huntington’s disease program is focused on developing therapeutic siRNA to target the gene that encodes the HD protein. This siRNA must be administered directly to the brain which is the site of the disease. Therefore, infrequent dosing is highly desirable. Consequently this program uses the AAV delivery system to deliver a gene for a siRNA that targets the HD gene and can be expressed for a prolonged period. The program is based upon initial proof of concept of correction of HD using this approach in a mouse model of HD that was recently reported by our collaborators at UI.
      The program takes advantage of our expertise and intellectual property in production and use of the AAV delivery system and Sirna’s expertise in design of siRNA molecules. The program currently is focused upon generating AAV vectors that express siRNAs that target the HD gene and testing these in animal models to select a lead product for formal preclinical testing and progression to clinical studies. We and Sirna have agreed to co-develop product candidates under the collaboration and to share the costs of development and any future revenues that result from the collaboration. We expect that a substantial portion of our development costs will consist primarily of internal development and manufacturing efforts.
      Under the terms of the agreement either of the parties can terminate this collaboration, without cause, with ninety days advance notice. If we terminate the agreement for certain financial conditions including insolvency or nonviability of commercial manufacture, Sirna retains limited rights to the intellectual property controlled by us that that was utilized during the program and is necessary for Sirna to develop and commercialize a siRNA for the treatment of Huntington’s disease. Under certain circumstances, they may owe us an additional royalty for the use of those rights. If Sirna terminates the agreement for failure to fund the development activities associated with the program, we retain all our rights to the intellectual property that we control.

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
FORMER COLLABORATIONS

Cystic Fibrosis Foundation
      Until 2005, we were developing tgAAVCF, a product candidate for treating cystic fibrosis. In 2003, we established a collaboration with the Cystic Fibrosis Foundation related to Phase II clinical trials for tgAAVCF. In March 2005, we discontinued the development of tgAAVCF and concluded the collaboration with the CF Foundation following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

Biogen Idec
      In connection with our acquisition of Genovo in 2000, we established a three-year, multiple-product development and commercialization collaboration with Biogen. This collaboration ended in September 2003 upon the completion of the development period.
      Under this collaboration, Biogen paid us $8.0 million in research funding and upfront payments and $1.0 million per year in research and development funding over the initial three-year development period. In connection with the collaboration, in 2002, we raised $4.0 million through the sale of 5,804,673 shares of our common stock to Biogen at a price of $0.69 per share, and in 2003, we raised $4.8 million through the sale of 2,515,843 shares of our common stock to Biogen at a price of $1.91 per share. The equity purchase commitment with Biogen has expired. As a result of these share purchases and shares Biogen received when we purchased Genovo, as of December 31, 2005 Biogen held 11.7 million shares of our common stock, approximately 13.7% of our common shares outstanding. In addition, we borrowed $10.0 million from Biogen under the loan commitment outlined in the collaboration agreement. In September 2005, we repaid $2.5 million of the $10.0 million loan principal and modified the loan payment schedule so that payments of $2.5 million of principal amount plus accrued interest are due on each of August 1, 2007, 2008 and 2009. As part of the debt modification, we extended the maturity date of our $650,000 promissory note to Biogen until August 1, 2007.
      During 2003, we earned $5.1 million of revenue from our collaboration with Biogen including $2.6 million in revenue we recognized upon the completion of this development collaboration in September 2003. From the inception of the collaboration in 2000 through December 31, 2003, we earned $11.0 million in revenue from Biogen under this collaboration and received $18.8 million in proceeds from the issuance of debt and sales of equity securities.
      As part of our collaboration with Biogen, we provided Biogen with limited manufacturing process development support for its product development program directed at treating glioma using an adenoviral vector to deliver the gene for interferon beta. Interferon beta is a potent stimulator of the immune system, and sustained expression of this protein at the site of brain tumors may help the body rid itself of cancer cells. Prior to the merger of Biogen and IDEC Pharmaceuticals in November 2003, Biogen had licensed its rights to this program to IDEC as part of a co-development agreement covering multiple oncology product development programs. Based on the initial results of clinical trials conducted by Biogen, the further development of this glioma product candidate was discontinued by Biogen to pursue development activities towards targeted indications in malignant pleural effusions and liver metastases of colorectal cancer. We are entitled to receive royalties on future product sales by Biogen of product commercialized based on adenoviral delivery of interferon beta.

Wyeth
      In 2000, we entered into a collaboration with Wyeth to develop AAV vector-based gene therapy products for treating hemophilia A and, potentially, hemophilia B. In November 2002, Wyeth elected to terminate this hemophilia collaboration and related agreements. Under the terms of our agreements with Wyeth, all rights that we granted or otherwise extended to Wyeth related to the hemophilia technology returned to us. In connection with the termination of our collaboration with Wyeth, we entered into a settlement agreement with Wyeth in 2003 and received $3.2 million in settlement of outstanding expenses that we incurred under the collaboration and as an early termination payment.

Emerald Gene Systems, Ltd.
      In 1999, we formed Emerald Gene Systems, Ltd., or Emerald, our joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation plc, or Elan. Emerald was formed to develop enhanced gene delivery systems. Emerald’s three-year development period ended during 2002 and Emerald has had no operating activities since. From inception in 1999 through March 2004, we accounted for our investment in Emerald under the equity method of accounting. In March 2004, we became the 100% owner of

Emerald and consolidated the results into our financial statements until Emerald was dissolved in January 2005.
      On March 31, 2004, we entered into a termination agreement with Elan. In accordance with the termination agreement, the Series B preferred stock was converted into 4.3 million shares of our common stock. As of December 31, 2005, Elan held 11.6 million shares of our common stock, approximately 13.6% of our common shares outstanding. Under the termination agreement Elan is permitted to trade these shares of our common stock in quantities equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.
LICENSING ARRANGEMENTS

Alkermes, Inc.
      In 1999, we entered into a license agreement with Alkermes, Inc., or Alkermes, in which we received exclusive rights to issued patents and other pending patent applications related to AAV vector technologies including manufacturing. The license broadly covers a manufacturing method that we believe is critical to making AAV-based products in a commercially viable, cost-effective manner. The license to this technology, developed by Children’s Hospital in Columbus, Ohio, covers the use of cell lines for manufacturing AAV vectors in multiple disease areas. Under the terms of the license agreement, we issued to Alkermes 500,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock, which warrants expire in June 2007 and June 2009. Alkermes will also receive milestone payments and royalties on the sale of any products manufactured using the licensed technology and is entitled to a portion of any sub-licensing payments that we may receive.

Amgen, Inc.
      Targeted Genetics was formed in 1989 as a subsidiary of Immunex Corporation, or Immunex, a biopharmaceutical company developing recombinant proteins as therapeutics. In connection with our formation and the entering into of Gene Transfer Technology License Agreement, we issued Immunex shares of our preferred stock that were subsequently converted into 1,920,000 shares of our common stock. In exchange, we received rights from Immunex under a Gene Transfer Technology License Agreement, including an exclusive worldwide license to certain Immunex proprietary technology specifically applicable to gene therapy applications. The licensed technology relates to gene identification and cloning, panels of retroviral vectors, packaging cell technology, recombinant cytokines, DNA constructs, cell lines, promoter/enhancer elements and immunological assays. In July 2002, Immunex was acquired by Amgen, Inc, or Amgen. Our license to the Immunex technology was not affected by the acquisition and we retain all rights granted under the original license.
      Prior to Amgen’s acquisition of Immunex, we exchanged correspondence and engaged in discussions with Immunex regarding the terms, scope and possible amendment of the Gene Transfer Technology License Agreement. Some of these communications have included, among other things, differing views about our rights to the gene construct coding for TNFR:Fc used in the development of our inflammatory arthritis product candidate tgAAC94. These communications did not lead to either a final resolution or an active dispute regarding our differences with Immunex. Following Amgen’s acquisition of Immunex, we communicated to Amgen our desire to resume discussions seeking clarification of our relationship with Amgen. Our subsequent communications with Amgen have not yet resulted in a resolution of our differences. In February 2004, in response to our January 2004 announcement that we had received regulatory approval for a Phase I clinical study for tgAAC94, Amgen sent a letter to us taking the position that we were not licensed, either exclusively or non-exclusively, under Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the Gene Transfer Technology License Agreement gives us an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had, and expect to have further, communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.
PATENTS AND PROPRIETARY RIGHTS
      Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We have filed or licensed numerous patent or patent applications with the USPTO and foreign jurisdictions. This proprietary intellectual property includes methods of transferring genetic material into cells, processes to manufacture and purify gene delivery product candidates and other proprietary technologies and processes. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.
      The patent positions of pharmaceutical and biotechnology firms, including our patent positions, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved, particularly with regard to gene therapy uses. Patent applications may not result in the issuance of patents, and the coverage claimed in a patent application may be significantly reduced before a patent is issued.
      We have licensed technology underlying several issued and pending patents. Among these are two key patents that relate to the use of AAV vectors for gene delivery, one of which we have exclusively licensed from the U.S. National Institutes of Health, or NIH, and the second from the University of Florida Research Foundation. Licensing of intellectual property critical to our business involves complex legal, business and scientific issues. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop or commercialize the affected product candidates.
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
COMPETITION
      Competition among biotechnology and pharmaceutical companies that research, develop, manufacture and commercialize therapeutic products is significant. Even in the field of gene therapy, numerous companies and institutions are developing or considering the development of gene therapy treatments, including other gene delivery companies, biotechnology companies, pharmaceutical companies, universities, research institutions, governmental agencies and other healthcare providers.
      In addition to competition from sources developing competitive gene therapy technologies, our potential products will compete with non-gene therapy products in development and on the market for the therapeutic indications we are targeting. These competitors could include small molecules, proteins, monoclonal antibodies and other pharmaceutical products, medical devices and surgery. Products in development could make our products obsolete before they ever get to the market. Products on the market could negatively impact the commercial opportunity for our products. Intense competition could heighten disputes pursued in an effort to slow our development including lawsuits, demands, threats or patent challenges. We also compete with others to acquire products or technology from research institutions, universities and other companies. And we compete with others to maintain and attract the necessary scientific and business personnel to advance our programs.
      Many of our competitors have substantially more financial and other resources, larger research and development staffs and more experience and capabilities in researching, developing and testing products in clinical trials, obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals and manufacturing, marketing and distributing products. In addition, the competitive positions of other companies may be strengthened through collaborative relationships, such as those with large pharmaceutical companies or academic institutions. As a result, our competitors may develop, obtain patent protection for, receive FDA and other regulatory approvals for or commercialize products more rapidly than we do or may manufacture and market their products more successfully than we do.
      Our competitors’ technologies and products may be more effective or economically feasible than our potential products. If we are successful in commercializing our products, we will be required to compete with respect to commercial manufacturing efficiency and marketing capabilities, areas in which we have no experience. These developments could limit the prices we are able to charge for any products we are able to commercialize or render our products less competitive or obsolete.
      Our lead product candidate, tgAAC94, is aimed at the target market of inflammatory arthritis. A number of products are currently successfully marketed to treat people with inflammatory arthritis, including products which work by the same mechanism of action, TNF-alpha inhibition. TNF-alpha inhibitor products currently on the market include products from Amgen, Johnson and Johnson, Abbott and Centocor. Although tgAAC94 is targeted to people not completely responding to these systemic TNF inhibitor drugs, other companies are also developing products to complement the systemic TNF inhibitors. Products in development or on the market for inflammatory arthritis could negatively impact the development path and market opportunity for tgAAC94.
GOVERNMENTAL REGULATION
      All of our potential products must receive regulatory approval before they can be marketed. Human therapeutic products are subject to rigorous preclinical and clinical testing and other pre-market approval procedures administered by the FDA and similar authorities in foreign countries. In accordance with the Federal Food, Drug and Cosmetics Act, the FDA exercises regulatory authority over the development, testing, formulation, manufacture, labeling, storage, record keeping, reporting, quality control, advertising, promotion, export and sale of our potential products. Similar requirements are imposed by foreign regulatory agencies. In some cases, state regulations may also apply.
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
      Preclinical studies generally require studies in the laboratory or in animals to assess the potential product’s safety and effectiveness. Preclinical studies include laboratory evaluation of toxicity, pharmacokinetics, how the body processes and reacts to the drug, and pharmacodynamics, whether the drug is actually having the expected effect on the body. Preclinical studies must be conducted in accordance with the FDA’s Good Laboratory Practice regulations and, before any proposed clinical testing in humans can begin, the FDA must review the results of these preclinical studies as part of an Investigational New Drug application.
      If preclinical studies of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product will undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institutional Review Board or Ethics Committee charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, subjects are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants, so that the subjects may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices regulations and the protocols the company establishes to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each trial participant with respect to safety. FDA regulations require us to submit these protocols as part of the application. A FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product.
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
      Clinical trials are typically conducted in three phases often involving multiple clinical trials in each phase. In Phase I, clinical trials generally involve a small number of subjects, who may or may not be afflicted with the target disease, to determine the preliminary safety profile. In Phase II, clinical trials are conducted with larger groups of subjects afflicted with the target disease in order to establish preliminary effectiveness and optimal dosages and to obtain additional evidence of safety. In Phase III, large-scale, multi-center, comparative clinical trials are conducted with subjects afflicted with the target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and other regulatory agencies for market approval. We report our progress in each phase of clinical testing to the FDA, which may require modification, suspension or termination of the clinical trial if it deems patient risk too high. The length of the clinical trial period, the number of trials conducted and the number of enrolled subjects per trial vary, depending on our results and FDA requirements for the particular clinical trial. Although we and other companies in our industry have made progress in the field of gene therapy, we cannot predict what the FDA will require in any of these areas to establish to its satisfaction the safety and effectiveness of the product candidate.
      If we successfully complete clinical trials for a product candidate, we must obtain FDA approval or similar approval required by foreign regulatory agencies, as well as the approval of several other governmental and nongovernmental agencies, before we can market the product in the U.S. or in foreign countries. Current FDA regulations relating to biologic therapeutics require us to submit an acceptable Biologics License Application, or BLA, to the FDA and receive approval before the FDA will permit commercial marketing. The BLA includes a description of our product development activities, the results of preclinical studies and clinical trials and detailed manufacturing information. Unless the FDA gives expedited review status, this stage of the review process generally takes at least one year. Should the FDA have concerns with respect to the potential product’s safety and efficacy, it may request additional data, which could delay product review or approval. The FDA may ultimately decide that the BLA does not satisfy its criteria for approval and might require us to do any or all of the following:

•	modify the scope of our desired product claims;

•	add warnings or other safety-related information; and/or

•	perform additional testing.
      Because the FDA has not yet approved any gene therapy products, it is not clear what, if any, unforeseen issues may arise during the approval process. While we expect this regulatory structure to continue, we also expect the FDA’s regulatory approach to product approval, and its requirements with respect to product testing, to become more predictable as its scientific knowledge and experience in the field of gene therapy increases. Adverse events in the field of gene therapy or other biotechnology-related fields, however, could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of gene therapy products.
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
EMPLOYEES
      As of December 31, 2005, we had 95 full-time-equivalent employees. On January 24, 2006, we eliminated 26 of these positions, which left us with 69 full-time-equivalent employees, of which 47 are directly involved in our research and development activities, including product development, manufacturing, quality control, quality assurance, process development, regulatory affairs and clinical affairs. Nine of our employees have Ph.D. or M.D. degrees and a significant number of our management and professional employees have prior experience with other biotechnology or pharmaceutical companies. We also rely on a number of temporary staff positions and third party consultants. None of our employees are covered by a collective bargaining agreement.
AVAILABLE INFORMATION
      We were incorporated in the state of Washington in 1989. Our executive offices are located at 1100 Olive Way, Suite 100, Seattle, Washington 98101, and our telephone number is (206) 623-7612. We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available in the investor relations portion of our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports after filing these reports to the SEC. Our website is located at www.targetedgenetics.com. You may also obtain free copies of our periodic reports on the SEC Web site at http://www.sec.gov.

Item 1A.	Risk Factors
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
      Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the ability to re-negotiate any lease obligations;

•	the timing and costs of, and our success in any product commercialization activities and facility expansions, if and as required; and

•	the expense and outcome of any litigation or administrative proceedings involving our intellectual property, or access to third party intellectual property through licensing agreements.
      We expect that our cash and cash equivalents at December 31, 2005, plus the funding from our partners and the proceeds from the sale of common stock in March 2006 will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In addition, we owe approximately $8.2 million in aggregate principal amount under two notes payable to Biogen Idec. The notes’ terms require us to make scheduled principal payments of $3.2 million in August 2007 and $2.5 million in each of August 2008 and 2009. We will need to raise additional capital to make the scheduled payments and to repay these notes. Additional sources of financing could involve one or more of the following:

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
      The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.
      If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market.
      The funding that we expect to receive from our collaborations depends on continued scientific progress under the collaboration and our collaborators’ ability and willingness to continue or extend the collaboration. If we are unable to successfully access additional capital, we may need to scale back, delay or terminate one or more of our development programs, curtail capital expenditures or reduce other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

We expect to continue to operate at a loss and may never become profitable.
      Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of December 31, 2005, we had an accumulated deficit of $250.0 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.
      In November 2005, IAVI initiated a Phase II trial for our HIV/ AIDS vaccine product candidate in South Africa. In October 2005, we initiated a second Phase I trial for our inflammatory arthritis product candidate in the United States and Canada. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.
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
      No gene therapy products have received regulatory approval for marketing from the U.S. Food and Drug Administration, or FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the NIH’s Office of Biotechnology Activities RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.
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
      As our product development efforts progress, most particularly in potentially significant markets such as HIV/ AIDS, congestive heart failure or inflammatory arthritis therapies, the risk increases that others may claim that our processes and product candidates infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.
      Clinical trials and the marketing of any potential products may expose us to liability claims resulting from the testing or use of our products. Gene therapy treatments are new and unproven, and potential known and unknown side effects of gene therapy may be serious and potentially life-threatening. Product liability claims may be made by clinical trial participants, consumers, healthcare providers or other sellers or users of our products. Although we currently maintain liability insurance, the costs of product liability and other claims against us may exceed our insurance coverage. In addition, we may require increased liability coverage as additional product candidates are used in clinical trials or commercialized. Liability insurance is expensive and may not continue to be available on acceptable terms. A product liability or other claim or product recall not covered by or exceeding our insurance coverage could significantly harm our financial condition. In addition, adverse publicity resulting from a product recall or a liability claim against us, one of our partners or another gene therapy company could significantly harm our reputation and make it more difficult to obtain the funding and collaborative partnerships necessary to maintain our business.

If we lose our collaborative partners, we may be unable to develop our potential products.
      A portion of our operating expenses are funded through our collaborative agreements with third parties. We currently have strategic partnerships with two biotechnology companies, Sirna Therapeutics and Celladon, one public health organization, IAVI, and through a contract with a U.S. government agency, NIAID, that provide for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, we have a collaborative development agreement with IAVI, which expires in December 2006, that we expect to provide us with funding to reimburse research and development and manufacturing expenses we incur in connection with the collaboration. As a result, a significant portion of our operating expenses are funded through our collaborative agreements with IAVI. Additionally, IAVI directly funds the Phase II clinical trial for our HIV/ AIDS vaccine product candidate.

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

The reduction in workforce associated with our recent restructuring of operations may impair our ability to develop our product candidates and harm our operations.
      January 24, 2006 we restructured our operations to concentrate our resources on generating data from the clinical trials of our inflammatory arthritis product candidate, maintaining our manufacturing capabilities and advancing our funded product development efforts. As part of this restructuring we eliminated 26 positions, which reduced our workforce by approximately 27%, including scientific, operations and administrative functions that were not required to support our programs. This restructuring primarily affected earlier-stage product discovery and preclinical product development efforts, small-scale vector manufacturing employees, management positions and operations and general and administrative support. Many of the terminated employees possess specific knowledge or expertise that may later prove to be important to our operations. As a result of these factors, our ability to develop our product candidates and respond to challenges in the future may be impaired and we may not be able to take advantage of new business opportunities.

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
      The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of subjects and generally test for drug safety rather than efficacy. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting or repeatable effect. If a larger group of subjects does not experience positive results or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials, may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

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

The intense competition and rapid technological change in our market may result in failure of our potential products to achieve market acceptance.
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
      Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. On May 31, 2005, we received a notice from the NASDAQ Stock Market informing us that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(d), we were provided with 180 calendar days, or until November 28, 2005, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of November 28, 2005, we had not regained compliance with Market place Rule 4310(c). However, since we met all of the NASDAQ Stock Market’s criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, the NASDAQ provided us with an additional 180 calendar day compliance period, or until May 26, 2006, to demonstrate full compliance and maintain our listing on the NASDAQ Capital Market. To date, we have not achieved the required minimum bid price. If we have not regained compliance at that time, the NASDAQ Staff will provide written notification that our securities will be delisted.
      Upon delisting from the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/ dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.
      Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on our then existing stockholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares. These future sales could also have an adverse effect on the market price of our shares and could result in additional dilution to the holders of our shares.
      The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.
      If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business.
      A small number of investors own a significant number of shares of our common stock. As of December 31, 2005, Elan held approximately 11.6 million and Biogen Idec held approximately 11.7 million shares of our common stock. Together these holdings represent approximately 27.2% of our common shares outstanding as of December 31, 2005. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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
      In July 2000, we leased approximately 76,000 square feet of space in Bothell, Washington, intended for future large-scale manufacturing of our products. The lease on this facility expires in September 2015 and includes an option for us to extend its term for one additional five-year period. While preliminary design activities have been completed, we have never occupied this facility and do not currently plan to commence the construction of this facility unless and until product demands warrant resumption of construction activities. As a result, we are trying to sublease all or part of the facility. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of financial resources.

Item 3.	Legal Proceedings.
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
      Market Information. Our common stock trades on the NASDAQ Capital Market under the symbol TGEN. From May 20, 1994 until January 8, 2003, our common stock was traded on the NASDAQ National Market, under the symbol TGEN.
      The following table lists, for each calendar quarter indicated, the high and low bid quotations for our common stock, as quoted on the NASDAQ Capital Market or National Market as applicable. These quotes reflect inter-dealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.

	High	Low

2005:
4th Quarter	$0.72	$0.48
3rd Quarter	0.92	0.60
2nd Quarter	1.25	0.50
1st Quarter	1.90	0.40
2004:
4th Quarter	$1.98	$1.13
3rd Quarter	1.62	0.94
2nd Quarter	2.22	1.24
1st Quarter	3.29	1.80
      The last reported bid quotation for our common stock, as quoted on the NASDAQ Capital Market on March 10, 2006 was $0.42 per share.
      Holders. As of March 7, 2006, we had 364 shareholders of record and approximately 21,000 beneficial holders of our common stock.
      Dividends. We have never paid cash dividends and do not anticipate paying them in the foreseeable future. In addition, our loan agreement with Biogen restricts the amount of cash dividends we could pay.

Item 6.	Selected Financial Data.

	Year Ended December 31,

	2005(2)	2004(2)(3)	2003(2)	2002(1)(2)	2001

Statement of Operations Data
Revenue	$6,874,000	$9,652,000	$14,073,000	$19,333,000	$18,880,000
Operating expenses	26,221,000	24,822,000	27,877,000	42,074,000	47,484,000

Loss from operations	(19,347,000)	(15,170,000)	(13,804,000)	(22,741,000)	(28,604,000)

Net loss applicable to common stock	$(19,198,000)	$(14,257,000)	$(14,833,000)	$(23,767,000)	$(27,170,000)

Net loss per basic and diluted common share	$(0.22)	$(0.18)	$(0.26)	$(0.52)	$(0.62)
Shares used in computing basic and diluted net loss per common share	85,635,000	79,451,000	57,486,000	45,767,000	43,928,000

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data
Cash and cash equivalents	$14,122,000	$34,096,000	$21,057,000	$12,606,000	$25,186,000
Total assets	48,798,000	69,965,000	57,672,000	52,713,000	71,038,000
Long-term obligations	8,177,000	10,182,000	11,227,000	20,494,000	16,403,000
Preferred stock(4)	—	—	12,015,000	12,015,000	12,015,000
Total shareholders’ equity	$30,571,000	$49,762,000	$33,479,000	$5,896,000	$25,386,000

(1)	Effective January 1, 2002, we changed our method of accounting for goodwill and other intangible assets. See Note 1 of the notes to our consolidated financial statements.

(2)	Operating expenses include restructure charges of $2.3 million in 2002, $5.2 million in 2003, $884,000 in 2004 and $1.7 million in 2005. See Note 4 of the notes to our consolidated financial statements.

(3)	Reflects a $1.0 million gain on the sale of a majority-owned subsidiary in July 2004. See Note 7 of the notes to our consolidated financial statements.

(4)	As a result of the expiration of an exchange right of the holder in April 2003, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. The Series B preferred stock was converted by the holder into common stock in March 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
      Targeted Genetics Corporation is a clinical-stage therapeutic biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene-based products. In addition to treating diseases which have not had treatments in the past, we believe that there is also a significant opportunity to use gene-based products to more effectively treat diseases that are currently treated using other therapeutic classes of drugs such as protein-based drugs, monoclonal antibodies, or small molecule drugs.
      Gene-based products consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene-based therapeutics may be used to treat disease by replacing the missing or defective gene to facilitate the normal protein production or gene regulation capabilities of cells. In addition, gene delivery may be used to enable cells to perform additional roles in the body.
      We have four product candidates, two of which are currently in clinical trials. Our clinical-stage candidates are aimed at inflammatory arthritis and HIV/ AIDS. Our lead product candidate, tgAAC94, for the treatment of inflammatory arthritis is in Phase I clinical trials. Our HIV/ AIDS prophylactic vaccine product candidate, which we are developing in collaboration with the International AIDS Vaccine Initiative, or IAVI, to protect against the progression of HIV infection to AIDS is in Phase II clinical trials. Our preclinical product candidates, both in development with collaboration partners, are aimed at congestive heart failure and Huntington’s disease.
      We have financed the company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, through proceeds from the issuance of debt and loan funding under equipment financing arrangements. On March 10, 2006, we sold 12,791,611 shares of our common stock in a public offering at a price of $0.39 per share and received net proceeds of approximately $4.8 million.
      Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities and accordingly, to an extent, we are able to reduce expenses and conserve our resources by reducing these activities. For example, in January 2006 we restructured our operations to concentrate our resources on generating data from the clinical trials of our inflammatory arthritis product candidate, maintaining our manufacturing capabilities and advancing our funded product development efforts. As part of this restructuring we eliminated 26 positions, which reduced our workforce by approximately 27%, including scientific, operations and administrative functions that were not required to support our programs. This restructuring primarily affected earlier-stage product discovery and preclinical product development efforts, small-scale vector manufacturing employees, management positions and operations and general and administrative support.
      As of December 31, 2005, our accumulated deficit totaled $250.0 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.
      Notwithstanding our January 2006 cost cutting measures, we will require access to significantly higher amounts of capital than we currently have in order to successfully develop our lead inflammatory arthritis product candidate or our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships or complete acquisition transactions necessary or desirable to complete the development of our product candidates.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS
      Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue, accrued restructure charges and goodwill. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Note 1 of the notes to our consolidated financial statements, “Description of Business and Summary of Significant Accounting Policies,” summarizes our significant accounting policies that we believe are critical to the presentation of our consolidated financial statements. Our most critical accounting policies, estimates and assumptions are:

Revenue Recognition Policy
      We generate revenue from technology licenses, collaborative research arrangements and agreements to provide research, development and manufacturing services. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable, up-front license fees, collaborative research funding, technology access fees and various other payments. Revenue from nonrefundable, up-front license fees and technology access payments is recognized systematically over the related service period of the collaborative agreement, which is often the development period. Revenue associated with performance milestones is recognized as earned, based upon the achievement of the milestones as defined in the applicable agreements. Revenue under research and development cost-services contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue.

Estimated Restructuring Charges Associated with the Bothell Facility
      We have adopted the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and our former facility in Sharon Hill, Pennsylvania and we have recorded restructure charges on the related operating leases. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate.
      The assumptions as to estimated sublease rental income and the period of time and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We periodically evaluate these restructuring estimates and assumptions and record additional restructure charges as necessary to reflect current market conditions and delays in subleasing the Bothell facility. Changes to our restructuring estimates and assumptions can be material. For example in the third quarter of 2005, we revised our restructuring accrual estimates to account for a change in approach to leasing the entire Bothell facility, which resulted in additional restructuring charges of $1.0 million. As a result of periodic evaluations and updates we have recorded $6.2 million in additional restructure charges since first establishing a restructuring reserve for exiting the Bothell facility. We also record accretion expense based upon changes in the accrued restructure liability that results from the passage of time at an assumed discount rate of 10%. We record accretion expense as a restructuring charge, which totaled $577,000 in 2005, $513,000 in 2004 and $435,000 in 2003.
      We will continue to evaluate any additional information that may become available with respect to the estimates and assumptions as they relate to these facilities, which may result in further significant charges to our results of operations. If circumstances with the lease change, or if we decide to resume use of this facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructuring expenses and reflected in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructuring charges.

Valuation of Our Goodwill and Intangible Assets
      In 2000, we acquired Genovo, Inc., a development-stage biotechnology company, for a purchase price of $66.4 million. We allocated the excess of the acquisition cost over the fair value of the identifiable net assets acquired to goodwill totaling $38.2 million and to other purchased intangibles totaling $605,000. From 2000 through 2001, we recorded amortization expenses of $7.1 million of Genovo goodwill and purchased intangibles. We test goodwill for impairment at least annually, and more frequently when events or circumstances indicate the carrying value may be impaired, by comparing its carrying value to the market value of our shares outstanding. Events or circumstances which could trigger an impairment review include a significant adverse change in our business climate, significant changes in our use of acquired technology, and changes to our overall business strategy. In the event that our valuation tests show an impairment in the recorded value of our goodwill, we may record a significant non-cash charge to expense. We have performed annual impairment tests as of October 1 and periodic tests as we see necessary each year since the implementation of SFAS No. 142 and concluded that no impairment in the value of our goodwill had occurred.

Application of New Accounting Standards
      In December 2004, the FASB released its final revised standard, SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R will require us to expense the fair value of stock options granted over the vesting period. Currently, we account for stock options under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. We are required to adopt of SFAS No. 123R beginning January 1, 2006. We are evaluating SFAS No. 123R and believe it will have a material effect on our consolidated financial statements.
      The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and the following discussion of our results of operations and liquidity and capital resources.
RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,

	2005	2004	2003

Revenue from collaborative agreements:
HIV/ AIDS vaccine — IAVI	$5,588,000	$8,340,000	$4,409,000
Congestive heart failure — Celladon	777,000	—	—
Huntington’s disease — Sirna	315,000	—	—
Multiple products — Biogen	—	—	5,112,000
Hemophilia — Wyeth	—	—	3,894,000
Contract manufacturing revenue and other	194,000	1,312,000	658,000

Total revenue	$6,874,000	$9,652,000	$14,073,000

      Total revenue in 2005 was $6.9 million, compared to $9.7 million in 2004. Revenue in 2005 consists primarily of amounts earned under our HIV/ AIDS vaccine collaboration with IAVI which decreased to $5.6 million in 2005 from $8.3 million in 2004. This decrease in revenue reflects the completion of certain development activities as the program progresses into the Phase I and Phase II clinical trials. During 2005 we incurred $2.8 million to support development activities under the Celladon collaboration, which consisted primarily of internal development and manufacturing efforts. We agreed to contribute up to $2.0 million to support these development activities and we are reimbursed for efforts over that amount. During the current year, we were reimbursed $0.8 million for those labor hours and those outside costs associated with the Celladon collaboration. Revenue from the Sirna collaboration represents our program costs that exceed more than half of the total collaboration costs. The decrease in total revenue for 2004 compared to 2003 is the result of revenues earned in 2003 under our former development collaborations with Biogen and Wyeth. Revenue in 2003 includes $3.9 million of revenue related to the termination of our collaboration with Wyeth and $5.1 million of revenue from our collaboration with Biogen including $2.6 million in revenue we recognized upon the completion of this development collaboration in September 2003. The increase in 2004 revenue earned under our IAVI HIV/ AIDS vaccine collaboration as compared to 2003 revenue reflects higher 2004 manufacturing and development activities supporting the addition of a second vaccine candidate.
      We expect that substantially all of our 2006 revenue will consist of research and development revenue from our collaborations with IAVI, Celladon, and a NIAID funded subcontract with Children’s Hospital of

Philadelphia. We expect revenues associated with IAVI will be lower in 2006 than in 2005 due to the completion of planned development activities and scheduled product manufacturing. Whereas, we expect revenue associate with Celladon will increase as Celladon works towards beginning a Phase I clinical trial with their congestive heart failure product in early 2007. In addition, we are expecting revenue from our recently initiated HIV/ AIDS vaccine collaboration with NIAID, CCRI and Children’s Hospital of Philadelphia. Our revenue for the next several years will be dependent on the continuation of our current collaborations reaching milestones on our congestive heart failure, NIAID and HIV/ AIDS vaccine product development efforts and whether we enter into any new collaborations.

Operating Expenses
      Research and Development. Research and development expenses totaled $18.2 million in 2005, compared to $17.3 million in 2004. This increase primarily reflects the costs associated with our programs in preclinical development which was $8.1 million in 2005 as compared to $5.3 million in 2004. The increase is primarily due to the continued progress of our inflammatory arthritis program and initiation of the Celladon and Sirna collaborations in early 2005. Costs of our inflammatory arthritis program increased due to the clinical costs associated with progress on our Phase I clinical trials. These increases were offset by decreased HIV/ AIDS vaccine development costs as the project progresses through the clinical stages of development. While total research and development expenses in 2004 were comparable to 2003, the costs associated with our programs in clinical development increased from $1.5 million in 2003 to $12.0 million in 2004 reflecting the initiation of clinical trials for our HIV/ AIDS vaccine program in December 2003 and our inflammatory arthritis program in March 2004.
      We currently expect our research and development expenses in 2006 to decrease somewhat as compared to 2005, as the result of decreased levels of development and manufacturing activities generated by our January 2006 reduction in force and related re-alignment of our product development resources. Cost savings generated by this re-alignment will be partially offset by costs incurred to support the NIAID HIV/ AIDS vaccine program awarded in 2005. Our research and development expenses fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of capital resources. We expect that our expenses will continue to fluctuate as we proceed with our current development collaborations, enter into potential new development collaborations and licensing agreements, and potentially earn milestone payments.
      The following is an allocation of our total research and development expenses between our programs in clinical development and those that are in research or preclinical stages of development:

	Year Ended December 31,

	2005	2004	2003

Programs in clinical development:
Inflammatory arthritis (initiated Phase I clinical trial in March 2004)	$2,444,000	$1,771,000	$—
HIV/ AIDS vaccine (initiated Phase I clinical trial in December 2003)	2,836,000	3,704,000	19,000
Cystic fibrosis	534,000	823,000	566,000
Cancer products	—	—	14,000
Indirect costs	4,246,000	5,660,000	888,000

Total programs in clinical development	10,060,000	11,958,000	1,487,000
Programs in research and preclinical development	8,139,000	5,330,000	15,710,000

Total research and development expense	$18,199,000	$17,288,000	$17,197,000

      Research and development costs attributable to programs in clinical development include costs of salaries, benefits, clinical trial sites, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our HIV/ AIDS vaccine program and the Cystic Fibrosis Foundation had separately funded the external costs of the tgAAVCF clinical trials. As a result, we do not include those costs in our research and development expenses.
      Costs attributed to programs in research and preclinical development represent our earlier-stage development activities including costs incurred on programs prior to their transition into clinical trials. Because we conduct multiple research projects and utilize resources across several programs, the majority of our research and preclinical development costs are not directly assigned to individual programs, but are instead allocated among multiple programs. For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to a program do not necessarily reflect the actual costs of the program.
      We initiated clinical testing of our HIV/ AIDS vaccine product candidate in December 2003 and our inflammatory arthritis product candidate in March 2004. All related development activities associated with our inflammatory arthritis and HIV/ AIDS vaccine programs are reflected as costs associated with programs in clinical development as of the date of initiation of clinical testing. Therefore, during 2004 our research and development expenses associated with programs under clinical development increased reflecting the transition of these programs from research and development into clinical testing.
      General and Administrative. We incurred general and administrative expenses of $6.3 million in 2005 compared to $6.7 million in 2004. This decrease primarily reflects costs eliminated as a result of our July 2004 sale of CellExSys. We incurred general and administrative expenses of $6.7 million in 2004 compared to $5.5 million in 2003. This increase primarily reflects increased patent and intellectual property costs, personnel costs and administrative compliance costs. We expect our general and administrative expenses in 2006 to decrease somewhat as compared to 2005, primarily as the result of decreased staffing levels and lower intellectual property costs.
      Restructure Charges. Accrued restructuring charges represent our best estimate of the fair value of the liability to exit the Bothell facility as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments due on these leases and estimated sub-lease costs and rentals. During 2005, we adjusted our assumptions in March and September to reflect our updated assumptions surrounding the Bothell facility.
      Restructuring charges consist of the following:

	Year Ended December 31,

	2005	2004	2003

Charges related to changes in assumptions	$1,132,000	$371,000	$4,718,000
Accretion expense	577,000	513,000	435,000
Employee termination and other	—	—	37,000

Total restructuring charges	$1,709,000	$884,000	$5,190,000

      As of December 31, 2005, our accrued restructure liability related to our Bothell facility was $7.1 million. In January 2006, we incurred approximately $208,000 of restructuring charges related to a reduction in force.
      Evaluation of Goodwill and Other Intangible Assets. We periodically and annually on October 1 evaluate the carrying value of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and if there is evidence of a impairment in value, we reduce the carrying value of the asset. As of December 31, 2005, we have concluded that there is no impairment in the carrying value of our goodwill.
      Investment Income. Investment income was $661,000 in 2005 compared to $383,000 in 2004, as a result of higher yields on our investments during 2005 due to rising interest rates. In 2004, investment income was

$383,000 as compared to $183,000 in 2003. This increase is primarily the result of a higher level of invested funds resulting from our common stock placement in February 2004 which resulted in net proceeds of $23.7 million, and to a lesser degree from higher yields on our investments.
      Interest Expense. Interest expense relates to interest on outstanding loans from our collaborative partners and obligations under equipment financing arrangements that we used to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense increased to $512,000 in 2005 from $476,000 in 2004. The increase is due to rising interest rates, which increased the interest due on the Biogen note payable. Interest expense decreased from $1.2 million in 2003 due to lower debt balances resulting from the conversion of $9.4 million owed to Elan into equity in September 2003.
      Gain on sale of majority-owned subsidiary. In July 2004, Chromos Molecular Systems, Inc., or Chromos, acquired all of the outstanding shares of our majority-owned subsidiary, CellExSys, through a merger between CellExSys and Chromos Inc., a wholly-owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos issued CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian (approximately $2.5 million at the time of close). As a result, we recorded a gain of $1.0 million representing the deposits received from Chromos to fund pre-closing operating costs, the fair value of our share of the stock and debenture, and the net liabilities assumed by Chromos.
Liquidity and Capital Resources
      We had cash and cash equivalents balances of $14.1 million as of December 31 2005, $34.1 million as of December 31, 2004 and $21.1 million as of December 31, 2003. Our cash and cash equivalents decreased in 2005 primarily reflecting our net loss of $19.2 million and the resulting cash used in operations of $16.4 million. Our 2005 cash flow results also include an early loan repayment to Biogen of $2.5 million. Our cash and cash equivalents increased in 2004 reflecting net proceeds of $29.8 million from sales of our common stock, offset by our net loss for the year of $14.3 million and the resulting cash used in operations of $15.5 million.
      To date, our primary sources of capital are from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and short-term investments, loan funding under equipment leasing agreements and research grants. Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities.
      Substantially all of our revenue to date has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We do not expect the revenue generated from our current or future collaborative research and development arrangement to be sufficient to fully fund the development and commercialization of our product candidates. As a result, we do not expect to generate positive cash flow from our operations for the foreseeable future and our ability to generate any sustained positive cash flow is dependent upon our success at developing and commercializing our product candidates.
      We will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.
      Since we implemented a reduction in force in January 2006, we are currently focusing our development funding on our inflammatory arthritis product candidate which is in Phase I clinical trials. During 2005 we spent approximately $2.4 million on this program in outside costs and allocated staff costs to support research and development activities and clinical trial costs, and we expect to spend approximately $3 million to $4 million in 2006 on this program, largely for clinical trial expenses. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

      Our operating cash flows are primarily influenced by our losses from operations, but are also affected by depreciation and amortization of our property and equipment, accounts receivable, deferred revenue and restructuring activity. Depreciation and amortization charges for 2005 were $1.3 million, which were flat with 2004 and down from $2.4 million in 2003. This decrease in 2005 and 2004 as compared to 2003 primarily reflects the lower manufacturing facility amortization. Accounts receivable was a significant source of cash in 2003 as we had a payment due from a collaborative partner at the end of 2002 that was paid in 2003. Deferred revenue activity in 2005 and 2004 reflects changes in the levels of pre-funded work under our collaborative agreements. In 2003, we recognized $5.1 million of deferred revenue under our Biogen collaboration. Increases in our restructure reserve, offset by payments of rent for our Bothell facility and former Sharon Hill facility resulted in net increases in reserves of $802,000 in 2005 and $3.4 million in 2003. In 2004, rent payments were partially offset by charges, which resulted in a net decrease of $523,000.
      Our cash from investing activities included $3.0 million of loan repayments including $2.5 million to Biogen and $499,000 to financing companies in payment of our obligations under equipment financing arrangements. This compares to $866,000 of payments under our equipment financing arrangements in 2004 and $1.3 million of payments in 2003.
      Sales of common stock were significant contributors to our cash flows from investing activities in 2004 and in 2003. Our financial results in 2004 include $29.8 million of proceeds as a result of the sale of 14,931,332 shares of common stock. Our financial results in 2003 include $21.0 million of proceeds as a result of the sale of 10,436,638 shares of common stock.
      Our primary source of capital historically has been from public and private sales of our equity securities. On March 10, 2006, we sold 12,791,611 shares of our common stock in a public offering at a price of $0.39 per share and received net proceeds of approximately $4.8 million. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.
      Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. In addition, we intend to manage our cash by focusing on advancing our inflammatory product candidate through clinical testing.
      Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which often extends for multiple years and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term and our most recent extension to the IAVI collaboration, extended the agreement through December 2006. In November, 2005 we announced that we extended the scope of our HIV/ AIDS vaccine program via a collaboration between Children’s Hospital of Philadelphia, CCRI and us under a contract awarded by the NIAID. Our portion of the funding for this new collaboration could be up to $18.2 million over the next five years. The funding from each of our collaborative partners fully offsets our incremental program costs from each collaboration and also partially funds development of our inflammatory arthritis product candidate, overhead and fixed costs. Our revenue from collaborative agreements totaled $6.9 million in 2005, $9.7 million in 2004 and $14.1 million in 2003 and assuming that we complete all of the planned development activities for each of these funded projects, we expect to earn revenue of up to approximately $9 million in 2006.
      Each of our collaborations has provisions that allow our partners the right to terminate the underlying collaboration and the obligation to provide research funding at any time with as few as 90 days notice. If we were to lose the collaborative funding expected from the IAVI, Celladon or NIAID collaborations and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and our cash horizon would be shortened.

      In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant outstanding debt, lease commitments and long-term obligations which draw on our cash resources. The following table presents our contractual commitments:

	Payments Due Through Year Ended December 31:

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$—	$3,150,000	$2,500,000	$2,500,000	$—	$—	$8,150,000
Interest related to long-term debt obligations	388,000	334,000	205,000	75,000	—	—	1,002,000
Equipment financing obligations	155,000	26,000	1,000	—	—	—	182,000
Interest related to equipment financing obligations	8,000	1,000	—	—	—	—	9,000
Operating lease obligations:
Seattle facilities — occupied	974,000	1,002,000	1,030,000	259,000	—	—	3,265000
Bothell facility — not occupied	1,362,000	1,362,000	1,362,000	1,362,000	1,431,000	7,770,000	14,649,000
Purchase obligations	708,000	—	—	—	—	—	708,000

Total	$3,595,000	$5,875,000	$5,098,000	$4,196,000	$1,431,000	$7,770,000	$27,965,000

      In 2001, we borrowed $10 million from Biogen (now Biogen Idec) to fund our general operations. This note was due in August 2006. In September 2005, restructured the repayment of this $10 million of debt and a separate $650,000 loan owed to Biogen we incurred as part of our acquisition of Genovo. Under the amended terms of these loans, we paid $2.5 million of the outstanding debt in September 2005 and agreed to make additional payments of $2.5 million in each of August 2007, 2008 and August 2009. In addition, we agreed to repay the $650,000 loan in August 2007. In addition, as part of the restructuring agreement, we agreed to apply one-third of certain up-front or milestone payments received from potential corporate collaborations to repayment of the outstanding debt, first to the payment of any accrued and unpaid interest on the principal being repaid, and second to the payment of outstanding principal in reverse order of maturity.
      Operating lease obligations represent our commitments for our facilities in Seattle and Bothell, Washington. Lease payments for our Seattle facilities will total $3.3 million between January 1, 2006 and the end of the lease in 2009. Lease payments on the Bothell facility will total $14.6 million between January 1, 2006 and the end of the lease in 2015. We are pursuing efforts to sublease or otherwise reduce the costs of our Bothell facility, and we may seek to sublease the surplus portion of our office and laboratory space in our Seattle facility.
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
      Over the past several years, we have scaled our development activities to the level of available cash resources and financial support from collaboration partners. Research and development and general and administrative expenses increased by approximately 2% in 2005 compared to 2004, increased by approximately 6% in 2004 compared to 2003 and are expected to decrease modestly in 2006 as a result of cost reduction efforts implemented in January 2006 largely offset by additional clinical trial costs to support the advancement of our inflammatory arthritis program and certain incremental costs necessary to support our new NIAID HIV/ AIDS vaccine project. Assuming that our product development programs progress at the rates currently planned, we believe that our net cash requirements during 2006 will range from $13 million to $16 million. This amount is subject to change as the result of the outcome of our product development and business development initiatives and other efforts.
      We need to raise additional capital to complete our current inflammatory arthritis clinical trial, evaluate the trial results, and assuming satisfactory results, to plan and initiate further clinical testing of our potential inflammatory arthritis product. We expect that our cash and cash equivalents at December 31, 2005, plus the funding expected from our collaborative partners to fund 2006 work activities and proceeds from the sale of our common stock in March 2006 will be sufficient to fund our operations into the first quarter of 2007.
      We are seeking avenues to exploit our intellectual property, product development and manufacturing capabilities and evaluating other opportunities to obtain additional capital to fund our future operations. Additional sources of capital could involve one or more of the following:

•	entering into additional product development and funding collaborations or other strategic transactions, or extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	issuing equity in the public or private markets; or

•	issuing debt.
      Additional funding may not be available to us on reasonable terms, if at all. Our ability to issue equity, and our ability to issue it at the current market price, will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.
      The perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.
      If our stock price declines, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market.
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
      Depending on our ability to successfully access additional funding, we may be forced to implement additional cost reduction measures, such as the reduction in force we implemented in January 2006. Further adjustments may include scaling back or delaying our inflammatory arthritis development program, additional staff reductions, scaling back our intellectual property prosecution, subleasing portions of our lab facilities, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

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
      The nature and terms of these indemnifications vary from contract to contract, and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2005 or 2004. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.
IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for us beginning January 1, 2006.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options. At this time, we cannot predict the impact of the adoption of SFAS No. 123R because the impact will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the discussion under the heading “Stock Compensation” in Note 1 of the notes to our consolidated financial statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We will adopt the modified prospective method to implement the new accounting standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Items with interest rate risk:

•	Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At December 31, 2005, we held $14.1 million in cash and cash equivalents, which are primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at December 31, 2005, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2006.

•	Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen which contains a variable interest rate. Interest payments on this loan are established quarterly based upon the one-year London Interbank Offered Rate, or LIBOR, plus 1%. As of December 31, 2005, we were accruing interest on the note at a rate of 5.68%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of December 31, 2005, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date

	2006	2007	2008	2009	2010	Total

Variable rate note	$—	$2,500,000	$2,500,000	$2,500,000	$—	$7,500,000

Items with market and foreign currency exchange risk:

•	Investment in Chromos Molecular Systems, Inc.: At December 31, 2005, we held 2.7 million shares of Chromos Molecular Systems, Chromos, common shares with a market value of $0.16 per common share denominated in Canadian dollars. As of December 31, 2005 the Canadian to US exchange rate was US $0.8580 per CA $1.00. As of December 31, 2005, the investment is recorded at $376,000 with a $21,000 unrealized loss and is classified within prepaid expenses and other. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 370,000 shares of Chromos stock in 2005, we recorded $32,000 of net realized losses and received $57,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Targeted Genetics Corporation
      We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targeted Genetics Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Targeted Genetics Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 14, 2006

TARGETED GENETICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$14,122,000	$34,096,000
Accounts receivable	380,000	404,000
Prepaid expenses and other	683,000	653,000

Total current assets	15,185,000	35,153,000
Property and equipment, net	1,747,000	2,495,000
Goodwill	31,649,000	31,649,000
Other assets	217,000	668,000

Total assets	$48,798,000	$69,965,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,770,000	$1,436,000
Accrued employee expenses	587,000	1,030,000
Current portion of accrued restructure charges	1,838,000	407,000
Deferred revenue	278,000	—
Current portion of long-term obligations	155,000	1,122,000

Total current liabilities	4,628,000	3,995,000
Accrued restructure charges and deferred rent	5,422,000	6,026,000
Long-term obligations	8,177,000	10,182,000
Commitments and Contingencies (Notes 2 and 6)
Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 85,694,244 shares issued and outstanding at December 31, 2005 and 120,000,000 shares authorized, 85,626,326 shares issued and outstanding at December 31, 2004	857,000	856,000
Additional paid-in capital	279,772,000	279,745,000
Accumulated deficit	(250,037,000)	(230,839,000)
Accumulated other comprehensive loss	(21,000)	—

Total shareholders’ equity	30,571,000	49,762,000

Total liabilities and shareholders’ equity	$48,798,000	$69,965,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

Revenue:
Collaborative revenue	$6,874,000	$9,652,000	$14,073,000
Operating expenses:
Research and development	18,199,000	17,288,000	17,197,000
General and administrative	6,313,000	6,650,000	5,490,000
Restructure charges	1,709,000	884,000	5,190,000

Total operating expenses	26,221,000	24,822,000	27,877,000

Loss from operations	(19,347,000)	(15,170,000)	(13,804,000)
Investment income	661,000	383,000	183,000
Interest expense	(512,000)	(476,000)	(1,212,000)
Gain on sale of majority-owned subsidiary	—	1,006,000	—

Net loss	$(19,198,000)	$(14,257,000)	$(14,833,000)

Net loss per common share (basic and diluted)	$(0.22)	$(0.18)	$(0.26)

Shares used in computation of basic and diluted net loss per common share	85,635,000	79,451,000	57,486,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY

	Series B						Accumulated
	Preferred Stock		Common Stock				Other	Total
					Additional	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Loss	Equity

Balance at December 31, 2002	12,015	$12,015,000	50,566,348	$506,000	$207,139,000	$(201,749,000)	$—	$5,896,000
Net loss and comprehensive loss — 2003	—	—	—	—	—	(14,833,000)	—	(14,833,000)
Reclassification of Series B convertible preferred stock	—	(12,015,000)	—	—	12,015,000	—	—	12,015,000
Issuance of shares for cash, net of issue costs of $1,387,000	—	—	7,777,778	78,000	16,037,000	—	—	16,115,000
Issuance of shares to Biogen for cash, net of issue costs of $2,000	—	—	2,515,843	25,000	4,768,000	—	—	4,793,000
Issuance of shares to Elan for debt conversion	—	—	5,203,244	52,000	9,315,000	—	—	9,367,000
Exercise of stock options	—	—	143,017	1,000	125,000	—	—	126,000

Balance at December 31, 2003	12,015	—	66,206,230	662,000	249,399,000	(216,582,000)	—	33,479,000
Net loss and comprehensive loss — 2004	—	—	—	—	—	(14,257,000)	—	(14,257,000)
Conversion of Series B convertible preferred stock	(12,015)	—	4,330,000	43,000	(43,000)	—	—	—
Issuance of shares for cash, net of issue costs of $1,742,000	—	—	10,854,257	109,000	23,657,000	—	—	23,766,000
Issuance of shares for cash, net of issue costs of $28,000	—	—	3,954,132	39,000	5,933,000	—	—	5,972,000
Issuance of shares to acquire minority interest in majority-owned subsidiary	—	—	158,764	2,000	748,000	—	—	750,000
Exercise of stock options	—	—	122,943	1,000	51,000	—	—	52,000

Balance at December 31, 2004	—	—	85,626,326	856,000	279,745,000	(230,839,000)	—	49,762,000
Net loss — 2005	—	—	—	—	—	(19,198,000)	—	(19,198,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(21,000)	(21,000)

Comprehensive net loss — 2005	—	—	—	—	—	—	(21,000)	(19,219,000)
Exercise of stock options	—	—	67,918	1,000	27,000	—	—	28,000

Balance at December 31, 2005	—	$—	85,694,244	$857,000	$279,772,000	$(250,037,000)	$(21,000)	$30,571,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

Operating activities:
Net loss	$(19,198,000)	$(14,257,000)	$(14,833,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of majority-owned subsidiary	—	(1,006,000)	—
Depreciation and amortization	1,319,000	1,289,000	2,420,000
Non cash interest expense	27,000	63,000	822,000
Gain on investments	(1,000)	—	—
Loss (gain) on sale/disposal of fixed assets	98,000	(51,000)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	24,000	(155,000)	1,004,000
Decrease (increase) in prepaid expenses and other	(107,000)	104,000	43,000
Decrease in other assets	451,000	341,000	348,000
Increase (decrease) in current liabilities	(109,000)	(193,000)	394,000
Increase (decrease) in deferred revenue	278,000	(1,180,000)	(4,861,000)
Increase (decrease) in accrued restructure charges and deferred rent	827,000	(478,000)	3,433,000

Net cash used in operating activities	(16,391,000)	(15,523,000)	(11,230,000)

Investing activities:
Purchases of property and equipment	(669,000)	(408,000)	(316,000)
Proceeds from sales of investments	57,000	—	—

Net cash used in investing activities	(612,000)	(408,000)	(316,000)

Financing activities:
Net proceeds from sales of capital stock	28,000	29,790,000	21,028,000
Repayment of debt	(2,500,000)	—	—
Proceeds from equipment financing arrangements	—	46,000	229,000
Payments under equipment financing arrangements	(499,000)	(866,000)	(1,260,000)

Net cash provided by (used in) financing activities	(2,971,000)	28,970,000	19,997,000

Net increase (decrease) in cash and cash equivalents	(19,974,000)	13,039,000	8,451,000
Cash and cash equivalents, beginning of year	34,096,000	21,057,000	12,606,000

Cash and cash equivalents, end of year	$14,122,000	$34,096,000	$21,057,000

Supplemental information:
Cash paid for interest	$441,000	$413,000	$459,000
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

Fair Value of Financial Instruments
      We believe that the carrying amounts of financial instruments such as cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. We believe that the carrying amounts of the notes payable and equipment financing obligations approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

Property and Equipment
      Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset’s estimated useful life. The useful lives of our furniture and equipment ranges from three to ten years, and our leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the remainder of the lease term. Our leasehold improvements are currently being amortized over useful lives which range from four to seven years. Depreciation and amortization expense was $1.3 million in 2005 and 2004 and $2.4 million in 2003. Depreciation expense includes depreciation of property and equipment purchased under capital leases.

Goodwill and Purchased Intangibles
      In 2000, we acquired Genovo, Inc., a development-stage biotechnology company, for a purchase price of $66.4 million. We allocated the excess of the acquisition cost over the fair value of the identifiable net assets acquired to goodwill totaling $38.2 million and to other purchased intangibles totaling $605,000. From 2000 through 2001, we recorded amortization expenses of $7.1 million of goodwill and purchased intangibles. We test goodwill for impairment at least annually, and more frequently when events or circumstances indicate the carrying value may be impaired, by comparing its carrying value to the market value of our shares outstanding. Events or circumstances which could trigger an impairment review include a significant adverse change in our business climate, significant changes in our use of acquired technology, and changes to our overall business strategy. In the event that our valuation tests show an impairment in the recorded value of our goodwill, we may record a significant non-cash charge to expense. We have performed annual impairment

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tests as of October 1 each year since our January 1, 2002 implementation of SFAS No. 142 “Goodwill and Other Intangible Assets” and concluded that no impairment in the value of our goodwill has occurred.

Prepaid Expenses and Other
      Other assets consists primarily of the Chromos Inc., or Chromos, securities that we received as payment on the debenture was and as consideration for the sale of CellExSys in July 2004. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investment securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive loss within stockholders’ equity. Upon the sales of Chromos securities, realized gains and losses are computed using the difference between the sales price and the book value which is determined on a specific identification basis. We periodically evaluate the investment securities for other-than-temporary declines in value and record any losses through an adjustment to earnings.

Other Assets
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

Accrued Restructure Charges
      We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facilities in Bothell, Washington and our former facility in Sharon Hill, Pennsylvania. As a result, we have recorded restructuring charges on the operating leases for these facilities. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a risk-free annual interest rate of 10%. The assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates periodically and adjust the accrual when necessary.

Series B Convertible Preferred Stock
      In July 1999, we issued shares of our Series B convertible exchangeable preferred stock, valued at $12 million, to Elan International Services Ltd., or Elan, in exchange for our 80.1% interest in Emerald Gene Systems, Ltd., or Emerald. Emerald was our then majority-owned research and development joint venture with Elan that was terminated during 2002 and dissolved in January 2005. The Series B preferred stock and accrued dividends were convertible at Elan’s option into shares of our common stock, at a conversion price of $3.32 per share. Compounding dividends accrued semi-annually at 7% per year on the $1,000 per share face value of the preferred stock. Dividends were not paid in cash, but rather resulted in an increase to the number of shares of common stock issued upon conversion.
      Elan was entitled to exchange the Series B preferred stock for all shares of preferred stock that we held in Emerald until this exchange right expired in April 2003. Prior to the expiration of the exchange right, the carrying value of the Series B preferred stock was reflected as mezzanine equity in our financial statements.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon expiration of the exchange right, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. Elan converted the Series B preferred stock into 4,330,000 shares of common stock in March 2004.

Stock Compensation
      As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to follow Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally results in the recognition of no compensation cost for employee stock option grants when priced at the fair value per share on the date of grant. We do not recognize any compensation expense for options granted to employees or directors because we grant all options at fair market value on the date of grant. The adoption of SFAS No. 123R, “Share-Based Payments” (a revision of SFAS No. 123) on January 1, 2006 will require us to record expense stock option grants.
      If we had elected to recognize compensation expense based on the fair market value at the grant dates for the stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Year Ended December 31,

	2005	2004	2003

Net loss:
As reported	$(19,198,000)	$(14,257,000)	$(14,833,000)
Add: Stock-based compensation under SFAS 123	(1,372,000)	(1,564,000)	(780,000)

Pro forma	$(20,570,000)	$(15,821,000)	$(15,613,000)

Basic net loss per share:
As reported	$(0.22)	$(0.18)	$(0.26)
Pro forma	(0.24)	(0.20)	(0.27)

Revenue Recognition under Collaborative Agreements
      We generate revenue from technology licenses, collaborative research arrangements and agreements to provide research, development and manufacturing services. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable, up-front license fees, collaborative research funding, technology access fees and various other payments.
      Revenue from nonrefundable, up-front license fees and technology access payments is initially deferred and then recognized systematically over the service period of the collaborative agreement, which is often the development period. Revenue associated with performance milestones is recognized as earned, based upon the achievement of the milestones defined in the applicable agreements. Revenue under research and development contracts is recognized as the related costs are incurred. Payments received in excess of amounts earned are classified as deferred revenue in the accompanying consolidated balance sheets.

Significant Revenue Relationships and Concentration of Risk
      Our primary source of revenue is from our collaborative agreements. During 2005 and 2004, revenues under our collaboration with the International AIDS Vaccine Initiative, or IAVI, accounted for a substantial portion our revenue. Revenue in 2003 included revenue from our collaboration with IAVI and also included revenues from our collaborations with Biogen and Wyeth. For 2006 we expect to earn significant revenue from our three primary collaborators: International AIDS Vaccine Initiative, or IAVI, Celladon Corporation, or Celladon, and National Institute of Allergy and Infectious Diseases, or NIAID. During 2005, we were named

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a subcontractor to receive up to $18 million of a five year, $22 million NIAID contract with Columbus Children’s Research Institute and The Children’s Hospital of Philadelphia to develop AAV-based HIV/AIDS vaccine for use in the developed world. A significant change in the level of work or timing of work activities and the funding received from any of these collaborations could disrupt our business and adversely affect our cash flow and results of operations.

Research and Development Costs
      Research and development costs include salaries, costs of outside collaborators and outside services, clinical trial expenses, royalty and license costs and allocated facility, occupancy and utility expenses. We expense research and development costs as incurred. Costs and expenses related to programs conducted under collaborative agreements that result in collaborative revenue totaled approximately $8.2 million in 2005, $7.1 million in 2004 and in 2003.

Operating Leases
      We have operating leases for our office space and lab facilities located in Seattle and Bothell, Washington. These lease agreements contain rent escalation clauses and rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statement of operations. When we make leasehold improvements to our facilities, we amortize them over the shorter of the useful life or the remaining term of the lease. We currently have $689,000 of leasehold improvements related to our Seattle facilities that we are amortizing over the remainder of the current lease terms, which expire near the end of the first quarter of 2009.

Net Loss per Common Share
      Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. Our diluted net loss per share is the same as our basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive and therefore excluded from the calculation of diluted net loss per share. The total number of shares that we excluded from the calculations of net loss per share were 9,040,870 shares in 2005, 8,093,058 shares in 2004 and 10,867,013 shares in 2003.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results may differ from those estimates.

Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for awards of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for us as of January 1, 2006.
      SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options. At this time, we cannot predict the impact of the adoption of SFAS No. 123R because the impact will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the discussion under the heading “Stock Compensation” in this note. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We will adopt the modified prospective method to implement the new accounting standard.

Reclassifications
      Certain reclassifications have been made to conform prior year classifications to the current year presentation.

2.	Liquidity and Management’s Plans
      We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.
      As reflected in the accompanying consolidated financial statements, we have incurred net losses since our inception and we have an accumulated deficit of $250.0 million as of December 31, 2005. Our cash balance as of December 31, 2005 was $14.1 million and our accounts receivable balance was $380,000. As described Note 13 of the notes to our consolidated financial statements on March 10, 2006 we raised $4.8 million of working capital through the sale of common stock. We project 2006 net operating cash flow deficits of approximately $13 million to $16 million. This projection assumes that we complete all of the planned development activities for each of our funded projects, resulting in approximately $9 million of 2006 funding from our collaborative partners, and assumes that we achieve our current operating plan, which includes achieving cost reductions and cash flow benefits of $2 million in 2006 from reducing our patent expenses, paying certain discretionary expenses in stock rather than cash and reductions in compensation expenses.
      We believe that our current resources, combined with the capital raised in March 2006, are sufficient to fund our planned operations, including our clinical trials, into the first quarter of 2007. We also intend to seek additional financing in order to fund our operations further into or through 2007; however, we can not provide assurances that we will be successful in obtaining additional financing when and as needed in the future.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2005	2004

Furniture and equipment	$6,783,000	$6,410,000
Leasehold improvements	9,756,000	9,739,000

	16,539,000	16,149,000
Less accumulated depreciation and amortization	(14,792,000)	(13,654,000)

	$1,747,000	$2,495,000

      We finance a portion of our equipment through equipment financing arrangements, which include extensions and purchase options, and require us to pledge the equipment as security for the financing. The cost of equipment that has been pledged under financing arrangements totaled $1.0 million at December 31, 2005 and $2.6 million at December 31, 2004.

4.	Restructure Charges
      In December 2002, we began to pursue options to sublease, or terminate, our lease on the Bothell facility and in February 2003, we closed our facility in Sharon Hill, Pennsylvania that we acquired when we acquired Genovo, Inc. We record accrued restructure charges as they relate to the leases on these facilities. Accrued restructure charges represent our best estimate of the fair value of the liability remaining under the lease and are computed as the present value of the difference between the remaining lease payments due less the net of sublease income and expense. These assumptions are periodically reviewed and adjustments are made to the accrued restructure charge when necessary. We record accretion expense based upon changes in the accrued restructure liability that result from the passage of time and the assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructuring charge in the accompanying consolidated statements of operations.
      The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Employee	Contract	Other
	Termination	Termination	Associated
	Benefits	Costs	Costs	Total

Incurred in 2002	$725,000	$1,602,000	$—	$2,327,000
Incurred in 2003	5,000	5,153,000	32,000	5,190,000
Incurred in 2004	—	884,000	—	884,000
Incurred in 2005	—	1,709,000	—	1,709,000

Cumulative incurred to date	730,000	9,348,000	32,000	10,110,000
Estimated future charges	—	7,329,000	—	7,329,000

Total expected to be incurred	$730,000	$16,677,000	$32,000	$17,439,000

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract
Termination
Costs

December 31, 2004 accrued liability	$6,348,000
Charges related to changes in assumptions	1,132,000
Accretion expense	577,000
Amount paid in 2005	(908,000)

December 31, 2005 accrued liability	$7,149,000

      For the year ended December 31, 2005, we recorded additional restructure charges of $1.1 million as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. During the year, we changed real estate brokers and based upon their consultation and advice, we modified our approach to subleasing our Bothell facility and altered our marketing strategy to market the full facility as available for sublease. Previously, we had intended to sublease approximately one-third of the facility. Our current expectations are that we will not use the Bothell facility for our manufacturing needs. We recorded a $1.1 million charge to reflect the changes in our assumptions related to:

•	an increase in the square footage available for sublease and related increase in sublease income;

•	an increase in the amount of time necessary to find a sublease tenant;

•	an increase in broker commissions; and

•	a decrease in estimated costs of tenant improvements.
      Adjustments to the accrued restructure liability for year also reflect $577,000 of accretion expense for the period. The amount paid during the year represents lease payments made to the landlord for the portion of the lease we intended to sublease. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying consolidated statements of operations.
      We periodically evaluate our restructuring estimates and assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances. If we decide to resume use of the Bothell facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructuring expenses and reflected in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructuring charges. We have a $200,000 certificate of deposit recorded within other assets that is pledged as collateral for the Bothell facility lease.

5.	Long-Term Obligations
      Long-term obligations consisted of the following:

	December 31,

	2005	2004

Loans payable to Biogen Idec	$8,150,000	$10,624,000
Equipment financing obligations	182,000	680,000

	8,332,000	11,304,000
Less current portion	(155,000)	(1,122,000)

	$8,177,000	$10,182,000

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future aggregate principal payments related to long-term obligations are $155,000 in 2006, $3.2 million in 2007, $2.5 million in 2008 and in 2009 and zero in 2010.
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
      Equipment financing obligations relate to secured financing for the purchase of capital equipment and leasehold improvements. These obligations bear interest at rates ranging from 8.15% to 9.09% and mature from June 2006 to February 2008.

6.	Commitments
      We lease our research and office facilities in Seattle, Washington under two non-cancelable operating leases. The lease on our primary laboratory, manufacturing and office space expires in April 2009 and contains an option to renew the lease for a five-year period. The lease on our administrative office space expires in March 2009, includes two options to extend the lease for a total of five additional years and includes an option to cancel the lease at any time between April 2006 and March 2009 with certain early termination penalties. We lease a facility in Bothell, Washington under a non-cancelable operating lease that expires in September 2015, which was intended to accommodate future manufacturing of our product candidates. We have applied SFAS No. 146 as it relates to our Bothell facility lease and have recorded accrued restructure charges of $7.1 million as of December 31, 2005. This accrual represents the present value of future lease payments, net of assumed sublease payments. Future lease payments on our facility in Bothell will reduce the amount of the accrued restructure charges and are included in future minimum lease payments under non-cancelable operating leases which are as follows:

Year Ending December 31,

2006	$2,336,000
2007	2,364,000
2008	2,392,000
2009	1,622,000
2010	1,431,000
Thereafter	7,770,000

Total minimum lease payments	$17,915,000

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We recognized rent expense under operating leases of $1.4 million in 2005, $1.6 million in 2004 and $1.7 million in 2003.
7.                Investment in Chromos Molecular Systems, Inc.
      In July 2004, our majority-owned subsidiary, CellExSys Inc., was acquired by and merged into Chromos Inc., a wholly-owned subsidiary of Chromos Molecular Systems Inc., or Chromos. Chromos is a publicly traded company whose common stock is traded on the Toronto Stock Exchange. At the time of the sale, we owned approximately 79% of CellExSys. As a result of the sale of CellExSys, we received consideration of approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under an interest bearing debenture issued by Chromos.
      As a result of the sale of our share of CellExSys, we recorded a gain in 2004 which was comprised of the following:

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
      As of December 31, 2004, we valued our Chromos securities and interest in the debenture at $453,000. Based upon our first quarter 2005 assessment of Chromos’ financial condition we recorded a $63,000 charge to investment income to reduce the carrying value of the debenture to zero. In the second quarter of 2005, Chromos’ stock price declined and we recorded an $181,000 other-than-temporary impairment charge relating to the decline in value of the Chromos securities. During the second half of the year, Chromos issued us approximately 1.0 million shares of its common stock in connection with the scheduled debt and interest payment under the debenture and also later in 2005, Chromos issued us an additional approximately 0.9 million shares of its common stock as an early payment of the debenture. As the carrying value of the debenture was zero, we recorded the market value of the shares received as investment income. During 2005, we sold 370,000 shares of Chromos and recognized net losses of $32,000. These securities are sold on a specific identification method based on when we received the shares. This 2005 activity nets to a $1,000 gain as follows:

2005

Impact of Chromos securities activity on investment income
Write down of debenture in the first quarter	$(63,000)
Other-than-temporary loss on Chromos securities in the second quarter	(181,000)
Gain on receipt of debenture payments in the third and fourth quarters	277,000
Realized losses on sales of Chromos securities, net	(32,000)

Increase in investment income attributable to Chromos activity	$1,000

      As of December 31, 2005, we hold approximately 2.7 million shares of Chromos common stock with a fair value of $376,000, which includes $21,000 of unrealized losses. Our Chromos securities was in an unrealized loss position as of December 31, 2005, but shortly after December 31, 2005 the stock price

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increased over our carrying value. We will continue to record our common stock investment in Chromos at fair market value and record changes in the fair market value of this stock in accumulated other comprehensive loss. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary which would necessitate a reduction in the carrying value of the investment and charge to expense. One of the members of our Board of Directors is also a member of the Board of Directors of Chromos.

8.	Other Comprehensive Loss
      Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations, as presented in the following table:

	December 31,

	2005	2004

Net loss as reported	$(19,198,000)	$(14,257,000)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(37,000)	—
Foreign currency translation adjustment	16,000	—

Other comprehensive loss	$(19,219,000)	$(14,257,000)

9.	Shareholders’ Equity

Stock Purchase Warrants
      In 1999, in connection with a technology license agreement, we issued to Alkermes, Inc. a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share, expiring in June 2007, and a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $4.16 per share, expiring in June 2009. Both of these warrants were outstanding at December 31, 2005.

Shareholder Rights Plan
      In 1996, our Board of Directors adopted a shareholder rights plan. Under our rights plan, each holder of a share of outstanding common stock is also entitled to one preferred stock purchase right. We adopted the rights plan to guard against partial tender offers and other abusive tactics that might be used in an attempt to gain control of Targeted Genetics without paying all shareholders a fair price for their shares. The rights plan will not prevent a change of control, but is designed to deter coercive takeover tactics and to encourage anyone attempting to acquire us to first negotiate with our Board of Directors. Generally, if any person or group becomes the beneficial owner of more than 15% of our outstanding common stock (an acquiring person), then each preferred stock purchase right not owned by the acquiring person or its affiliates would entitle its holder to purchase a share of our common stock at a 50% discount, which would result in a significant dilution of the acquiring person’s interest in Targeted Genetics. If we or 50% or more of our assets or earnings are thereafter acquired, each right will entitle its holder to purchase a share of common stock of the acquiring entity for a 50% discount.
      The shareholder rights plan expires in October 2006. Our Board of Directors will generally be entitled to redeem the rights for $0.01 per right at any time before a person or group acquires more than 15% of our common stock. In addition, at any time after an acquiring person crosses the 15% threshold but before it acquires us or 50% of our assets or earnings, the Board may exchange all or part of the rights (other than those held by the acquiring person) for one share of common stock per right. Upon its expiration, we do not expect to renew this shareholder rights plan.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      We have various stock option plans (Option Plans) that provide for the issuance of nonqualified and incentive stock options to acquire up to 12,979,444 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. However in 2003, we granted options to purchase 655,000 shares of our common stock with vesting periods which ranged from twelve to eighteen months. Each year, every non-employee member of our Board of Directors receives an annual nonqualified stock option grant to purchase 20,000 shares, the chairman of our Board of Directors receives an additional 10,000 nonqualified stock options and the chairman of each of the audit, compensation or nominating and corporate governance committees of our Board of Directors each receive an additional 5,000 nonqualified stock options. These options vest over a 12 month period provided that they provide continued service to us.
      The following table summarizes activity related to our Option Plans:

		Weighted
		Average
		Exercise	Options
	Shares	Price	Exercisable

Balance, December 31, 2002	4,439,407	$3.80	2,389,393
Granted	1,060,250	0.54
Exercised	(143,017)	0.88
Expired	(4,400)	0.55
Forfeited	(1,254,553)	3.78

Balance, December 31, 2003	4,097,687	3.07	2,706,127
Granted	2,517,950	1.35
Exercised	(122,943)	0.43
Expired	(97,666)	4.81
Forfeited	(301,970)	3.52

Balance, December 31, 2004	6,093,058	2.36	3,416,598
Granted	1,528,200	0.88
Exercised	(67,918)	0.41
Expired	(84,501)	3.91
Forfeited	(427,969)	1.61

Balance, December 31, 2005	7,040,870	2.09	4,320,432

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding our outstanding and exercisable options at December 31, 2005:

	Outstanding			Exercisable

		Weighted	Weighted Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Range of Exercise Prices	Option Shares	Price	(Years)	Option Shares	Price

$0.29 - $ 0.49	572,117	$0.38	7.23	532,429	$0.37
0.60 - 0.84	677,604	0.75	8.01	311,534	0.78
0.91 - 1.28	1,300,418	0.97	8.76	261,574	1.08
1.31 - 1.31	1,947,200	1.31	8.38	837,071	1.31
1.32 - 2.53	1,076,454	1.90	4.42	958,528	1.93
2.57 - 14.88	1,467,077	5.53	4.78	1,419,296	5.63
Balance, December 31, 2005	7,040,870	2.09	6.97	4,320,432	2.70
      For purposes of our pro forma employee stock-based compensation disclosures, we calculate the pro forma compensation costs for stock options granted using the accelerated expense attribution method and estimate the fair value of each option on the date of grant using the Black-Scholes-Merton pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility range	1.09-1.12	1.12-1.47	1.47-1.51
Risk-free interest rate range	3.63-4.36%	2.71-4.47%	1.62-4.19%
Expected life of options range	4-5 years	4 years	4 years
Weighted average fair value (per share) of options granted	$0.75	$1.27	$0.49

Reserved Shares
      As of December 31, 2005, we had reserved shares of our common stock for future issuance as follows:

Stock options granted	7,040,870
Available for future stock option grants under Option Plans	2,993,541
Stock purchase warrants	2,000,000

Total shares reserved	12,034,411

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Collaborative and Other Agreements
      We have entered into various relationships with pharmaceutical and biotechnology companies, a non-profit organization and with the U.S. government through a contract with the NIAID to develop our product candidates. Under these partnerships, we typically are reimbursed for research and development activities we perform and in certain cases we received milestone and upfront payments. Revenues earned under our research and development collaborations are as follows:

	Year Ended December 31,

	2005	2004	2003

IAVI	$5,588,000	$8,340,000	$4,409,000
Celladon	777,000	—	—
Sirna	315,000	—	—
Former collaborations:
Biogen	—	—	5,112,000
Wyeth	—	—	3,894,000
Other	194,000	1,312,000	658,000

	$6,874,000	$9,652,000	$14,073,000

International AIDS Vaccine Initiative Agreement
      In 2000, we entered into a three-year development collaboration with IAVI and Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio to develop a vaccine to protect against the progression of HIV infection to AIDS. In 2004, this collaboration was extended through December 2006. Under the terms of the collaboration, IAVI provides funding to us to support development, preclinical studies and manufacturing of product for clinical trials on a cost reimbursement basis. IAVI independently monitors and funds clinical development costs under the collaboration.
      Under the terms of the IAVI agreement, we have retained exclusive rights to commercialize any product that results from the collaboration in developed countries, and we have agreed to manufacture vaccines that result from the collaboration for IAVI to distribute in developing countries. If we decline, or are unable, to produce the vaccine for developing countries in reasonable quantities and at a reasonable price, IAVI has the right to contract with other manufacturers to make the vaccine for use in those countries.

Celladon Collaboration
      In December 2004, we established a collaboration with Celladon focused on the development of AAV-based drugs for the treatment of congestive heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased 3,954,132 shares of our common stock at $1.52 per share resulting in net proceeds to us of $6.0 million. We recorded the proceeds as equity at the fair value of the common stock, which approximated market value. During 2005 we incurred $2.8 million to support development activities under the Celladon collaboration, which consisted primarily of internal development and manufacturing efforts. We agreed to contribute up to $2.0 million to support these development activities and we are reimbursed for efforts over that amount. During the current year, we were reimbursed $0.8 million for those labor hours and outside costs associated with the Celladon collaboration. We are also entitled to receive milestone payments during the development of product candidates under the collaboration as well as royalties and manufacturing profits from the commercialization of product candidates developed under the collaboration.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sirna Therapeutics Collaboration
      In January 2005, we established a collaboration with Sirna to develop AAV-based approaches to treating Huntington’s disease. We, and Sirna, have agreed to co-develop product candidates under the collaboration, whereby we share the costs of development and any potential future revenues that result from the collaboration. We split the development costs evenly with Sirna. We record revenue and Sirna reimburses us for our program costs that exceed more than half of the total collaboration costs. One of the members of our Board of Directors is also a member of the Board of Directors of Sirna.

Former Biogen Collaboration
      In 2000, we established a three-year multiple-product development and commercialization collaboration with Biogen. Upon initiation of the collaboration in 2000, Biogen paid us $8.0 million, which included an upfront technology license of $5.0 million and up-front prepaid research and development funding of $3.0 million. Under this agreement, Biogen provided $3.0 million of additional research and development funding, paid at a minimum rate of $1.0 million per year. We amortized the $8.0 million upfront fee paid by Biogen over the initial research and development collaboration period which ended on September 30, 2003. We recognized revenue on the $1.0 million minimum annual project funding as we performed specified research and development.
      As part of this collaboration, Biogen also agreed to provide us with loans of up to $10.0 million and committed to purchase, at our discretion, up to $10.0 million of our common stock. In 2001, we borrowed $10.0 million under the loan commitment. In 2002, we issued 5,804,673 shares of our common stock to Biogen at a price of approximately $0.69 per share and received proceeds of $4.0 million and in 2003, we issued 2,515,843 shares of our common stock to Biogen at a price of $1.91 per share and received proceeds of $4.8 million. As of December 31, 2005, Biogen owned approximately 11.7 million shares of our common stock representing approximately 13.7% of our total common shares outstanding.

Former Wyeth Collaboration
      In 2000, we entered into a collaboration to develop gene therapy products for treating hemophilia with Wyeth. Under the terms of a research and development funding agreement, Wyeth paid us upfront payments of $5.6 million and ongoing payments for research and development activities performed under the collaboration. In 2002, Wyeth elected to terminate this collaboration and related agreements. In 2003, we entered into a termination agreement with Wyeth that provided for a cash termination settlement of $2.6 million, and we recognized $1.3 million in previously received up front cash payments as revenue.

11.	Employee Retirement Plan
      We sponsor an employee retirement plan under Section 401(k) of the Internal Revenue Code. All of our employees who meet the minimum eligibility requirements are eligible to participate in the plan. Our matching contributions to the 401(k) plan are made at the discretion of our Board of Directors and were $165,000 in 2005, $133,000 in 2004, and zero in 2003. We suspended matching contributions effective February 1, 2006.

12.	Income Taxes
      At December 31, 2005, we had net operating loss carry-forwards of approximately $168.2 million and research tax credit carry-forwards of $7.5 million. The carry-forwards will begin to expire in 2007 if not utilized, and may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended, as discussed further below. We have provided a valuation allowance to offset the deferred tax assets, due to the uncertainty of realizing the benefits of the net deferred tax asset.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2005	2004

Deferred tax assets
Net operating loss carry-forwards	$57,190,000	$51,230,000
Capital loss carry-forwards	1,910,000	2,080,000
Research and orphan drug credit carry-forwards	7,460,000	7,000,000
Depreciation and amortization	3,340,000	3,270,000
Restructure and other	2,810,000	2,430,000

Gross deferred tax assets	72,710,000	66,010,000
Valuation allowance for deferred tax assets	(72,710,000)	(66,010,000)

Net deferred tax asset	$—	$—

      The change in the valuation allowance was $6.7 million for 2005 and $5.4 million for 2004. The capital loss generated by the sale of CellExSys shares in 2004 may only be carried forward to offset future capital gains and will expire after 2009 if not utilized. Our valuation allowances as of December 31, 2005 and December 31, 2004 include an allowance for this capital loss carry-forward.
      Our past sales and issuances of stock have likely resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended. As a result, the utilization of our net operating losses and tax credits will be limited and a portion of the carry-forwards may expire unused.

13.	Subsequent Events
      In January 2006, we announced a restructuring in order to reduce expenses and realign resources to advance our product through clinical trials. We reduced our workforce by 26 employees, primarily in early-stage research and development groups and in operations and general and administrative functions. We incurred severance expenses of approximately $208,000 related to the reduction in force, which will be recorded as a restructuring charge in the first quarter of 2006.
      On March 10, 2006, we sold 12,791,611 shares of our common stock in a public offering at a price of $0.39 per share and received net proceeds of approximately $4.8 million.

TARGETED GENETICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Condensed Quarterly Financial Information (unaudited)
      The following tables present our unaudited quarterly results for 2005 and 2004. The net loss in the third quarter of 2004 reflects a $1.0 million gain on the sale of a majority-owned subsidiary. We believe that the following information reflects all normal recurring adjustments for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenue	$2,000,000	$1,462,000	$1,468,000	$1,944,000
Restructure charges	219,000	119,000	1,188,000	183,000
Loss from operations	(4,643,000)	(5,125,000)	(5,863,000)	(3,716,000)
Net loss	(4,672,000)	(5,294,000)	(5,683,000)	(3,549,000)
Basic and diluted net loss per common share	(0.05)	(0.06)	(0.07)	(0.04)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenue	$1,320,000	$2,761,000	$2,388,000	$3,183,000
Restructure charges	195,000	221,000	381,000	87,000
Loss from operations	(4,862,000)	(4,354,000)	(3,737,000)	(2,217,000)
Net loss	(4,858,000)	4,450,000)	(2,724,000)	(2,225,000)
Basic and diluted net loss per common share	(0.07)	(0.05)	(0.03)	(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
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
      Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining an adequate internal control structure and procedures our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.
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
      Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2005 was effective.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Targeted Genetics Corporation
      We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Targeted Genetics maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Targeted Genetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Targeted Genetics Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Targeted Genetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 14, 2006

PART III

Item 10.	Directors and Executive Officers of Registrant
      The information required by this Item is incorporated by reference to the sections captioned “Proposal One — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on May 8, 2006.
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
      The information required by this Item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 8, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
      The information required by this Item with respect to beneficial ownership is incorporated by reference to the section captioned “Principal Shareholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our annual meeting of shareholders to be held on May 8, 2006.
      Securities Authorized for Issuance under Equity Compensation Plans. In March 2004, our Board of Directors approved an increase in the number of shares available for issuance under our 1999 Stock Option Plan from 6,000,000 shares to 9,500,000 shares. The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2005:

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of Outstanding	Exercise Price of	Remaining Available for
	Options, Warrants and	Outstanding Options,	Future Issuance Under
	Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	7,040,870	$2.09	2,993,541
Equity compensation plans not subject to approval by security holders	2,000,000	3.33	—

Total	9,040,870	2.60	2,993,541

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
      The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Executive Compensation — Change of Control Arrangements” and “Executive Compensation — Arrangements with Management” in the proxy statement for our annual meeting of shareholders to be held on May 8, 2006.

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Proposal Three — Ratification of Independent Auditors” in the proxy statement for our annual meeting of shareholders to be held on May 8, 2006.
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

3.	Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	05/26/2005	3.1
3.2	Amended and Restated Bylaws	10-K	12/31/1996	3.2
4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services	8-A	10/22/1996	2.1
4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services	8-K	8/4/1999	1.9
4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services LLC (formerly known as ChaseMellon Investor Services L.L.C.)	8-K	10/10/2002	10.1
4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services LLC	10-K	12/31/2002	4.4
4.5	Fourth Amendment to Rights Agreement, dated as of September 2, 2003, between Targeted Genetics and Mellon Investor Services LLC	8-K	10/1/2003	4.1
10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors	10-K	12/31/1999	10.1
10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers	10-K	12/31/1996	10.2
10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics*	10-K	12/31/1999	10.3
10.4	PHS Patent License Agreement — Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics*	10-K	12/31/1999	10.4
10.5	PHS Patent License Agreement — Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics*	10-K	12/31/1997	10.10
10.6	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics*	10-K	12/31/1999	10.5
10.7	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	S-1	4/16/1996	10.30

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.8	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	10-Q	6/30/1996	10.1
10.9	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	10-K	12/31/1998	10.16
10.10	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc.*	8-K	1/6/1999	10.36
10.11	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics and Alkermes, Inc.*	10-K	12/31/2003	10.52
10.12	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics and Alkermes, Inc.*	8-K	10/1/2003	10.1
10.13	Common Stock and Warrants Issuance Agreement, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc.	10-Q	6/30/1999	10.1
10.14	Warrant Agreements, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc.	10-Q	6/30/1999	10.2
10.15	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc	8-K	8/4/1999	1.3
10.16	Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd.*	8-K	8/4/1999	1.4
10.17	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd.	8-K	8/4/1999	1.5
10.18	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics*	8-K	8/4/1999	1.6
10.19	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc*	8-K	8/4/1999	1.7

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.20	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation PLC, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.*	8-K	4/06/2004	99.2
10.21	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., Genovo, Inc., TGC Acquisition Corporation and Biogen, Inc.*	8-K	8/23/2000	2.1
10.22	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics, Genovo, Inc. and Biogen, Inc.	8-K	9/13/200	10.1
10.23	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc.	8-K	9/13/2000	10.2
10.24	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics and Biogen, Inc.	8-K	7/22/2003	10.3
10.25	Amendment No. 2 to Funding Agreement, dated September 1, 2005, between Targeted Genetics and Biogen Idec	8-K	9/1/05	10.1
10.26	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $10,000,000)	8-K	9/1/05	10.2
10.27	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $650,000)	8-K	9/1/05	10.3
10.28	Industrial Collaboration Agreement, dated as of February 1, 2000, between the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics*	10-Q	9/30/2002	10.1
10.29	Amendment No. 1 to Industrial Collaboration Agreement, dated as of March 14, 2003, among the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics*	10-K	12/31/2002	10.42
10.29	Amendment No. 2 to Industrial Collaboration Agreement, dated August 1, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute*	10-Q	9/30/2003	10.2
10.30	Amendment No. 3 to Industrial Collaboration Agreement, dated December 2, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute*	8-K	1/13/2004	10.2

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.31	Study Funding Agreement, dated as of April 23, 2003, between Targeted Genetics and Cystic Fibrosis Foundation Therapeutics, Inc.*	10-Q	3/31/2003	10.2
10.32	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	12/31/2004	10.56
10.34	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	12/31/2004	10.57
10.35	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics, Enterprise Partners and Venrock Partners	10-K	12/31/2004	10.58
10.35	Biological Processing Services Agreement, dated as of March 28, 2003, between GenVec, Inc. and Targeted Genetics*	10-Q	3/31/2003	10.1
10.36	Agreement Under an NIH Prime Award, dated February 8, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics*	10-K			X
10.37	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics	10-K	12/31/1996	10.26
10.39	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.2
10.40	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.3
10.41	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.4
10.42	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics and Benaroya Capital Company, LLC*	8-K	1/13/2004	10.3
10.43	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation	10-Q	6/30/2000	10.1
10.44	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association)	10-K	12/31/1999	10.29
10.45	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics and Ironwood Apartments, Inc.	8-K	7/22/2003	10.2

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.46	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.*	8-K	1/13/2004	10.1
10.47	1992 Restated Stock Option Plan	S-8	7/10/1998	99.1
10.48	Stock Option Plan for Nonemployee Directors	10-Q	3/31/2001	10.34
10.49	1999 Stock Option Plan, as amended and restated March 22, 2004	S-8	6/17/2004	10.1
10.50	2000 Genovo Inc. Roll-Over Stock Option Plan	S-8	10/19/2000	99.1
21.1	Subsidiaries of Targeted Genetics				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 14, 2006.

TARGETED GENETICS CORPORATION

By:	/s/ H. Stewart Parker

H. Stewart Parker
President and Chief Executive Officer
POWER OF ATTORNEY
      Each person whose individual signature appears below hereby authorizes and appoints H. Stewart Parker and David J. Poston, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Stewart Parker H. Stewart Parker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ David J. Poston David J. Poston	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Jeremy L. Curnock Cook Jeremy L. Curnock Cook	Chairman of the Board	March 14, 2006

/s/ Jack L. Bowman Jack L. Bowman	Director	March 14, 2006

/s/ Joseph M. Davie, Ph.D., M.D. Joseph M. Davie, Ph.D., M.D.	Director	March 14, 2006

/s/ Roger L. Hawley Roger L. Hawley	Director	March 14, 2006

/s/ Louis P. Lacasse Louis P. Lacasse	Director	March 14, 2006

Nelson L. Levy, Ph.D., M.D.	Director	March , 2006

Michael S. Perry, D.V.M, Ph.D.	Director	March , 2006

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	05/26/2005	3.1
3.2	Amended and Restated Bylaws	10-K	12/31/1996	3.2
4.1	Rights Agreement, dated as of October 17, 1996, between Targeted Genetics and ChaseMellon Shareholder Services	8-A	10/22/1996	2.1
4.2	First Amendment of Rights Agreement, dated July 21, 1999, between Targeted Genetics and ChaseMellon Shareholder Services	8-K	8/4/1999	1.9
4.3	Second Amendment to Rights Agreement, dated September 25, 2002, between Targeted Genetics and Mellon Investor Services LLC (formerly known as ChaseMellon Investor Services L.L.C.)	8-K	10/10/2002	10.1
4.4	Third Amendment to Rights Agreement, dated January 23, 2003, between Targeted Genetics and Mellon Investor Services LLC	10-K	12/31/2002	4.4
4.5	Fourth Amendment to Rights Agreement, dated as of September 2, 2003, between Targeted Genetics and Mellon Investor Services LLC	8-K	10/1/2003	4.1
10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors	10-K	12/31/1999	10.1
10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers	10-K	12/31/1996	10.2
10.3	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics*	10-K	12/31/1999	10.3
10.4	PHS Patent License Agreement — Non-Exclusive, dated as of July 13, 1993, between National Institutes of Health Centers for Disease Control and Targeted Genetics*	10-K	12/31/1999	10.4
10.5	PHS Patent License Agreement — Exclusive, dated as of March 10, 1994, between National Institutes of Health Centers for Disease Control and Targeted Genetics*	10-K	12/31/1997	10.10
10.6	Patent License Agreement, dated as of December 25, 1993, between The University of Florida Research Foundation, Inc. and Targeted Genetics*	10-K	12/31/1999	10.5
10.7	First Amended and Restated License Agreement, effective as of October 12, 1995, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	S-1	4/16/1996	10.30

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.8	Amendment to First Amended and Restated License Agreement, dated as of June 19, 1996, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	10-Q	6/30/1996	10.1
10.9	Second Amendment to First Amended and Restated License Agreement, dated as of April 17, 1998, between The University of Tennessee Research Corporation and RGene Therapeutics, Inc.*	10-K	12/31/1998	10.16
10.10	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc.*	8-K	1/6/1999	10.36
10.11	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics and Alkermes, Inc.*	10-K	12/31/2003	10.52
10.12	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics and Alkermes, Inc.*	8-K	10/1/2003	10.1
10.13	Common Stock and Warrants Issuance Agreement, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc.	10-Q	6/30/1999	10.1
10.14	Warrant Agreements, dated June 9, 1999, by and between Targeted Genetics and Alkermes, Inc.	10-Q	6/30/1999	10.2
10.15	Funding Agreement, dated as of July 21, 1999, among Targeted Genetics, Elan International Services, Ltd., and Elan Corporation, plc	8-K	8/4/1999	1.3
10.16	Subscription, Joint Development and Operating Agreement, dated as of July 21, 1999, among Elan Corporation, plc, Elan International Services, Ltd., Targeted Genetics and Targeted Genetics Newco, Ltd.*	8-K	8/4/1999	1.4
10.17	Convertible Promissory Note, dated July 21, 1999, issued by Targeted Genetics to Elan International Services, Ltd.	8-K	8/4/1999	1.5
10.18	License Agreement dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Targeted Genetics*	8-K	8/4/1999	1.6
10.19	License Agreement, dated July 21, 1999, between Targeted Genetics Newco, Ltd. and Elan Pharmaceutical Technologies, a division of Elan Corporation, plc*	8-K	8/4/1999	1.7

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.20	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation PLC, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.*	8-K	4/06/2004	99.2
10.21	Agreement and Plan of Merger dated as of August 8, 2000, among Targeted Genetics, Inc., Genovo, Inc., TGC Acquisition Corporation and Biogen, Inc.*	8-K	8/23/2000	2.1
10.22	Development and Marketing Agreement, dated as of August 8, 2000, between Targeted Genetics, Genovo, Inc. and Biogen, Inc.	8-K	9/13/200	10.1
10.23	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc.	8-K	9/13/2000	10.2
10.24	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics and Biogen, Inc.	8-K	7/22/2003	10.3
10.25	Amendment No. 2 to Funding Agreement, dated September 1, 2005, between Targeted Genetics and Biogen Idec	8-K	9/1/05	10.1
10.26	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $10,000,000)	8-K	9/1/05	10.2
10.27	Amended and Restated Promissory Note of Targeted Genetics dated September 1, 2005 (issued to Biogen Idec in principal amount of $650,000)	8-K	9/1/05	10.3
10.28	Industrial Collaboration Agreement, dated as of February 1, 2000, between the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics*	10-Q	9/30/2002	10.1
10.29	Amendment No. 1 to Industrial Collaboration Agreement, dated as of March 14, 2003, among the International Aids Vaccine Initiative, Inc., Children’s Research Institute and Targeted Genetics*	10-K	12/31/2002	10.42
10.29	Amendment No. 2 to Industrial Collaboration Agreement, dated August 1, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute*	10-Q	9/30/2003	10.2
10.30	Amendment No. 3 to Industrial Collaboration Agreement, dated December 2, 2003, among Targeted Genetics, International Aids Vaccine Initiative, Inc. and Children’s Research Institute*	8-K	1/13/2004	10.2

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.31	Study Funding Agreement, dated as of April 23, 2003, between Targeted Genetics and Cystic Fibrosis Foundation Therapeutics, Inc.*	10-Q	3/31/2003	10.2
10.32	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	12/31/2004	10.56
10.34	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	12/31/2004	10.57
10.35	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics, Enterprise Partners and Venrock Partners.	10-K	12/31/2004	10.58
10.35	Biological Processing Services Agreement, dated as of March 28, 2003, between GenVec, Inc. and Targeted Genetics*	10-Q	3/31/2003	10.1
10.36	Agreement Under an NIH Prime Award, dated February 8, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics*	10-K			X
10.37	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics	10-K	12/31/1996	10.26
10.38	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.1
10.39	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.2
10.40	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.3
10.41	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	6/30/2001	10.4
10.42	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics and Benaroya Capital Company, LLC*	8-K	1/13/2004	10.3
10.43	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation	10-Q	6/30/2000	10.1
10.44	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association)	10-K	12/31/1999	10.29
10.45	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics and Ironwood Apartments, Inc.	8-K	7/22/2003	10.2

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

10.46	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.*	8-K	1/13/2004	10.1
10.47	1992 Restated Stock Option Plan	S-8	7/10/1998	99.1
10.48	Stock Option Plan for Nonemployee Directors	10-Q	3/31/2001	10.34
10.49	1999 Stock Option Plan, as amended and restated March 22, 2004	S-8	6/17/2004	10.1
10.50	2000 Genovo Inc. Roll-Over Stock Option Plan	S-8	10/19/2000	99.1
21.1	Subsidiaries of Targeted Genetics				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.