Form 10-Q
period 2006-03-31
TARGETED GENETICS CORP /WA/
filed 2006-05-04
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 Olive Way, Suite 100 Seattle, WA 98101

(Address of principal executive offices)(Zip Code)

(206) 623-7612

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2006: 98,519,355

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2006

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,998,000	$14,122,000
Accounts receivable	991,000	380,000
Prepaid expenses and other	619,000	683,000
Total current assets	17,608,000	15,185,000
Property and equipment, net	1,611,000	1,747,000
Goodwill	31,649,000	31,649,000
Other assets	215,000	217,000
Total assets	$51,083,000	$48,798,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,840,000	$1,770,000
Accrued employee expenses	566,000	587,000
Accrued restructure charges	645,000	1,838,000
Deferred revenue	750,000	278,000
Current portion of long-term obligations	116,000	155,000
Total current liabilities	3,917,000	4,628,000

Accrued restructure charges and deferred rent	7,097,000	5,422,000
Long-term obligations	8,161,000	8,177,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 6,000,000 shares authorized:
Series A preferred stock, 800,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 98,501,855 shares issued and outstanding at March 31, 2006 and 85,694,244 shares issued and outstanding at December 31, 2005	985,000	857,000
Additional paid-in capital	284,668,000	279,772,000
Accumulated deficit	(253,769,000)	(250,037,000)
Accumulated other comprehensive income (loss)	24,000	(21,000)
Total shareholders’ equity	31,908,000	30,571,000
Total liabilities and shareholders’ equity	$51,083,000	$48,798,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005

Revenue under collaborative agreements	$2,430,000	$2,000,000

Operating expenses:
Research and development	3,677,000	4,539,000
General and administrative	1,481,000	1,885,000
Restructure charges	1,042,000	219,000
Total operating expenses	6,200,000	6,643,000

Loss from operations	(3,770,000)	(4,643,000)
Investment income	151,000	100,000
Interest expense	(113,000)	(129,000)
Net loss	$(3,732,000)	$(4,672,000)

Net loss per common share (basic and diluted)	$(0.04)	$(0.05)
Shares used in computation of basic and diluted net loss per common share	88,692,000	85,628,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005

Operating activities:
Net loss	$(3,732,000)	$(4,672,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,000	324,000
Stock-based compensation	221,000	—
Loss (gain) on investments	(5,000)	63,000
Non-cash interest expense	—	115,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(611,000)	300,000
Decrease in prepaid expenses and other	78,000	315,000
Decrease in other assets	2,000	60,000
Increase in current liabilities	49,000	146,000
Increase in deferred revenue	472,000	—
Increase in accrued restructure expenses and deferred rent	482,000	55,000
Net cash used in operating activities	(2,876,000)	(3,294,000)

Investing activities:
Purchases of property and equipment	(32,000)	(180,000)
Proceeds from sale of investments	36,000	—
Net cash provided by (used in) investing activities	4,000	(180,000)

Financing activities:
Net proceeds from sales of common stock	4,803,000	6,000
Payments under leasehold improvements and equipment financing arrangements	(55,000)	(205,000)
Net cash provided by (used in) financing activities	4,748,000	(199,000)

Net increase (decrease) in cash and cash equivalents	1,876,000	(3,673,000)
Cash and cash equivalents, beginning of period	14,122,000	34,096,000
Cash and cash equivalents, end of period	$15,998,000	$30,423,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2005 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly-owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

We do not believe that our results of operations for the three months ended March 31, 2006 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

Our combined cash and cash equivalents total $16.0 million at March 31, 2006. We expect that these funds plus the funding we expect from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to take cost reduction measures that may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We have prepared the accompanying financial statements assuming that we will continue as a going concern and our financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

Stock-Based Compensation

Effective the beginning of 2006, we adopted Statement of Financial Accounting Standard, or SFAS, No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. For stock awards granted in 2006, stock-based compensation expenses are recognized over the option vesting period under the straight-line attribution method. For stock awards granted prior to 2006, stock-based compensation expenses are recognized under the multiple option method prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28. Previously reported amounts have not been restated.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle. We are required to adopt SFAS No. 154 for accounting changes and error corrections that occur after January 1, 2006. Under SFAS No. 154, our results of operations and financial condition will be impacted only if we implement changes in accounting principles that are addressed by the standards or if we correct accounting errors in future periods.

2.   Long-Term Obligations

Long-term obligations consisted of the following:

	March 31,	December 31,
	2006	2005

Loans payable to Biogen Idec	$8,150,000	$8,150,000
Equipment financing obligations	127,000	182,000
Total obligations	8,277,000	8,332,000
Less current portion	(116,000)	(155,000)
Total long-term obligations	$8,161,000	$8,177,000

We have two loans payable to Biogen Idec, a beneficial owner of approximately 11.9% of our outstanding common shares. As of March 31, 2006 we have $7.5 million of principle remaining on a $10.0 million note payable. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends and scheduled payments of $2.5 million of principal amount plus accrued interest are due on each of August 1, 2007, 2008 and 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. The second loan is a promissory note payable to Biogen Idec which we assumed in 2000 as part of our acquisition of Genovo. This promissory note has an outstanding principal amount of $650,000, bears no interest and matures in August 2007.

Future aggregate principal payments related to long-term obligations are $100,000 for the remainder of 2006, $3,176,000 in 2007, $2,501,000 in 2008, $2,500,000 in 2009 and zero in 2010.

3.   Accrued Restructure Charges

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

The table below presents a reconciliation of the accrued restructure liability for the three month period ended March 31, 2006:

	Contract Termination Costs	Employee Termination Benefits	Total

December 31, 2005 accrued liability	$7,149,000	$—	$7,149,000
Charges incurred	639,000	219,000	858,000
Adjustments to the liability (accretion)	184,000	—	184,000
Amount paid	(346,000)	(219,000)	(565,000)
March 31, 2006 accrued liability	$7,626,000	$—	$7,626,000
.

For the three months ended March 31, 2006, we have recorded additional restructure charges of $639,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. Market conditions for subleasing the facility continued to be poor, therefore, we extended our estimate for additional time that may be required to find a sublease tenant. In addition, we reviewed and adjusted downward our assumptions surrounding escalation in sublease rental income. Adjustments to the accrued restructure liability for the three months ended March 31, 2006 reflect $184,000 of accretion expense for the period. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations.

Restructuring charges also includes $219,000 of restructuring expenses related to the restructuring announced in January 2006 in order to reduce expenses and realign resources to advance our inflammatory arthritis product through clinical trials. We reduced our workforce by 26 employees, primarily in early-stage research and development groups and in operational and general and administrative functions. We do not anticipate any additional charges related to this restructuring.

Through March 31, 2006, we have recorded contract termination costs totaling $9.2 million for our Bothell facility. We expect to incur an additional $3.4 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

4. Equity

Financing

On March 10, 2006, we sold 12,791,611 shares of our common stock in a public offering at a price of $0.39 per share and received net proceeds of approximately $4.8 million.

Stock Compensation

We have various stock option plans (Option Plans) that provide for the issuance of nonqualified and incentive stock options to acquire up to 12,979,444 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In addition, every non-employee member of our Board of Directors receives an annual nonqualified stock option grant and these options vest over a 12 month period provided they continue service to us. Stock option exercises are fulfilled through the issuance of new shares of common stock.

Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires us to expense the fair value of stock options granted over the vesting period. We have adopted SFAS No. 123R using the modified prospective application method and recognized $221,000 of stock-based compensation expense in the first quarter of 2006. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. We value awards granted subsequent to January 1, 2006 at fair value in accordance with provisions of SFAS No. 123R and recognize stock-based compensation expense on a straight line basis over the service period of each award. For the first quarter ended March 31, 2006, we classified $125,000 as research and development expense and $96,000 as general and administrative expense. As of March 31, 2006, total unrecognized compensation cost related to unvested options was approximately $800,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 11 months.

Prior to January 1, 2006, we had adopted the pro forma disclosure feature of SFAS No. 123, “Accounting for Stock-Based Compensation,” accounted for stock options under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. The following table illustrates the effect on net loss and loss per share amounts if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

Three months ended
March 31, 2005
Net loss:
As reported	$(4,672,000)
Pro forma stock-based compensation expense	(464,000)
Pro forma	$(5,136,000)

Basic and diluted net loss per share:
As reported	$(0.05)
Pro forma	(0.06)

Following is a summary of stock option activity and related prices for the first quarter of 2006:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	7,040,870	2.09
Granted	12,000	0.46
Exercised	(16,000)	0.40
Expired	—	—
Forfeited	(705,174)	1.74
Balance, March 31, 2006	6,331,696	2.13

Stock options outstanding and exercisable as of March 31, 2006 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price

$0.29 -$0.49	568,117	$0.38	7.05	522,992	$0.37
0.60 - 0.84	609,804	0.75	7.64	335,569	0.78
0.91 - 1.28	1,119,554	0.95	8.46	313,122	1.05
1.31 - 1.31	1,797,262	1.31	8.14	887,407	1.31
1.32 - 2.53	845,890	1.89	3.62	789,668	1.91
2.57 - 14.88	1,391,069	5.58	4.73	1,362,694	5.64
Balance, March 31, 2006	6,331,696	2.13	6.69	4,211,452	2.65

The total intrinsic value of stock options is summarized as follows:

	Number of Option Shares	Aggregate Intrinsic Value

Options outstanding at March 31, 2006	6,331,696	$32,000
Options exercisable at March 31, 2006	4,211,452	$32,000
Options exercised during the three months ended March 31, 2006	16,000	$1,000

The aggregate intrinsic value is determined using the closing price of our common stock on March 31, 2006 of $0.43 per share. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The following are the weighted average assumptions for the periods noted:

	Three Months ended March 31,
	2006	2005

Expected dividend rate	Nil	Nil
Expected stock price volatility	1.086	1.122
Risk-free interest rate range	4.25%	3.25-3.79%
Expected life of options	5 years	4 years

The risk-free interest rate is based on the U.S. treasury security rate. The expected life of options and the expected volatility ranges are estimated based on our historical data.

The weighted average fair value of stock options granted during the first quarter 2006 was $0.37 and was $0.95 for the first quarter of 2005.

5.   Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations, as presented in the following table:

	Three months ended March 31,
	2006	2005

Net loss as reported	$(3,732,000)	$(4,672,000)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	8,000	—
Foreign currency translation adjustment	16,000	—
Other comprehensive loss	$(3,708,000)	$(4,672,000)

6.   Subsequent Event

During April 2006, we signed a lease amendment with our landlord for a portion of our facilities in Seattle, Washington. This lease amendment reduces our leased space and extends the lease term on the remaining premises. This lease amendment is the continuation of our restructuring efforts that began in January 2006 in order to focus our cash resources on funding our inflammatory arthritis clinical trial. Upon the signing of the lease amendment, we paid a total of $117,000 in lease termination fees, and we will pay an additional four consecutive monthly installments of $15,000 starting in May 2006. These expenses will be recorded as a restructuring charge in the second quarter of 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section entitled “Risk Factors” in Part II, Item 1A of this quarterly report.

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

BUSINESS OVERVIEW

Targeted Genetics Corporation is a clinical-stage biotechnology company, we are at the forefront of developing a new class of gene-based products. We believe that a wide range of diseases may be treated or prevented with gene-based products. In addition to treating diseases which have not had treatments in the past, we believe that there is also a significant opportunity to use gene-based products to more effectively treat diseases that are currently treated using other therapeutic classes of drugs including proteins, monoclonal antibodies, or small molecule drugs. We have multiple product candidates, two of which are currently in clinical trials. Our clinical-stage candidates are aimed at inflammatory arthritis and HIV/AIDS. Our preclinical product candidates are in development with a variety of collaboration partners and are aimed at congestive heart failure, HIV/AIDS and Huntington’s disease.

Our product candidates consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene delivery may be used to treat disease by replacing the missing or defective gene to facilitate the normal protein production or gene regulation capabilities of cells. In addition, gene delivery may be used to enable cells to perform additional roles in the body. Gene delivery may also be used to shut down cellular functions.

We are a leader in the preclinical and clinical development of adeno-associated viral vector, or AAV-based gene products and in the manufacture of AAV-vectors. Through our research and development activities, we have developed expertise and intellectual property related to gene delivery technologies. We have developed and applied processes to manufacture our potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production. We have established broad capabilities in applying our AAV-based gene delivery technologies to several indications, and we have developed an infrastructure that allows us to expand these capabilities into multiple product opportunities. We have treated over 250 subjects using AAV-based products with no major safety concerns.

We are focused on the following product development programs:

Description	Indication	Partner	Development Status
AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis		Phase I/II
AAV delivery of HIV antigens (tgAAC09)	HIV/AIDS	IAVI	Phase II
AAV delivery of HIV antigens	HIV/AIDS	NIH	Preclinical
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Preclinical
AAV expression of htt siRNA	Huntington’s disease	Sirna	Preclinical

We have financed our operations primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, through proceeds from the issuance of debt and loan funding under equipment financing arrangements. On March 10, 2006, we sold 12,791,611 shares of our common stock in a registered direct offering to institutional investors at a price of $0.39 per share, from which we received net proceeds of approximately $4.8 million.

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

As of March 31, 2006, our accumulated deficit totaled $253.8 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

Notwithstanding our January 2006 cost-cutting measures, we will require access to significantly higher amounts of capital than we currently have in order to successfully develop our lead inflammatory arthritis product candidate or our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

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

The development of pharmaceutical products, including our potential inflammatory arthritis, prophylactic HIV/AIDS vaccine, congestive heart failure, and Huntington’s disease product candidates discussed above, involves extensive preclinical development followed by human clinical trials that take several years or more to complete. The length of time required to completely develop any product candidate varies substantially according to the type, complexity and novelty of the product candidate, the degree of involvement by a development partner and the intended use of the product candidate. Our commencement and rate of completion of clinical trials may vary or be delayed for many reasons, including those discussed in the section entitled “Risk Factors” presented below.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Stock-Based Compensation

 Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, we did not recognize any compensation expense for options granted to employees or directors because we grant all options at fair market value on the date of grant.

On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” We have adopted the SFAS No. 123R fair value recognition provisions using the modified prospective transition method. Under the modified prospective method, compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, we recorded $221,000 of expense for stock-based compensation, of which $125,000 was classified as research and development and $96,000 was classified as general and administrative expense. The proforma cost of stock options compensation for the three months ended March 31, 2005 was $464,000, for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. As of March 31, 2006, total unrecognized compensation cost related to unvested options was approximately $800,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 11 months.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We based our volatility and expected life estimates based on our historical data. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

RESULTS OF OPERATIONS

Revenue

Revenue increased to $2.4 million for the three months ended March 31, 2006 compared to $2.0 million for the same period in 2005. The increase in revenue reflects higher research and development activities under our collaboration with Celladon and our recently initiated research and development activities under the NIH grant, partially offset by decreased research and development activities from our collaboration with IAVI. We expect that our revenue for the remainder of 2006 will consist primarily of research and development revenue earned under our collaborations with IAVI and Celladon and the contract from the NIH. For the next several years, our revenue will depend on the continuation of the current collaborations and our success with entering into and then performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses decreased to $3.7 million for the three months ended March 31, 2006 compared to $4.5 million for the same period in 2005.  This decrease reflects cost reductions from our restructuring efforts implemented in January 2006 and lower costs related to our HIV/AIDS vaccine collaboration with IAVI as a result of lower development costs. This decrease was partially offset by higher research and preclinical development program expenses in support of our congestive heart failure collaboration with Celladon and to a lesser extent, costs connected with the initiation of work with CRI and Children’s Hospital of Philadelphia as part of the NIAID HIV/AIDS vaccine project. We expect that our research and development expenses for the remainder of 2006 will vary depending on the timing of outside services necessary to support our clinical programs, our collaboration with Celladon and collaboration with CRI and Children’s Hospital of Philadelphia in support of the NIAID HIV/AIDS vaccine project.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended March 31,
	2006	2005
Programs in clinical development:
Inflammatory arthritis	$558,000	$586,000
HIV/AIDS vaccine	317,000	1,124,000
Cystic fibrosis	18,000	189,000
Indirect costs	329,000	1,511,000
Total clinical development program expense	1,222,000	3,410,000
Research and preclinical development program expense	2,455,000	1,129,000
Total research and development expense	$3,677,000	$4,539,000

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

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for the HIV/AIDS vaccine development activities under the NIH grant and the congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses decreased to $1.5 million for the three months ended March 31, 2006 from $1.9 million for the same period in 2005. The decrease reflects the lower patent and payroll expenses as a result of the January 2006 restructuring, offset partially by stock-based compensation expense for general and administrative employees.

Restructure Charges.    Restructure charges increased to $1,042,000 for the three months ended March 31, 2006, compared to $219,000 for the same period in 2005. Restructuring charges in both periods include charges of $639,000 in 2006 and $100,000 in 2005 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market. Restructuring charges also include accretion expense of $184,000 in the period ended March 31, 2006 and $119,000 in the period ended March 31, 2005. In January 2006, we recorded a $219,000 charge related to the employee termination benefits of our restructuring efforts to realign our resources to advance our lead inflammatory arthritis product through clinical trials.

Other Income and Expense

Investment Income.    Investment income increased to $151,000 for the three month period ended March 31, 2006 compared to $100,000 for the same period in 2005. Interest income reflects interest income earned on our short term investments and for the three month period ended March 31, 2005 also reflects a $63,000 charge related to the write-off of a debenture that we received from Chromos Molecular Systems as part of merger consideration for the July 2004 sale of CellEySys, our majority-owned subsidiary.

Interest Expense.    Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $113,000 for the three months ended March 31, 2006, compared to $129,000 for the same period in 2005. The decrease primarily reflects lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $16.0 million as of March 31, 2006 compared to $14.1 million as of December 31, 2005. Our cash and cash equivalents increased in the first quarter of 2006 reflecting net proceeds of $4.8 million from our March 10, 2006 sale of 12.8 million shares of our common stock offset by our net loss of $3.7 million for the quarter and the resulting cash used in operations of $2.9 million. Our shareholders’ equity increased to $31.9 million at March 31, 2006, compared to $30.6 million at December 31, 2005 also reflecting our March sale of common stock offset by our year-to-date cash used in operations.

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

Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. Our HIV/AIDS vaccine candidate and our inflammatory arthritis product candidate are both in clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.

Since implementing a reduction in force in January 2006, we have focused our development funding on our inflammatory arthritis product candidate which is in clinical trials. During 2005, we spent approximately $2.4 million on this program in outside costs and allocated staff costs to support research and development activities and clinical trial costs, and we expect to spend approximately $3 million to $4 million in 2006 on this program, largely for clinical trial expenses. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant outstanding debt, lease commitments and long-term obligations which draw on our cash resources. Our most significant obligations are approximately $14.3 million of remaining Bothell facility lease payments which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015 and long-term debt to Biogen Idec of $8.2 million. Under our modified loan agreements with Biogen Idec, we are obligated to make scheduled payments of $3.2 million of principal plus accrued interest on August 1, 2007 and $2.5 million of principal plus accrued interest on August 1, 2008 and August 1, 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. We will need to raise additional capital to make the scheduled payments and to repay these notes.

We expect the level of our future operating expenses to be driven by the needs of our product development programs, our debt obligations and our lease obligations offset by the availability of funds through equity offerings, partner-funded collaborations or other financing or business development activities. The size, scope and pace of our product development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which often extends for multiple years and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term and our most recent extension to the IAVI collaboration extended the agreement through December 2006. In 2005 we extended the scope of our HIV/AIDS vaccine program via a collaboration between Children’s Hospital of Philadelphia, Children’s Research Institute and us under a contract awarded by the NIAID. Our portion of the funding for this new collaboration could be up to $18 million over the next five years.

The funding from each of our collaborative partners fully offsets our incremental program costs from each collaboration and also partially funds development of our inflammatory arthritis product candidate, overhead and fixed costs. Our revenue from collaborative agreements totaled $6.9 million in 2005 and $9.7 million in 2004 and assuming that we complete all of the planned development activities for each of these funded projects, we expect to earn revenue of up to approximately $9 million in 2006.

Our partners have the right to terminate our collaborations and their obligation to provide research funding at any time for any reason. For example IAVI can terminate our HIV/AIDS vaccine collaboration with 90 days notice. If we were to lose the collaborative funding expected from our IAVI collaboration, our NIAID collaboration with Children’s Hospital of Philadelphia and Children’s Research Institute or our Celladon collaboration and were unable to obtain alternative sources of funding for the product candidate under development in that collaboration, we may be unable to continue our research and development program for that product candidate.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times.  In addition, we intend to manage our cash by focusing on advancing our inflammatory product candidate through clinical testing. Our financing strategy is focused around the advancement of our two programs in clinical development, advancement of our newer development collaborations and leveraging value out of our other intellectual assets and capabilities. Our ability to raise capital depends in part on clinical trial success. For example, in March 2005 we announced the initial results of a Phase II clinical trial of tgAAVCF for the treatment of cystic fibrosis, and our decision to discontinue the development of that product candidate based on those results. The termination of our cystic fibrosis program reduced the resources available to fund our operations and affected our ability to raise additional capital in 2005.

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

We expect that our total cash requirements for 2006 will range from $13 million to $16 million and that our cash and cash equivalents at March 31, 2006, plus the funding from our product development collaborations and contracts will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Items with interest rate risk:

•
Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At March 31, 2006, we held $16.0 million in cash and cash equivalents, which are primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at March 31, 2006, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2006.

•
Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen which contains a variable interest rate. Interest payments on this loan are established quarterly based upon the one-year London Interbank Offered Rate, or LIBOR, plus 1%. As of March 31, 2006, we were accruing interest on the note at a rate of 4.94%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of March 31, 2006, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2006	2007	2008	2009	2010	Total
Variable rate note	$—	$2,500,000	$2,500,000	$2,500,000	$—	$7,500,000

Items with market and foreign currency exchange risk:

•
Investment in Chromos Molecular Systems, Inc.: At March 31, 2006, we held 2.5 million shares of Chromos Molecular Systems, Chromos, common shares with a market value of $0.18 per common share denominated in Canadian dollars. As of March 31, 2006 the Canadian to US exchange rate was US $0. 8568 per CA $1.00. As of March 31, 2006, the investment is recorded at $391,000 with a $24,000 unrealized gain and is classified within prepaid expenses and other. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 205,000 shares of Chromos stock in 2006, we recorded $5,000 of net realized gains and received $36,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The three risk factors below were disclosed on the Form 10-K and have been updated to provide more recent financial and factual information as of March 31, 2006.

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

We expect that our cash and cash equivalents at March 31, 2006, plus the funding from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In addition, we owe approximately $8.2 million in aggregate principal amount under two notes payable to Biogen Idec. The terms of the notes require us to make scheduled principal payments of $3.2 million in August 2007 and $2.5 million in each of August 2008 and 2009. We will need to raise additional capital to make the scheduled payments and to repay these notes. Additional sources of financing could involve one or more of the following:

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of March 31, 2006, we had an accumulated deficit of $253.8 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

If we are unable to comply with the minimum requirements for quotation on the NASDAQ Capital Market and we may be delisted from the NASDAQ Capital Market, the liquidity and market price of our common stock would decline.

    Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. On May 31, 2005, we received a notice from the NASDAQ Stock Market informing us that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The letter stated that under Marketplace Rule 4310(c)(8)(d), we were provided with 180 calendar days, or until November 28, 2005, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of November 28, 2005, we had not regained compliance with Market place Rule 4310(c). However, since we met all of the NASDAQ Stock Market’s criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement, the NASDAQ provided us with an additional 180 calendar day compliance period, or until May 26, 2006, to demonstrate full compliance and maintain our listing on the NASDAQ Capital Market. To date, we have not achieved the required minimum bid price. At our annual meeting of shareholders, our shareholders will consider a proposal to approve the amendment and restatement the Restated Articles to (i) effect a reverse stock split of our stock in a ratio of one-for-five, one-for-seven, or one-for-ten, the final ratio to be determined by the Board of Directors, if and at such specific ratio as determined by the Board of Directors at any time before the 2007 annual meeting of shareholders, and (ii) establish, depending on the ratio of the reverse stock split, the authorized shares of Common Stock at 36,000,000, 25,714,286 or 18,000,000 shares, respectively, and the authorized shares of Preferred Stock at 1,200,000, 857,143 or 600,000 shares, respectively, (of which 360,000, 257,143 or 180,000 shares, respectively, shall be designated Series A Participating Cumulative Preferred Stock) after giving effect to the reverse stock split. We are seeking to effect a reverse stock split to decrease the number of outstanding shares of Common Stock and increase the per share market price of our Common Stock, which we believe will assist in our efforts to maintain compliance with the continued listing requirements of the Nasdaq Capital Market. However, there is no assurance that the per share market price of our Common Stock will increase following any reverse stock split. If we have not regained compliance by May 26, 2006, the NASDAQ Staff will provide written notification that our securities will be delisted.

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

TARGETED GENETICS CORPORATION

Date: May 3, 2006	By:	/s/ H. STEWART PARKER
H. Stewart Parker,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2006	By:	/s/ DAVID J. POSTON
David J. Poston,
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	05/26/2005	3.1

3.2	Amended and Restated Bylaws	10-K	12/31/1996	3.2

10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors	10-K	12/31/1999	10.1

10.2	Form of Senior Management Employment Agreement between the registrant and its executive officers	10-K	12/31/1996	10.2

10.3	Agreement Under an NIH Prime Award, dated February 8, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics*	10-K	12/31/2005	10.36
					X
10.4	Sixth Lease Amendment, dated April 25, 2006, between Targeted Genetics and Walton Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

____________

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.