Form 10-Q
period 2006-06-30
TARGETED GENETICS CORP /WA/
filed 2006-08-09
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 Olive Way, Suite 100 Seattle, WA 98101
(Address of principal executive offices)(Zip Code)

(206) 623-7612
(Registrant’s telephone number, including area code)

____________________________________________________________
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

Shares of Common Stock, par value $0.01 per share, outstanding as of August 8, 2006: 9,896,898

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2006

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,171,000	$14,122,000
Accounts receivable	290,000	380,000
Prepaid expenses and other	946,000	683,000
Total current assets	13,407,000	15,185,000
Property and equipment, net	1,440,000	1,747,000
Goodwill	7,926,000	31,649,000
Other assets	212,000	217,000
Total assets	$22,985,000	$48,798,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,173,000	$1,770,000
Accrued employee expenses	569,000	587,000
Accrued restructure charges	1,051,000	1,838,000
Deferred revenue	143,000	278,000
Current portion of long-term obligations	65,000	155,000
Total current liabilities	4,001,000	4,628,000

Accrued restructure charges and deferred rent	6,446,000	5,422,000
Long-term obligations	8,156,000	8,177,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 18,000,000 shares authorized, 9,871,898 shares issued and outstanding at June 30, 2006 and 8,569,424 shares issued and outstanding at December 31, 2005	99,000	857,000
Additional paid-in capital	285,888,000	279,772,000
Accumulated deficit	(281,645,000)	(250,037,000)
Accumulated other comprehensive income (loss)	40,000	(21,000)
Total shareholders’ equity	4,382,000	30,571,000
Total liabilities and shareholders’ equity	$22,985,000	$48,798,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue under collaborative agreements	$1,414,000	$1,462,000	$3,844,000	$3,462,000

Operating expenses:
Research and development	3,683,000	4,808,000	7,360,000	9,347,000
General and administrative	1,568,000	1,660,000	3,049,000	3,545,000
Restructure charges	363,000	119,000	1,405,000	338,000
Goodwill impairment charge	23,723,000	—	23,723,000	—
Total operating expenses	29,337,000	6,587,000	35,537,000	13,230,000

Loss from operations	(27,923,000)	(5,125,000)	(31,693,000)	(9,768,000)
Investment income (loss)	170,000	(33,000)	321,000	67,000
Interest expense	(123,000)	(136,000)	(236,000)	(265,000)
Net loss	$(27,876,000)	$(5,294,000)	$(31,608,000)	$(9,966,000)

Net loss per common share (basic and diluted)	$(2.83)	$(0.62)	$(3.37)	$(1.16)
Shares used in computation of basic and diluted net loss per common share	9,854,000	8,563,000	9,371,000	8,563,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(31,608,000)	$(9,966,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,000	647,000
Stock-based compensation	464,000	—
Stock issued to outside vendors	86,000	—
Goodwill impairment charge	23,723,000	—
Loss (gain) on investments	(8,000)	278,000
Changes in assets and liabilities:
Decrease in accounts receivable	90,000	280,000
Increase in prepaid expenses and other	(243,000)	(291,000)
Decrease in other assets	5,000	467,000
Increase in current liabilities	385,000	595,000
Increase (decrease) in deferred revenue	(135,000)	143,000
Increase in accrued restructure expenses and deferred rent	237,000	5,000
Net cash used in operating activities	(6,640,000)	(7,842,000)

Investing activities:
Purchases of property and equipment	(57,000)	(302,000)
Proceeds from sale of investments	49,000	29,000
Net cash used in investing activities	(8,000)	(273,000)

Financing activities:
Net proceeds from sales of common stock	4,808,000	6,000
Payments under leasehold improvements and equipment financing arrangements	(111,000)	(378,000)
Net cash provided by (used in) financing activities	4,697,000	(372,000)

Net decrease in cash and cash equivalents	(1,951,000)	(8,487,000)
Cash and cash equivalents, beginning of period	14,122,000	34,096,000
Cash and cash equivalents, end of period	$12,171,000	$25,609,000

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

We do not believe that our results of operations for the three and six months ended June 30, 2006 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

On May 8, 2006, the Company’s Board of Directors approved a 1-for-10 reverse stock split, which became effective on May 11, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these financial statements and notes to financial statements have been restated to reflect the 1-for-10 common stock reverse split on a retroactive basis.

Our combined cash and cash equivalents total $12.2 million at June 30, 2006. We expect that these funds plus the funding we expect from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to take cost reduction measures that may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We have prepared the accompanying financial statements assuming that we will continue as a going concern and our financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard, or SFAS, No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. For stock awards granted in 2006, stock-based compensation expenses are recognized over the option vesting period under the straight-line attribution method. For stock awards granted prior to 2006, stock-based compensation expenses are recognized under the multiple option method prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28. Previously reported amounts have not been restated.

2.   Long-Term Obligations

Long-term obligations consisted of the following:

	June 30, 2006	December 31, 2005

Loans payable to Biogen Idec	$8,150,000	$8,150,000
Equipment financing obligations	71,000	182,000
Total obligations	8,221,000	8,332,000
Less current portion	(65,000)	(155,000)
Total long-term obligations	$8,156,000	$8,177,000

We have two loans payable to Biogen Idec, a beneficial owner of approximately 11.9% of our outstanding common shares. As of June 30, 2006 we have $7.5 million of principle remaining on a $10.0 million note payable. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends and scheduled payments of $2.5 million of principal amount plus accrued interest are due on each of August 1, 2007, 2008 and 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. The second loan is a promissory note payable to Biogen Idec which we assumed in 2000 as part of our acquisition of Genovo. This promissory note has an outstanding principal amount of $650,000, bears no interest and matures in August 2007.

Future aggregate principal payments related to long-term obligations are $44,000 for the remainder of 2006, $3,176,000 in 2007, $2,501,000 in 2008, $2,500,000 in 2009 and zero in 2010.

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

The table below presents a reconciliation of the accrued restructure liability for the six month period ended June 30, 2006:

	Contract Termination Costs	Employee Termination Benefits	Total
December 31, 2005 accrued liability	$7,149,000	$—	$7,149,000
Charges incurred	811,000	219,000	1,030,000
Adjustments to the liability (accretion)	375,000	—	375,000
Amount paid	(849,000)	(219,000)	(1,068,000)
June 30, 2006 accrued liability	$7,486,000	$—	$7,486,000

During the first quarter of 2006 we recorded additional restructure charges of $639,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. Market conditions for subleasing the facility continued to be poor, therefore, we extended our estimate for additional time that may be required to find a sublease tenant. In addition, we reviewed and adjusted downward our assumptions surrounding escalation in sublease rental income. Adjustments to the accrued restructure liability for the six months ended June 30, 2006 reflect $375,000 of accretion expense for the period. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying Condensed Consolidated Statement of Operations.

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

In May 2006, we amended the lease for our Seattle location which reduced our square footage three years before the end of the original lease term. This modification was entered into as a result of the reduction of our workforce. Expenses related to the termination of the lease totaling $172,000 are included in restructuring charges for the three and six months ending June 30, 2006.

Through June 30, 2006, we have recorded contract termination costs totaling $9.4 million for our Bothell facility. We expect to incur an additional $3.2 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

4. Equity

Financing

On March 10, 2006, we sold 1,279,161 shares of our common stock in a registered offering at a price of $3.90 per share and received net proceeds of approximately $4.8 million.

Stock Compensation

We have various stock option plans (Option Plans) that provide for the issuance of nonqualified and incentive stock options to acquire up to 1,297,944 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In May and June of 2006, as part of an employee retention plan, the Company granted options to purchase an aggregate of 306,500 shares of common stock with an accelerated twelve month vesting period. A total of 198,000 of these options to purchase shares of common stock were granted with exercise prices of $3.80, exceeding the $2.46 fair value of the common stock on the grant date. Every non-employee member of our Board of Directors receives an annual nonqualified stock option grant and these options vest over a twelve month period provided they continue service to us. Stock option exercises are fulfilled through the issuance of new shares of common stock.

Effective January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires us to expense the fair value of stock options granted over the vesting period. We have adopted SFAS No. 123R using the modified prospective application method and recognized $243,000 of stock-based compensation expense in the second quarter of 2006 and $464,000 for the six months ending June 30, 2006. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. For the three months ended June 30, 2006, we classified $137,000 of the stock-based compensation expense as research and development expense and $106,000 as general and administrative expense. For the six months ended June 30, 2006 we classified $262,000 as research and development expense and $202,000 as general and administrative expense. As of June 30, 2006, total unrecognized compensation cost related to unvested options was approximately $1.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 11.5 months.

Prior to January 1, 2006, we presented pro forma disclosure of stock-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation,” and accounted for stock options under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. The following table illustrates the effect on net loss and loss per share amounts if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss:
As reported	$(5,294,000)	$(9,966,000)
Pro forma stock-based compensation expense	(404,000)	(868,000)
Pro forma	$(5,698,000)	$(10,834,000)

Basic and diluted net loss per share:
As reported	$(0.62)	$(1.16)
Pro forma	(0.67)	(1.27)

The following is a summary of our stock option activity and related prices for the first six months of 2006:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	704,071	$20.85
Granted	332,200	3.34
Exercised	(3,350)	3.44
Forfeited	(101,442)	17.10
Balance, June 30, 2006	931,479	15.08

The weighted average fair value of stock options granted during the six months ending June 30, 2006 was $1.85 and was $6.89 for the six months ending June 30, 2005. The weighted average remaining contractual term of options currently exercisable as of June 30, 2006 is 5.73 years and was 5.99 years for options exercisable at June 30, 2005. We received $11,500 from the exercise of stock options for the six months ending June 30, 2006.

Stock options outstanding and exercisable as of June 30, 2006 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$2.30 - $2.90	135,054	$2.55	9.43	29,404	$2.78
3.80	214,500	3.80	9.95	—	—
4.30 - 12.20	194,348	7.94	7.75	107,569	7.61
12.60 - 15.60	195,200	13.33	7.55	112,372	13.47
15.90 - 148.80	192,377	45.45	3.93	188,296	45.91
Balance, June 30, 2006	931,479	15.08	7.67	437,641	25.27

The total intrinsic value of stock options is summarized as follows:

	Number of Option Shares	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	931,479	$—
Options exercisable at June 30, 2006	437,641	—
Options exercised during the six months ended June 30, 2006	3,350	3,199

The aggregate intrinsic value is determined using the closing price of our common stock on June 30, 2006 of $2.30 per share. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The following are the weighted average assumptions for the periods noted:

Six Months ended June 30,
	2006	2005
Expected dividend rate	Nil	Nil
Expected stock price volatility range	1.086-1.107	1.116-1.122
Risk-free interest rate range	4.25-4.85%	3.25-4.13%
Expected life of options range	4-5 years	4 years

The risk-free interest rate is based on the U.S. treasury security rate. We estimate the expected life of options and the expected volatility ranges based on our historical data.

5. Goodwill

The table below reflects changes in the balance related to goodwill for the six months ended June 30, 2006:

December 31, 2005 goodwill balance	$31,649,000
Impairment charge	(23,723,000)
June 30, 2006 goodwill balance	$7,926,000

We perform goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” on an annual basis or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. Normally, we perform our annual impairment test as of October 1. However, as a result of a decline in our traded share price of our common stock during June 2006, to a level which reduced our market capitalization to an amount less than the fair value of the Company’s net assets, we concluded that this was an indicator of impairment of our goodwill and therefore, we were required to perform an interim goodwill impairment test. In the first step of this testing, since the Company is comprised of only one reporting unit, we compared the fair value of the Company, as measured by market capitalization and discounted cash flow analysis, to the net carrying value of our assets. Since the indicated fair value of the company was less than the net carrying value of our assets, we were then required to perform the second step of the evaluation and measure the amount of the impairment loss. This analysis requires us to determine the implied value of goodwill by allocating the estimated fair value of the Company to its assets and liabilities including intangible assets such as in-process research and development, completed technology, and trademarks and trade names using a hypothetical purchase price allocation as if the Company had been acquired in a business combination as of the date of the impairment test. This evaluation resulted in an implied goodwill balance of $7.9 million and a second quarter 2006 non-cash goodwill impairment charge of $23.7 million.

6.   Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations, as presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss as reported	$(27,876,000)	$(5,294,000)	$(31,608,000)	$(9,966,000)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	48,000	—
Foreign currency translation adjustment	15,000	—	13,000	—
Other comprehensive loss	$(27,861,000)	$(5,294,000)	$(31,547,000)	$(9,966,000)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by; forward-looking statements for a number of reasons, including the risks described in the section entitled “Risk Factors” in Part II, Item 1A of this quarterly report.

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

We are primarily focused on the following product development programs:

Description	Indication	Partner	Development Status
AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis		Phase I/II
AAV delivery of HIV antigens (tgAAC09)	HIV/AIDS	IAVI	Phase II
AAV delivery of HIV antigens	HIV/AIDS	NIAID	Preclinical
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Preclinical
AAV expression of htt siRNA	Huntington’s disease	Sirna	Preclinical

In June 2006, we reported preliminary data from our ongoing Phase I/II trial of tgAAC94 in patients with inflammatory arthritis. In the study, approximately 120 adults are being randomized into three dose groups to receive a single intra-articular injection of either tgAAC94 or a placebo, followed by an open-label injection of tgAAC94 after 12 to 30 weeks, depending on when the target joint meets criteria for re-injection. To date, approximately 40 subjects have received an injection of blinded study drug or placebo. Preliminary data indicate tgAAC94 is safe and well-tolerated at doses of up to 5x10(12) particles (DRP) /mL in subjects with and without systemic TNF-alpha antagonists. Data from the first cohort of subjects treated with doses of 1x10(11) (DRP)/mL of joint volume demonstrate a trend toward sustained improvement in tenderness and swelling in treated joints, compared to placebo. Additionally, fewer patients receiving tgAAC94 had symptoms requiring re-injection at the 12-week time point, compared with patients in the placebo arm. Although the numbers are small, the data also suggest a trend toward greater responses to tgAAC94 in patients taking systemic TNF-alpha antagonist therapy compared with patients not on these therapies. We are continuing to follow the subjects and plan on reporting additional results in the fourth quarter of 2006.

In June 2006, we entered into a collaboration and license agreement with IAVI, the Columbus Children’s Research Institute (CCRI) and The Children’s Hospital of Philadelphia (CHOP) in support of the development and commercialization of HIV/AIDS vaccines. The new agreement supersedes our previous collaboration agreement with IAVI and CCRI and addresses development and commercialization issues consistent with the significant progress made in the HIV/AIDS vaccine development program. Under this new agreement, we expect to continue to receive funding from IAVI for the continued development of HIV/AIDS vaccines for the developing world. We also received the rights to utilize the findings from the IAVI funded program to develop and commercialize HIV/AIDS vaccines for both the developed world and for any additional vaccine candidates. Among other rights granted under this agreement, IAVI retains the exclusive rights for commercialization in the developing world of any HIV/AIDS vaccine that is developed under the collaboration, and will receive a royalty on income received by us from the development and commercialization of vaccines. Also, on July 10, 2006, in connection with entering into this agreement we issued IAVI 25,000 shares of our common stock.

Our recorded goodwill originated with our acquisition of Genovo, Inc. in September, 2000. As a result of a decline in our share price during June 2006, to a level which reduced our market capitalization to an amount less than the fair value of the Company’s net assets, we were required to perform an interim goodwill impairment test. This impairment test resulted in the recognition of a loss on impairment of goodwill in the amount of $23.7 million. This non-cash charge results both from the decline in the company’s fair value (as indicated by the decline in our share price) as well as the calculation of implied goodwill resulting from a hypothetical allocation of the Company’s fair value to the fair value of its assets and liabilities including intangible assets as if the Company had been acquired in a hypothetical business combination on the date of the impairment test.

We have financed our operations primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, through proceeds from the issuance of debt and loan funding under equipment financing arrangements.

Our primary expenses are related conducting our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities and accordingly, to an extent, we are able to reduce expenses and conserve our resources by reducing these activities. For example, in January 2006 we restructured our operations to concentrate our resources on generating data from the clinical trials of our inflammatory arthritis product candidate, maintaining our manufacturing capabilities and advancing our partner funded product development efforts. As part of this restructuring we eliminated 26 positions, which reduced our workforce by approximately 27%, including scientific, operations and administrative functions that were not required to support our programs.

As of June 30, 2006, our accumulated deficit totaled $281.6 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities.

Notwithstanding our January 2006 cost-cutting measures, we will require access to significant amounts of capital in order to successfully develop our lead inflammatory arthritis product candidate and our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Other than with respect to those items described below, there have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The critical accounting policies, estimates and assumptions below have been updated to provide more recent financial and factual information as of June 30, 2006.

Goodwill

When we purchased Genovo, Inc. in 2000 we recorded intangible assets of $39.5 million on our financial statements, which represented know-how, an assembled workforce and goodwill. Between 2000 and 2002 we recognized $8.1 million of amortization of the goodwill and intangible assets and in 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 discontinued amortization of goodwill and requires us to perform goodwill impairment tests annually or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. We assess any potential impairment using a two-step process. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires us to compare the fair value of the total Company, as measured by market capitalization to the company’s net book value. If the fair value of the company is greater, then no impairment is indicated. If the fair value of the Company is less then the net carrying value of its assets, then we are required to perform the second step to determine the amount, if any, of goodwill impairment. In step two, the implied fair value of goodwill is calculated and compared to its carrying amount. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating the fair value of the Company to all of its assets and liabilities including intangible assets such as in process research and development and developed technology as if the company had been acquired in a hypothetical business combination as of the date of the impairment test. The Company engaged an independent valuation firm to assist with the evaluation, including the assessment of the estimated fair value of the Company and the hypothetical purchase price allocations.

As a result of the interim goodwill impairment test, we recognized a non-cash loss on impairment of goodwill during the three month period ended June 30, 2006 of $23.7 million based on an assessment that the implied value of goodwill was $7.9 million at June 30, 2006.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating the fair value of the Company, we make estimates and judgments about its future revenues and cash flows, application of a discount rate, and the potential control premium relative to the market price of the Company’s stock at the valuation date. In estimating the fair value of the Company’s net assets, including intangible assets we make estimates and judgments relating to the fair value of specific assets and liabilities. These estimates generally involve projections of the cash flows which may be provided by specific assets such as in process research and development, completed technology and trademarks and trade names, including assumptions as to the probability of bringing drug candidates to market, the timing of product development, the market size addressed by our potential products, and the application of discount rates. Changes in these estimates could impact the Company’s conclusion as to whether an impairment has occurred and could also significantly impact the amount of impairment recorded.

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

On January 1, 2006, we adopted SFAS No. 123R “Share-Based Payment.” We have adopted the SFAS No. 123R fair value recognition provisions using the modified prospective transition method. Under the modified prospective method, compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, we recorded $243,000 of expense for stock-based compensation for the three months ending June 30, 2006 and $464,000 for the six months ending June 30, 2006. This expense is classified as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006

Research and development	$(137,000)	$(262,000)
General and administrative	(106,000)	(202,000)
Total stock-based compensation	$(243,000)	$(464,000)

The proforma cost of stock options compensation for the three months ended June 30, 2005 was $404,000 and the proforma cost of stock option compensation for the six months ending June 30, 2005 was $868,000 for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. As of June 30, 2006, total unrecognized compensation cost related to unvested options was approximately $1.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 11.5 months.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ending June 30, 2006 was $1.4 million, which was reasonably consistent compared to the same period in 2005. Revenue increased to $3.8 million for the six months ended June 30, 2006 compared to $3.5 million for the same period in 2005. The increase in revenue reflects higher research and development activities under our collaboration with Celladon and our recently initiated research and development activities under the National Institute of Allergy and Infectious Disease (NIAID) contract, partially offset by decreased research and development activities from our collaboration with IAVI. We expect that our revenue for the remainder of 2006 will consist primarily of research and development revenue earned under our collaborations with Celladon and IAVI and the contract with the NIAID. For the next several years, our revenue will depend on the continuation of the current collaborations and our success with entering into and then performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses decreased to $3.7 million for the three months ended June 30, 2006 compared to $4.8 million for the same period in 2005. This decrease reflects lower preclinical costs incurred as a result of the January 2006 restructuring partially offset by higher expenses in support of our inflammatory arthritis program and the recognition of stock option expense. Research and development expense decreased to $7.4 million for the six months ended June 30, 2006 compared to $9.3 million for the same period in 2005. This decrease reflects lower costs related to our HIV/AIDS vaccine collaboration with IAVI and reduced costs related to our cystic fibrosis project offset by increases in development efforts related to our inflammatory arthritis project and lower costs as a result of the restructuring efforts implemented in January 2006.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Programs in clinical development:
HIV/AIDS vaccine	$794,000	$864,000	$1,111,000	$1,988,000
Inflammatory arthritis	875,000	581,000	1,433,000	1,167,000
Cystic fibrosis (1)	17,000	85,000	35,000	274,000
Indirect costs	1,263,000	1,099,000	1,592,000	2,610,000
Total clinical development program expense	2,949,000	2,629,000	4,171,000	6,039,000
Research and preclinical development program expense	734,000	2,179,000	3,189,000	3,308,000
Total research and development expense	$3,683,000	$4,808,000	$7,360,000	$9,347,000

(1) No longer in development

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

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for the HIV/AIDS vaccine development activities under the NIAID contract and the congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2006 from $1.7 million for the same period in 2005. General and administrative expenses decreased to $3.0 million for the six months ended June 30, 2006 from $3.5 million for the same period in 2005. The decrease reflects lower payroll expenses as a result of the January 2006 restructuring and lower patent costs, offset partially by stock-based compensation expense for general and administrative employees.

Restructure Charges.    Restructure charges increased to $363,000 for the three months ended June 30, 2006, compared to $119,000 for the same period in 2005. Restructure charges increased to $1.4 million for the six months ended June 30, 2006, compared to $338,000 for the same period in 2005. Restructuring charges in the six month periods include charges of $639,000 in 2006 and $100,000 in 2005 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market. Restructuring charges also include accretion expense of $375,000 in the six month period ended June 30, 2006 and $237,000 in the six month period ended June 30, 2005. In January 2006, we recorded a $219,000 charge related to the employee termination benefits of our restructuring efforts to realign our resources to advance our lead inflammatory arthritis product through clinical trials. In the second quarter of 2006 we recorded $172,000 in relation to the early termination of a portion of our Seattle facility lease resulting from our earlier head count reductions.

Goodwill impairment charge - As discussed in Note 5 to the condensed consolidated financial statements, we recognized a non-cash loss on impairment of goodwill during the three month period ended June 30, 2006. As a result of a decline in our share price during June 2006, to a level which reduced market capitalization to an amount less than the fair value of the Company’s net assets, we were required to perform an interim goodwill impairment test. As a result of this evaluation we recognized a non-cash impairment charge of $23.7 million, which is equal to the recorded value of goodwill in excess of its implied value.

Other Income and Expense

Investment Income.    Investment income increased to $170,000 for the three month period ended June 30, 2006 compared to a loss of $33,000 for the same period in 2005. Investment income increased to $321,000 for the six month period ended June 30, 2006 compared to $67,000 for the same period in 2005 due to a non-cash charge of $244,000 to record an other than temporary impairment in the carrying value of the Chromos securities in the second quarter of 2005. Investment income primarily reflects interest income earned on our short term investments.

Interest Expense.    Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $123,000 for the three months ended June 30, 2006, compared to $136,000 for the same period in 2005. Interest expense decreased to $236,000 for the six months ending June 30, 2006 compared to $265,000 for the same period in 2005. The decrease primarily reflects lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements and the Biogen note.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $12.2 million as of June 30, 2006 compared to $14.1 million as of December 31, 2005. Our cash and cash equivalents decreased in the six months ending June 30, 2006 reflecting our cash used in operations of $6.6 million is partially offset by the proceeds of $4.8 million from our March 2006 sale of 1.3 million shares of our common stock. Our shareholders’ equity decreased to $4.4 million at June 30, 2006, compared to $30.6 million at December 31, 2005 primarily due to our net loss of $31.6 million for the six months ended June 30, 2006 including a goodwill impairment charge of $23.7 million.

In March 2006, we sold 1,279,161 shares of our common stock in a registered offering at a price of $3.90 per share and received net proceeds of approximately $4.8 million. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million. This ineligibility results in a longer length of time necessary to raise capital.

Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. Our HIV/AIDS vaccine candidate and our inflammatory arthritis product candidate are both in clinical trials. We expect to continue incurring significant expense in advancing our inflammatory arthritis product candidate toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.

Since implementing a reduction in force in January 2006, we have focused our development funding on our inflammatory arthritis product candidate, which is in clinical trials. During 2005, we spent approximately $2.4 million on this program in outside costs and allocated staff costs to support research and development activities and clinical trial costs, and we expect to spend approximately $3 million in 2006 on this program, largely for clinical trial expenses. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant outstanding debt, lease commitments and long-term obligations which draw on our cash resources. Our most significant obligations are approximately $14.0 million of remaining Bothell facility lease payments which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015 and $8.2 million of long-term debt to Biogen Idec. Under our modified loan agreements with Biogen Idec, we are obligated to make annual interest payments and scheduled payments of $3.2 million of principal plus accrued interest on August 1, 2007 and $2.5 million of principal plus accrued interest on August 1, 2008 and August 1, 2009. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. We will need to raise additional capital to make the scheduled payments and to repay these notes.

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which subject to termination by the collaborative partner, often extends for multiple years. For example, in the second half of 2005 we extended the scope of our HIV/AIDS vaccine program via a collaboration between CHOP, CCRI and us under a contract awarded by the NIAID. Our portion of the funding for this new collaboration could be up to $18 million over the next five years.

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

Our partners have the right to terminate our collaborations and their obligation to provide research funding at any time for any reason. For example IAVI can terminate our HIV/AIDS vaccine collaboration with 180 days notice. If we were to lose the collaborative funding expected from our IAVI collaboration, our NIAID collaboration with CHOP and CCRI or our Celladon collaboration and were unable to obtain alternative sources of funding for the product candidate under development in that collaboration, we may be unable to continue our research and development program for that product candidate.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times.  In addition, we intend to manage our cash by focusing on advancing our inflammatory product candidate through clinical testing. Our financing strategy is focused around the advancement of our two programs in clinical development, advancement of our newer development collaborations and generating value out of our other intellectual assets and capabilities. In the biotechnology industry there is a low level of success in clinical trials and our ability to raise capital depends in part on clinical trial success.

We are currently evaluating additional sources of financing which could involve one or more of the following:

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	mergers and acquisitions;

•	borrowing under loan or equipment financing arrangements; or

•	issuing debt.

We expect that our total cash requirements for 2006 will range from $13 million to $16 million and that our cash and cash equivalents at June 30, 2006, plus the funding from our product development collaborations and contracts will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Items with interest rate risk:

• Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At June 30, 2006, we held $12.2 million in cash and cash equivalents, which are primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at June 30, 2006, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2006.

• Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen which contains a variable interest rate. Interest payments on this loan are established quarterly based upon the one-year London Interbank Offered Rate, or LIBOR, plus 1%. As of June 30, 2006, we were accruing interest on the note at a rate of 6.42%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of June 30, 2006, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2006	2007	2008	2009	2010	Total
Variable rate note	$—	$2,500,000	$2,500,000	$2,500,000	$—	$7,500,000

Items with market and foreign currency exchange risk:

• Investment in Chromos Molecular Systems, Inc.: At June 30, 2006, we held 2.5 million shares of Chromos Molecular Systems, or Chromos, common shares with a market value of $0.18 per common share denominated in Canadian dollars. As of June 30, 2006 the Canadian to US exchange rate was US $0.8931 per CA $1.00. As of June 30, 2006, our investment is recorded at $395,000 with a $40,000 unrealized gain and is classified within prepaid expenses and other. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 280,000 shares of Chromos stock in 2006, we have recorded $8,000 of net realized gains and received $49,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated in Section 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The risk factors below were disclosed on the Form 10-K and have been updated to provide more recent financial and factual information as of June 30, 2006.

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

    We expect that our cash and cash equivalents at June 30, 2006, plus the funding from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. In addition, we owe approximately $8.2 million in aggregate principal amount under two notes payable to Biogen Idec. The terms of the notes require us to make annual interest payments and scheduled principal payments of $3.2 million in August 2007 and $2.5 million in each of August 2008 and 2009. We will need to raise additional capital to make the scheduled payments and to repay these notes. Additional sources of financing could involve one or more of the following:

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	entering into additional product development collaborations;

•	selling or licensing our technology or product candidates;

•	mergers and acquisitions;

•	borrowing under loan or equipment financing arrangements; or

•	issuing debt.

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of June 30, 2006, we had an accumulated deficit of $281.6 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

     In November 2005, IAVI initiated a Phase II trial for our HIV/AIDS vaccine product candidate in South Africa. In March 2006, we initiated a Phase I/II trial for our inflammatory arthritis product candidate in the United States and Canada. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons, including the risks discussed elsewhere in this section. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

  A portion of our operating expenses are funded through our collaborative agreements with third parties. We currently have strategic partnerships with two biotechnology companies, Sirna Therapeutics and Celladon, one public health organization, IAVI, and through a contract with a U.S. government agency, NIAID, that provide for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, we have a collaboration and license agreement with IAVI which may be terminated at will by IAVI subject to a notice provision in the agreement. We expect IAVI to provide us with funding to reimburse research and development and manufacturing expenses that we incur in connection with the collaboration. As a result, a significant portion of our operating expenses are funded through our collaborative agreements with IAVI. Additionally, IAVI directly funds the Phase II clinical trial for our HIV/AIDS vaccine product candidate.

A continued decline in our stock price or decline in our shareholders’ equity a could cause our common stock to be delisted from the NASDAQ Capital Market, the liquidity and market price of our common stock would decline.

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

      On May 8, 2006, our board of directors approved an amendment to our articles of incorporation to reduce our number of authorized shares of common stock from 180,000,000 to 18,000,000 and also approved a one-for-ten reverse stock split of our common stock. The reverse stock split was effective with respect to shareholders of record at the close of trading on May 10, 2006, and our common stock began trading on a split-adjusted basis on May 11, 2006. On May 25, 2006, we received notification from the Nasdaq Listing Qualifications Staff that we had regained compliance with Marketplace Rule 4310(c)(4) and that the Staff would give this matter no further consideration. There can be no assurance that we will continue to meet the $1.00 minimum bid requirement.

     As of June 30, 2006, our shareholders’ equity was $4.4 million. The minimum continued listing requirement for the Nasdaq Capital Market is $2.5 million. We have incurred significant net losses since our inception and may incur additional losses in the future. If our shareholders’ equity decreases below $2.5 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $2.5 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4320(e)(2).

 If we were delisted from the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business.

     A small number of investors own a significant number of shares of our common stock. As of June 30, 2006, Elan held approximately 1.2 million and Biogen Idec held approximately 1.2 million shares of our common stock. Together these holdings represent approximately 23.6% of our common shares outstanding as of June 30, 2006. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

     Both Biogen Idec and Elan have sold shares of our common stock and may continue to do so. Sales of significant value of stock by these investors may introduce increased volatility to the market price of our common stock. In accordance with the termination agreement that we entered into with Elan with in March 2004, Elan is only permitted to sell quantities of stock our equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended.

Item 2.    Unregistered Sales of Securities and Use of Proceeds

On June 21, 2006, the Company issued 20,000 shares of common stock to Needham & Company, LLC in lieu of cash payments for expenses and fees, and the issuance of warrants. The compensation due to Needham was in connection with an engagement the Company had with Needham and the referral of one of the investors in the Company’s registered offering in March 2006 from Needham. The Company received a release of any claims Needham may have had against the Company as consideration for the shares. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended, to an institutional investor.

On July 10, 2006, the Company issued 25,000 shares of common stock to the International AIDS Vaccine Initiative as part of the consideration for the Collaboration and License Agreement, dated January 1, 2005, by and among the International AIDS Vaccine Initiative, Children’s Research Institute, The Children’s Hospital of Philadelphia, and the Company. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended, to an accredited investor.

Certain of our loan agreements contain financial covenants establishing limits on our ability to declare or pay cash dividends.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held an annual meeting of our shareholders on May 8, 2006. Of the 85,707,244 shares outstanding as of the record date for the annual meeting, 79,149,470 shares, or 92.35% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

1)
At the annual meeting, Nelson L. Levy, H. Stewart Parker and Michael S. Perry were each elected to serve as Class 3 members of our board of directors, each to hold office for a three-year term or until his successor is elected and qualified and Roger Hawley was elected to serve as Class 2 members of our board of directors, each to hold office for a two-year term or until his successor is elected and qualified. The Board members whose terms in office continued after the annual meeting were Jeremy L. Curnock Cook (chairman), Jack L. Bowman, Joseph Davie, and Louis Lacasse. Each of the directors who stood for reelection was elected with the following voting results:

Nominee	Votes For	Votes Withheld
Nelson L. Levy	78,067,294	1,082,176
H. Stewart Parker	77,890,292	1,259,178
Michael S. Perry	78,070,935	1,078,535
Roger L. Hawley	78,069,104	1,080,366

2)
A proposal to approve an amendment and restatement of our Amended and Restated Articles of Incorporation to (i) effect a stock combination (reverse stock split) of the Common Stock in a ratio of either one-for-five, one-for-seven, or one-for-ten, as may be determined by the Board of Directors, (ii) establish, depending on the ratio of the reverse stock split, the authorized shares of Common Stock at 36,000,000, 25,714,286, or 18,000,000 shares, respectively, and the authorized shares of our Preferred Stock to 1,200,000, 857,143, or 600,000 shares, respectively (of which 360,000, 257,143, or 180,000 shares, respectively, shall be designated Series A Participating Cumulative Preferred Stock), after giving effect to the reverse stock split and (iii) make other ministerial changes, and to authorize the Board of Directors, if determined appropriate by the Board of Directors at any time before the 2007 annual meeting of shareholders, to file such an amendment and restatement of our Amended and Restated Articles of Incorporation reflecting the ratio it has selected, passed with the following results:

Votes For	Votes Against	Abstain	Broker Non-Votes
74,808,107	4,129,343	212,017	0

3)	A proposal to approve the ratification of Ernst &Young LLP as the Company’s independent registered public accounting firm passed with the following results:

Votes For	Votes Against	Abstain
78,737,7555	317,337	94,375

Item 5.    Other Information

None.

Item 6.    Exhibits

See the Index to Exhibits included in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: August 9, 2006	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2006	By:	/s/ DAVID J. POSTON
David J. Poston, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	05/10/2006	3.1

3.2	Amended and Restated Bylaws	10-K	12/31/1996	3.2

10.1	Sixth Lease Amendment, dated April 25, 2006, between Targeted Genetics and Walton Corporation	10-Q	3/31/2006	10.4

10.2	Seventh Lease Amendment dated as of June 7, 2006 by and between Targeted Genetics Corporation and Met Park West IV, L.L.C.	8-K	6/21/2006	10.1

10.3
Collaboration and License Agreement, dated as of January 1, 2005, by and among Targeted Genetics, the International AIDS Vaccine Initiative, Columbus Children’s Research Institute, and The Children’s Hospital of Philadelphia*
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