Form 10-Q
period 2006-09-30
TARGETED GENETICS CORP /WA/
filed 2006-11-09
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of November 8, 2006: 10,896,898

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2006

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,280,000	$14,122,000
Accounts receivable	613,000	380,000
Prepaid expenses and other	635,000	683,000
Total current assets	10,528,000	15,185,000
Property and equipment, net	1,282,000	1,747,000
Goodwill	7,926,000	31,649,000
Other assets	209,000	217,000
Total assets	$19,945,000	$48,798,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,895,000	$1,770,000
Accrued employee expenses	500,000	587,000
Accrued restructure charges	655,000	1,838,000
Deferred revenue	323,000	278,000
Current portion of long-term obligations	3,195,000	155,000
Total current liabilities	6,568,000	4,628,000

Accrued restructure charges and deferred rent	6,891,000	5,422,000
Long-term obligations	5,002,000	8,177,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 18,000,000 shares authorized, 9,896,898 shares issued and outstanding at September 30, 2006 and 8,569,424 shares issued and outstanding at December 31, 2005	99,000	86,000
Additional paid-in capital	286,200,000	280,543,000
Accumulated deficit	(284,835,000)	(250,037,000)
Accumulated other comprehensive income (loss)	20,000	(21,000)
Total shareholders’ equity	1,484,000	30,571,000
Total liabilities and shareholders’ equity	$19,945,000	$48,798,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue under collaborative agreements	$2,012,000	$1,468,000	$5,856,000	$4,930,000

Operating expenses:
Research and development	3,123,000	4,653,000	10,483,000	14,000,000
General and administrative	1,687,000	1,490,000	4,736,000	5,035,000
Restructure charges	413,000	1,188,000	1,818,000	1,526,000
Goodwill impairment charge	—	—	23,723,000	—
Total operating expenses	5,223,000	7,331,000	40,760,000	20,561,000

Loss from operations	(3,211,000)	(5,863,000)	(34,904,000)	(15,631,000)
Investment income	147,000	315,000	468,000	382,000
Interest expense	(126,000)	(135,000)	(362,000)	(400,000)
Net loss	$(3,190,000)	$(5,683,000)	$(34,798,000)	$(15,649,000)

Net loss per common share (basic and diluted)	$(0.32)	$(0.66)	$(3.64)	$(1.83)
Shares used in computation of basic and diluted net loss per common share	9,894,000	8,563,000	9,548,000	8,563,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(34,798,000)	$(15,649,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537,000	1,009,000
Stock-based compensation	691,000	—
Stock issued to outside vendors	141,000	—
Goodwill impairment charge	23,723,000	—
Loss (gain) on investments	(8,000)	136,000
Changes in assets and liabilities:
Increase in accounts receivable	(233,000)	(207,000)
Decrease (increase) in prepaid expenses and other	48,000	(173,000)
Decrease in other assets	8,000	459,000
Increase in current liabilities	38,000	4,000
Increase in deferred revenue	45,000	—
Increase in accrued restructure expenses and deferred rent	286,000	986,000
Net cash used in operating activities	(9,522,000)	(13,435,000)

Investing activities:
Purchases of property and equipment	(72,000)	(618,000)
Proceeds from sale of investments	49,000	46,000
Net cash used in investing activities	(23,000)	(572,000)

Financing activities:
Net proceeds from sales of common stock	4,826,000	5,000
Proceeds from the exercise of stock options	12,000	2,000
Repayment of debt	—	(2,500,000)
Payments under leasehold improvements and equipment financing arrangements	(135,000)	(445,000)
Net cash provided by (used in) financing activities	4,703,000	(2,938,000)

Net decrease in cash and cash equivalents	(4,842,000)	(16,945,000)
Cash and cash equivalents, beginning of period	14,122,000	34,096,000
Cash and cash equivalents, end of period	$9,280,000	$17,151,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2005 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly-owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

We do not believe that our results of operations for the three and nine months ended September 30, 2006 are necessarily indicative of the results to be expected for the full year.

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

Our combined cash and cash equivalents total $9.3 million at September 30, 2006. We expect that these funds plus the funding we expect from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Additional funding may not be available to us on reasonable terms, if at all. Depending on our ability to successfully access additional funding, we may be forced to take cost reduction measures that may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We have prepared the accompanying financial statements assuming that we will continue as a going concern and our financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

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

2.   Long-Term Obligations

Long-term obligations consisted of the following:
	September 30,	December 31,
	2006	2005

Loans payable to Biogen Idec	$8,150,000	$8,150,000
Equipment financing obligations	47,000	182,000
Total obligations	8,197,000	8,332,000
Less current portion	(3,195,000)	(155,000)
Total long-term obligations	$5,002,000	$8,177,000

As of September 30, 2006 we had $7.5 million of principle remaining on a $10.0 million note payable to Biogen Idec, a beneficial owner of approximately 11.8% of our outstanding common shares. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends and scheduled principal payments of $2.5 million are due August 1 2007, 2008 and 2009 with interest due each year on August 31. In addition, we have agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest and second to the repayment of outstanding principal in reverse order of maturity. As of September 30, 2006 we also had a second loan, a promissory note payable to Biogen Idec, which we assumed in 2000 as part of our acquisition of Genovo. At September 30, 2006, this promissory note had an outstanding principal balance of $650,000, bore no interest and was scheduled to mature in August 2007.

On November 7, 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we converted $5.65 million of debt into one million shares of common stock issued to Biogen Idec. At the time of signing we made a payment of $500,000 towards the remaining loan balance. The remaining $2.0 million principal balance continues to bear interest at the rate of LIBOR plus 1% and is to be paid in two equal installments of $1.0 million each on August 1, 2007 and 2008. See Note 7 to the condensed consolidated financial statements for the terms of the restructuring.

3.   Accrued Restructure Charges

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of assumed sublease income and expense. We also record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructuring charge in the accompanying condensed consolidated statements of operations.

The table below presents a reconciliation of the accrued restructure liability for the nine month period ended September 30, 2006:

	Contract Termination Costs	Employee Termination Benefits	Total
December 31, 2005 accrued liability	$7,149,000	$—	$7,149,000
Charges incurred	1,033,000	221,000	1,254,000
Adjustments to the liability (accretion)	564,000	—	564,000
Amount paid	(1,211,000)	(221,000)	(1,432,000)
September 30, 2006 accrued liability	$7,535,000	$—	$7,535,000

During the first quarter of 2006 we recorded additional restructure charges of $639,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. Market conditions for subleasing the facility continued to be poor, therefore, we extended our estimate for additional time that may be required to find a sublease tenant. In addition, we reviewed and adjusted downward our assumptions surrounding escalation in sublease rental income. In the third quarter of 2006 we recorded additional restructure charges of $221,000 as a result of further extending the anticipated lead time for subleasing the facility. In addition to these adjustments to the accrued restructure liability we have incurred $188,000 of accretion expense for the three month period ending September 30, 2006 and $564,000 of accretion expense for the nine month period ending September 30, 2006. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying condensed consolidated statement of operations.

Restructuring charges also includes $221,000 of employee termination benefits recognized during the first quarter of 2006 related to the restructuring announced in January 2006 in order to reduce expenses and realign resources to advance our inflammatory arthritis product through clinical trials. We reduced our workforce by 26 employees, primarily in early-stage research and development groups and in operational and general and administrative functions.

In May 2006, we amended the lease for our Seattle location which reduced our square footage three years before the end of the original lease term. We entered into this modification to reduce operating costs. Expenses related to the termination of the lease totaling $173,000 are included in restructuring charges for the three and nine months ending September 30, 2006.

Through September 30, 2006, we have recorded contract termination costs totaling $9.8 million for our Bothell facility. We expect to incur an additional $3.2 million in accretion expense and pay $13.6 million in rent through the expiration of the Bothell lease in September 2015.

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

Stock Compensation

We have various stock option plans, or Option Plans, that provide for the issuance of nonqualified and incentive stock options to acquire up to 1,297,944 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In May and June of 2006, as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of common stock with an accelerated twelve month vesting period. We granted a total of 198,000 of these options to purchase shares of common stock with exercise prices of $3.80, exceeding the $2.46 fair value of the common stock on the grant date. Every non-employee member of our Board of Directors receives an annual nonqualified stock option grant and these options vest over a twelve month period provided they continue service to us. Stock option exercises are fulfilled through the issuance of new shares of common stock.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires us to expense the fair value of stock options granted over the vesting period. We have adopted SFAS No. 123R using the modified prospective application method and recognized $227,000 of stock-based compensation expense in the third quarter of 2006 and $691,000 for the nine months ending September 30, 2006. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. For the three months ended September 30, 2006, we classified $117,000 of the stock-based compensation expense as research and development expense and $110,000 as general and administrative expense. For the nine months ended September 30, 2006 we classified $379,000 as research and development expense and $312,000 as general and administrative expense. As of September 30, 2006, total unrecognized compensation cost related to unvested options was approximately $835,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 9.5 months.

Prior to January 1, 2006, we presented pro forma disclosure of stock-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation,” and accounted for stock options under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally recognizes no compensation cost for employee stock option grants. The following table illustrates the effect on net loss and loss per share amounts if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$(5,683,000)	$(15,649,000)
Pro forma stock-based compensation expense	(374,000)	(1,242,000)
Pro forma	$(6,057,000)	$(16,891,000)

Basic and diluted net loss per share:
As reported	$(0.66)	$(1.83)
Pro forma	(0.71)	(1.97)

The following is a summary of our stock option activity and related prices for the first nine months of 2006:

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	704,071	$20.84
Granted	336,100	3.33
Exercised	(3,350)	3.44
Forfeited	(129,265)	15.17
Balance, September 30, 2006	907,556	15.23

The weighted average fair value of stock options granted during the nine months ending September 30, 2006 was $1.84 per share and was $6.80 per share for the nine months ending September 30, 2005. The weighted average remaining contractual term of options currently exercisable as of September 30, 2006 is 6.15 years and was 5.93 years for options exercisable at September 30, 2005. We received $12,000 from the exercise of stock options for the nine months ending September 30, 2006.

Stock options outstanding and exercisable as of September 30, 2006 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 1.80 - $2.90	128,420	$2.53	9.16	54,064	$2.65
3.80	212,000	3.80	9.70	49,499	3.80
4.30 - 12.20	188,834	7.91	7.47	116,876	7.63
12.60 - 15.60	187,613	13.33	7.28	120,395	13.45
15.90 - 148.80	190,689	45.60	3.65	187,409	45.98
Balance, September 30, 2006	907,556	15.23	7.39	528,243	21.69

The total intrinsic value of stock options is summarized as follows:

	Number of Option Shares	Aggregate Intrinsic Value
Options outstanding at September 30, 2006	907,556	$—
Options exercisable at September 30, 2006	528,243	—
Options exercised during the nine months ended September 30, 2006	3,350	3,199

The aggregate intrinsic value is determined using the closing price of our common stock on September 30, 2006 of $1.81 per share. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The following are the weighted average assumptions for the periods noted:

Nine Months ended September 30,
	2006	2005
Expected dividend rate	Nil	Nil
Expected stock price volatility range	1.067-1.107	1.116-1.122
Risk-free interest rate range	4.25-4.85%	3.25-4.13%
Expected life of options range	4-5 years	4 years

The risk-free interest rate is based on the U.S. treasury security rate. We estimate the expected life of options and the expected volatility ranges based on our historical data.

5.   Goodwill
The table below reflects changes in the balance related to goodwill for the nine months ended September 30, 2006:

December 31, 2005 goodwill balance	$31,649,000
Impairment charge	(23,723,000)
September 30, 2006 goodwill balance	$7,926,000

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

6.   Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations, as presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss as reported	$(3,190,000)	$(5,683,000)	$(34,798,000)	$(15,649,000)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(22,000)	48,000	26,000	48,000
Foreign currency translation adjustment	2,000	7,000	15,000	7,000
Other comprehensive loss	$(3,210,000)	$(5,628,000)	$(34,757,000)	$(15,594,000)

7.   Subsequent Events

On November 7, 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we converted $5.65 million of debt into one million shares of common stock issued to Biogen Idec. At the time of signing we made a payment of $500,000 towards the remaining loan balance. The remaining $2.0 million principal balance continues to bear interest at the rate of LIBOR plus 1% and is to be paid in two equal installments of $1.0 million each on August 1, 2007 and 2008. In addition, the agreement provides for early repayment of the 2007 installment within thirty days of a change in control of the Company. Several of the provisions of the modified loan agreement entered into in September 2005 continue including the requirement to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable.

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

You should not unduly rely on these forward-looking statements, which speak only to our expectations as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement after the date of this quarterly report to reflect circumstances or events occurring after the date of this quarterly report or to conform the statement to actual results or changes in our expectations. You should, however, review the factors, risks and other information we provide in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

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

We are primarily focused on the following product development programs:

Description	Indication	Funding Partner	Development Status
AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis		Phase I/II
AAV delivery of HIV antigens (tgAAC09)	HIV/AIDS	IAVI	Phase II
AAV delivery of HIV antigens	HIV/AIDS	NIAID	Preclinical
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Preclinical
AAV expression of htt siRNA	Huntington’s disease	Sirna	Preclinical

In June 2006, we reported preliminary data from our ongoing Phase I/II trial of tgAAC94 in patients with inflammatory arthritis. In the study, approximately 120 adults are being randomized into three dose groups to receive a single intra-articular injection of either tgAAC94 or a placebo, followed by an open-label injection of tgAAC94 after 12 to 30 weeks, depending on when the target joint meets criteria for re-injection. To date, approximately 40 subjects have received an injection of blinded study drug or placebo. Preliminary data indicate tgAAC94 is safe and well-tolerated at doses of up to 5x10(12) particles, or DRP, /mL in subjects with and without systemic TNF-alpha antagonists. Data from the first cohort of subjects treated with doses of 1x10(11) DRP/mL of joint volume demonstrate a trend toward sustained improvement in tenderness and swelling in treated joints, compared to placebo. Additionally, fewer patients receiving tgAAC94 had symptoms requiring re-injection at the 12-week time point, compared with patients in the placebo arm. Although the numbers are small, the data also suggest a trend toward greater responses to tgAAC94 in patients taking systemic TNF-alpha antagonist therapy compared with patients not on these therapies. We are continuing to follow the subjects and plan on reporting additional results in the fourth quarter of 2006.

In August 2006, we reported interim data from a Phase I clinical trial of tgAAC09, an investigational HIV/AIDS vaccine candidate based upon recombinant adeno-associated virus vector serotype 2, or AAV2. Our collaborative partner, the International AIDS Vaccine Initiative (IAVI), is conducting this trial. IAVI enrolled healthy volunteers from Belgium, Germany and India who were not infected with HIV. The Phase I trial is primarily designed to evaluate safety and tolerability of the vaccine at escalating dose levels and is also designed to evaluate immune responses following vaccination. No safety concerns were identified and the vaccine was well tolerated. In a subset of the volunteers receiving a single administration of the highest dose of the vaccine, modest immune responses to the HIV antigens were observed. A second clinical trial of tgAAC09 is ongoing in South Africa, Uganda and Zambia to evaluate a higher dose and to systematically evaluate the utility and optimal timing of boost vaccination.

Our recorded goodwill originated with our acquisition of Genovo, Inc. in September, 2000. As a result of a decline in our share price during June 2006, to a level which reduced our market capitalization to an amount less than the fair value of the Company’s net assets, we were required to perform an interim goodwill impairment test. This impairment test resulted in the second quarter 2006 recognition of a loss on impairment of goodwill in the amount of $23.7 million. This non-cash charge resulted both from the decline in the Company’s fair value (as indicated by the decline in our share price) as well as the calculation of implied goodwill resulting from a hypothetical allocation of the Company’s fair value to the fair value of its assets and liabilities including intangible assets as if the Company had been acquired in a hypothetical business combination on the date of the impairment test.

We have financed our operations primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, through proceeds from the issuance of debt and loan funding under equipment financing arrangements.

Our expenses are primarily incurred in conducting our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities and accordingly, to an extent, we are able to reduce expenses and conserve our resources by reducing these activities. For example, in January 2006 we restructured our operations to concentrate our resources on generating data from the clinical trials of our inflammatory arthritis product candidate, maintaining our manufacturing capabilities and advancing our partner funded product development efforts. As part of this restructuring we eliminated 26 positions, which reduced our workforce by approximately 27%, including scientific, operations and administrative functions that were not required to support our programs.

As of September 30, 2006, our accumulated deficit totaled $284.8 million and our shareholders’ equity totaled $1.5 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Other than with respect to those items described below, there have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The critical accounting policies, estimates and assumptions below have been updated to provide more recent financial and factual information as of September 30, 2006.

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

As a result of an interim goodwill impairment test performed in the second quarter of 2006, we recognized a non-cash loss on impairment of goodwill of $23.7 million based on an assessment that the implied value of goodwill was $7.9 million.

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

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We have adopted the SFAS No. 123R fair value recognition provisions using the modified prospective transition method. Under the modified prospective method, compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, we recorded $227,000 of expense for stock-based compensation for the three months ending September 30, 2006 and $691,000 for the nine months ending September 30, 2006. This expense is classified as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Research and development	$117,000	$379,000
General and administrative	110,000	312,000
Total stock-based compensation	$227,000	$691,000

The proforma cost of stock option compensation for the three months ended September 30, 2005 was $374,000 and the proforma cost of stock option compensation for the nine months ending September 30, 2005 was $1,242,000 for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. As of September 30, 2006, total unrecognized compensation cost related to unvested options was approximately $835,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 9.5 months.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ending September 30, 2006 increased to $2.0 million compared to $1.5 million for the same period in 2005. Revenue increased to $5.9 million for the nine months ended September 30, 2006 compared to $4.9 million for the same period in 2005. The increase in revenue reflects higher research and development activities under our collaboration with Celladon and research and development activities under the National Institute of Allergy and Infectious Disease, or NIAID, contract initiated in Q4-2005. These increases were partially offset by decreased research and development activities from our collaboration with IAVI. We expect that our revenue for the remainder of 2006 will consist primarily of research and development revenue earned under our collaborations with Celladon, the NAID and IAVI. For the next several years, our revenue will depend on the continuation of the current collaborations and our success with entering into and performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses decreased to $3.1 million for the three months ended September 30, 2006 compared to $4.7 million for the same period in 2005. This decrease reflects lower preclinical costs incurred as a result of the January 2006 restructuring and lower costs related to our cystic fibrosis project partially offset by higher expenses in support of our inflammatory arthritis program. Research and development expense decreased to $10.5 million for the nine months ended September 30, 2006 compared to $14.0 million for the same period in 2005. This decrease reflects lower costs related to our HIV/AIDS vaccine collaboration with IAVI and reduced costs related to our cystic fibrosis project offset by increases in development efforts related to our inflammatory arthritis project and lower costs as a result of the restructuring efforts implemented in January 2006.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Programs in clinical development:
HIV/AIDS vaccine	$383,000	$337,000	$1,494,000	$2,325,000
Inflammatory arthritis	771,000	615,000	2,204,000	1,782,000
Cystic fibrosis (1)	2,000	191,000	37,000	465,000
Indirect costs	554,000	889,000	2,150,000	3,499,000
Total clinical development program expense	1,710,000	2,032,000	5,885,000	8,071,000
Research and preclinical development program expense	1,413,000	2,621,000	4,598,000	5,929,000
Total research and development expense	$3,123,000	$4,653,000	$10,483,000	$14,000,000

  (1) No longer in development.

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and building occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our AIDS vaccine program. As a result, we do not include those costs in our research and development expenses.

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

General and Administrative Expenses.    General and administrative expenses increased to $1.7 million for the three months ended September 30, 2006 compared to $1.5 million for the same period in 2005. This increase reflects increased consulting costs and stock based compensation expense partially offset by lower payroll costs as a result of the January 2006 restructuring. General and administrative expenses decreased to $4.7 million for the nine months ended September 30, 2006 from $5.0 million for the same period in 2005. The decrease reflects lower payroll expenses as a result of the January 2006 restructuring and lower patent costs, offset partially by stock-based compensation expense for general and administrative employees.

Restructure Charges.    Restructure charges decreased to $413,000 for the three months ended September 30, 2006, compared to $1.2 million for the same period in 2005. We recorded $221,000 in additional charges during the three months ending September 30, 2006 due to a change in estimates regarding the lead time to find a sublessor at the Bothell facility. In addition, there was $188,000 in accretion expense for the period. This is lower than the prior year due to a $1.0 million charge resulting from a change in assumptions related to the terms of the Bothell lease in the third quarter of 2005. Restructure charges increased to $1.8 million for the nine months ended September 30, 2006, compared to $1.5 million for the same period in 2005. Restructuring charges in the nine month periods include charges of $860,000 in 2006 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market and $1.1 million in 2005 primarily related to a change in the assumptions related to the terms of the Bothell sublease. Restructuring charges also include accretion expense of $564,000 in the nine month period ended September 30, 2006 and $394,000 in the nine month period ended September 30, 2005. In January 2006, we recorded a $221,000 charge related to the employee termination benefits of our restructuring efforts to realign our resources to advance our lead inflammatory arthritis product through clinical trials. In the second quarter of 2006, as a result of first quarter 2006 staff count reductions, we recorded additional restructure charges of $173,000 to reflect a lease buyout for a portion of our Seattle facility lease.

Goodwill impairment charge.    As discussed in Note 5 to the condensed consolidated financial statements, we recognized a non-cash loss on impairment of goodwill during the nine month period ended September 30, 2006. As a result of a decline in our share price during June 2006, to a level which reduced market capitalization to an amount less than the fair value of the Company’s net assets, we were required to perform an interim goodwill impairment test. As a result of this evaluation we recognized a non-cash impairment charge of $23.7 million, which is equal to the recorded value of goodwill in excess of its implied value.

Other Income and Expense

Investment Income.    Investment income decreased to $147,000 for the three month period ended September 30, 2006 compared to $315,000 for the same period in 2005 due primarily to a realized gain on investments of $142,000 from the receipt of shares of Chromos stock in the third quarter of 2005. These shares were consideration received for a debenture that had been previously written down to zero. Investment income increased to $468,000 for the nine month period ended September 30, 2006 compared to $382,000 for the same period in 2005 due to a non-cash charge of $244,000 to record an other than temporary impairment in the carrying value of the Chromos securities in the second quarter of 2005. This loss is partially offset by the $142,000 gain on investments discussed previously. Investment income primarily reflects interest income earned on our short term investments.

Interest Expense.    Interest expense relates to interest on outstanding loans from our collaborative partners, notes and obligations under equipment financing arrangements that we use to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Interest expense decreased to $126,000 for the three months ended September 30, 2006, compared to $135,000 for the same period in 2005. Interest expense decreased to $362,000 for the nine months ending September 30, 2006 compared to $400,000 for the same period in 2005. The decrease primarily reflects lower interest charges on decreased principal amounts outstanding under our equipment financing arrangements and the Biogen note.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $9.3 million as of September 30, 2006 compared to $14.1 million as of December 31, 2005. Our cash and cash equivalents decreased in the nine months ending September 30, 2006 reflecting our cash used in operations of $9.5 million partially offset by the net proceeds of $4.8 million from our March 2006 sale of our common stock. Our shareholders’ equity decreased to $1.5 million at September 30, 2006, compared to $30.6 million at December 31, 2005 primarily due to losses of $34.8 million for the nine months ended September 30, 2006 including a goodwill impairment charge of $23.7 million described above. As discussed in Note 7 to the condensed consolidated financial statements, we expect to record a fourth quarter 2006 decrease in our liabilities and increase to our shareholders’ equity balance as a result of Biogen’s November 7, 2006 conversion of $5.65 million of debt to equity.

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

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant outstanding debt, lease commitments and long-term obligations which draw on our cash resources. Our most significant obligation is approximately $13.6 million of remaining Bothell facility lease payments which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015. On November 7, 2006, we signed an agreement to restructure our $8.15 million loan payable to Biogen Idec. Under the agreement, we converted $5.65 million of debt into one million shares of common stock issued to Biogen Idec. At the time of signing we made a payment of $500,000 towards the remaining loan balance. The remaining $2.0 million principal balance continues to bear interest at the rate of LIBOR plus 1% and is to be paid in two equal installments of $1.0 million each on August 1, 2007 and 2008. In addition, the agreement provides for early repayment of the 2007 installment within thirty days of a change in control of the Company. Several of the provisions of the modified loan agreement entered into in September 2005 continue including the requirement to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable. We will need to raise additional capital to perform planned research and development activities and make the scheduled lease payments and to repay these notes.

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which subject to termination by the collaborative partner, often extends for multiple years. For example, in the second half of 2005 we extended the scope of our HIV/AIDS vaccine program via a collaboration between CHOP, CCRI and us under a contract awarded by the NIAID. During the first nine months of 2006 we received $589,000 under this collaboration and our portion of the funding could be up to an additional $17.6 million over the next four years.

The funding from each of our collaborative partners fully offsets our incremental program costs from each collaboration and also partially funds development of our inflammatory arthritis product candidate, overhead and fixed costs. Our revenue from collaborative agreements totaled $6.9 million in 2005 and $9.7 million in 2004 and assuming that we complete all of the planned development activities for each of these funded projects, we expect to earn revenue of approximately $8 million in 2006.

Our partners have the right to terminate our collaborations and their obligation to provide research funding at any time for any reason. For example, IAVI can terminate our HIV/AIDS vaccine collaboration with 180 days notice. If we were to lose the collaborative funding expected from our IAVI collaboration or our NIAID collaboration with CHOP and CCRI and were unable to obtain alternative sources of funding for the product candidate under development in that collaboration, we may be unable to continue our research and development program for that product candidate.

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

We are currently evaluating additional sources of financing which could involve one or more of the following:

•	entering into additional product development collaborations;

•	mergers and acquisitions;

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements; or

•	issuing debt.

We expect that our total cash requirements, which consists of cash used in operations plus capital expenditures and payments of obligations, for 2006 will range from $13 million to $15 million and that our cash and cash equivalents at September 30, 2006, plus the funding from our product development collaborations and contracts will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Accordingly, we will need to raise additional funds in the near term.

Additional funding may not be available to us on reasonable terms, if at all. Our ability to issue equity, and our ability to issue it at the current market price, may be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million. In addition, our shareholders’ equity of $1.5 million as of September 30, 2006 is lower than the minimum listing requirements of the Nasdaq Capital Market. As a result of our November 7, 2006 debt restructuring agreement with Biogen Idec, discussed in Note 7 to the condensed consolidated financial statements, we expect to record a fourth quarter 2006 decrease in our liabilities and increase to our shareholders’ equity balance as a result of Biogen’s conversion of $5.65 million of debt to equity. Notwithstanding this restructuring of our debt to Biogen Idec, we may receive a letter from Nasdaq notifying us that we were not in compliance with Nasdaq Marketplace Rule 4320(e)(2) at September 30, 2006 and Nasdaq may institute delisting proceedings. A delisting would negatively impact our ability to raise additional funding. Depending on our ability to successfully access additional funding, we may be forced to implement significant cost reduction measures. These adjustments may include scaling back, delaying or terminating one or more research and development programs, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Items with interest rate risk:

•  Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At September 30, 2006, we held $9.3 million in cash and cash equivalents, which are primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at September 30, 2006, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2006.

• Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen which contains a variable interest rate. Interest payments on this loan are established quarterly based upon the one-year London Interbank Offered Rate, or LIBOR, plus 1%. As of September 30, 2006, we were accruing interest on the note at a rate of 6.59%. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates.

On November 7, 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we settled $5.65 million of debt through the issuance of one million shares of common stock to Biogen Idec. At the time of signing we also made a payment of $500,000 towards the remaining loan balance. The remaining $2.0 million principal balance continues to bear interest at the rate of LIBOR plus 1% and is to be paid in two equal installments of $1.0 million each on August 1, 2007 and 2008. The following table provides information about our remaining debt obligations that are sensitive to changes in interest rate fluctuations as adjusted to reflect this agreement which is described in Note 7 to the condensed consolidated financial statements:

	Expected Maturity Date
	2006	2007	2008	2009	2010	Total
Variable rate note	$—	$1,000,000	$1,000,000	$—	$—	$2,000,000

Items with market and foreign currency exchange risk:

•  Investment in Chromos Molecular Systems, Inc.: At September 30, 2006, we held 2.5 million shares of Chromos Molecular Systems, or Chromos, common shares with a market value of $0.17 per common share denominated in Canadian dollars. As of September 30, 2006 the Canadian to US exchange rate was US $0.8979 per CA $1.00. As of September 30, 2006, our investment is recorded at $375,000 with a $20,000 unrealized gain and is classified on our Condensed Consolidated Balance Sheet within prepaid expenses and other. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. During the first 2 quarters of 2006 we sold 280,000 shares of Chromos stock in 2006 and recorded $8,000 of net realized gains and received $49,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated in Section 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The risk factors below were disclosed those prior filings and have been updated to provide more recent financial and factual information as of September 30, 2006.

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

    We expect that our cash and cash equivalents at September 30, 2006, plus the funding from our partners will be sufficient to fund our operations into the first quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Accordingly, we will need to raise additional funding in the near term. In addition, as of November 7, 2006 we owe to Biogen Idec approximately $2.0 million in aggregate principal amount. The terms of the note requires us to make annual interest payments and scheduled principal payments of $1.0 million in each of August 2007 and 2008. We will need to raise additional capital to perform planned research and development activities and make these scheduled payments. Additional sources of financing could involve one or more of the following:

•	entering into additional product development collaborations;

•	mergers and acquisitions;

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements; or

•	issuing debt.

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

     Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of September 30, 2006, we had an accumulated deficit of $284.8 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

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

     A portion of our operating expenses are funded through our collaborative agreements with third parties. We currently have strategic partnerships with two biotechnology companies, Sirna Therapeutics and Celladon, one public health organization, IAVI, and through a contract with a U.S. government agency, NIAID, that provide for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures. For example, we have a collaboration and license agreement with Celladon which may be terminated at will by Celladon subject to a notice provision in the agreement. We expect Celladon to provide us with funding to reimburse research and development and manufacturing expenses that we incur in connection with the collaboration.

A decline in our stock price or decline in our shareholders’ equity could cause our common stock to be delisted from the NASDAQ Capital Market and the liquidity and the market price of our common stock to decline.

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

As of September 30, 2006, our shareholders’ equity was $1.5 million. The minimum continued listing requirement for the Nasdaq Capital Market is $2.5 million. We have incurred significant net losses since our inception and may incur additional losses in the future. When a company’s shareholders’ equity decreases below $2.5 million, they will be notified by the Nasdaq Listing Qualifications Department that they are not in compliance with the minimum $2.5 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4320(e)(2). On November 7, 2006, we and Biogen Idec entered into an agreement to settle a portion of our remaining outstanding debt to Biogen Idec. As a result of this transaction we expect our shareholders’ equity will increase by approximately $5.5 million. Notwithstanding the restructuring of our debt to Biogen Idec, we may receive a letter from Nasdaq notifying us that we were not in compliance with Nasdaq Marketplace Rule 4320(e)(2) at September 30, 2006 and Nasdaq may institute delisting proceedings.

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

TARGETED GENETICS CORPORATION

Date: November 9, 2006	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ DAVID J. POSTON
David J. Poston, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	05/26/2005	3.1

3.2	Amended and Restated Bylaws	10-K	12/31/1996	3.2

10.1	Change of Control Agreement dated September 14, 2006 between Targeted Genetics Corporation and David J. Poston	8-K	9/14/2006	10.1

10.2	Amendment No. 3 to Funding Agreement dated November 7, 2006 between Targeted Genetics Corporation and Biogen Idec MA Inc.	8-K	11/7/2006	10.1

10.3	Amended and Restated Promissory Note issued by Targeted Genetics Corporation to Biogen Idec MA Inc. dated November 7, 2006	8-K	11/7/2006	10.2

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X