Form 10-K
period 2006-12-31
TARGETED GENETICS CORP /WA/
filed 2007-03-29
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 0-23930

______________

TARGETED GENETICS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1549568
(State of Incorporation)	(IRS Employer Identification No.)

1100 Olive Way, Suite 100
Seattle, WA 98101

(Address of principal executive offices, including, zip code)

(206) 623-7612

(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $22.7 million based on the closing price of $2.30 per share of the Registrant’s common stock as listed on the NASDAQ Capital Market.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 16, 2007

Title of Class	Number of Shares
Common Stock, $0.01 par value	13,108,735

DOCUMENTS INCORPORATED BY REFERENCE

(1) The information required by Part III of this report, to the extent not set forth in this report, is incorporated by reference from the Proxy Statement for the 2007 annual meeting of shareholders to be held on May 17, 2007, pursuant to General Instruction G3 to Form 10-K. The definitive proxy statement for the 2007 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, the end of the fiscal year to which this report relates.

TARGETED GENETICS CORPORATION
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

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

Business Overview

Targeted Genetics Corporation is a clinical-stage biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of therapeutic products called gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene therapeutics. In addition to treating diseases that have not had treatments in the past, we believe that there is a significant opportunity to use gene therapeutics to more effectively treat diseases that are currently treated using other therapeutic classes of drugs including proteins, monoclonal antibodies or small molecule drugs. We are developing several product candidates, two of which are currently in clinical trials. Our clinical-stage candidates are aimed at inflammatory arthritis and HIV/AIDS. Our preclinical product candidates, both in development with collaboration partners, are aimed at congestive heart failure and Huntington’s disease.

Our gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease by facilitating the normal protein production or gene regulation capabilities of cells. In addition, gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they would normally produce thereby treating a disease state. A new class of gene therapeutics currently receiving attention is RNA interference or RNAi. RNAi comprises small RNA molecules, which once delivered into the cell, may shut down or interfere with cellular functions. The vectors developed by us may be particularly useful for the delivery of this new class of gene therapeutics.

We are a leader in the preclinical and clinical development of adeno-associated viral vectors, or AAV-based gene therapeutics and in the manufacture of AAV-vectors. We have treated over 300 subjects in clinical trials using AAV-based gene therapeutic product candidates. Through our research and development activities, we have acquired expertise and intellectual property related to a variety of gene therapeutic technologies. We believe that our activities have resulted in important characteristics of our business, including:

Diverse product development pipeline. Each of our clinical and preclinical product candidates addresses a different market, in which we believe there is significant medical need for new or improved therapies.

We are focused on the following product development programs:

Development Status
Description	Indication	Research & Preclinical	Phase I	Phase I/II	Phase II	Phase III

AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis	xxxxxxxx	xxxxxxxx	xxxxxxxx
AAV delivery of HIV antigen (tgAAC09 & HVDDT)	HIV/AIDS	xxxxxxxx	xxxxxxxx		xxxxxxxx
AAV delivery of SERCA2a	Congestive Heart Failure	xxxxxxxx
AAV expression of htt shRNA (RNAi)	Huntington’s disease	xxxxxxxx

Significant development and manufacturing expertise. We believe we are leaders in the development and application of processes to manufacture our potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production. We have established broad capabilities in applying our AAV-based gene therapeutic technologies to multiple product candidates and therapeutic indications. Through our efforts to develop a new class of therapeutics, we have built the development, manufacturing, quality, clinical and regulatory expertise necessary to move candidates from research to the clinic and into clinical development. We believe these capabilities and the expertise gained will serve as critical assets in attracting product collaboration partners and provide a necessary foundation to move gene therapeutics and other product candidates from product discovery to commercialization.

Intellectual property assets. We have developed proprietary intellectual property, including methods of transferring genetic material into cells, processes to manufacture and purify gene therapeutic candidates, uses of AAV to deliver RNA therapeutics including RNAi and other proprietary technologies and processes. Because patent and license rights are important assets of our business, our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We have filed or licensed numerous patents or patent applications with the United States Patent and Trademark Office, or USPTO, and foreign jurisdictions. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations.

Business Strategy

Our current strategic focus includes:

•

Continuing aggressive development of our pipeline. We plan to continue to focus on clinical development efforts that will accelerate development and lead to nearer term clinical trial results and, ultimately, commercialization. Our current priorities are the advancement of tgAAC94 as a therapy to treat inflammatory arthritis and the advancement of our partnered programs, including the development of an HIV/AIDS vaccine and product candidates for the treatment of congestive heart failure and Huntington’s disease.

•

Maximizing the value of our manufacturing and development expertise and our intellectual property. Our strategy is to utilize our product development, regulatory and manufacturing capabilities in new product collaboration opportunities, similar to the collaborations we have entered into with Celladon Corporation, or Celladon, and Sirna Therapeutics, Inc., or Sirna, now a wholly-owned subsidiary of Merck & Co., Inc. In addition, we may evaluate opportunities to exploit the value we have built in manufacturing viral vectors, including AAV vectors, by producing other biologics, or by pursuing contract manufacturing relationships during periods of excess capacity in our manufacturing facility. We also expect to pursue opportunities to license our technology and leverage our portfolio of AAV-related intellectual property assets to generate revenue and value for our shareholders.

•

Pursuing additional product opportunities. Although we have made substantial progress toward the commercialization of AAV-based gene therapeutics, gene therapeutic products have not yet reached commercialization in the U.S., Europe or Japan. We are committed to gene therapeutics but realize it may be prudent to pursue product development opportunities within other classes of therapeutics that have reached commercialization, have garnered acceptance by users and may have shorter and more predictable paths to commercial success. Our focus as a product development company provides us with the expertise to develop products for a variety of disease indications. We are evaluating a range of opportunities that include mergers and acquisitions and product diversification with a particular focus on candidates to which we can apply our significant development expertise. We believe that a combination of novel candidates developed from our expertise in gene therapeutics, along with complementary candidates, may provide a beneficial balance of value and risk diversification for our shareholders.

2006 Achievements

In 2006, we made progress in our development collaborations and our product development programs, expanded and leveraged our patent portfolio and realigned our cost structure to focus our resources on our inflammatory arthritis program. More specifically:

•

In the first half of 2006, we expanded our Phase II HIV/AIDS vaccine clinical trials to Uganda and Zambia.

•

In March 2006, we sold 1.3 million shares of our common stock in a registered offering at a price of $3.90 per share and received net proceeds of approximately $4.8 million.

•

In March 2006, we received approval from the FDA to amend our protocol for the tgAAC94 clinical trial to include a higher dose group and increase the number of patients from 40 to 120. Under the amended protocol, the study is now designated as a Phase I/II trial.

•

In June 2006, we entered into a collaboration and license agreement with the International Aids Vaccine Initiative, or IAVI, a non-profit organization, Columbus Children’s Research Institute, or CCRI, at Columbus Children’s Hospital and The Children’s Hospital of Philadelphia, or CHOP, in support of the development and commercialization of HIV/AIDS vaccines for the developing world. This agreement supersedes our previous agreements with IAVI and CCRI.

•

We reported initial data in June 2006 and additional data in November 2006 on the results of our ongoing Phase I/II clinical trial of our inflammatory arthritis candidate that demonstrated favorable safety and toxicity profiles at all three dose levels and trends toward improvement in signs and symptoms of the disease as measured by a decrease in tenderness and swelling scores.

•

In August 2006, we reported interim results of IAVI’s Phase I clinical trial of our investigational HIV/AIDS vaccine candidate; no safety concerns were identified and the vaccine was well tolerated and modestly immunogenic at the dose levels tested.

•

In November 2006, we entered into an agreement with Biogen Idec to restructure approximately $8.15 million of debt. Under the terms of the agreement, we exchanged $5.65 million of debt for one million shares of our common stock and modified the payment schedule of the remaining debt.

•

In December 2006, we leveraged our portfolio of AAV intellectual property through a license agreement with Amsterdam Molecular Therapeutics B.V., or AMT, providing an upfront license fee of $1.75 million as well as potential milestone payments due upon achievement of certain product development benchmarks and royalties on the sale of any products commercialized using the licensed technology.

•

We were issued additional patents from the USPTO covering our AAV vector patent portfolio, including one for the use of AAV to deliver RNA therapeutics such as RNAi.

Programs in Clinical Trials

Inflammatory Arthritis

According to the College of Rheumatology and the Centers for Disease Control and Prevention, two to three million people in the U.S. are living with inflammatory arthritis, including rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Researchers have found that the cytokine called tumor necrosis factor-alpha, or TNF-alpha, plays a pivotal role in this disease process and have shown anti-TNF-alpha therapies to be a valuable strategy to treat inflammatory arthritis. TNF-alpha inhibition is a validated therapeutic strategy for treating a variety of inflammatory diseases. Three TNF-alpha inhibitors are now sold world wide. These products, which are delivered systemically by intravenous infusion or sub-cutaneous injection, can improve the signs and symptoms of the disease, inhibit the structural damage in the joints and positively impact functional outcomes in patients with these inflammatory arthritis conditions. However, some patients do not have a complete response to systemically delivered anti-TNF-alpha agents and still have significant room for improvement in inflammation and tender and swollen joint counts. These patients are potentially ideal candidates for a localized, more concentrated delivery of anti-TNF-alpha therapy administered directly to the joint.

We are developing a product candidate, which we call tgAAC94, for the treatment of inflammatory arthritis. tgAAC94 is an AAV vector product candidate designed to deliver a DNA sequence encoding a potent inhibitor of TNF-alpha. We believe that there may be market receptivity to local delivery of a TNF-alpha antagonist for several types of inflammatory arthritis. In addition, we believe that patients who are partial responders to systemically delivered anti-TNF-alpha therapy or those who are contraindicated for systemic therapy may also be strong candidates for a localized TNF-alpha inhibitor approach. We are designing tgAAC94 for administration by direct injection into affected joints and developing it for use in patients who have one or more joints that have not responded to other therapies, or for patients who may have only a few inflamed joints and may benefit from localized rather than systemic treatment of their disease.

In 2004, we initiated a Phase I clinical trial to evaluate the safety of escalating doses of tgAAC94 in subjects with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis. This double-blinded, randomized trial evaluated safety of a single dose of tgAAC94 injected locally into an arthritic joint of subjects suffering from inflammatory arthritis. The subjects of the trial included 12 females and two males with rheumatoid arthritis and one male with ankylosing spondylitis. Subjects received an injection into the knee or ankle and were followed for 24 weeks. Data from the trial demonstrated that intra-articular injections were safe and well-tolerated in subjects who were also taking conventional disease-modifying anti-rheumatic drugs, there were no serious adverse events in treated subjects and those treated with a single dose exhibited measurable improvements in swelling and tenderness. The data also suggested that there may be a dose response effect as subjects who received a higher dose of drug appeared to have greater reductions in mean tenderness and swelling scores than subjects who received the lower dose. There was some improvement in mean tenderness and swelling scores in subjects receiving placebo. In the non-injected joints of the tgAAC94 treated subjects, there also appeared to be a trend in the decrease in mean tenderness and swelling scores over time. These data were presented at the American Society for Gene Therapy-sponsored meeting in the second quarter of 2006.

In 2005, we initiated a follow-on Phase I/II clinical trial of tgAAC94 administered directly to affected joints of subjects with inflammatory arthritis. This double-blinded, placebo-controlled study was designed to evaluate higher doses of tgAAC94 in patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis who may be receiving concomitant treatments of anti-TNF-alpha therapy, but are partial responders who continue to experience signs and symptoms of inflammatory arthritis in some joints. In the study, approximately 120 adults are being randomized into three dose groups to receive a single intra-articular injection of either tgAAC94 or a placebo, followed by an open-label injection of tgAAC94 after 12 to 30 weeks, depending on when the target joint meets criteria for re-injection. As of October 2006, approximately 61 subjects in the first three cohorts, 34 of whom were receiving concurrent TNF-alpha antagonists, received an injection of blinded study drug into the knee, ankle, wrist, metacarpophalangeal joint or elbow. Preliminary data indicate tgAAC94 is safe and well-tolerated at doses of up to 5x1013 particles in subjects with and without systemic TNF-alpha antagonists. The primary endpoint of the study is the establishment of the safety of higher doses and of repeat administration of tgAAC94 into the joints of subjects with and without concomitant TNF-alpha inhibitor therapy. Secondary endpoints include evaluation of pain, swelling, duration of response and overall disease activity following intra-articular administration of tgAAC94 to affected joints. Additionally, changes in joint inflammation and joint damage will be assessed in a subset of subjects using magnetic resonance imaging.

We reported initial data in June 2006 and additional data in November 2006 that demonstrated:

•

no significant safety concerns have been identified after 4 to 60 weeks of follow-up;

•

fewer subjects receiving tgAAC94 had symptoms requiring re-injection prior to the 30-week time point, compared with subjects in the placebo arm;

•

the time to second injection in subjects randomized to receive tgAAC94 was longer than those who were randomized to receive placebo;

•

a trend toward improvement in tenderness and swelling of injected joint in subjects receiving tgAAC94; and

•

these improvements were noted in subjects taking concurrent systemic TNF-alpha antagonist therapy as well as those subjects who were not on these therapies.

Based on the favorable safety profile of the first three dose-escalation cohorts, in October 2006, the Data Monitoring Committee overseeing the study gave permission for the remaining 60 subjects to be enrolled (20 each at the same three dose levels) in order to enhance the understanding of the safety and therapeutic index of tgAAC94. We expect to complete the trial in 2007 and to present data from this trial in upcoming scientific meetings in 2007 and 2008 as appropriate.

HIV/AIDS Vaccine

There is an urgent need to stop the spread of human immunodeficiency virus (HIV) infection worldwide. More than 60 million people have been infected and more than 25 million have died due to HIV/AIDS since the worldwide epidemic began in 1981. In 2005, over 5 million new infections occurred. Of these, more than 85% were in Sub-Saharan Africa and Southeast Asia. Further rises of HIV incidence can only be slowed by a massive expansion of prevention efforts. Historically, vaccines have been the most powerful public health tool able to provide a safe, cost-effective and efficient means of preventing illnesses, disability and death from infectious diseases. A safe and effective preventive HIV vaccine, as part of a comprehensive prevention plan, will significantly reduce the spread of HIV.

Since 2000, we have been developing, as part of a collaboration with IAVI, CHOP and CCRI, an AAV vector prophylactic vaccine candidate, which we call tgAAC09, for high-risk populations in developing nations to protect against the progression of HIV infection to AIDS. The tgAAC09 vaccine contains antigens from HIV Clade C, the clade that is prevalent in the developing world. The program is completely funded by IAVI. This product candidate is currently in Phase I and Phase II clinical trials.

In 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for tgAAC09 in Europe. Subsequently, this study was amended to include a cohort of volunteers in India. This dose-escalation safety trial was designed to enroll up to 80 volunteers who were uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. This trial was amended further for the European cohort to evaluate the safety and immunogenicity of this vaccine after a second dose. In August 2006, we reported interim data on the expanded trial demonstrating that no safety concerns identified and the vaccine was well tolerated in healthy volunteers from Belgium, Germany and India who were not infected with HIV. In a subset of the volunteers receiving a single administration of the highest dose of the vaccine, modest immune responses to the HIV antigens were observed.

A Phase II clinical trial of tgAAC09 is ongoing in South Africa, Uganda and Zambia to evaluate a higher dose and to systematically evaluate the utility and optimal timing of boost vaccination. We expect follow-up and data collection and analysis to be complete in the first half of 2007 and to report results of the trial in the second half of 2007.

As part of this public-private collaboration, IAVI funds us, CHOP and CCRI for work that is focused on development and preclinical studies of a vaccine candidate. IAVI funds our development activities based upon an agreed upon annual work plan and budget. IAVI also coordinates and directly funds the cost of clinical trials conducted under the collaboration. We expect to continue to receive funding from IAVI for the development of HIV/AIDS vaccines for the developing world.

Prior to June 2006, we and IAVI extended and expanded the collaboration agreement several times. In June 2006, we and IAVI entered into a new agreement that superseded prior agreements and extended the program term until the expiration of the last patent within the patent rights controlled by us that is utilized in the IAVI vaccine. Among other rights granted under this agreement, IAVI retains the exclusive rights in the developing world for commercialization of any HIV/AIDS vaccine that is developed under the collaboration, and will receive a royalty on income received by us from the development and commercialization of certain vaccines. We also received the rights to utilize the findings from the collaboration to develop and commercialize HIV/AIDS vaccines for the developed world and additional vaccine candidates for any other disease indications. Also as part of this agreement, we granted IAVI the rights to technology and intellectual property utilized in the programs and issued IAVI a small number of shares of our common stock. Either party has the right to terminate the agreement under certain conditions. If IAVI terminates the agreement at will or for technical non-viability, then IAVI will be obligated to pay for the activities contemplated in the work plan in effect for the notice period, which ranges from four to six months. In these cases of termination, IAVI would retain a non-exclusive license to use certain of our intellectual property to research HIV vaccines for the developing world. In other cases of termination, the licenses granted to IAVI under the agreement would remain in effect and we would be obligated to transfer the intellectual property necessary for IAVI to make the HIV vaccine developed under the agreement.

In 2005, we extended the scope of our HIV/AIDS vaccine program to the developed world via a contract awarded by the National Institute of Allergy and Infectious Diseases, or NIAID, to CCRI in collaboration with CHOP and us. NIAID is a component of the National Institutes of Health, Bethesda, Maryland. The NIAID vaccine program will complement work performed under the IAVI vaccine program but will be focused on developing a multi-component vaccine that will contain various antigens from different HIV Clades. This AAV-based HIV vaccine, which we call HVDDT, will be tested in a prime-boost approach using different AAV serotypes. Under this program, we may receive up to $18.2 million over five years for the development, manufacture and preclinical testing of vaccine candidates. Investigators at CHOP and CCRI will design the vaccine candidates and we will manufacture the vectors for testing in clinical trials, which will be conducted in the U.S. The direct costs of any clinical trials will be borne directly by the NIAID. This product candidate is currently undergoing preclinical tests before advancing into clinical trials in healthy volunteers. The NIAID funds this program in annual installments based on an approved work plan and achievement of milestones. Under the terms of the agreement, any party can terminate upon 30 days notice. Upon termination, we would be reimbursed for costs related to the program that occurred up to the termination date.

Preclinical Programs

Congestive Heart Failure

Congestive heart failure, or CHF, is a leading cause of morbidity and mortality in about 5 million Americans. CHF involves a loss of contractility of the heart muscle that in turn decreases the ability of the heart to pump blood. The contraction and expansion of the heart muscle is dependent upon movement of calcium within the heart muscle. One protein that is central to the process of calcium movement in the heart muscle is SERCA2a. The SERCA2a protein is a pump that moves calcium. The relative amount and activity of SERCA2a is decreased in failing hearts. It has not yet been possible to develop conventional pharmaceutical drugs to address this problem. Delivery of the SERCA2a gene directly to the heart muscle should lead to production of more SERCA2a protein and may improve the ability of the heart to contract and thus improve its ability to pump blood.

In 2004, we formed a collaboration with Celladon to evaluate delivery of genes to the heart that may have a therapeutic benefit in the treatment of CHF. This collaboration combines our expertise in the development, manufacture and clinical evaluation of AAV-based therapies with Celladon’s portfolio of genes and cardiovascular expertise.

As part of this collaboration, Celladon provides its intellectual property and funds our product development and manufacturing efforts. We are contributing our proprietary AAV technology for use in the field of CHF to deliver the SERCA2a gene. We will manufacture under cGMP the rAAV1-SERCA2a vector and file appropriate regulatory filings to support the use of the product in clinical trials that are sponsored by Celladon. Celladon made their regulatory filings in the last quarter of 2006 to initiate a Phase I clinical trial in the first half of 2007.

In late 2004, in connection with the formation of this collaboration, we received $6.0 million cash from the sale of our shares of our common stock to investors of Celladon. Since 2004, we have incurred $7.0 million of program related costs to support development activities under the Celladon agreement, which consisted primarily of internal development efforts. We agreed to contribute up to $2.0 million to support these development activities and we are reimbursed for efforts over that amount. As a result, we have recognized cumulative revenue of $5.0 million from Celladon for those costs in excess of the first $2.0 million incurred by us. In the future, we are also entitled to development milestones, royalties on sales and manufacturing profits on potential future products that result from the collaboration.

Both parties have the right to terminate the agreement under certain conditions with a 60 day notice and cure period in some cases. If Celladon were to terminate the agreement in the midst of an approved development plan, Celladon would be obligated to pay us for the following six months of the budget agreed to pursuant to the development plan. If Celladon were to terminate the agreement due to our breach of the agreement or to our insolvency, then the licenses granted to Celladon under the agreement would remain in effect and we would be obligated to transfer, to another manufacturer, the manufacturing technology necessary for Celladon to make the CHF product developed under the agreement. Upon termination of the agreement by either party, other than due to our breach or insolvency, all rights and licenses granted under the agreement would revert to the granting party.

Huntington’s Disease

Huntington’s Disease, or HD, generally shows onset in mid-life and there are currently about 30,000 patients in the U.S. and an additional 120,000 to 250,000 at risk of onset. HD is an incurable neurodegenerative disorder that results from a mutation in the gene that codes for the huntingtin protein. Genes express their information by being copied into a messenger RNA, or mRNA, that instructs the cell machinery to make a specific protein. This mutant HD gene produces a defective huntingtin protein that interferes with normal function of nerve cells in the brain leading to eventual development of the progressive disease. There are no effective drugs to treat or prevent this disease.

HD is a dominant genetic disease, which means that a single copy of the mutant gene can cause the disease. It also means that delivery of a correct copy of the gene will not be effective. Rather, the function of the mutant HD gene must be blocked. A potentially effective way to do this is to use recently discovered entities called small interfering RNA, or siRNA. siRNAs can bind to mRNAs and cause their degradation before the mRNA is used for production of protein. In this way, shRNA can be used to prevent or reduce the production of proteins.

In 2005, we formed a collaboration with Sirna to develop therapies for the treatment of HD. This collaboration also includes two academic groups at the University of Iowa, or UI, and the University of California, San Francisco. Sirna is a leader in the effort to create RNAi-based therapies.

Our HD program is focused on developing therapeutic siRNA to target the gene that encodes the HD protein. This siRNA must be administered directly to the brain, which is the site of the disease. Therefore, infrequent dosing is highly desirable. Consequently, this program uses the AAV delivery system to deliver a gene for a siRNA that targets the HD gene and can be expressed for a prolonged period. The program is based upon initial proof of concept of correction of HD using this approach in a mouse model of HD that was reported by our collaborators at UI.

This program takes advantage of our expertise and intellectual property in AAV delivery systems. In the late 1990’s, as therapeutic RNA molecules such as RNAi, siRNA and shRNA were initially tested in animals, we believe we were the first to develop and file patent applications on the use of AAV vectors to express these potential therapeutics. Expressed therapeutic RNA molecules may have significant advantages over delivery of the oligonucleotides by having increased drug availability and drug half life. Our HD program combines our expertise and intellectual property in production and use of the AAV delivery system and Sirna’s expertise in design of siRNA molecules. The program currently is focused upon generating AAV vectors that express siRNAs that target the HD gene and testing these in animals to select a lead product for formal preclinical testing and progression to clinical studies. We and Sirna are co-developing product candidates under the collaboration and share the costs of development and any future revenues that result from the collaboration. We expect that a substantial portion of our development costs will consist of internal development and manufacturing efforts.

Former Collaborations

Biogen Idec

In connection with our acquisition of Genovo in 2000, we established a three-year, multiple-product development and commercialization collaboration with Biogen, now Biogen Idec. This collaboration ended in 2003 upon the completion of the development period.

Under this collaboration, Biogen paid us $8.0 million in research funding and upfront payments and $1.0 million per year in research and development funding over the initial three-year development period. In connection with an equity purchase commitment agreed to as part of the collaboration, in 2002 and 2003, we raised a total of $8.8 million through the sale of a total of 832,000 shares of our common stock to Biogen at an average price of $10.57 per share. The equity purchase commitment with Biogen has expired. In addition, we borrowed $10.0 million from Biogen under a loan commitment within the collaboration agreement. In 2005, we repaid $2.5 million of the $10.0 million loan principal and modified the loan payment schedule on the remaining $8.15 million of debt so that payments of $2.5 million of principal amount plus accrued interest were due on each of August 1, 2007, 2008 and 2009 and the $650,000 promissory note to Biogen was due August 1, 2007. In

November 2006, we signed an agreement to further restructure the remaining $8.15 million of debt payable to Biogen Idec, under which Biogen Idec agreed to exchange $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million. At the time of signing the November 2006 agreement, we made a payment of $500,000 towards the remaining loan balance and agreed to repay the remaining $2.0 million principal balance in two equal installments of $1.0 million each on August 1, 2007 and August 1, 2008. In addition, we agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest and second to the repayment of outstanding principal in reverse order of maturity. Our outstanding debt to Biogen Idec continues to bear interest at the rate of LIBOR plus 1%. According to SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings,” we accounted for this transaction as a troubled debt restructuring which resulted in a gain on debt restructuring of $2.6 million. We calculated the gain as the difference between the original principal and interest payments due on the Biogen Idec debt as compared to the cash payments made, the fair value of the shares of our common stock issued in the debt restructuring and the remaining principal and interest payments due. We recorded the loan as the $2.0 million principal amount plus the total estimated future interest payments of $167,000. As a result of the share purchases made under the equity purchase commitment, the shares exchanged as a result of the November 2006 debt restructure and the shares Biogen Idec first received when we purchased Genovo, as of December 31, 2006, Biogen Idec held 2.17 million shares of our common stock, or 19.9% of our common shares outstanding.

In December 2006, we made a $583,000 advance payment to Biogen Idec in accordance with the terms of the note, which requires one-third of certain up-front payments received from potential future collaborators to be applied toward the outstanding loan balance. The receipt of a $1.75 million license fee from AMT triggered this payment which, according to the agreement, was applied first to interest owed through the payment date and then to the long term portion of the note. As a result of this payment, our loan balance obligation is $1.7 million as of December 31, 2006.

From the inception of the collaboration in 2000 through completion of the collaboration in 2003, we earned $11.0 million in revenue from Biogen under this collaboration and received $18.8 million in proceeds from the issuance of debt and sales of equity securities.

Emerald Gene Systems, Ltd.

In 1999, we formed Emerald Gene Systems, Ltd., or Emerald, our joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation plc, or Elan. Emerald was formed to develop enhanced gene delivery systems. Emerald’s three-year development period ended during 2002 and Emerald had no operating activities after 2002. From inception through March 2004, we accounted for our investment in Emerald under the equity method of accounting. In March 2004, we became the 100% owner of Emerald and consolidated the results into our financial statements until we dissolved Emerald in January 2005.

In 2004, we entered into a termination agreement with Elan. In accordance with the termination agreement, our Series B preferred stock held by Elan was converted into 4.3 million shares of our common stock. As of December 31, 2006, Elan held 1.2 million shares of our common stock, approximately 10.6% of our outstanding common stock. Under the termination agreement Elan is permitted to trade these shares of our common stock in quantities equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.

Cystic Fibrosis Foundation

Until 2005, we were developing tgAAVCF, a product candidate for treating cystic fibrosis. In 2003, we established a collaboration with the Cystic Fibrosis Foundation related to Phase II clinical trials for tgAAVCF. In 2005, we discontinued the development of tgAAVCF and concluded the collaboration with the Cystic Fibrosis Foundation following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

Patents, License Agreements and Proprietary Rights

Our patent position, licensing arrangements and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Item 1A. “Risk Factors” and we encourage you to read that discussion.

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We seek patent protection for and license technologies that relate to the candidates in our pipeline and/or that may be important to future product candidates. We have filed or licensed numerous patent or patent applications with the USPTO and foreign jurisdictions. This proprietary intellectual property includes methods of transferring genetic material into cells, processes to manufacture and purify gene delivery product candidates and other proprietary technologies and processes. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved, particularly with regard to gene therapy uses. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued.

We have licensed technology underlying several issued and pending patents, including two licenses to patents for the manufacture of AAV vectors and the use of AAV vectors for gene delivery. Our exclusive license with Alkermes, Inc. provides us with rights to patents broadly covering a manufacturing method that we believe is critical to making AAV-based products in a commercially viable, cost-effective manner. This technology, developed by Children’s Hospital in Columbus, Ohio, covers the use of cell lines for manufacturing AAV vectors in multiple disease areas. Our license with the University of Pennsylvania, or Penn, provides us with exclusive and non-exclusive licenses to a group of patents and patent applications filed by Penn with claims that cover AAV and adenoviral vector technologies including manufacturing methods. In addition, the Penn license provides us with exclusive rights to components of a specific serotype of AAV called AAV1. AAV vectors may be particularly well suited for the development of certain product candidates based on characteristics of the AAV1 serotype.

Many of our exclusive licenses include the right to sublicense the rights thereunder to third parties. We have the right to sublicense many of the patent rights in the Penn license and when we enter into such a sublicense, we must pay Penn certain financial payments including sublicense fees. In December 2006, we entered into our first non-exclusive, perpetual sublicense under the Penn license with Amsterdam Molecular Therapeutics B.V., or AMT. Under the AMT license, we sublicensed certain patent rights that we are licensing under the Penn license and AMT paid us an upfront payment of $1.75 million. We may also receive milestone payments based on the progress of the licensed products from clinical trial phases to regulatory approvals and royalties based on a percentage of net sales of the licensed products. We have an obligation to pay Penn a portion of the payments we receive from AMT.

Our licenses have many financial and other obligations. It is standard to pay a licensing upfront payment, annual maintenance fees, product development milestones and a royalty on sales. It is also standard for the term of the license to extend through the life of the patent rights granted under the license. In general, the licensors have the right to terminate the license if we breach the agreement or become insolvent. Exclusive licenses often include diligence requirements that must be met to retain exclusivity. In general, the result of not meeting the diligence hurdles is to lose exclusivity for certain or all indications included in the license field.

Licensing of intellectual property critical to our business involves complex legal, business and scientific issues. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop or commercialize the affected product candidates.

In connection with our formation in 1989, we entered into a Gene Transfer Technology License Agreement, or Immunex License Agreement, with Immunex Corporation, our parent company at the time of formation. Under the Immunex License Agreement, we received, among other things, an exclusive worldwide license to certain Immunex proprietary technology specifically applicable to gene therapy applications. We and Immunex (and later Amgen, Inc., which acquired Immunex in 2002) have had many discussions regarding, among other things, differing views about our rights to the gene construct coding for TNFR:Fc used in the development of our inflammatory arthritis product candidate tgAAC94. In 2004, Amgen sent a letter to us taking the position that we were not licensed, either exclusively or non-exclusively, under Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We promptly responded to that letter confirming our confidence that the Immunex License Agreement gives us an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. Although we have had many conversations since that letter exchange in 2004 this matter has not come to a final resolution. We expect to have further communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.

In addition to patent protection, we rely on trade secret protection for our confidential and proprietary information and technology. To protect our trade secrets, we generally require our employees, consultants, scientific advisors and parties to collaborative agreements to execute confidentiality agreements. In the case of employees and consultants, the agreements also provide that all inventions resulting from work performed by them while employed by us will be our exclusive property. Despite these agreements and other precautions we take to protect our trade secrets and other proprietary unpatented intellectual property, we may be unable to meaningfully protect our trade secrets and other intellectual property from unauthorized use or misappropriation by a third party. These agreements may not provide adequate remedies in the event of unauthorized use or disclosure of our confidential information. In addition, our competitors could obtain rights to our nonexclusively licensed proprietary technology or may independently develop substantially equivalent proprietary information and technology. If our competitors develop and market competing products using our unpatented or nonexclusively licensed intellectual property or substantially similar technology or processes, our products could suffer a reduction in sales or be forced out of the market.

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

In addition to competition from sources developing competitive gene therapy technologies, our potential products will compete with non-gene therapy products in development and on the market for the therapeutic indications we are targeting. These competitive products could include small molecules, proteins, monoclonal antibodies and other pharmaceutical products, medical devices and surgery. Products in development could make our products obsolete before they ever get to the market. Products on the market could negatively affect the commercial opportunity for our products. Intense competition could heighten disputes pursued in an effort to slow our development including lawsuits, demands, threats or patent challenges. We also compete with others to acquire products or technology from research institutions, universities and other companies. In addition, we compete with others to maintain and attract the necessary scientific and business personnel to advance our programs.

Many of our competitors have substantially more financial and other resources, larger research and development staffs and more experience and capabilities in researching, developing and testing products in clinical trials, obtaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals and manufacturing, marketing and distributing products. In addition, the competitive positions of other companies may be strengthened through collaborative relationships, such as those with large pharmaceutical companies or academic institutions. As a result, our competitors may develop, obtain patent protection, receive FDA and other regulatory approvals or commercialize products more rapidly than we do or may manufacture and market their products more successfully than we do.

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

Our lead product candidate, tgAAC94, is aimed at the target market of inflammatory arthritis. A number of products are currently successfully marketed to treat people with inflammatory arthritis, including products which work by the same mechanism of action, TNF-alpha inhibition. TNF-alpha inhibitor products currently on the market include products from Amgen, Johnson & Johnson and Abbott Laboratories. Although tgAAC94 is targeted to people not completely responding to these systemic TNF inhibitor drugs, other companies are also developing products to complement the systemic TNF inhibitors. Products in development or on the market for inflammatory arthritis could negatively affect the development path and market opportunity for tgAAC94.

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

Gene therapeutics are based on relatively new technologies that have not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic product candidate, if approval is ever obtained, is likely to take several years. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or prevent the marketing of our product candidates. In addition, the regulatory requirements governing gene therapy product candidates and commercialized products are subject to change. The approval process, and ongoing compliance with applicable regulations after approval, involves substantial expenditures of financial and other resources.

Preclinical studies generally require studies in the laboratory or in animals to assess the potential product’s safety and effectiveness. Preclinical studies include laboratory evaluation of toxicity, pharmacokinetics, how the body processes and reacts to the drug and pharmacodynamics, the effects the drug is actually having on the body. Preclinical studies must be conducted in accordance with the FDA’s Good Laboratory Practice regulations and, before any proposed clinical testing in humans can begin, the FDA must review the results of these preclinical studies as part of an Investigational New Drug application.

If preclinical studies of a product candidate, including animal studies, demonstrate safety, and laboratory test results are acceptable, then the potential product will undergo clinical trials to test the therapeutic agent in humans. Human clinical trials are subject to numerous governmental regulations that provide detailed procedural and administrative requirements designed to protect the trial participants. Each institution that conducts human clinical trials has an Institutional Review Board or Ethics Committee charged with evaluating each trial and any trial amendments to ensure that the trial is ethical, subjects are protected and the trial meets the institutional requirements. These evaluations include reviews of how the institution will communicate the risks inherent in the clinical trial to potential participants so that the subjects may give their informed consent. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices regulations and the protocols the company establishes to govern the trial objectives, the parameters to be used for monitoring safety, the criteria for evaluating the efficacy of the potential product and the rights of each trial participant with respect to safety. FDA regulations require us to submit these protocols as part of the application. A FDA review or approval of the protocols, however, does not necessarily mean that the trial will successfully demonstrate safety and/or efficacy of the potential product.

Institutions that receive NIH funding for research involving recombinant DNA must also comply with the NIH Recombinant DNA Guidelines, and the clinical trials conducted at those institutions are subject to a review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. The outcome of this review can be either an approval to initiate the trial without a public review or a requirement that the proposed trial be reviewed at a quarterly committee meeting. A clinical trial will be publicly reviewed when at least three of the committee members or the Director of the Office of Biotechnology Activities recommends a public review. Should the RAC require a public hearing, the start of the trial must be delayed until after the hearing date. Although the NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Additionally, before any clinical trial can be initiated at an NIH-funded site, the Institutional Biosafety Committee of that site must perform a review of the proposed clinical trial and ensure there are no safety issues associated with the trial.

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

Employees

As of December 31, 2006, we had 70 full-time-equivalent employees. Nine of our employees have Ph.D. or M.D. degrees and a significant number of our management and professional employees have prior experience with other biotechnology or pharmaceutical companies. We also rely on a number of temporary staff positions and third party consultants. None of our employees are covered by a collective bargaining agreement.

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

Item 1A. Risk Factors.

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, operating results or financial condition could be harmed. This could cause the trading price of our stock to decline, and you could lose all or part of your investment.

Risks Related to Our Business

The audit report prepared by our independent registered public accounting firm includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

We estimate that our cash and cash equivalents on hand, which includes the net proceeds of approximately $8.1 million received in our January 2007 private placement of common stock and warrants to purchase common stock, plus expected funding from our partners, will be sufficient to fund our operations into the fourth quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of expected funding from our partners. Prior to that time, we will need to raise additional capital to continue to fund operations at their current level. In addition, as of December 31, 2006, we owed to Biogen Idec approximately $1.5 million in aggregate principal amount pursuant to an outstanding promissory note. In December 2006, we made a $583,000 advance payment to Biogen Idec in accordance with the terms of the promissory note, which requires one-third of certain up-front payments received from potential future collaborators to be applied toward the outstanding loan balance in reverse order of maturity. The receipt of the $1.75 million license fee from AMT triggered this payment, which was applied first to interest owed through the payment date and then to the long term portion of the promissory note. The terms of the promissory note require us to make annual interest payments and scheduled principal payments of $1.0 million in August 2007 and $525,000 in August 2008.

If we do not raise additional funds, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our shareholders. We may need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

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

•

issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. Our ability to issue equity, and our ability to issue it at the current market price, may be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75.0 million. Moreover, our ability to raise additional capital may be adversely affected by the fact that the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 includes a going concern qualification.

The perceived risk associated with the possible sale of a large number of shares of our common stock could cause some of our shareholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

The funding that we expect to receive from our collaborations depends on continued scientific progress under the collaborations and our collaborators’ ability and willingness to continue or extend the collaboration. If we are unable to successfully access additional capital, we may need to scale back, delay or terminate one or more of our development programs, curtail capital expenditures or reduce other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

We expect to continue to operate at a loss and may never become profitable.

Substantially all of our revenue to date has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of December 31, 2006, we had an accumulated deficit of $284.0 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

In March 2006, we initiated a Phase I/II trial for our inflammatory arthritis product candidate in the United States and Canada. We will not generate any product revenue for at least several years and then only if we can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

No gene therapy products have received regulatory approval for marketing from the FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving traditional drugs. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH are subject to review by the NIH’s Office of Biotechnology Activities Recombinant DNA Advisory Committee, or RAC. Although NIH guidelines do not have regulatory status, the RAC review process can impede the initiation of the trial, even if the FDA has reviewed the trial and approved its initiation. Moreover, before a clinical trial can begin at an NIH-funded institution, that institution’s Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial.

The regulatory process for our product candidates is costly, time-consuming and subject to unpredictable delays. The clinical trial requirements of the FDA, NIH and other agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene therapy products have changed frequently and may change in the future. Accordingly, we cannot predict how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Some or all of our product candidates may never receive regulatory approval. A product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Our clinical trials may fail to demonstrate the safety and efficacy of a product candidate or a product candidate may generate unacceptable side effects or other problems during or after clinical trials. Should this occur, we may have to delay or discontinue development of the product candidate, and the partner, if any, that supports development of such product candidate may terminate its support. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market will decrease our ability to generate sufficient product revenue to maintain our business.

If we are unable to obtain or maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene therapy technology license agreement with Amgen as the successor to Immunex under which we have licensed rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or nonexclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene therapy technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had, and expect to have further, communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product.

We believe that we will need to obtain additional licenses to use patents and unpatented technology owned or licensed by others for use, compositions, methods, processes to manufacture compositions, processes to manufacture and purify gene delivery product candidates and other technologies and processes for our present and potential product candidates. If we are unable to maintain our current licenses for third-party technology or obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses typically contain provisions that require us to meet minimum development milestones in order to maintain the license on an exclusive basis for some or all fields of the license. We also have license agreements for some of our technologies that may require us to sublicense certain of our rights. If we do not meet these requirements, our licensor may convert all or a portion of the license to a nonexclusive license or, in some cases, terminate the license.

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

As our product development efforts progress, most particularly in potentially significant markets such as HIV/AIDS, congestive heart failure or inflammatory arthritis therapies, the risk increases that others may claim that our processes and product candidates infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

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

A portion of our operating expenses are funded through our collaborative agreements with third parties. Our HIV/AIDS vaccine collaboration with CHOP and CCRI is funded through a subcontract with the NIAID, which is a U.S. government agency. We also have contracts with two biotechnology companies, Celladon and Sirna and one public health organization, IAVI. Each of these collaborations provides for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures.

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

Our partners provide funding, manage regulatory filings, aid and augment our internal research and development efforts and provide access to important intellectual property and know-how. Their activities include, for example, support in processing the regulatory filings of our product candidates and funding clinical trials. Our outside scientific consultants and contractors perform research, develop technology and processes to advance and augment our internal efforts and provide access to important intellectual property and know-how. Their activities include, for example, clinical evaluation of our product candidates, product development activities performed under our research collaborations, research under sponsored research agreements and contract manufacturing services. Collaborations with established pharmaceutical and biotechnology companies and academic, research and public health organizations often provide a measure of validation of our product development efforts in the eyes of securities analysts, investors and the medical community. The development of certain of our potential products, and therefore the success of our business, depends on the performance of our partners, consultants and contractors. If they do not dedicate sufficient time, regulatory or other technical resources to the research and development programs for our product candidates or if they do not perform their obligations as expected, we may experience delays in, and may be unable to continue, the preclinical or clinical development of those product candidates. Each of our collaborations and scientific consulting relationships concludes at the end of the term specified in the applicable agreement unless we and our partners agree to extend the relationship. Any of our partners may decline to extend the collaboration, or may be willing to extend the collaboration only with a significantly reduced scope. Competition for scientific consultants and partners in gene therapy is intense. We may be unable to successfully maintain our existing relationships or establish additional relationships necessary for the development of our product candidates on acceptable terms, if at all. If we are unable to do so, our research and development programs may be delayed or we may lose access to important intellectual property or know-how.

The success of our clinical trials and preclinical studies may not be indicative of results in a large number of subjects of either safety or efficacy.

The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials are based on limited numbers of subjects and generally test for drug safety rather than efficacy. Our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if the favorable results we have achieved in clinical trials will have a lasting or repeatable effect. If a larger group of subjects does not experience positive results or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF, our product candidate for the treatment of cystic fibrosis, following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

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

Commercialization of any products will require continued compliance with FDA and other federal, state and local regulations. For example, our current manufacturing facility, which is designed for manufacturing our AAV vectors for clinical and development purposes, is subject to the Good Manufacturing Practices requirements and other regulations of the FDA, as well as to other federal, state and local regulations such as the Occupational Health and Safety Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and the Environmental Protection Act. Any future manufacturing facility that we may construct for large-scale commercial production will also be subject to regulation. We may be unable to obtain regulatory approval for or maintain in operation this or any other manufacturing facility. In addition, we may be unable to attain or maintain compliance with current or future regulations relating to manufacture, safety, handling, storage, record keeping or marketing of potential products. If we fail to comply with applicable regulatory requirements or discover previously unknown manufacturing, contamination, product side effects or other problems after we receive regulatory approval for a potential product, we may suffer restrictions on our ability to market the product or be required to withdraw the product from the market.

Risks Related to Our Industry

Adverse events in the field of gene therapy could damage public perception of our potential products and negatively affect governmental approval and regulation.

Public perception of our product candidates could be harmed by negative events in the field of gene transfer. For example, in 2003, fourteen subjects in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the subjects subsequently developed leukemia. Serious adverse events, including patient deaths, have occurred in clinical trials. Adverse events in our clinical trials and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.

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

We face increasingly intense competition from a number of commercial entities and institutions that are developing gene therapy technologies. Our competitors include early-stage and more established gene delivery companies, other biotechnology companies, pharmaceutical companies, universities, research institutions and government agencies developing gene therapy products or other biotechnology-based therapies designed to treat the diseases on which we focus. We also face competition from companies using more traditional approaches to treating human diseases, such as surgery, medical devices and pharmaceutical products. If our product candidates become commercial gene therapy products, they may affect commercial markets of the analogous protein or traditional pharmaceutical therapy. This may result in lawsuits, demands, threats or patent challenges by others in an effort to reduce our ability to compete. In addition, we compete with other companies to acquire products or technology from research institutions or universities. Many of our competitors have substantially more resources, including research and development personnel, capital and infrastructure, than we do. Many of our competitors also have greater experience and capabilities than we do in:

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

Sales of medical products and treatments, both domestically and abroad, substantially depend on the availability of reimbursement to the consumer from third-party payors. Our potential products may not be considered cost-effective by third-party payors, who may not provide coverage at the price set for our products, if at all. If purchasers or users of our products are unable to obtain adequate reimbursement, they may forego or reduce their use of our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Risks Related to Our Common Stock

If we sell additional shares, our stock price may decline as a result of the dilution that will occur to existing shareholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. Any additional sales of shares of our common stock are likely to have a dilutive effect on our then-existing shareholders. Subsequent sales of these shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares. These future sales could also have an adverse effect on the market price of our shares and could result in additional dilution to the holders of our shares.

The perceived risk associated with the possible sale of a large number of shares could cause some of our shareholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.

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

A small number of investors own a significant number of shares of our common stock. As of March 16, 2007, Biogen Idec held approximately 2.2 million shares and Elan held approximately 1.2 million shares of our common stock. Together these holdings represent approximately 25% of our common shares outstanding as of March 16, 2007. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

•

election of directors;

•

amendment of our charter documents; or

•

approval of significant corporate transactions, such as a change of control of us.

The interests of these shareholders may conflict with the interests of other holders of our common stock with regard to such matters. Furthermore, this concentration of ownership of our common stock could allow these shareholders to delay, deter or prevent a third party from acquiring control of us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Both Biogen Idec and Elan have sold shares of our common stock and may continue to do so. Sales of significant value of stock by these investors may introduce increased volatility to the market price of our common stock. In accordance with the termination agreement that we entered into with Elan in March 2004, Elan is only permitted to sell quantities of our stock equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.

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

Item 2. Properties.

We lease approximately 42,000 square feet of laboratory, manufacturing and office space in two buildings in Seattle, Washington. The lease on our primary laboratory, manufacturing and office space (representing 37,000 square feet) expires in April 2009 and has one option to renew for an additional five-year period. In the second quarter of 2006, we amended the lease on our administrative office space to reduce our square footage to 5,000 square feet three years before the end of the original lease term. As a result the lease on our administrative space expires in March 2014 and has one option to renew for an additional five-year period. We believe that our Seattle facilities are sufficient to support our research, manufacturing and administrative needs under our current operating plan.

We also lease approximately 76,000 square feet of space in Bothell, Washington, intended for future large-scale manufacturing of our products. The lease on this facility expires in September 2015 and includes an option for us to extend its term for one additional five-year period. While preliminary design activities have been completed, we have never occupied this facility and do not currently plan to commence the construction of this facility unless and until product demands warrant resumption of construction activities. As a result, we are trying to sublease all or part of the facility. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of financial resources.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common currently stock trades on the NASDAQ Capital Market under the symbol TGEN. From May 20, 1994 until January 8, 2003, our common stock was traded on the NASDAQ National Market (now known as the NASDAQ Global Market) under the symbol TGEN.

The following table lists, for each calendar quarter indicated, the high and low bid quotations for our common stock, as quoted on the NASDAQ Capital Market. These quotes reflect inter-dealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions. This historical stock price information has been adjusted to reflect our 1-for-10 reverse stock split, which was effected on May 11, 2006.

	High	Low

2006:
4th Quarter	$7.16	$1.77
3rd Quarter	2.40	1.71
2nd Quarter	4.70	1.77
1st Quarter	6.30	3.90
2005:
4th Quarter	$7.20	$4.80
3rd Quarter	9.20	6.00
2nd Quarter	12.50	5.00
1st Quarter	19.00	4.00

The last reported bid quotation for our common stock, as quoted on the NASDAQ Capital Market on March 16, 2007 was $2.79 per share.

Holders. As of March 16, 2007, we had 359 shareholders of record and approximately 18,000 beneficial holders of our common stock.

Dividends. We have never paid cash dividends and do not anticipate paying them in the foreseeable future. In addition, our loan agreement with Biogen Idec restricts the amount of cash dividends we could pay.

Recent Sales of Unregistered Securities. On June 21, 2006, we issued 20,000 shares of common stock to Needham & Company, LLC in lieu of cash payments for expenses and fees, and the issuance of warrants. The compensation due to Needham was in connection with our engagement of Needham and the referral of one of the investors in our registered offering in March 2006 from Needham. We received a release of any claims Needham may have had against us as consideration for the shares. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended, to an institutional investor.

On July 10, 2006, we issued 25,000 shares of common stock to the International AIDS Vaccine Initiative as part of the consideration for the Collaboration and License Agreement, dated January 1, 2005, by and among the International AIDS Vaccine Initiative, Children’s Research Institute, The Children’s Hospital of Philadelphia, and the Company. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended, to an accredited investor.

On November 7, 2006, we issued 1,000,000 shares of common stock to Biogen Idec as part of the consideration for Amendment Number 2 to the Funding Agreement, dated November 7, 2006. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended, to an accredited investor.

Performance Graph. The following graph shows a comparison of cumulative total shareholder return for Targeted Genetics, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index, or NBI. The graph shows the value, as of December 31, 2006, of $100 invested on December 31, 2001 in our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below at December 31, 2006 and 2005, and for the fiscal years ended December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at December, 2004, 2003 and 2002, and for the years ended December 31, 2003 and 2002, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein. All share and per share information herein (including shares outstanding and earnings per share) reflect the retroactive adjustment for a one-for-ten reverse stock split we implemented in May 2006.

	Year Ended December 31,
	2006 (1)(4)(5)	2005 (1)	2004 (1)(2)	2003 (1)	2002 (1)
Statement of Operations Data
Revenue	$9,864,000	$6,874,000	$9,652,000	$14,073,000	$19,333,000
Operating expenses	46,593,000	26,221,000	24,822,000	27,877,000	42,074,000
Loss from operations	(36,729,000)	(19,347,000)	(15,170,000)	(13,804,000)	(22,741,000)
Net loss applicable to common stock	$(33,990,000)	$(19,198,000)	$(14,257,000)	$(14,833,000)	$(23,767,000)
Net loss per basic and diluted common share	$(3.47)	$(2.24)	$(1.79)	$(2.58)	$(5.19)
Shares used in computing basic and diluted net loss per common share	9,788,000	8,564,000	7,945,000	5,749,000	4,577,000

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and cash equivalents	$6,206,000	$14,122,000	$34,096,000	$21,057,000	$12,606,000
Total assets	17,467,000	48,798,000	69,965,000	57,672,000	52,713,000
Long-term obligations	570,000	8,177,000	10,182,000	11,227,000	20,494,000
Preferred stock(3)	—	—	—	12,015,000	12,015,000
Total shareholders’ equity	5,367,000	30,571,000	49,762,000	33,479,000	5,896,000

——————

(1)

Operating expenses include restructure charges of $2.0 million in 2006, $1.7 million in 2005, $884,000 in 2004, $5.2 million in 2003, and $2.3 million in 2002. See Note 4 of the notes to our consolidated financial statements.

(2)

Results reflect a $1.0 million gain on the sale of a majority-owned subsidiary in July 2004. See Note 7 of the notes to our consolidated financial statements.

(3)

As a result of the expiration of an exchange right of the holder in April 2003, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. The Series B preferred stock was converted by the holder into common stock in March 2004.

(4)

Operating expenses include a goodwill impairment charge of $23.7 million in 2006. See Note 8 of the notes to our consolidated financial statements.

(5)

Reflects a November 2006 $2.6 million gain on the restructuring of our Biogen Idec debt. See Note 5 of the notes to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Targeted Genetics Corporation is a clinical-stage therapeutic biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of therapeutic products called gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene therapeutics. In addition to treating diseases that have not had treatments in the past, we believe that there is also a significant opportunity to use gene therapeutics to more effectively treat diseases that are currently treated using other therapeutic classes of drugs such as protein-based drugs, monoclonal antibodies, or small molecule drugs.

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease facilitating the normal protein production or gene regulation capabilities of cells. In addition, gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they normally produce thereby treating a disease state. A new class of gene therapeutics currently receiving attention is RNA interference or RNAi. RNAi comprises small RNA molecules that once delivered into the cell may shut down or interfere with cellular functions. The vectors developed by us for delivery of genes may be particularly useful for the delivery of this new class of genetic therapeutics.

We have four product candidates, two of which are currently in clinical trials. Our clinical-stage candidates are aimed at inflammatory arthritis and HIV/AIDS. Our lead product candidate, tgAAC94, for the treatment of inflammatory arthritis is in Phase I/II clinical trials. Our HIV/AIDS prophylactic vaccine product candidate for the developing world, which we are developing in collaboration with IAVI, is in Phase II clinical trials. Our preclinical product candidates, all in development with collaboration partners, are aimed at congestive heart failure, Huntington’s disease and at protecting against the progression of HIV infection to AIDS in the developed world.

Most of our expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We have financed the company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities and through proceeds from the issuance of debt and loan funding under equipment financing arrangements. On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock.

As of December 31, 2006, our accumulated deficit totaled $284.0 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

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

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. As we prepare our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue, accrued restructure charges, goodwill and stock-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Note 1 of the notes to our consolidated financial statements, “Description of Business and Summary of Significant Accounting Policies,” summarizes our significant accounting policies that we believe are critical to the presentation of our consolidated financial statements. Our most critical accounting policies, estimates and assumptions are:

Revenue Recognition Policy

We generate revenue from technology licenses, collaborative research arrangements and agreements to provide research, development and manufacturing services. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable, up-front license fees, collaborative research funding, technology access fees and various other payments. We initially defer revenue from nonrefundable, up-front license fees and technology access payments and then recognize it systematically over the service period of the collaborative agreement, which is often the development period. We recognize revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements or ratably amortized over the remaining contract period. We recognize revenue under research and development contracts as the related costs are incurred. When contracts include multiple elements, we follow the Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires us to satisfy the following before revenue can be recognized: 1) the delivered items have value to the customer on a stand-alone basis, 2) any undelivered items to have objective and reliable evidence of fair value of the undelivered items, and 3) delivery or performance to be probable and within our control for any delivered items that have a right of return. We have determined that for these contracts the manufacturing and the research and development activities can be accounted for as separate units of accounting and we allocate the revenue to each unit based on relative fair value. We classify advance payments received in excess of amounts earned as deferred revenue.

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

Our assumptions of estimated sublease rental income and the period of time and concessions that we estimate will be necessary to enter into a sublease can significantly impact the accrual and may differ from what actually occurs. We periodically evaluate these restructuring estimates and assumptions and record additional restructure charges as necessary to reflect current market conditions and delays in subleasing the Bothell facility. Changes to our restructuring estimates and assumptions can be material. For example in 2006, we updated our estimates of the cost and anticipated sublease income as well as extended the expected lead time for subleasing the facility. These updates resulted in additional restructure charges of $860,000. As a result of periodic evaluations and updates, we have recorded $7.1 million in additional restructure charges since December 2002 when we first established a restructuring reserve for exiting the Bothell facility. We also record accretion expense based upon changes in the accrued restructure liability that results from the passage of time at an assumed discount rate of 10%. We record accretion expense as a restructuring charge, which totaled $751,000 in 2006, $577,000 in 2005 and $513,000 in 2004.

As indicated above the estimated lease restructuring liability includes the benefit of estimated future sublease income, net of related commission costs and lease concessions. If instead, we assumed that the facility would not be subleased before the expiration of the lease in 2015, we would have increased the lease restructuring liability by $1.3 million as of December 31, 2006.

We will continue to evaluate any additional information that may become available with respect to the estimates and assumptions as they relate to the facility, which may result in further significant charges to our results of operations. If circumstances with the lease change, or if we decide to resume use of this facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructuring expenses and reflected in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructuring charges.

Goodwill and Other Intangible Assets

When we purchased Genovo in 2000 we recorded intangible assets of $39.5 million on our financial statements, which represented know-how, an assembled workforce and goodwill. Between 2000 and 2002 we recognized $8.1 million of amortization of the goodwill and intangible assets and in 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued amortization of goodwill and requires us to perform goodwill impairment tests annually or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. We assess any potential impairment using a two-step process. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires us to compare the fair value of our total company, as measured by market capitalization to the company’s net book value. If our fair value is greater, then no impairment is indicated. If our fair value is less then the net carrying value of our assets, then we are required to perform the second step to determine the amount, if any, of goodwill impairment. In step two, the implied fair value of goodwill is calculated and compared to its carrying amount. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating our fair value to all of our assets and liabilities including intangible assets such as in process research and development and developed technology as if the company had been acquired in a hypothetical business combination as of the date of the impairment test. We engaged an independent valuation firm to assist with the evaluation, including the assessment of our estimated fair value and the hypothetical purchase price allocations.

As a result of an interim goodwill impairment test performed in the second quarter of 2006, we recognized a non-cash loss on impairment of goodwill of $23.7 million based on an assessment that the implied value of goodwill was $7.9 million.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating our fair value, we make estimates and judgments about our future revenues and cash flows, application of a discount rate, and the potential control premium relative to the market price of our stock at the valuation date. In estimating the fair value of our net assets, including intangible assets, we make estimates and judgments relating to the fair value of specific assets and liabilities. These estimates generally involve projections of the cash flows which may be provided by specific assets such as in process research and development, completed technology and trademarks and trade names, including assumptions as to the probability of bringing drug candidates to market, the timing of product development, the market size addressed by our potential products, and the application of discount rates. Changes in these estimates could affect our conclusion as to whether an impairment has occurred and could also significantly impact the amount of impairment recorded.

Stock-Based Compensation

Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” Accordingly, in 2005 and 2004 we did not recognize any stock-based compensation expense for options granted to employees or directors because we grant all options at fair market value on the date of grant.

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We have adopted the SFAS No. 123R fair value recognition provisions using the modified prospective transition method. Under the modified prospective method, compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, we recorded $861,000 for the year ended December 31, 2006. This expense is classified as follows:

Year Ended December 31, 2006

Research and development	$465,000
General and administrative	396,000
Total stock-based compensation	$861,000

The proforma cost of stock option compensation was $1.4 million in 2005 and $1.6 million in 2004 for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. As of December 31, 2006, total unrecognized compensation cost related to unvested options was approximately $581,000, net of estimated forfeitures. We expect to recognize this compensation expense over a weighted average period of approximately 8 months.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We based our volatility and expected life estimates based on our historical data. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 of the notes to our consolidated financial statements for a further discussion on stock-based compensation.

Application of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement factors for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard is effective for fiscal years beginning after December 15, 2006 and provides guidance on classification, disclosure, and transition. We are in the process of evaluating the impact of this standard on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year financial statements are materially misstated. SAB 108 became effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and the following discussion of our results of operations and liquidity and capital resources.

Results of Operations

Revenue

	Year Ended December 31,
	2006	2005	2004
Revenue from collaborative agreements:
HIV/AIDS vaccine – IAVI	$2,262,000	$5,588,000	$8,340,000
HIV/AIDS vaccine – NIAID	1,548,000	—	—
Congestive heart failure – Celladon	4,220,000	777,000	—
Huntington’s disease – Sirna	47,000	315,000	—
Contract manufacturing revenue and other	37,000	194,000	1,312,000
Other revenues:
License agreements – AMT	1,750,000	—	—
Total revenue	$9,864,000	$6,874,000	$9,652,000

Our total revenue in 2006 was $9.9 million, compared to $6.9 million in 2005. Our revenue in 2006 consists primarily of amounts we earned under our congestive heart failure collaboration with Celladon which increased to $4.2 million in 2006 from $777,000 in 2005. This increase in revenue reflects internal development efforts and the completion of two manufacturing campaigns during 2006. Our revenue in 2006 also includes $1.5 million from our NIAID-funded HIV/AIDS vaccine collaboration with CCRI and CHOP. Our research and development activity in support of this project began in the first quarter of 2006. Revenue from our IAVI collaboration decreased to $2.3 million in 2006 from $5.6 million in 2005 due to the progress of planned development activities and scheduled product manufacturing and the shift of the program toward support of clinical trials. The IAVI vaccine candidate is currently in Phase II clinical trials that are managed, monitored and funded independently by IAVI. We recognized $1.8 million in licensing revenue in 2006 from a license fee received from AMT for a non-exclusive license to certain of our AAV1 vector gene delivery system patent rights. The decrease in total revenue for 2005 compared to 2004 is the result of lower revenues earned in 2005 under our development collaboration with IAVI. Revenue recognized under this collaboration was $5.6 million in 2005 compared to $8.3 million in 2004. The decrease in 2005 revenue earned under our IAVI HIV/AIDS vaccine collaboration as compared to 2004 revenue reflects the completion of several development activities as the program progressed into the Phase I and Phase II clinical trials.

We expect that substantially all of our 2007 revenue will consist of research and development revenue from the NIAID-funded HIV/AIDS vaccine subcontract with CCRI and CHOP and our collaborations with Celladon and IAVI. We expect revenue associated with our NIAID-funded HIV/AIDS vaccine collaboration to increase substantially compared to 2006 due to product development progress and increased manufacturing activities. We expect our revenues associated with IAVI to decline in 2007 compared to 2006 and 2005 due to the continuation of the current Phase II clinical trials during 2007. We also expect our revenues associated with the Celladon collaboration to decrease due to less manufacturing activity as our work transitions towards supporting a Phase I clinical trial. Our revenue for the next several years will depend on the successful achievement of milestones in our current product development collaborations and whether we enter into any new product development collaborations, manufacturing arrangements or licenses.

Operating Expenses

Research and Development. Research and development expenses totaled $14.5 million in 2006, compared to $18.2 million in 2005. This decrease reflects lower costs related to our HIV/AIDS vaccine collaboration with IAVI preclinical development, lower indirect costs as a result of the restructuring efforts implemented in January 2006 and lower costs as a result of suspending our cystic fibrosis program in 2005. These decreases were partly offset by higher costs related to our inflammatory arthritis project during 2006 and costs of the NIAID-funded HIV/AIDS vaccine development program. The increase in research and development expenses in 2005 compared to 2004 reflects the costs associated with our programs in preclinical development, which totaled $8.1 million in 2005 as compared to $5.3 million in 2004. The increase is primarily due to the continued progress of our inflammatory arthritis program and initiation of the Celladon and Sirna collaborations in early 2005. These increases for 2005 compared to 2004 were offset by decreased HIV/AIDS vaccine development costs related to the IAVI collaboration as the project progresses through the clinical stages of development.

We currently expect our research and development expenses in 2007 to increase moderately as compared to 2006, as the result of increased levels of development and manufacturing activities relating to the NIAID project and higher clinical trial costs related to our rheumatoid arthritis program. Our research and development expenses fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of capital resources. We expect that our expenses will continue to fluctuate as we proceed with our current development collaboration and enter into potential new development collaborations and licensing agreements.

The following is an allocation of our total research and development expenses between our programs in clinical development and those that are in research or preclinical stages of development:

	Year Ended December 31,
	2006	2005	2004
Programs in clinical development:
Inflammatory arthritis (initiated Phase I clinical trial in March 2004)	$2,888,000	$2,444,000	$1,771,000
IAVI HIV/AIDS vaccine	1,602,000	2,836,000	3,704,000
Cystic fibrosis(1)	40,000	534,000	823,000
Indirect costs	2,823,000	4,246,000	5,660,000
Total programs in clinical development	7,353,000	10,060,000	11,958,000
Programs in research and preclinical development	7,129,000	8,139,000	5,330,000
Total research and development expense	$14,482,000	$18,199,000	$17,288,000

——————

(1)

No longer in development.

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and building occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and independently funds the clinical trial costs of our AIDS vaccine program. As a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include research and development and preclincial costs incurred for the NIAID-funded HIV/AIDS vaccine development activities and the congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative. We incurred general and administrative expenses of $6.4 million in 2006 compared to $6.3 million in 2005. The increase in our general and administrative expense for 2006 reflects inclusion of stock-based compensation expense for general and administrative employees partially offset by lower payroll expenses as a result of a January 2006 restructuring. We incurred general and administrative expenses of $6.3 million in 2005 compared to $6.7 million in 2004. This decrease primarily reflects costs eliminated as a result of our July 2004 sale of CellExSys. We expect our general and administrative expenses in 2007 to increase modestly as compared to 2006, primarily as the result of increased compensation expense.

Restructure Charges. Accrued restructuring charges represent our best estimate of the fair value of the liability to exit the Bothell facility as determined under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are computed as the fair value of the difference between the remaining lease payments due on these leases and estimated sub-lease costs and rental income. During 2006, we adjusted our liability in March and September to reflect our updated subleasing assumptions for our Bothell facility.

Restructure charges consist of the following:

	Year Ended December 31,
	2006	2005	2004

Charges related to changes in assumptions	$860,000	$1,132,000	$371,000
Accretion expense	751,000	577,000	513,000
Employee termination and partial lease termination fee	395,000	—	—
Total restructuring charges	$2,006,000	$1,709,000	$884,000

As of December 31, 2006, our accrued restructure was $7.4 million.

Restructure charges increased to $2.0 million for the year ended December 31, 2006, compared to $1.7 million in 2005 and $884,000 in 2004. Restructuring charges of $860,000 in 2006, $1.1 million in 2005 and $371,000 in 2004 reflect changes in our expectations regarding market conditions for the Bothell facility subleasing market.

In January 2006, we recorded a $221,000 charge related to the employee termination benefits of our restructuring efforts to realign our resources to advance our lead inflammatory arthritis product through clinical trials. In the second quarter of 2006, as a result of first quarter 2006 staff count reductions, we recorded additional restructure charges of $174,000 to reflect a lease buyout for a portion of our Seattle facility lease.

Goodwill Impairment Charge. We periodically and annually on October 1st evaluate the carrying value of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and if there is evidence of an impairment in value, we reduce the carrying value of the asset. As discussed in Note 8 of the notes to our consolidated financial statements, we recognized a non-cash loss on impairment of goodwill during second quarter of 2006. As a result of a decline in our share price during June 2006, to a level which reduced market capitalization to an amount less than the fair value of the our net assets, we were required to perform an interim goodwill impairment test. As a result of this evaluation, we recognized a non-cash impairment charge of $23.7 million, which is equal to the recorded value of goodwill in excess of its implied value.

Gain on debt restructure. In November 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we exchanged $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million with Biogen Idec and recorded a $2.6 million gain on debt restructuring. Inherent in our determination of the gain on debt restructuring is an estimate of the amounts and timing of future principal and interest payments. To the extent that changes in our estimates result in increases in estimated future interest payments such costs will be accrued, however, to the extent that changes in our estimates result in decreases in estimated future interest payments such gain will be deferred until realized.

Investment Income. Our investment income decreased to $567,000 in 2006 compared to $661,000 in 2005 due to lower average cash balances during 2006 resulting in less earned interest. Our investment income was $661,000 in 2005 compared to $383,000 in 2004, as a result of higher yields on our investments during 2005 due to rising interest rates. Investment income primarily reflects interest income earned on our cash balances. In 2005, our investment income includes the net impact of a loss due to the write down of debentures from Chromos (discussed below) offset by a gain recorded when we received stock in payment of the previously written down debentures. The net affect of these two events was $1,000. See Note 7 of the notes to our consolidated financial statements for further details.

Interest Expense. Our interest expense relates to interest on outstanding loans from Biogen Idec and obligations under equipment financing arrangements that we used to finance purchases of laboratory and computer equipment, furniture and leasehold improvements. Our interest expense decreased to $411,000 in 2006 from $512,000 in 2005 due to average lower debt balances in 2006. In 2005, we made a payment of $2.5 million and in November 2006 we restructured the note to exchange $5.65 million of the balance and made a $500,000 payment. Interest expense increased to $512,000 in 2005 from $476,000 in 2004. The increase in 2005 is due to rising interest rates, which increased the interest due on the Biogen Idec note payable. As a result of the restructuring of the Biogen Idec debt, the carrying value of the remaining debt includes the related estimated future interest payments and accordingly, we do not expect to record future interest charges on this restructured debt.

Gain on sale of majority-owned subsidiary. In 2004, Chromos Molecular Systems, Inc., or Chromos, acquired all of the outstanding shares of our majority-owned subsidiary, CellExSys, through a merger between CellExSys and Chromos Inc., a wholly-owned subsidiary of Chromos. Under the terms of the merger agreement, Chromos issued CellExSys shareholders 1,500,000 shares of Chromos common stock and a secured convertible debenture totaling approximately $3.4 million Canadian (approximately $2.5 million at the time of close). As a result, we recorded a gain of $1.0 million representing the deposits received from Chromos to fund pre-closing operating costs, the fair value of our share of the stock and debenture received and the net liabilities assumed by Chromos.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $6.2 million at December 31, 2006, as compared to $14.1 million at December 31, 2005 and $34.1 million at December 31, 2004. Our cash and cash equivalents decreased in 2006 primarily reflecting our net loss and the resulting cash used in operations of $11.6 million partially offset by the net proceeds of $4.8 million from our March 2006 sale of our common stock. Our cash and cash equivalents decreased in 2005 primarily reflecting our net loss and the resulting cash used in operations of $16.4 million and an early loan repayment to Biogen Idec of $2.5 million.

Our primary sources of capital are from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on our cash and loan funding under equipment leasing agreements and research grants. Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities.

Substantially all of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We do not expect the revenue generated from our current or future collaborative research and development arrangement to be sufficient to fully fund the development and commercialization of our product candidates. As a result, we do not expect to generate ongoing positive cash flow from our operations for the foreseeable future and our ability to generate any sustained positive cash flow is dependent upon our success at developing and commercializing our product candidates.

We will require substantial additional financial resources to fund development and commercialization of our lead product candidate in inflammatory arthritis.

We are currently focusing our development funding on our inflammatory arthritis product candidate which is in Phase I/II clinical trials. During 2006, we spent approximately $2.9 million on this program in outside costs and allocated staff costs to support research and development activities and clinical trial costs, and we expect to spend approximately $3 million to $4 million in 2007 on this program, largely for clinical trial expenses. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

Our operating cash flows are primarily influenced by our losses from operations, net of the effect of non-cash items such as stock-based compensation, depreciation and amortization of our property and equipment, accounts receivable, deferred revenue and restructuring activity. Depreciation and amortization charges for 2006 were $720,000 million, which were down from $1.3 million in 2005 and 2004. The decrease in 2006 as compared to 2005 and 2004 primarily reflects lower depreciation on lab equipment. Stock compensation expense was $861,000 for 2006 compared to no expense in 2005 and 2004 due to the implementation of FASB 123R beginning January 1, 2006. Accounts receivable was higher in 2006 than previous years due to the timing of cash received and significant billings in the fourth quarter of 2006. Deferred revenue activity in 2006 and 2005 compared to 2004 reflects changes in the levels of pre-funded work under our collaborative agreements. Increases in our restructure reserve, offset by payments of rent for our Bothell facility resulted in net increases in reserves of $228,000 in 2006 and $802,000 in 2005. In 2004, rent payments were partially offset by charges, which resulted in a net decrease of $523,000.

Our cash used financing activities in 2006 included $1.2 million of loan repayments including $1.0 million to Biogen Idec and $155,000 to financing companies in payment of our obligations under equipment financing arrangements. This compares to $3.0 million of loan repayments including $2.5 million to Biogen Idec and $499,000 of equipment financing payments in 2005 and $866,000 of equipment financing payments in 2004.

Sales of the shares of our common stock contributed significantly to our cash flows from investing activities in both 2006 and in 2004. Our financial results in 2006 include approximately $4.8 million of net proceeds as a result of the sale of 1.3 million shares of our common stock and our financial results in 2004 include approximately $29.8 million of net proceeds as a result of the sale of 1.5 million shares of our common stock.

On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock. On March 10, 2006, we sold 1.3 million shares of our common stock in a public offering at a price of $3.90 per share and received net proceeds of approximately $4.8 million. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times.

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally extends for multiple one-year terms and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006 and in 2006 the program was further extended until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. In 2005, we announced that we extended the scope of our HIV/AIDS vaccine program activities, primarily to the developed world, via the NIAID-funded collaboration with CCRI and CHOP. During 2006, we received $838,000 under this collaboration and our portion of the funding could be up to an additional $17.4 million over the remaining four years of the contract. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones. The funding from each of our collaborative partners fully offsets our incremental program costs from each collaboration and also partially funds development of our company-funded inflammatory arthritis product candidate and our overhead and fixed costs. Our revenue from collaborative agreements and licenses revenues totaled $9.9 million in 2006, $6.9 million in 2005 and $9.7 million in 2004 and assuming that we complete all of the planned development activities for each of these funded projects, we expect to earn revenue from our collaborative partners of up to $10 million in 2007.

Each of our collaborations has provisions that allow our partners the right to terminate the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. If we were to lose the collaborative funding expected from the NIAID, Celladon or IAVI collaborations and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and our cash horizon would be shortened.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant outstanding debt, lease commitments and long-term obligations which draw on our cash resources. The following table presents our contractual commitments:

	Payments Due through Year Ended December 31:
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt obligations	$1,000,000	$525,000	$—	$—	$—	$—	$1,525,000
Interest related to long-term debt obligations	103,000	45,000	—	—	—	—	148,000
Equipment financing obligations	26,000	1,000	—	—	—	—	27,000
Interest related to equipment financing obligations	1,000	—	—	—	—	—	1,000
Operating lease obligations:
Seattle facilities – occupied	754,000	758,000	276,000	115,000	115,000	258,000	2,276,000
Bothell facility – not occupied	1,362,000	1,362,000	1,362,000	1,431,000	1,636,000	6,134,000	13,287,000
Purchase obligations	1,585,000	—	—	—	—	—	1,585,000
Total	$4,831,000	$2,691,000	$1,638,000	$1,546,000	$1,751,000	$6,392,000	$18,849,000

In 2001, we borrowed $10 million from Biogen Idec to fund our general operations. This note was originally due in August 2006. In 2005, we restructured the repayment of this $10 million of debt and a separate $650,000 loan owed to Biogen Idec we incurred as part of our acquisition of Genovo. Under the amended terms of these loans, we paid $2.5 million of the outstanding debt in 2005 and agreed to make additional payments of $2.5 million in each of August 2007, 2008 and 2009. In addition, we agreed to repay the $650,000 loan in August 2007. Further as part of the September 2005 restructuring agreement, we agreed to apply one-third of certain up-front or milestone payments received from potential corporate collaborations to repayment of the outstanding debt, first to the payment of any accrued and unpaid interest on the principal being repaid, and second to the payment of outstanding principal in reverse order of maturity.

In November 2006, we signed an agreement to further restructure the remaining $8.15 million of debt payable to Biogen Idec. Under the agreement, Biogen Idec agreed to exchange $5.65 million of debt for million shares of our common stock with a fair value of $2.9 million and we agreed to immediately pay $500,000 of the remaining debt. The remaining $2.0 million principal balance bears interest at the rate of LIBOR plus 1% and we agreed to re-pay it in two equal installments of $1.0 million each on August 1, 2007 and August 1, 2008. In addition, the agreement provides for early repayment of the 2007 installment within thirty days of a change in control of the Company. Several of the provisions of the modified loan agreement entered into in 2005 continue including the requirement to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable. According to SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings,” we accounted for this transaction as a troubled debt restructuring which resulted in a gain on debt restructuring of $2.6 million. We calculated the gain as the difference between the original principal and interest payments due on the Biogen Idec debt as compared to the cash payments made, the fair value of the common stock issued in the debt restructuring and the remaining principal and interest payments due. We recorded the loan as the $2.0 million principal amount plus the total estimated future interest payments of $167,000.

In December 2006, we made a $583,000 advance payment to Biogen Idec in accordance with the terms of the note which requires one-third of certain up-front payments received from potential future collaborators to be applied toward the outstanding loan balance. The receipt of a $1.75 million license fee from AMT triggered this payment which, according to the agreement, was applied first to interest owed through the payment date and then to the long term portion of the note. As a result of this payment, our loan balance obligation is $1.7 million as of December 31, 2006.

Operating lease obligations represent our commitments for our facilities in Seattle and Bothell, Washington. Lease payments for our laboratory, manufacturing and office space facilities in Seattle will total $2.3 million between January 1, 2007 and the end of the lease in 2014. Lease payments on the Bothell facility will total $13.3 million between January 1, 2007 and the end of the lease in 2015. We are pursuing efforts to sublease or otherwise reduce the costs of our Bothell facility and we may seek to sublease a portion of our laboratory space in our Seattle facility. When we make leasehold improvements to our facilities, we amortize them over the shorter of the useful life of the asset or the remaining term of the lease.

Our research and development expenses fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of capital resources. Because a portion of our revenue and expense is directly tied to our research and development activities, our revenue will fluctuate in part with the level of future research and development activities. We expect that our revenue and expense will continue to fluctuate as we proceed with our current development collaborations, enter into potential new development collaborations and licensing agreements and potentially earn milestone payments.

Over the past several years, we have scaled our development activities to the level of available cash resources and financial support from collaboration partners. Research and development and general and administrative expenses decreased by approximately 15% in 2006 compared to 2005, increased by approximately 2% in 2005 compared to 2004 and are expected to increase modestly in 2007 as a result of additional clinical trial costs to support the advancement of our inflammatory arthritis program and certain incremental costs necessary to support our NIAID-funded HIV/AIDS vaccine project and our collaboration with Celladon. Assuming that our product development programs progress at the rates currently planned, we believe that our net cash requirements during 2007 will range from $13 million to $16 million. This amount is subject to change as the result of the outcome of our product development and business development initiatives and other efforts.

We need to raise additional capital to complete our current inflammatory arthritis clinical trial, evaluate the trial results, and assuming satisfactory results, to plan and initiate further clinical testing of our potential inflammatory arthritis product. We expect that our cash and cash equivalents at December 31, 2006, plus the funding expected from our collaborative partners to fund 2007 work activities and proceeds from the sale of shares of our common stock in January 2007, will be sufficient to fund our operations into the fourth quarter of 2007.

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 contains a going concern qualification as a result of our limited working capital.

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

We are currently evaluating additional sources of financing that could involve one or more of the following:

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

Depending on our ability to successfully access additional funding, we may be forced to implement additional cost reduction measures, such as the reduction in force we implemented in January 2006. Further adjustments may include scaling back or delaying our inflammatory arthritis development program, staff reductions, scaling back our intellectual property prosecution, subleasing portions of our lab facilities, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

Off-Balance Sheet Arrangements

Although we do not have any joint ventures or other similar off-balance sheet items, in the ordinary course of business we enter into agreements that require us to indemnify counterparties against third-party claims. These may include agreements with vendors and suppliers, under which we may indemnify them against claims arising from our use of their products or services; agreements with clinical investigators, under which we may indemnify them against claims arising from their use of our product candidates; real estate and equipment leases, under which we may indemnify lessors against third-party claims relating to use of their property; agreements with licensees or licensors, under which we may indemnify the licensee or licensor against claims arising from their use of our intellectual property or our use of their intellectual property; and agreements with initial purchasers and underwriters of our securities, under which we may indemnify them against claims relating to their participation in the transactions.

The nature and terms of these indemnifications vary from contract to contract and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2006 or 2005. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Impact of New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement factors for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard is effective for fiscal years beginning after December 15, 2006 and provides guidance on classification, disclosure, and transition. We are in the process of evaluating the impact of this standard on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current years financial statements are materially misstated. SAB 108 became effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Items with interest rate risk:

•

Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At December 31, 2006, we held $6.2 million in cash and cash equivalents, which are invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at December 31, 2006, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2007.

•

Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen Idec that contains a variable interest rate. Interest payments on this loan are established quarterly based upon LIBOR, plus 1%. In connection with the restructuring of this debt, as of December 31, 2006, we accrued $167,000 for the related estimated remaining future interest payments on the promissory note at a rate of 6.33%. Changes in market interest rates and the timing of remaining interest payments may ultimately result in adjustments to the gain on debt restructuring we recognized in 2006. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of December 31, 2006, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2007	2008	2009	2010	2011	Total

Variable rate note (principal only)	$1,000,000	$525,000	$—	$—	$—	$1,525,000

Items with market and foreign currency exchange risk:

•

Investment in Chromos Molecular Systems, Inc.: At December 31, 2006, we held 2.5 million shares of Chromos Molecular Systems, Chromos, common stock with a market value of $0.15 per common share denominated in Canadian dollars. As of December 31, 2006, the Canadian to US exchange rate was US $0.8581 per CA $1.00. As of December 31, 2006, the investment is recorded at $317,000 with a $39,000 unrealized loss and is classified within prepaid expenses and other. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 280,000 shares of Chromos stock in 2006, we recorded $8,000 of net realized losses and received $49,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Targeted Genetics Corporation

We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial statement reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targeted Genetics Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that, due to its limited working capital, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment”, effective January 1, 2006.

/s/ Ernst & Young LLP

Seattle, Washington
March 28, 2007

TARGETED GENETICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$6,206,000	$14,122,000
Accounts receivable	1,498,000	380,000
Prepaid expenses and other	531,000	683,000
Total current assets	8,235,000	15,185,000
Property and equipment, net	1,100,000	1,747,000
Goodwill	7,926,000	31,649,000
Other assets	206,000	217,000
Total assets	$17,467,000	$48,798,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,901,000	$1,770,000
Accrued employee expenses	861,000	587,000
Current portion of accrued restructure charges	1,046,000	1,838,000
Deferred revenue	251,000	278,000
Current portion of long-term obligations	1,129,000	155,000
Total current liabilities	5,188,000	4,628,000
Accrued restructure charges and deferred rent	6,342,000	5,422,000
Long-term obligations	570,000	8,177,000
Commitments and contingencies (Notes 2 and 6)
Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized: Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 18,000,000 shares authorized, 10,921,736 shares issued and outstanding at December 31, 2006 and 8,569,424 shares issued and outstanding at December 31, 2005	109,000	86,000
Additional paid-in capital	289,324,000	280,543,000
Accumulated deficit	(284,027,000)	(250,037,000)
Accumulated other comprehensive loss	(39,000)	(21,000)
Total shareholders’ equity	5,367,000	30,571,000
Total liabilities and shareholders’ equity	$17,467,000	$48,798,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Revenue:
Collaborative revenue	$8,114,000	$6,874,000	$9,652,000
Licensing revenue	1,750,000	—	—
Total revenue	9,864,000	6,874,000	9,652,000
Operating expenses:
Research and development	14,482,000	18,199,000	17,288,000
General and administrative	6,382,000	6,313,000	6,650,000
Restructure charges	2,006,000	1,709,000	884,000
Goodwill impairment charge	23,723,000	—	—
Total operating expenses	46,593,000	26,221,000	24,822,000
Loss from operations	(36,729,000)	(19,347,000)	(15,170,000)
Investment income	567,000	661,000	383,000
Interest expense	(411,000)	(512,000)	(476,000)
Gain on debt restructuring	2,583,000	—	—
Gain on sale of majority-owned subsidiary	—	—	1,006,000
Net loss	$(33,990,000)	$(19,198,000)	$(14,257,000)
Net loss per common share (basic and diluted)	$(3.47)	$(2.24)	$(1.79)
Shares used in computation of basic and diluted net loss per common share	9,788,000	8,564,000	7,945,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY

	Series B Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2003	12,015	$—	6,620,623	$66,000	$249,995,000	$(216,582,000)	$—	$33,479,000
Net loss and comprehensive loss — 2004	—	—	—	—	—	(14,257,000)	—	(14,257,000)
Conversion of Series B convertible preferred stock	(12,015)	—	433,000	5,000	(5,000)	—	—	—
Issuance of shares for cash, net of issue costs of $1,742,000	—	—	1,085,426	11,000	23,755,000	—	—	23,766,000
Issuance of shares for cash, net of issue costs of $28,000	—	—	395,413	4,000	5,968,000	—	—	5,972,000
Issuance of shares to acquire minority interest in majority-owned subsidiary	—	—	15,877	—	750,000	—	—	750,000
Exercise of stock options	—	—	12,294	—	52,000	—	—	52,000
Balance at December 31, 2004	—	$—	8,562,633	$86,000	$280,515,000	$(230,839,000)	$—	$49,762,000
Net loss — 2005	—	—	—	—	—	(19,198,000)	—	(19,198,000)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(21,000)	(21,000)
Comprehensive net loss — 2005								(19,219,000)
Exercise of stock options	—	—	6,791	—	28,000	—	—	28,000
Balance at December 31, 2005	—	$—	8,569,424	$86,000	$280,543,000	$(250,037,000)	$(21,000)	$30,571,000
Net loss — 2006	—	—	—	—	—	(33, 990,000)	—	(33,990,000)
Unrealized loss on available-for-sale securities							(18,000)	(18,000)
Comprehensive net loss — 2006	—	—	—	—	—	—	—	(34,008,000)
Stock-based compensation	—	—	—	—	861,000	—	—	861,000
Issuance of shares for cash, net of issue costs of $162,000	—	—	1,279,124	13,000	4,813,000	—	—	4,826,000
Issuance of shares to vendors	—	—	45,000	—	141,000	—	—	141,000
Issuance of shares in debt restructuring	—	—	1,000,000	10,000	2,890,000	—	—	2,900,000
Exercise of stock options	—	—	28,188	—	76,000	—	—	76,000
Balance at December 31, 2006	—	$—	10,921,736	$109,000	$289,324,000	$(284,027,000)	$(39,000)	$5,367,000

See accompanying notes to consolidated financial statements

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Net loss	$(33,990,000)	$(19,198,000)	$(14,257,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720,000	1,319,000	1,289,000
Non cash interest expense	—	27,000	63,000
Loss (gain) on sale/disposal of fixed assets	8,000	98,000	(51,000)
Stock-based compensation expense	861,000	—	—
Stock issued to outside vendors	141,000	—	—
Goodwill impairment charge	23,723,000	—	—
Gain on debt restructure	(2,583,000)	—	—
Gain on investments	(8,000)	(1,000)	—
Gain on sale of majority-owned subsidiary	—	—	(1,006,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,118,000)	24,000	(155,000)
Decrease (increase) in prepaid expenses and other	93,000	(107,000)	104,000
Decrease in other assets	11,000	451,000	341,000
Increase (decrease) in current liabilities	405,000	(109,000)	(193,000)
Increase (decrease) in deferred revenue	(27,000)	278,000	(1,180,000)
Increase (decrease) in accrued restructure charges and deferred rent	128,000	827,000	(478,000)
Net cash used in operating activities	(11,636,000)	(16,391,000)	(15,523,000)
Investing activities:
Purchases of property and equipment	(81,000)	(669,000)	(408,000)
Proceeds from sales of investments	49,000	57,000	—
Net cash used in investing activities	(32,000)	(612,000)	(408,000)
Financing activities:
Net proceeds from sales of capital stock	4,826,000	—	29,738,000
Proceeds from the exercise of stock options	76,000	28,000	52,000
Repayment of debt	(995,000)	(2,500,000)	—
Proceeds from equipment financing arrangements	—	—	46,000
Payments under equipment financing arrangements	(155,000)	(499,000)	(866,000)
Net cash provided by (used in) financing activities	3,752,000	(2,971,000)	28,970,000
Net increase (decrease) in cash and cash equivalents	(7,916,000)	(19,974,000)	13,039,000
Cash and cash equivalents, beginning of year	14,122,000	34,096,000	21,057,000
Cash and cash equivalents, end of year	$6,206,000	$14,122,000	$34,096,000
Supplemental information:
Cash paid for interest	$550,000	$441,000	$413,000
Non-cash exchange of common stock issued in debt restructure	$2,900,000	—	—

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

Reverse Stock Split

In May 2006, our Board of Directors approved a 1-for-10 reverse stock split, which became effective on May 11, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these financial statements and notes to financial statements have been restated to reflect the 1-for-10 common stock reverse split on a retroactive basis.

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

Cash Equivalents

Cash equivalents include short-term investments that have a maturity at the time of purchase of three months or less, are readily convertible into cash and we believe have an insignificant level of valuation risk attributable to potential changes in interest rates. We record our cash equivalents at cost, which approximates fair market value, and consist primarily of money market accounts and shares in a limited-term bond fund.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset’s estimated useful life. The useful lives of our furniture and equipment ranges from three to seven years, and our leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the remainder of the lease term. Our leasehold improvements are currently being amortized over useful lives which range from four to ten years. Depreciation and amortization expense was $720,000 in 2006 and $1.3 million in 2005 and 2004. Depreciation expense includes depreciation of property and equipment acquired under capital leases.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies – (continued)

Prepaid Expenses and Other

Other assets consists primarily of the Chromos Inc., or Chromos, securities that we received as payment on the debenture was and as consideration for the sale of CellExSys in July 2004. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investment securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive loss within shareholders’ equity. Upon the sales of Chromos securities, realized gains and losses are computed using the difference between the sales price and the book value which is determined on a specific identification basis. We periodically evaluate the investment securities for other-than-temporary declines in value and record any losses through an adjustment to earnings.

Goodwill and Purchased Intangibles

When we purchased Genovo in 2000, we recorded intangible assets of $39.5 million on our financial statements, which represented know-how, an assembled workforce and goodwill. Between 2000 and 2002 we recognized $8.1 million of amortization of the goodwill and intangible assets and in 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued amortization of goodwill and requires us to perform goodwill impairment tests annually or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. We assess any potential impairment using a two-step process. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires us to compare the fair value of our total company, as measured by market capitalization to our net book value. If our fair value is greater, then no impairment is indicated. If our fair value is less then the net carrying value of its assets, then we are required to perform the second step to determine the amount, if any, of goodwill impairment. In step two, the implied fair value of goodwill is calculated and compared to its carrying amount. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating our fair value to all of our assets and liabilities including intangible assets such as in process research and development and developed technology as if we had been acquired in a hypothetical business combination as of the date of the impairment test. We engaged an independent valuation firm to assist with the evaluation, including the assessment of our estimated fair value and the hypothetical purchase price allocations.

As a result of an interim goodwill impairment test performed in the second quarter of 2006, we recognized a $23.7 million non-cash loss for the impairment of goodwill based on an assessment that the implied value of goodwill was $7.9 million.

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

Accrued Restructure Charges

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facilities in Bothell, Washington, our former facility in Sharon Hill, Pennsylvania, employee termination benefits and lease termination fees for facilities related to our administrative office space in Seattle. As a result, we have recorded restructuring charges on the operating leases for these facilities. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies – (continued)

estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a risk-free annual interest rate of 10%. The assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates periodically and adjust the accrual when necessary.

Stock Compensation

Effective January 1, 2006, we adopted SFAS, No. 123R, “Share-Based Payment,” and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. For stock awards granted in 2006, stock-based compensation expenses are recognized over the option vesting period under the straight-line attribution method. For stock awards granted prior to 2006, stock-based compensation expenses are recognized under the multiple option method prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28. Previously reported amounts have not been restated.

Prior to January 1, 2006, we presented pro forma disclosure of stock-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation,” and accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally results in the recognition of no compensation cost for employee stock option grants when priced at the fair value per share on the date of grant. We do not recognize any compensation expense for options granted to employees or directors because we grant all options at fair market value on the date of grant. If we had elected to recognize compensation expense based on the fair market value at the grant dates for the stock options granted, the pro forma net loss and net loss per common share would have been as follows:

	Year Ended December 31,
	2005	2004

Net loss:
As reported	$(19,198,000)	$(14,257,000)
Add: Stock-based compensation under SFAS 123	(1,372,000)	(1,564,000)
Pro forma	$(20,570,000)	$(15,821,000)
Basic net loss per share:
As reported	$(2.24)	$(1.79)
Pro forma	(2.40)	(1.99)

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

We initially defer revenue from nonrefundable, up-front license fees and technology access payments and then recognize it systematically over the service period of the collaborative agreement, which is often the development period. We recognize revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements or ratably amortized over the remaining contract period. We recognize revenue under research and development contracts as the related costs are incurred. When contracts include multiple elements we follow the Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” which requires us to satisfy the following before revenue can be recognized: 1) the delivered items have value to the customer on a stand-alone basis, 2) any undelivered items to

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies – (continued)

have objective and reliable evidence of fair value of the undelivered items, and 3) delivery or performance to be probable and within our control for any delivered items that have a right of return. We have determined that for these contracts the manufacturing and the research and development activities can be accounted for as separate units of accounting and we allocate the revenue to each unit based on relative fair value. We classify advance payments received in excess of amounts earned as deferred revenue.

Significant Revenue Relationships and Concentration of Risk

Our primary source of revenue is from our collaborative agreements. In 2006, revenues under our collaboration with Celladon Corporation, or Celladon, accounted for the most significant portion of our revenue, followed by revenues from our collaboration with the International AIDS Vaccine Initiative, or IAVI, and our subcontract with the National Institute of Allergy and Infections Diseases, or NIAID. During 2005 and 2004, revenues under our collaboration with IAVI, accounted for a substantial portion of our revenue. During 2005, we were named as a subcontractor to receive up to $18.2 million of a five year, $22 million NIAID contract awarded to the Columbus Children’s Research Institute, or CCRI, in collaboration with The Children’s Hospital of Philadelphia, or CHOP, and us, to develop AAV-based HIV/AIDS vaccine for use in the developed world. For 2007, we expect to earn significant revenues from these three primary collaborators: the NIAID-funded HIV/AIDS vaccine collaboration, the Celladon congestive heart failure collaboration and the IAVI HIV/AIDS vaccine collaboration. A significant change in the level of work or timing of work activities and the funding received from any of these collaborations could disrupt our business and adversely affect our cash flow and results of operations.

Research and Development Costs

Research and development costs include salaries, costs of outside collaborators and outside services, clinical trial expenses, royalty and license costs and allocated facility, occupancy and utility expenses. We expense research and development costs as incurred. Costs and expenses related to programs conducted under collaborative agreements that result in collaborative revenue totaled approximately $5.6 million in 2006, $8.2 million in 2005 and $7.1 million in 2004.

Operating Leases

We have operating leases for our laboratory, manufacturing and office space in facilities located in Seattle and Bothell, Washington. These lease agreements contain rent escalation clauses and rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statement of operations. When we make leasehold improvements to our facilities, we amortize them over the shorter of the useful life of the asset or the remaining term of the lease. We currently have $409,000 of leasehold improvements related to our Seattle facilities that we are amortizing over the shorter of the useful life of the asset or the remainder of the current lease terms, which expire near the end of the first quarter of 2009 for our main laboratory, manufacturing and office facility and at the end of the first quarter of 2014 for our administrative office space.

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported our diluted net loss per share is the same as our basic net loss per share because all stock options, warrants and other potentially dilutive securities are antidilutive with respect to computing our net loss per share and therefore we exclude them from our calculation of diluted net loss per share. The total number of shares that we excluded from the calculations of net loss per share were 1,035,085 shares in 2006, 904,087 shares in 2005 and 809,305 shares in 2004.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies – (continued)

In the fourth quarter of 2006, we had net income. To calculate diluted net income per share we computed the weighted average number shares outstanding including common shares and potentially dilutive shares outstanding during the quarter. Potentially dilutive shares consist of common shares issuable upon conversion of the exercise of stock options using the treasury stock method.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement factors for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard is effective for fiscal years beginning after December 15, 2006 and provides guidance on classification, disclosure, and transition. We are in the process of evaluating the impact of this standard on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current years financial statements are materially misstated. SAB 108 became effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

2. Liquidity and Management’s Plans

We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred recurring net losses and negative operating cash flows since our inception. For the year ended December 31, 2006 our loss from operations, before a non-cash goodwill impairment charge, was $13.0 million and the net cash used in operating activities was $11.6 million. Our cash balance as of December 31, 2006 was $6.2 million and our accounts receivable balance was $1.5 million, while our current liabilities aggregated $5.2 million. As described in Note 14 of the notes to our consolidated financial statements, on January 11, 2007 we raised $8.1 million through the sale of shares of our common stock. However, these conditions still raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We project 2007 net operating cash flow deficits of approximately $13 million to $16 million. This projection assumes that we complete all of the planned development activities for each of our funded projects, resulting in approximately $10 million of 2007 funding from our collaborative partners, and assumes that we achieve our current operating plan, which includes measured spending to support our self-funded inflammatory arthritis clinical trials and increases in staffing and compensation in support of partnered programs.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Liquidity and Management’s Plans – (continued)

We believe that our current resources, including the capital raised in January 2007 and the cash received from our collaborative partners, are sufficient to fund our planned operations, including our clinical trials, into the fourth quarter of 2007. We intend to seek additional financing in order to fund our operations further into or through 2008; however, we can not provide assurances that we will be successful in obtaining additional financing when and as needed in the future. If we do not raise additional funds, we may be forced to preserve our cash position through a combination of cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that may likely be on terms disadvantageous to us and dilutive to our shareholders.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005

Furniture and equipment	$6,862,000	$6,783,000
Leasehold improvements	9,256,000	9,756,000
	16,118,000	16,539,000
Less accumulated depreciation and amortization	(15,018,000)	(14,792,000)
	$1,100,000	$1,747,000

We finance a portion of our equipment through equipment financing arrangements, which include extensions and purchase options and require us to pledge the financed equipment as security for the financing. The cost of equipment that has been pledged under financing arrangements totaled $335,000 at December 31, 2006 and $1.0 million at December 31, 2005.

4. Restructure Charges

In 2002, we began to pursue options to sublease, or terminate, our lease on the Bothell facility and in 2003 we closed the facility in Sharon Hill, Pennsylvania that we acquired when we acquired Genovo. We record accrued restructure charges as they relate to the leases on these facilities. Accrued restructure charges represent our best estimate of the fair value of the liability remaining under the lease and are computed as the present value of the difference between the remaining lease payments due less the net of sublease income and expense. These assumptions are periodically reviewed and adjustments are made to the accrued restructure charge when necessary. We record accretion expense based upon changes in the accrued restructure liability that result from the passage of time and the assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructuring charge in the accompanying consolidated statements of operations.

The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Employee Termination Benefits	Contract Termination Costs	Other Associated Costs	Total

Incurred in 2002	$725,000	$1,602,000	$—	$2,327,000
Incurred in 2003	5,000	5,153,000	32,000	5,190,000
Incurred in 2004	—	884,000	—	884,000
Incurred in 2005	—	1,709,000	—	1,709,000
Incurred in 2006	221,000	1,785,000	—	2,006,000
Cumulative incurred to date	951,000	11,133,000	32,000	12,116,000
Estimated future charges	—	2,992,000	—	2,992,000
Total expected to be incurred	$951,000	$14,125,000	$32,000	$15,108,000

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructure Charges – (continued)

Restructuring Costs
;
December 31, 2005 accrued liability	$7,149,000
Charges related to changes in lease assumptions	860,000
Charges related to lease amendment	174,000
Charges related to employee termination benefits	221,000
Accretion expense	751,000
Amount paid in 2006	(1,778,000)
December 31, 2006 accrued liability	$7,377,000

During the first quarter of 2006, we recorded additional restructure charges of $639,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. As part of this assessment we extended our estimate for additional time that may be required to find a sublease tenant and adjusted downward our assumptions with respect to escalation in sublease rental income. In the third quarter of 2006 we recorded additional restructure charges of $221,000 as a result of further extending the anticipated lead time for subleasing the facility. In addition to these adjustments to the accrued restructure liability, which totaled $860,000 and decreased basic and diluted earnings per share by $0.09, we incurred $751,000 of accretion expense in 2006. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying consolidated statement of operations.

Restructuring charges also include $221,000 of employee termination benefits recognized during the first quarter of 2006 related to the restructuring announced in January 2006 in order to reduce expenses and realign resources to advance our inflammatory arthritis product through clinical trials. This restructuring resulted in a workforce reduction of 26 employees, primarily in early-stage research and development groups and in operational and general and administrative functions.

In May 2006, we amended the lease for our administrative office space in Seattle to reduce our square footage three years before the end of the original lease term. We entered into this modification to reduce operating costs. Expenses related to the termination of the lease totaling $174,000 are included in restructuring charges in 2006.

Through December 31, 2006, we have recorded contract termination costs totaling $10.0 million for our Bothell facility. We expect to incur an additional $3.0 million in accretion expense and pay $10.4 million in rent through the expiration of the Bothell lease in September 2015. We periodically evaluate our restructuring estimates and assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances. If we decide to resume use of the Bothell facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructuring expenses and reflected in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructuring charges. We have a $200,000 certificate of deposit recorded within other assets that is pledged as collateral for the Bothell facility lease.

5. Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2006	2005

Loans payable to Biogen Idec	$1,672,000	$8,150,000
Equipment financing obligations	27,000	182,000
	1,699,000	8,332,000
Less current portion	(1,129,000)	(155,000)
	$570,000	$8,177,000

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Obligations – (continued)

Future aggregate principal payments related to long-term obligations are $1.0 million in 2007, $525,000 in 2008 and zero in 2009, 2010 and 2011.

As of December 31, 2006, we have a $1.7 million loan payable to Biogen Idec, a beneficial owner of approximately 19.9% of our outstanding common shares. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends and it was originally scheduled to mature in August 2006. During 2001, we borrowed $10.0 million from Biogen Idec to fund our general operations under the terms of an unsecured loan agreement. We also assumed a promissory note payable to Biogen Idec in 2000 as part of our acquisition of Genovo. This promissory note had an outstanding principal amount of $650,000, bore no interest and was originally scheduled to mature in 2005.

In 2005, we modified the terms of our loans payable to Biogen Idec. In connection with these modifications, we made a $2.5 million cash payment to Biogen on September 1, 2005 to reduce the outstanding principal on the $10.0 million loan to $7.5 million and agreed to make scheduled payments of $2.5 million of principal plus accrued interest on each of August 1, 2007, 2008 and 2009. In addition, we agreed to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. In addition, the maturity date of the $650,000 promissory note to Biogen was extended until August 1, 2007.

In November 2006, we signed an agreement to further restructure the remaining $8.15 million of debt payable to Biogen Idec. Under the agreement, Biogen Idec agreed to exchange $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million and we agreed to immediately pay $500,000 of the remaining debt. The remaining $2.0 million principal balance continues to bear interest at the rate of LIBOR plus 1% and we agreed to repay the remaining balance in two equal installments of $1.0 million each on August 1, 2007 and 2008 and to accelerate repayment of the full outstanding balance within thirty days of a change in control of the Company. Several of the provisions of the modified loan agreement entered into in 2005 continue to apply including the requirement to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable. According to SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructurings,” we accounted for this transaction as a troubled debt restructuring which resulted in a gain on debt restructuring of $2.6 million. We calculated the gain as the difference between the original principal and interest payments due on the Biogen Idec debt as compared to the cash payments made, the fair value of the common stock issued in the debt restructuring and the remaining principal and interest payments due. We recorded the loan as the $2.0 million principal amount plus the total estimated future interest payments of $167,000.

In December 2006, we made a $583,000 advance payment to Biogen Idec in accordance with the terms of the note which requires one-third of certain up-front payments received from potential future collaborators to be applied toward the outstanding loan balance. The receipt of a $1.75 million license fee from Amsterdam Molecular Therapeutics B.V., or AMT, triggered this payment which, according to the agreement, was applied first to interest owed through the payment date and then to the long term portion of the note. The potential gain from the reduction of future interest payments resulting from the acceleration of this principal payment will be deferred until it is realized.

Equipment financing obligations relate to secured financing for the purchase of capital equipment and leasehold improvements. These obligations bear interest at rates ranging from 8.13% to 8.98% and mature from March 2007 to February 2008.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments

We lease our laboratory, manufacturing and office facilities in Seattle, Washington under two non-cancelable operating leases. The lease on our primary laboratory, manufacturing and office space expires in April 2009 and contains an option to renew the lease for a five-year period. In May 2006, we amended the lease on our administrative office space to reduce our square footage three years before the end of the original lease term. The amendment also extended the lease term for five additional years beginning April 2009 with an option to extend for an additional five years. We lease a facility in Bothell, Washington under a non-cancelable operating lease that expires in September 2015, which was intended to accommodate future manufacturing of our product candidates. We have applied SFAS No. 146 as it relates to our Bothell facility lease and have recorded an accrued restructure liability of $7.4 million as of December 31, 2006. This accrual represents the estimated fair value of this liability based on the present value of future lease payments, net of assumed sublease payments. Future lease payments on our facility in Bothell will reduce the amount of the accrued restructure liability and are included in future minimum lease payments under non- cancelable operating leases which are as follows:

Year Ending December 31,	Bothell Facility	Research and Office Facility	Total

2007	$1,362,000	$754,000	$2,116,000
2008	1,362,000	758,000	2,120,000
2009	1,362,000	276,000	1,638,000
2010	1,431,000	115,000	1,546,000
2011	1,636,000	115,000	1,751,000
Thereafter	6,134,000	258,000	6,392,000
Total minimum lease payments	$13,287,000	$2,276,000	$15,563,000

We recognized rent expense under operating leases of $869,000 in 2006, $1.4 million in 2005 and $1.6 million in 2004.

7. Investment in Chromos Molecular Systems, Inc.

In 2004, our majority-owned subsidiary, CellExSys Inc., was acquired by and merged into Chromos. Chromos is a publicly traded company whose common stock is traded on the Toronto Stock Exchange. At the time of the sale, we owned approximately 79% of CellExSys. As a result of the sale of CellExSys, we received consideration of approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under an interest bearing debenture issued by Chromos. As a result of the sale of our share of CellExSys, we recorded a gain in 2004 of $1.0 million.

At December 31, 2004, we valued our Chromos securities and interest in the debenture at $453,000. Based upon our first quarter 2005 assessment of Chromos’ financial condition, we recorded a $63,000 charge to investment income to reduce the carrying value of the debenture to zero. In the second quarter of 2005, Chromos’ stock price declined and we recorded an $181,000 other-than-temporary impairment charge relating to the decline in value of the Chromos securities. During the second half of the year, Chromos issued us approximately 1.0 million shares of its common stock in connection with the scheduled debt and interest payment under the debenture and also later in 2005, Chromos issued us an additional 894,000 million shares of its common stock as an early payment of the debenture. As the carrying value of the debenture was zero at the time of the payment, we recorded the market value of the shares received as investment income. During 2005, we sold 370,000 shares of Chromos and recognized net losses of $32,000. These securities are sold on a specific identification method based on when we received the shares. The net impact of these charges and the conversion of the debenture was a $1,000 gain.

During 2006, we sold 280,000 shares of Chromos stock, which resulted in remaining holdings of 2.5 million shares of Chromos stock at December 31, 2006.

	Fair Value	Unrealized Losses	Proceeds from the Sale of Securities	Realized Gain/Loss

Marketable equity securities	$317,000	$(39,000)	$49,000	$8,000

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Chromos Molecular Systems, Inc. – (continued)

We will continue to record our common stock investment in Chromos at fair market value and record changes in the fair market value of this stock in accumulated other comprehensive loss. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary which would necessitate a reduction in the carrying value of the investment and charge to expense. Based on our evaluation and our ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, we do not consider those investments to be other-than-temporarily impaired at December 31, 2006.

8. Goodwill

The table below reflects changes in the balance related to goodwill for the year ended December 31, 2006:

December 31, 2005 goodwill balance	$31,649,000
Impairment charge	(23,723,000)
December 31, 2006 goodwill balance	$7,926,000

We perform goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” on an annual basis or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. Normally, we perform our annual impairment test as of October 1st. However, as a result of a decline in market price of our common stock in June 2006, to a level that reduced our market capitalization to an amount less than the fair value of our net assets, we concluded that this was an indicator of impairment of our goodwill and therefore we were required to perform an interim goodwill impairment test. In the first step of this testing, since we are comprised of only one reporting unit, we compared our fair value, as measured by market capitalization and discounted cash flow analysis, to the net carrying value of our assets. Since our indicated fair value was less than the net carrying value of our assets, we were then required to perform the second step of the evaluation and measure the amount of the impairment loss. This analysis requires us to determine the implied value of goodwill by allocating our estimated fair value to its assets and liabilities including intangible assets such as in-process research and development, completed technology, and trademarks and trade names using a hypothetical purchase price allocation as if we had been acquired in a business combination as of the date of the impairment test. This evaluation resulted in an implied goodwill balance of $7.9 million and a second quarter 2006 non-cash goodwill impairment charge of $23.7 million. We performed an annual impairment test as of October 2006 and concluded that no further impairment in the value of our goodwill has occurred.

9. Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations on our common stock investment in Chromos, as presented in the following table:

	December 31,
	2006	2005	2004

Net loss as reported	$(33,990,000)	$(19,198,000)	$(14,257,000)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(16,000)	(37,000)	—
Foreign currency translation adjustment	(2,000)	16,000	—
Other comprehensive loss	$(34,008,000)	$(19,219,000)	$(14,257,000)

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity

Stock Purchase Warrants

In 1999, in connection with a technology license agreement, we issued to Alkermes, Inc. a warrant to purchase 100,000 shares of our common stock at an exercise price of $25.00 per share, expiring in June 2007, and a warrant to purchase 100,000 shares of our common stock at an exercise price of $41.60 per share, expiring in June 2009. Both of these warrants were outstanding at December 31, 2006. We issued additional warrants in connection with the public offering in January 2007, see Note 14 of the notes to our consolidated financial statements for further details.

Shareholder Rights Plan

In 1996, our Board of Directors adopted a shareholder rights plan. Under our rights plan, each holder of a share of outstanding common stock was also entitled to one preferred stock purchase right. The shareholder rights plan expired by its terms in October 2006. We did not renew the shareholder rights plan upon its expiration.

Stock Options

We have various stock option plans, or Option Plans, that provide for the issuance of nonqualified and incentive stock options to acquire up to 1,297,944 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. However in 2003, we granted options to purchase 65,500 shares of our common stock with vesting periods which ranged from twelve to eighteen months. In May and June of 2006, as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of our common stock with an accelerated twelve month vesting period. We granted a total of 198,000 of these options to purchase shares of our common stock with exercise prices of $3.80, exceeding the $2.46 fair value of the common stock on the grant date. Every non-employee member of our Board of Directors receives an annual nonqualified stock option grant and these options vest over a twelve month period provided they continue service to us. Upon the exercise of stock options, we issue new shares from shares reserved for issuance under our Option Plans.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” which requires us to expense the fair value of stock options granted over the vesting period. We adopted SFAS No. 123R using the modified prospective application method and recognized $861,000 of stock-based compensation expense in the year ending December 31, 2006 which reduced our basic and diluted earnings per share by $0.09. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. For the year ending December 31, 2006, we classified $465,000 of the stock-based compensation expense as research and development expense and $396,000 as general and administrative expense. As of December 31, 2006, total unrecognized compensation cost related to unvested options was approximately $581,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 8 months.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity – (continued)

The following table summarizes activity related to our Option Plans:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term	Intrinsic Value

Balance, December 31, 2003	409,768	$30.70
Granted	251,795	13.50
Exercised	(12,294)	4.30
Expired	(9,767)	48.10
Forfeited	(30,197)	35.20
Balance, December 31, 2004	609,305	23.60
Granted	152,820	8.80
Exercised	(6,791)	4.10
Expired	(8,450)	39.10
Forfeited	(42,796)	16.10
Outstanding, December 31, 2005	704,088	20.90
Granted	349,800	3.28
Exercised	(28,188)	2.70
Expired	(7,963)	43.83
Forfeited	(182,652)	13.94
Outstanding, December 31, 2006	835,085	$15.39	7.15	$669,000
Exercisable at December 31, 2006	556,629	$19.85	4.20	$324,000

The aggregate intrinsic value is determined using the closing price of our common stock of $5.37 on December 31, 2006. The intrinsic value of stock options exercised was $94,000 in 2006, $16,000 in 2005 and $132,000 in 2004. We received $76,000 from the exercise of stock options for the year ended December 31, 2006.

The following table summarizes information regarding our outstanding and exercisable options at December 31, 2006:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price

$1.80	–	$2.90	111,900	$2.45	9.10	50,471	$2.59
3.80	–	3.80	197,416	3.80	9.44	96,916	3.80
4.30	–	12.20	175,380	7.88	7.24	115,180	7.61
12.60	–	15.60	169,574	13.29	7.10	115,959	13.36
15.90	–	148.80	180,815	45.30	3.39	178,103	45.63
Balance, December 31, 2006			835,085	15.39	7.15	556,629	19.85

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted was $1.84 per share in 2006, $7.50 per share in 2005 and $12.70 per share in 2004. The following are the assumptions for the periods noted:

	2006	2005	2004

Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility range	1.05 – 1.11	1.09 – 1.12	1.12 – 1.47
Risk-free interest rate range	4.25 – 4.85%	3.63 – 4.36%	2.71 – 4.47%
Expected life of options range	4 – 5 years	4 – 5 years	4 years

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity – (continued)

Expected Dividend: We do not anticipate any dividends based on our current dividend restrictions related to our Biogen Idec note.

Expected Life: Our expected term represents the period that our stock-based awards are expected to be outstanding. We determine expected life based on historical experience and vesting schedules of similar awards.

Expected Volatility: Our expected volatility represents the weighted average historical volatility of the shares of our common stock for the most recent four-year and five-year periods.

Risk-Free Interest Rate: We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities.

Forfeiture Rate: We apply an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, we may record additional adjustments to compensation expense in future periods.

Reserved Shares

As of December 31, 2006, we had reserved shares of our common stock for future issuance as follows:

Stock options outstanding	835,085
Available for future stock option grants under Option Plans	128,924
Stock purchase warrants	200,000
Total shares reserved	1,164,009

11. Collaborative and Other Agreements

We have entered into various product development relationships and license arrangements with pharmaceutical and biotechnology companies and non-profit organizations. Under these partnerships, we typically are reimbursed for research and development activities we perform and in certain cases, we have received milestone and upfront payments. Revenues earned under our research and development collaborations and license agreements are as follows:

	Year Ended December 31,
	2006	2005	2004

IAVI	$2,262,000	$5,588,000	$8,340,000
Celladon	4,220,000	777,000	—
NIAID	1,548,000	—	—
AMT license	1,750,000	—	—
Sirna and other	84,000	509,000	1,312,000
	$9,864,000	$6,874,000	$9,652,000

International AIDS Vaccine Initiative Agreement

In 2000, we entered into a three-year development collaboration with IAVI and Columbus Children’s Research Institute at Children’s Hospital in Columbus, Ohio to develop a vaccine to protect against the progression of HIV infection to AIDS. The collaboration originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006 and in 2006 the program was further extended until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. Under the terms of the collaboration, IAVI provides funding to us to support development, preclinical studies and manufacturing of product for clinical trials on a cost reimbursement basis. IAVI independently monitors and funds clinical development costs under the collaboration.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Collaborative and Other Agreements – (continued)

We expect to receive funding from IAVI for the development of HIV/AIDS vaccines for the developing world. We also received the rights to utilize the findings from the IAVI funded program to develop and commercialize HIV/AIDS vaccines for both the developed world and for any additional vaccine candidates. Among other rights granted under this agreement, IAVI retains the exclusive rights for commercialization in the developing world of any HIV/AIDS vaccine that is developed under the collaboration, and will receive a royalty on income received by us from the development and commercialization of certain vaccines. We granted IAVI the rights to technology and intellectual property utilized in the programs. We also issued IAVI a small number of shares of our common stock.

Celladon Collaboration

In 2004, we formed a collaboration with Celladon focused on the development of AAV-based drugs for the treatment of congestive heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased 395,413 shares of our common stock at $15.20 per share resulting in net proceeds to us of $6.0 million. We recorded the proceeds as equity at the fair value of the common stock, which approximated market value. During 2006, we earned $4.2 million from our development activities under the Celladon collaboration, which consisted primarily of internal development and manufacturing efforts. At the inception of the agreement we agreed to contribute up to $2.0 million to support these development activities and then to be reimbursed for efforts over that amount. We met this limit during 2005. We are also entitled to receive milestone payments during the development of product candidates under the collaboration as well as royalties and manufacturing profits from the commercialization of product candidates developed under the collaboration.

National Institute of Allergy and Infectious Diseases

In 2005, we extended the scope of our HIV/AIDS vaccine program to the developed world via a contract awarded by the National Institute of Allergy and Infectious Diseases, or NIAID, to CCRI in collaboration with CHOP and us. Under this program, we may receive up to $18.2 million over five years for the development, manufacture and preclinical testing of vaccine candidates. Investigators at CHOP and CCRI will design the vaccine candidates and we will manufacture the vectors for the clinical testing that will be conducted in the U.S. The direct costs of any clinical trials will be borne directly by the NIAID and are not part of the contract. This NIAID-funded vaccine program will complement work performed under the IAVI vaccine program but will be focused on candidate HIV/AIDS vaccines for the developed world. Consequently, the vaccine candidates that we will be evaluating in this program will contain certain HIV genes of types that are common in the western world. We began work on our portion of the collaboration in the first quarter of 2006. The funding is awarded to us in annual installments. The total funding amount awarded under our subcontract for the second project year, covering the time period from August 31, 2006 to August 30, 2007, was $5.7 million, of which revenue of $743,000 had been recognized as of December 31, 2006.

Amsterdam Molecular Therapeutics B.V.

In December 2006, we granted a non-exclusive perpetual license for the patent rights related to an AAV1 vector gene delivery system to AMT. Under the agreement, we sublicensed certain patent rights under the Penn agreement and AMT paid us an upfront payment of $1.75 million, and we may receive milestone payments based on the progress of the licensed products from clinical trial phases to regulatory approvals and royalties based on a percentage of net sales of the licensed products.

Sirna Therapeutics Collaboration

In 2005, we established a collaboration with Sirna to develop AAV-based approaches to treating Huntington’s disease. Sirna, now a wholly-owned subsidiary of Merck & Co., Inc., is a leader in the effort to create RNAi-based therapies and leverage the vast potential of this technology to ultimately treat patients in need. We, and Sirna, have agreed to co-develop product candidates under the collaboration, whereby we share the costs of development and any potential future revenues that result from the collaboration. We split the development costs evenly with Sirna. We record revenue and Sirna reimburses us for our program costs that exceed more than half of the total collaboration costs.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Collaborative and Other Agreements – (continued)

Former Biogen Collaboration

In 2000, we established a three-year multiple-product development and commercialization collaboration with Biogen (now Biogen Idec) that ended in 2003. As part of this collaboration, Biogen Idec agreed to provide us with loans of up to $10.0 million and committed to purchase, at our discretion, up to $10.0 million shares of our common stock. In 2001, we borrowed $10.0 million under the loan commitment. In 2002, we issued 580,467 shares of our common stock to Biogen Idec at a price of approximately $6.90 per share and received proceeds of $4.0 million and in 2003 we issued 251,484 shares of our common stock to Biogen Idec at a price of $19.10 per share and received proceeds of $4.8 million. In 2006, Biogen Idec agreed to exchange $5.65 million of debt for one million shares of our common stock. As of December 31, 2006, we owed Biogen Idec $1.7 million remaining on a note payable and Biogen Idec owned approximately 2.17 million shares of our common stock representing approximately 19.9% of our total common shares outstanding.

12. Employee Retirement Plan

We sponsor an employee retirement plan under Section 401(k) of the Internal Revenue Code. All of our employees who meet the minimum eligibility requirements are eligible to participate in the plan. Our matching contributions to the 401(k) plan are made at the discretion of our Board of Directors and were $17,000 in 2006, $165,000 in 2005 and $133,000 in 2004. We suspended matching contributions effective February 1, 2006 and reinstated matching contributions effective January 1, 2007.

13. Income Taxes

At December 31, 2006, we had net operating loss carry-forwards of approximately $178.7 million and research tax credit carry-forwards of $8.0 million. The carry-forwards will begin to expire in 2007 if not utilized, and may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended, as discussed further below. We have provided a valuation allowance to offset the deferred tax assets, due to the uncertainty of realizing the benefits of the net deferred tax asset.

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005

Deferred tax assets
Net operating loss carry-forwards	$60,770,000	$57,190,000
Capital loss carry-forwards	2,000,000	1,910,000
Research and orphan drug credit carry-forwards	8,010,000	7,460,000
Depreciation and amortization	2,410,000	3,340,000
Restructure and other	3,520,000	2,810,000
Gross deferred tax assets	76,710,000	72,710,000
Valuation allowance for deferred tax assets	(76,710,000)	(72,710,000)
Net deferred tax asset	$—	$—

The change in the valuation allowance was $4.0 million for 2006 and $6.7 million for 2005. The capital losses generated by the sale of CellExSys and Chromos shares may only be carried forward to offset future capital gains and will begin to expire after 2009 if not utilized. Our valuation allowances as of December 31, 2006 and December 31, 2005 include an allowance for the capital loss carry-forward.

The effect tax effect of adopting FAS 123R for recording stock compensation expense resulted in an insignificant increase in the deferred tax asset and is included with restructure and other.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes – (continued)

Our past sales and issuances of stock have likely resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended. A study has not been done at this time because of the full valuation allowance eliminating potential profit & loss adjustments due to changes in the gross amount of the NOL’s and credits would be offset by a change in the valuation allowance. It appears likely that a future analysis may result in the conclusion that a substantial portion or perhaps essentially all of the NOL’s and credits will expire due to the limitations of Sections 382 and 383. As a result, the utilization of our net operating losses and tax credits will be limited and a portion of the carry-forwards may expire unused.

14. Subsequent Events

In January 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock. These warrants expire in January 2012 and are exercisable at $5.41 per share beginning July 19, 2007.

15. Condensed Quarterly Financial Information (unaudited)

The following tables present our unaudited quarterly results for 2006 and 2005. The net loss in the second quarter of 2006 reflects a $23.7 million goodwill impairment charge and the net income in the fourth quarter of 2006 includes a $2.6 million gain on the restructure of Biogen Idec debt. We believe that the following information reflects all normal recurring adjustments for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenue	$2,430,000	$1,414,000	$2,012,000	$4,008,000
Restructure charges	1,042,000	363,000	413,000	188,000
Loss from operations	(3,770,000)	(27,923,000)	(3,211,000)	(1,825,000)
Net income (loss)	(3,732,000)	(27,876,000)	(3,190,000)	808,000
Basic and diluted net income (loss) per common share	(0.42)	(2.83)	(0.32)	0.08

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenue	$2,000,000	$1,462,000	$1,468,000	$1,944,000
Restructure charges	219,000	119,000	1,188,000	183,000
Loss from operations	(4,643,000)	(5,125,000)	(5,863,000)	(3,716,000)
Net loss	(4,672,000)	(5,294,000)	(5,683,000)	(3,549,000)
Basic and diluted net loss per common share	(0.55)	(0.62)	(0.66)	(0.41)

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

PART III

Item 10. Directors and Executive Officers of Registrant.

The information required by this Item is incorporated by reference to the sections captioned “Proposal One — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on May 17, 2007.

Code of Ethics

We have a Code of Conduct, which applies to all employees, officers and directors of Targeted Genetics. Our Code of Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is both our principal financial and principal accounting officer), as well as all other employees. Our Code of Conduct also meets the requirements of a code of conduct under Marketplace Rule 4350(n) of the National Association of Securities Dealers, Inc. Our Code of Conduct is posted on our website at http://www.targetedgenetics.com in the “Corporate Governance” section of our Investor Relations home page.

Item 11. Executive Compensation.

The information required by this Item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 17, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the section captioned “Security Ownership” and “Executive Compensation — Equity Compensation Plan Information” in the proxy statement for our annual meeting of shareholders to be held on May 17, 2007.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Executive Compensation — Post-Employment Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 17, 2007.

Item 14. Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Proposal Four — Ratification of Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on May 17, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 29, 2007.

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

Signature	Title	Date

/s/ H. Stewart Parker	President, Chief Executive Officer and	March 29, 2007
H. Stewart Parker	Director (Principal Executive Officer)

/s/ David J. Poston	Vice President, Finance, Chief Financial Officer and Treasurer	March 29, 2007
David J. Poston	(Principal Financial and Principal Accounting Officer)

/s/ Jeremy L. Curnock Cook	Chairman of the Board	March 29, 2007
Jeremy L. Curnock Cook

/s/ Jack L. Bowman	Director	March 29, 2007
Jack L. Bowman

/s/ Joseph M. Davie, Ph.D., M.D.	Director	March 29, 2007
Joseph M. Davie, Ph.D., M.D.

/s/ Roger L. Hawley	Director	March 29, 2007
Roger L. Hawley

/s/ Nelson L. Levy, Ph.D., M.D.	Director	March 29, 2007
Nelson L. Levy, Ph.D., M.D.

/s/ Michael S. Perry, D.V.M., Ph.D.	Director	March 29, 2007
Michael S. Perry, D.V.M., Ph.D.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	8-K	5/12/06	3.1
3.2	Amended and Restated Bylaws	10-K	3/17/97	3.2
4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2
10.1	Form of Indemnification Agreement between Targeted Genetics and its officers and directors	10-K	3/23/00	10.1
10.2	Form of Senior Management Employment Agreement between Targeted Genetics and certain executive officers	10-K	3/17/97	10.2
10.3	Change in Control Agreement, dated as of September 14, 2006, between Targeted Genetics Corporation and David J. Poston	8-K	9/20/06	10.1
10.4	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics Corporation*	10-K	3/23/00	10.3
10.5	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics and Alkermes, Inc.*	10-Q	8/5/99	10.36
10.5(a)	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics and Alkermes, Inc.*	10-K	3/12/04	10.52
10.5(b)	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics and Alkermes, Inc.*	8-K	7/22/03	10.01
10.5(c)	Amendment No. 3 to Exclusive Sublicense Agreement, dated as of March 9, 2007, between Targeted Genetics and Alkermes, Inc.*				X
10.6	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation PLC, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.*	8-K	4/06/04	99.2
10.7	Funding Agreement dated as of August 8, 2000, between Targeted Genetics and Biogen, Inc.	8-K	9/13/00	10.2
10.7(a)	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics and Biogen, Inc.	8-K	7/22/03	10.03
10.7(b)	Amendment No. 2 to Funding Agreement, dated September 1, 2005, between Targeted Genetics and Biogen Idec	8-K	9/1/05	10.1
10.7(c)	Amendment No. 3 to Funding Agreement, dated November 7, 2006, between Targeted Genetics Corporation and Biogen Idec MA Inc.	8-K	11/7/06	10.1
10.8	Amended and Restated Promissory Note issued by Targeted Genetics Corporation to Biogen Idec MA Inc. dated November 7, 2006	8-K	11/7/06	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.9	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	3/4/05	10.56
10.10	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics and Celladon Corporation.*	10-K	3/4/05	10.57
10.11	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics, Enterprise Partners and Venrock Partners.	10-K	3/4/05	10.58
10.12	Agreement Under an NIH Prime Award, dated February 8, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics Corporation*	10-K	3/16/06	10.36
10.12(a)	Modification of Agreement, dated October 27, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics Corporation	8-K	11/1/06	10.1
10.13	Collaboration and License Agreement, dated as of January 1, 2005, by and among Targeted Genetics Corporation, the International AIDS Vaccine Initiative, Columbus Children’s Research Institute and The Children’s Hospital of Philadelphia*	10-Q	8/9/06	10.3
10.14	Securities Purchase Agreement among Targeted Genetics Corporation and certain investors dated January 8, 2007	8-K	1/8/07	10.1
10.15	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated January 11, 2007	8-K	1/8/07	10.3
10.16	License Agreement, effective June 1, 2002, by and between The Trustees of the University of Pennyslvania and Targeted Genetics Corporation*				X
10.17	License Agreement, effective December 5, 2006, by and between Amsterdam Molecular Therapeutics B.V. and Targeted Genetics Corporation*				X
10.18	Patent License Agreement – Exclusive, dated April 29, 2004, between the National Institutes for Health and Targeted Genetics Corporation*				X
10.18(a)	Amendment No. 1 to OTT License Agreement Number L-086-2000/0, dated August 14, 2006, between the National Institutes for Health and Targeted Genetics Corporation*				X
10.19	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics	10-K	3/17/97	10.26
10.19(a)	First Lease Amendment, dated May 12, 1997, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	8/14/01	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.19(b)	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	8/14/01	10.2
10.19(c)	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	8/14/01	10.3
10.19(d)	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics and Benaroya Capital Company, LLC	10-Q	8/14/01	10.4
10.19(e)	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics and Benaroya Capital Company, LLC*	8-K	1/13/04	10.03
10.19(f)	Sixth Lease Amendment, dated as of April 1, 2006, between Met Park West IV, LLC (successor in interest to Benaroya Capital Company, LLC) and Targeted Genetics Corporation	10-Q	5/4/06	10.4
10.19(g)	Seventh Lease Amendment, dated as of June 7, 2006, between Met Park West IV, LLC (successor in interest to Benaroya Capital Company, LLC) and Targeted Genetics Corporation	8-K	6/21/06	10.1
10.20	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics and CarrAmerica Corporation	10-Q	8/11/00	10.1
10.21	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association)	10-K	3/23/00	10.29
10.21(a)	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics and Ironwood Apartments, Inc.	8-K	7/22/03	10.02
10.21(b)	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.*	8-K	1/13/04	10.01
10.22	1992 Restated Stock Option Plan	S-8	7/10/98	99.1
10.23	Stock Option Plan for Nonemployee Directors	10-Q	3/31/98	10.34
10.24	1999 Stock Option Plan, as amended and restated March 22, 2004	S-8	6/17/04	10.1
10.25	2000 Genovo Inc. Roll-Over Stock Option Plan	S-8	10/19/00	99.1
21.1	Subsidiaries of Targeted Genetics				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X