Form 10-Q
period 2007-03-21
TARGETED GENETICS CORP /WA/
filed 2007-05-09
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

1100 Olive Way, Suite 100 Seattle, WA 98101
(Address of principal executive offices)(Zip Code)

(206) 623-7612
(Registrant’s telephone number, including area code)

______________________________________________________
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

Shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2007: 13,114,368

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2007

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,254,000	$6,206,000
Accounts receivable	944,000	1,498,000
Prepaid expenses and other	340,000	531,000
Total current assets	12,538,000	8,235,000
Property and equipment, net	951,000	1,100,000
Goodwill	7,926,000	7,926,000
Other assets	203,000	206,000
Total assets	$21,618,000	$17,467,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,213,000	$1,901,000
Accrued employee expenses	561,000	861,000
Accrued restructure charges	1,831,000	1,046,000
Deferred revenue	93,000	251,000
Current portion of long-term obligations	1,114,000	1,129,000
Total current liabilities	5,812,000	5,188,000

Accrued restructure charges and deferred rent	5,396,000	6,342,000
Long-term obligations	569,000	570,000

Commitments and Contingencies

Shareholders’ equity: Preferred stock, $0.01 par value, 600,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 18,000,000 shares authorized, 13,109,902 shares issued and outstanding at March 31, 2007 and 10,921,736 shares issued and outstanding at December 31, 2006	131,000	109,000
Additional paid-in capital	297,572,000	289,324,000
Accumulated deficit	(287,862,000)	(284,027,000)
Accumulated other comprehensive loss	—	(39,000)
Total shareholders’ equity	9,841,000	5,367,000
Total liabilities and shareholders’ equity	$21,618,000	$17,467,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006

Revenue under collaborative agreements	$1,661,000	$2,430,000

Operating expenses:
Research and development	3,696,000	3,677,000
General and administrative	1,552,000	1,481,000
Restructure charges	184,000	1,042,000
Total operating expenses	5,432,000	6,200,000

Loss from operations	(3,771,000)	(3,770,000)
Investment income (loss)	(65,000)	151,000
Interest expense	—	(113,000)
Net loss	$(3,836,000)	$(3,732,000)

Net loss per common share (basic and diluted)	$(0.30)	$(0.42)
Shares used in computation of basic and diluted net loss per common share	12,865,000	8,869,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(3,836,000)	$(3,732,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144,000	168,000
Stock-based compensation	184,000	221,000
Loss (gain) on investments	207,000	(5,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	554,000	(611,000)
Decrease in prepaid expenses and other	12,000	78,000
Decrease in other assets	3,000	2,000
Increase in current liabilities	13,000	49,000
Increase (decrease) in deferred revenue	(158,000)	472,000
Increase (decrease) in accrued restructure expenses and deferred rent	(161,000)	482,000
Net cash used in operating activities	(3,038,000)	(2,876,000)

Investing activities:
Purchases of property and equipment	—	(32,000)
Proceeds from sale of investments	16,000	36,000
Net cash provided by investing activities	16,000	4,000

Financing activities:
Net proceeds from sales of capital stock (and warrants)	8,058,000	4,797,000
Proceeds from the exercise of stock options	28,000	6,000
Payments under leasehold improvements and equipment financing arrangements	(16,000)	(55,000)
Net cash provided by financing activities	8,070,000	4,748,000

Net increase (decrease) in cash and cash equivalents	5,048,000	1,876,000
Cash and cash equivalents, beginning of period	6,206,000	14,122,000
Cash and cash equivalents, end of period	$11,254,000	$15,998,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2006 is derived from our audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly-owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. All significant intercompany transactions have been eliminated in consolidation. The financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

We do not believe that our results of operations for the three months ended March 31, 2007 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Our combined cash and cash equivalents totaled $11.3 million at March 31, 2007. We believe that our current resources, including the capital raised in January 2007 and the cash anticipated to be received from our collaborative partners, are sufficient to fund our planned operations, including our clinical trials, into the fourth quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional commercial opportunities, advancing our clinical development programs, and accessing the public and private capital markets at appropriate times. Depending on our ability to successfully access additional funding, we may be forced to preserve our cash position through a combination of cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders. We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the quarter ended March 31, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157 and have not yet determined its impact, if any.

2.   Long-Term Obligations

Long-term obligations consist of the following:

	March 31,	December 31,
	2007	2006

Loans payable to Biogen Idec	$1,672,000	$1,672,000
Equipment financing obligations	11,000	27,000
Total obligations	1,683,000	1,699,000
Less current portion	(1,114,000)	(1,129,000)
Total long-term obligations	$569,000	$570,000

As of March 31, 2007, we owed $1.7 million to Biogen Idec, a beneficial owner of approximately 16.6% of our outstanding common shares, which is the remaining debt owed to Biogen Idec. As part of a 2006 restructuring, we agreed to terms that resulted in the remaining $1.7 million, which consists of $1.5 million principal and $167,000 of estimated future interest payments, to be paid to Biogen Idec in two installments: $1.0 million plus accrued interest on August 1, 2007 and the remaining balance on August 1, 2008. In 2006, we also agreed to accelerate repayment of the 2007 installment and repay that portion within thirty days of a change in control of the company. We must apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. Since the estimated future interest payments are included in the balance of the obligation, we will not incur further interest charges attributable to this debt. The loan contains financial covenants that limit our ability to declare or pay cash dividends.

Future aggregate principal payments related to the Biogen Idec debt are $1.0 million in 2007, $525,000 in 2008 and zero in 2009, 2010 and 2011.

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

The table below presents a reconciliation of the accrued restructure liability for the three month period ended March 31, 2007:

Contract Termination Costs
December 31, 2006 accrued liability	$7,377,000
Adjustments to the liability (accretion)	184,000
Amount paid	(345,000)
March 31, 2007 accrued liability	$7,216,000

Adjustments to the accrued restructure liability for the three months ended March 31, 2007 reflect $184,000 of accretion expense for the period. This adjustment to the liability is reflected as restructure charges in the accompanying condensed consolidated statement of operations.

Through March 31, 2007, we have recorded contract termination costs totaling $10.2 million for our Bothell facility. We expect to incur an additional $2.8 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

4. Equity

Financing

On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing, we issued warrants to purchase up to 763,000 shares of our common stock. These warrants expire in January 2012 and are exercisable at $5.41 per share beginning July 19, 2007. We also issued a warrant to purchase approximately 16,000 shares of our common stock as compensation to the placement agent in this transaction.

Stock Compensation

We have various stock option plans, or Option Plans, that provide for the issuance of nonqualified and incentive stock options to acquire up to 1,297,944 shares of our common stock. These stock options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for incentive stock options must not be less than the fair market value of the shares on the date of grant. Options granted under our Option Plans expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In 2003, as part of an employee retention plan, we granted options to purchase 65,500 shares of our common stock with accelerated vesting periods which ranged from twelve to eighteen months. In 2006, also as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of our common stock with a twelve month vesting period. Every non-employee member of our Board of Directors receives an annual nonqualified stock option grant and these options vest over a twelve-month period provided the grantee continues service to us. Upon the exercise of stock options, we issue new shares from shares reserved for issuance under our Option Plans.

Effective January 2006, we adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires us to expense the fair value of stock options granted over the vesting period. We have recognized compensation expense of $184,000 for the three months ended March 31, 2007 and $221,000 for the three months ended March 31, 2006. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. We value awards granted subsequent to January 1, 2006 at fair value in accordance with provisions of SFAS No. 123R and recognize stock-based compensation expense on a straight line basis over the service period of each award. For the first quarter ended March 31, 2007, we classified $95,000 as research and development expense and $89,000 as general and administrative expense. As of March 31, 2007, total unrecognized compensation cost related to unvested options was approximately $463,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 7 months.

Following is a summary of stock option activity and related prices for the quarter ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Intrinsic Value
Outstanding, December 31, 2006	835,085	$15.39
Granted	8,400	3.88
Exercised	(8,166)	3.44
Expired	(9,726)	47.50
Forfeited	(27,586)	9.16
Outstanding, March 31, 2007	798,007	$15.21	7.00	$403,000

Exercisable, March 31, 2007	597,286	$17.98	6.49	$264,000

The aggregate intrinsic value is determined using the closing price of our common stock of $3.71 on March 31, 2007. The intrinsic value of stock options exercised was $13,000 during the three months ended March 31, 2007 and was $1,000 during the three months ended March 31, 2006. We received $28,000 from the exercise of stock options for the three months ended March 31, 2007.

Stock options outstanding and exercisable as of March 31, 2007 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 1.80 - $ 3.24	108,699	$2.46	8.90	71,330	$2.55
3.80 - 3.80	187,000	3.80	9.19	129,750	3.80
3.99 - 9.10	162,285	7.43	7.50	101,767	7.18
10.80 - 14.90	160,084	13.10	6.79	116,904	13.10
15.30 - 148.80	179,939	43.68	3.31	177,535	43.96
Balance, March 31, 2007	798,007	$15.21	7.00	597,286	$17.98

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted was $3.05 per share for the first quarter 2007 and $3.67 for the first quarter 2006. The following are the weighted average assumptions for the periods noted:

	Three Months ended March 31,
	2007	2006
Expected dividend rate	Nil	Nil
Expected stock price volatility	1.047 - 1.095	1.086
Risk-free interest rate range	4.56 - 4.58%	4.25%
Expected life of options	4 - 5 years	5 years

Expected Dividend: We do not anticipate any dividends based on our current dividend restrictions related to our Biogen Idec note.

Expected Life:   Our expected life represents the period that our stock-based awards are expected to be outstanding. We determine expected life based on historical experience and vesting schedules of similar awards.

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

5.   Other Comprehensive Loss

      Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net unrealized gains from investments and foreign currency translations on our common stock investment in Chromos Molecular Systems Inc., or Chromos, as presented in the following table:

	Three months ended March 31,
	2007	2006

Net loss as reported	$(3,836,000)	$(3,732,000)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	8,000
Foreign currency translation adjustment	—	16,000
Other comprehensive loss	$(3,836,000)	$(3,708,000)

6.   Investments

As of March 31, 2007, we held approximately 2.4 million shares of Chromos, a publicly traded company whose common stock is listed on the Toronto Stock Exchange. Periodically, we sell these shares on a specific identification method based on when we received the shares. During the three months ended March 31, 2007, we sold 100,000 shares resulting in a realized gain of $1,000.

We record our common stock investment in Chromos at fair market value and record changes in the fair market value of this stock in accumulated other comprehensive loss. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During the first quarter of 2007, due to the declining market value of the Chromos securities and a decline in Chromos’ financial position, we determined that our investment is other-than-temporarily impaired. Accordingly, we wrote the asset down to the fair market value of the Chromos stock on March 31, 2007 and recognized a realized loss of $208,000.

	Fair Value	Unrealized Loss	Proceeds from the sale of securities	Realized Loss
Marketable equity securities	$133,000	$—	$16,000	$(207,000)

7.   Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. We have been in a net operating loss position since inception and have not recognized any tax benefits for any of our income tax positions as a result of a full valuation allowance. There were no changes to the amount of recognized tax benefits as a result of adopting FIN 48, and there were no changes to the recognized tax benefits during the quarter ended March 31, 2007.

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. We have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that we utilize the NOLs from those years in our current or future year tax returns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section entitled “Risk Factors” in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2006, as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of this quarterly report.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly revise any forward-looking statement after the date of this quarterly report to reflect circumstances or events occurring after the date of this quarterly report or to conform the statement to actual results or changes in our expectations. You should, however, review the risk factors and other information we provide in the reports we file from time to time with the SEC.

BUSINESS OVERVIEW

We are a clinical-stage therapeutic biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of therapeutic products called gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene therapeutics. In addition to treating diseases that have not had treatments in the past, we believe that there is also a significant opportunity to use gene therapeutics to more effectively treat diseases that are currently treated using other therapeutic classes of drugs such as protein-based drugs, monoclonal antibodies or small molecule drugs.

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

We are primarily focused on the following product development programs:

Description	Indication	Funding Partner	Development Status
AAV delivery of TNF-alpha antagonist (tgAAC94)	Inflammatory Arthritis	Self funded	Phase I/II
AAV delivery of HIV antigens (tgAAC09)	HIV/AIDS	IAVI	Phase II
AAV delivery of HIV antigens (HVDDT)	HIV/AIDS	NIAID	Preclinical
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease	Sirna Therapeutics	Preclinical

Most of our expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We have financed the company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, and through proceeds from the issuance of debt and loan funding under equipment financing arrangements. On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase approximately 16,000 shares of our common stock as compensation to the placement agent in this transaction.

As of March 31, 2007, our accumulated deficit totaled $287.9 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

We will require access to significantly higher amounts of capital than we currently have in order to successfully develop our lead inflammatory arthritis product candidate or our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships, or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Other than with respect to those items described below, there have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the year ended December 31, 2006. The critical accounting policies, estimates and assumptions below have been updated to provide more recent financial and factual information as of March 31, 2007.

    Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the quarter ended March 31, 2007.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

RESULTS OF OPERATIONS

Revenue

Revenue decreased to $1.7 million for the three months ended March 31, 2007 as compared to $2.4 million for the same period in 2006. The decrease in revenue reflects lower research and development activities under our collaboration with the International AIDS Vaccine Initiative, or IAVI, and Celladon Corporation, or Celladon, partially offset by an increase in research and development activities under the National Institute of Allergy and Infectious Diseases, or NIAID, funded HIV/AIDS vaccine project in collaboration with the Children’s Hospital of Philadelphia, or CHOP, and the Columbus Children’s Research Institute, or CCRI. We expect that our revenue for the remainder of 2007 will consist primarily of research and development revenue earned from the NIAID-funded HIV/AIDS project and work under our collaboration with Celladon. For the next several years, our revenue will depend on the continuation of the current collaborations and our success in entering into and performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses remained consistent at $3.7 million for the three months ended March 31, 2007 and 2006.  Costs related to our inflammatory arthritis program increased due to higher clinical trial activity and a higher number of enrolled subjects. This cost increase was partially offset by lower costs related to our HIV/AIDS vaccine collaboration with IAVI as a result of less development activity as the project has progressed into clinical testing. Research and preclinical development program expenses decreased due to modestly less research and development activity related to our congestive heart failure collaboration with Celladon. We expect that our research and development expenses for the remainder of 2007 will vary depending on the timing of outside services necessary to support our clinical programs, our collaboration with Celladon and our subcontract with CCRI and CHOP in support of the NIAID HIV/AIDS vaccine project.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended March 31,
	2007	2006
Programs in clinical development:
Inflammatory arthritis	$762,000	$558,000
IAVI HIV/AIDS vaccine	109,000	317,000
Indirect costs and other	522,000	347,000
Total clinical development program expense	1,393,000	1,222,000
Research and preclinical development program expense	2,303,000	2,455,000
Total research and development expense	$3,696,000	$3,677,000

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our HIV/AIDS vaccine program for the developing world. As a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine under a subcontract with CHOP and CCRI and the congestive heart failure programs as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses increased to $1.6 million for the three months ended March 31, 2007 from $1.5 million for the same period in 2006. This increase reflects higher patent charges and compensation expense partially offset by lower audit fees.

Restructure Charges.    Restructure charges decreased to $184,000 for the three months ended March 31, 2007 compared to $1.0 million for the same period in 2006. Restructuring charges in 2006 include charges of $639,000 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market and $219,000 related to employee termination benefits of our restructuring efforts to realign our cost structure. Restructuring charges also include accretion expense of $184,000 in both the three months ended March 31, 2007 and 2006.

Other Income and Expense

Investment Income (Loss).     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos Molecular Systems Inc, or Chromos. Investment income decreased to a loss of $65,000 for the three months ended March 31, 2007 compared to income of $151,000 for the same period in 2006. For the three month period ended March 31, 2007, also investment income reflects a $208,000 realized loss related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of the Chromos securities combined with decline in Chromos’ financial position.

Interest Expense.     Interest expense decreased to zero for the three months ended March 31, 2007, compared to $113,000 for the same period in 2006. In November 2006, we restructured a $8.15 million outstanding loan from Biogen Idec by exchanging $5.65 million of the balance for common shares of our stock, making a $500,000 payment and establishing a new repayment schedule for the remaining balance. As a result of restructuring the Biogen Idec debt, the $1.7 million carrying value of the remaining debt includes the related estimated future interest payments and accordingly, we did not record interest expense on the Biogen Idec expense in the three months ended March 31, 2007. We do not expect to record future interest expense on this restructured debt.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $11.3 million at March 31, 2007 compared to $6.2 million at December 31, 2006. Our cash and cash equivalents increased in the three months ended March 31, 2007 primarily reflecting the net proceeds of $8.1 million from our January 2007 sale of our common stock and warrants partially offset by our net loss and the resulting cash used in operations of $3.0 million.

On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase approximately 16,000 shares of our common stock as compensation to the placement agent in this transaction. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.

Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. Our HIV/AIDS vaccine candidate for the developing world and our inflammatory arthritis product candidate are both in clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.

We are currently focusing our development funding on our inflammatory arthritis product candidate, which is in Phase I/II clinical trials. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have significant lease commitments, long-term obligations and outstanding debt that draw on our cash resources. Our most significant obligations are approximately $12.9 million of remaining Bothell facility lease payments, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015 and $1.5 million of aggregate principal payments to Biogen Idec under an outstanding loan payable. Under our 2006 modified loan agreement with Biogen Idec, the $1.5 million principal balance bears interest at the rate of LIBOR plus 1% and we agreed to repay $1.0 million on August 1, 2007 and the remaining balance on August 1, 2008. In addition, the agreement provides for early repayment of the 2007 installment within thirty days of a change in control of the company. The Biogen Idec loan agreement includes a provision that requires us to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable.

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally extends for multiple one-year terms and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006 and in 2006 we agreed to further extend the program until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. In 2005, we extended the scope of our HIV/AIDS vaccine program activities to the developed world, via our collaboration with CHOP and CCRI through a subcontract with the NIAID. To date we have received $1.6 million under this subcontract and our portion of the remaining project funding could be up to an additional $16.6 million over the remaining four years of the contract. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones.

The funding from each of our collaborative partners fully offsets our incremental program costs caused by each collaboration and generally also partially funds development of our company-funded inflammatory arthritis product candidate and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $9.9 million in 2006 and, assuming that we complete all of the planned development activities for each of these funded projects, we expect revenue from our collaborative partners of up to $10 million in 2007.

Each of our collaborations has provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. If we were to lose the collaborative funding expected from the NIAID, Celladon or IAVI collaborations and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and our cash horizon would be shortened.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Our financing strategy is focused around the advancement of our two programs in clinical development, advancement of our newer development collaborations and generating value from our intellectual assets and capabilities. In the biotechnology industry, there is a low level of success in clinical trials and our ability to raise capital depends in part on clinical trial success.

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

We expect that our total cash requirements for 2007 will range from $13 million to $16 million and that our cash and cash equivalents at March 31, 2007, plus the anticipated funding from our product development collaborations and contracts will be sufficient to fund our operations into the fourth quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators.

Depending on our ability to successfully access additional funding, we may be forced to implement additional cost reduction measures. Further adjustments may include scaling back or delaying our inflammatory arthritis development program, staff reductions, scaling back our intellectual property prosecution, subleasing portions of our lab facilities, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Items with interest rate risk:

•  Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At March 31, 2007, we held $11.3 million in cash, which is primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at March 31, 2007, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2007.

•  Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen Idec that contains a variable interest rate. Interest payments on this loan are established quarterly based upon LIBOR plus 1%. In 2006, in connection with the restructuring of this debt we accrued estimated remaining future interest payments of $167,000 on the promissory note at a rate of 6.33%. Changes in market interest rates and the timing of these remaining interest payments may ultimately result in adjustments to the gain on debt restructuring we recognized in 2006. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of March 31, 2007, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2007	2008	2009	2010	2011	Total
Variable rate note	$1,000,000	$525,000	$—	$—	$—	$1,525,000

Items with market and foreign currency exchange risk:

•  Investment in Chromos Molecular Systems, Inc.: At March 31, 2007, we held 2.4 million shares of Chromos common shares with a market value of $0.065 per common share as quoted by the Toronto Stock Exchange and denominated in Canadian dollars. As of March 31, 2007 the Canadian dollar to US dollar exchange rate was US $0.8655 per CA $1.00. As of March 31, 2007, this investment is recorded at $133,000 and is classified within prepaid expenses and other. We recorded a realized loss of $208,000 in the quarter ended March 31, 2007 due to an other-than-temporary impairment resulting from a decline in market value of the Chromos securities combined with decline in Chromos’ financial position. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 100,000 shares of Chromos stock in the three months ended March 31, 2007, we recorded $1,000 of net realized gains and received $16,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

Item 4T.    Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting, that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006. The risk factors below were disclosed on the Form 10-K and have been updated to provide more recent financial and factual information as of March 31, 2007.

Risks Related to Our Business

The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2006 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We estimate that our cash and cash equivalents on hand, plus expected funding from our partners, will be sufficient to fund our operations into the fourth quarter of 2007. This estimate is based on our ability to perform planned research and development activities and the receipt of expected funding from our partners. Prior to that time, we will need to raise additional capital to continue to fund operations at their current level. In addition, as of March 31, 2007, we owed to Biogen Idec approximately $1.5 million in aggregate principal amount pursuant to an outstanding promissory note.

If we do not raise additional funds, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and significantly dilutive to our shareholders. We may need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations.

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

     Substantially all of our revenue to date has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future. As of March 31, 2007, we had an accumulated deficit of $287.9 million. We may never generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we are unable to successfully develop and commercialize our product candidates, we will be unable to generate sufficient capital to maintain our business.

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

Item 2.    Unregistered Sales of Securities and Use of Proceeds

Our loan agreement with Biogen Idec contains financial covenants establishing limits on our ability to declare or pay cash dividends.

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

TARGETED GENETICS CORPORATION

Date: May 9, 2007	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2007	By:	/s/ DAVID J. POSTON
David J. Poston, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	5/12/06	3.1

3.2	Amended and Restated Bylaws	10-K	3/17/97	3.2

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2

10.1	Amendment No. 3 to Exclusive Sublicense Agreement, dated as of March 9, 2007, between Targeted Genetics and Alkermes, Inc. *	10-K	3/29/07	10.5(c)

10.2	Securities Purchase Agreement among Targeted Genetics Corporation and certain investors dated January 8, 2007	8-K	1/8/07	10.1

10.3	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated January 11, 2007	8-K	1/8/07	10.3

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of this exhibit have been omitted based on a grant of confidential treatment from the SEC. The omitted portions of this exhibit have been filed separately with the SEC.