Form 10-Q
period 2007-06-30
TARGETED GENETICS CORP /WA/
filed 2007-08-07
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2007: 19,814,161

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2007

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,045,000	$6,206,000
Accounts receivable	1,874,000	1,498,000
Prepaid expenses and other	375,000	531,000
Total current assets	28,294,000	8,235,000
Property and equipment, net	1,053,000	1,100,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	206,000
Total assets	$37,473,000	$17,467,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,005,000	$1,901,000
Accrued employee expenses	624,000	861,000
Accrued restructure charges	678,000	1,046,000
Deferred revenue	67,000	251,000
Current portion of long-term obligations	1,224,000	1,129,000
Total current liabilities	6,598,000	5,188,000

Accrued restructure charges	6,634,000	6,331,000
Long-term obligations	454,000	570,000
Deferred rent	10,000	11,000

Commitments and Contingencies

Shareholders’ equity: Preferred stock, $0.01 par value, 600,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,814,161 shares issued and outstanding at June 30, 2007 and 10,921,736 shares issued and outstanding at December 31, 2006	198,000	109,000
Additional paid-in capital	315,628,000	289,324,000
Accumulated deficit	(292,049,000)	(284,027,000)
Accumulated other comprehensive loss	—	(39,000)
Total shareholders’ equity	23,777,000	5,367,000
Total liabilities and shareholders’ equity	$37,473,000	$17,467,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue under collaborative agreements	$3,008,000	$1,414,000	$4,669,000	$3,844,000

Operating expenses:
Research and development	5,270,000	3,683,000	8,966,000	7,360,000
General and administrative	1,575,000	1,568,000	3,127,000	3,049,000
Restructure charges	442,000	363,000	626,000	1,405,000
Goodwill impairment charge	—	23,723,000	—	23,723,000
Total operating expenses	7,287,000	29,337,000	12,719,000	35,537,000

Loss from operations	(4,279,000)	(27,923,000)	(8,050,000)	(31,693,000)
Investment income	93,000	170,000	28,000	321,000
Interest expense	(1,000)	(123,000)	(1,000)	(236,000)
Net loss	$(4,187,000)	$(27,876,000)	$(8,023,000)	$(31,608,000)

Net loss per common share (basic and diluted)	$(0.31)	$(2.83)	$(0.61)	$(3.37)
Shares used in computation of basic and diluted net loss per common share	13,408,000	9,854,000	13,138,000	9,371,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(8,023,000)	$(31,608,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	290,000	364,000
Stock-based compensation	395,000	464,000
Stock issued to outside vendors	—	86,000
Goodwill impairment charge	—	23,723,000
Loss (gain) on investments	251,000	(8,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(376,000)	90,000
Increase in prepaid expenses and other	(72,000)	(243,000)
Decrease in other assets	6,000	5,000
Increase in current liabilities	1,868,000	385,000
Decrease in deferred revenue	(184,000)	(135,000)
Decrease in deferred rent	(1,000)	(99,000)
Increase (decrease) in accrued restructure expenses	(65,000)	336,000
Net cash used in operating activities	(5,911,000)	(6,640,000)

Investing activities:
Purchases of property and equipment	(243,000)	(57,000)
Proceeds from sale of investments	16,000	49,000
Net cash used in investing activities	(227,000)	(8,000)

Financing activities:
Net proceeds from sales of capital stock and warrants	25,959,000	4,797,000
Proceeds from the exercise of stock options	39,000	11,000
Payments under leasehold improvements and equipment financing arrangements	(21,000)	(111,000)
Net cash provided by financing activities	25,977,000	4,697,000

Net increase (decrease) in cash and cash equivalents	19,839,000	(1,951,000)
Cash and cash equivalents, beginning of period	6,206,000	14,122,000
Cash and cash equivalents, end of period	$26,045,000	$12,171,000

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

We do not believe that our results of operations for the three and six months ended June 30, 2007 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

Our combined cash and cash equivalents totaled $26.0 million at June 30, 2007. We believe that our current resources, including the capital raised in January 2007 and June 2007 and the cash anticipated to be received from our collaborative partners, are sufficient to fund our currently planned operations, including our clinical trials, for at least a year. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional commercial opportunities, advancing our clinical development programs, and accessing the public and private capital markets at appropriate times. Depending on our ability to successfully access additional funding, we may be forced to preserve our cash position through a combination of cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders. We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the three and six months ended June 30, 2007.

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

2.   Long-Term Obligations

Long-term obligations consist of the following:

	June 30, 2007	December 31, 2006
Loans payable to Biogen Idec	$1,672,000	$1,672,000
Equipment financing obligations	6,000	27,000
Total obligations	1,678,000	1,699,000
Less current portion	(1,224,000)	(1,129,000)
Total long-term obligations	$454,000	$570,000

As of June 30, 2007, we owed $1.7 million to Biogen Idec, a beneficial owner of approximately 11% of our outstanding common shares. This debt is the remaining balance of a $10.0 million loan from Biogen Idec initiated in 2001. As part of our 2006 debt restructuring, we agreed to terms that resulted in a loan payable balance of $1.7 million, which consisted of $1.5 million principal and $167,000 of estimated future interest payments, to be paid to Biogen Idec in two installments: $1.0 million plus accrued interest, which we paid on August 1, 2007, and the remaining balance on August 1, 2008. We must apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal in reverse order of maturity. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. Since the estimated future interest payments are included in the balance of the obligation, we do not incur further interest charges attributable to this debt. The loan contains financial covenants that limit our ability to declare or pay cash dividends.

As of June 30, 2007, future aggregate principal payments related to the $1.7 million Biogen Idec debt are $1.1 million in 2007, which includes a $115,000 principal payment made in July 2007 and the $1 million August 1, 2007 principal installment, $410,000 in 2008 and zero there after. The long-term portion of $454,000 includes principal of $410,000 and interest of $44,000.

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

The table below presents a reconciliation of the accrued restructure liability for the six month period ended June 30, 2007:

Contract Termination Costs
December 31, 2006 accrued liability	$7,377,000
Charges related to changes in lease assumptions	260,000
Accretion expense	366,000
Amount paid	(691,000)
June 30, 2007 accrued liability	$7,312,000

During the second quarter of 2007, we recorded additional restructure charges of $260,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. As part of this assessment we extended the anticipated lead time for subleasing the facility. In addition to this adjustment to the accrued restructure liability, we incurred $182,000 of accretion expense for the three months ended June 30, 2007 and $366,000 of accretion expense for the six months ended June 30, 2007. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying consolidated statement of operations.

Through June 30, 2007, we have recorded contract termination costs totaling $10.6 million for our Bothell facility. We expect to incur an additional $2.8 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

4. Equity

Financing

On June 27, 2007, we sold approximately 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In addition, in connection with the financing, we issued warrants to purchase up to approximately 6.7 million shares of our common stock. These warrants expire in June 2012 and are exercisable at a price of $3.25 per share beginning June 27, 2007. We also issued a warrant with the same terms as the ones issued pursuant to our private placement to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction.

On January 11, 2007, we sold approximately 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing, we issued warrants to purchase up to 763,000 shares of our common stock. These warrants expire in January 2012 and are exercisable at $5.41 per share beginning July 19, 2007. We also issued a warrant with the same terms as the ones issued pursuant to the private placement to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction.

Stock Based Compensation

In May 2007, our shareholders approved our proposal to amend, restate and rename the Targeted Genetics Corporation 1999 Stock Option Plan into the Targeted Genetics Corporation Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan provides for the issuance of long-term incentive awards (Awards) in the form of nonqualified and incentive stock options (Options), stock appreciation rights, stock grants and restricted stock units. The Awards may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for the Options must not be less than the fair market value of the shares on the date of grant. Options expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In 2006, as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of our common stock with a twelve-month vesting period. Restricted stock units expire no later than 10 years from the date of grant and generally vest over a three-year period following the date of grant. Every non-employee member of our Board of Directors receives an annual nonqualified stock option or restricted stock unit grant and these awards vest over a twelve-month period provided the grantee continues service to us. Upon the exercise of stock options and the vesting of restricted stock units, we issue new shares from shares reserved for issuance under our Stock Incentive Plan.

Effective January 2006, we adopted SFAS No. 123R, “Share-Based Payment” which requires us to expense the fair value of share-based payments granted over the vesting period. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. We value awards granted subsequent to January 1, 2006 at fair value in accordance with provisions of SFAS No. 123R and recognize stock-based compensation expense on a straight line basis over the service period of each award. Stock-based compensation expense is reduced by an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, we may record adjustments to increase or decrease compensation expense in future periods.

Following is a summary of our compensation expense for the three and six months ended June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Stock options:
Research and development expense	$99,000	$137,000	$194,000	$262,000
General and administrative expense	61,000	106,000	150,000	202,000
Restricted stock units:
Research and development expense	17,000	—	17,000	—
General and administrative expense	34,000	—	34,000	—
Total compensation expense	$211,000	$243,000	$395,000	$464,000

Stock Options

Following is a summary of stock option activity and related prices for the first six months of 2007:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term (Years)	Intrinsic Value
Outstanding, December 31, 2006	835,085	$15.39
Granted	15,800	3.88
Exercised	(12,632)	3.10
Expired	(13,892)	40.66
Forfeited	(41,439)	9.19
Outstanding, June 30, 2007	782,922	$15.23	6.77	$226,000

Exercisable at June 30, 2007	672,233	$16.29	6.57	$195,000

The aggregate intrinsic value is determined using the closing price of our common stock of $2.72 on June 30, 2007. The intrinsic value of stock options exercised was $22,000 during the six months ended June 30, 2007 and $3,000 during the six months ended June 30, 2006. We received $39,000 from the exercise of stock options for the six months ended June 30, 2007.

As of June 30, 2007, total unrecognized compensation cost related to unvested options was approximately $219,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1 year.

Stock options outstanding and exercisable as of June 30, 2007 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$1.80 - $3.24	95,483	$2.50	8.57	83,001	$2.54
3.80 - 3.80	187,000	3.80	8.95	187,000	3.80
3.87 - 9.10	167,821	7.28	7.36	105,994	7.23
10.80 - 14.90	157,445	13.10	6.53	122,860	13.10
15.30 - 148.80	175,173	43.92	3.11	173,378	44.13
Balance, June 30, 2007	782,922	$15.23	6.77	672,233	$16.29

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during the six months ended June 30, 2007 was $3.88 and was $1.85 for the six months ended June 30, 2006.

The following are the weighted average assumptions for the periods noted:

Six Months ended June 30,
	2007	2006
Expected dividend rate	Nil	Nil
Expected stock price volatility	1.047 - 1.114	1.086-1.107
Risk-free interest rate range	4.54 - 4.58%	4.25-4.85%
Expected life of options	4 - 5 years	4-5 years

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

Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—
Granted	517,000	3.13
Vested	—	—
Forfeited	—	—
Nonvested, June 30, 2007	517,000	$3.13

As of June 30, 2007, total unrecognized compensation cost related to unvested restricted stock units was approximately $904,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.5 years.

5.   Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net unrealized gains from investments and foreign currency translations on our common stock investment in Chromos Molecular Systems Inc., or Chromos, as presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss as reported	$(4,187,000)	$(27,876,000)	$(8,023,000)	$(31,608,000)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	48,000
Foreign currency translation adjustment	—	15,000	—	13,000
Other comprehensive loss	$(4,187,000)	$(27,861,000)	$(8,023,000)	$(31,547,000)

6.   Investments

As of June 30, 2007, we held approximately 2.4 million shares of Chromos, a publicly traded company whose common stock is listed on the Toronto Stock Exchange. Periodically, we sell these shares on a specific identification method based on when we received the shares. During the six months ended June 30, 2007, we sold 100,000 shares resulting in a realized gain of $1,000.

We record our common stock investment in Chromos at fair market value and record changes in the fair market value of this stock in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During the first and second quarters of 2007, due to the declining market value of the Chromos securities and a decline in Chromos’ current financial position, we determined that our investment is other-than-temporarily impaired. Accordingly, we wrote the asset down to the fair market value of the Chromos stock on both March 31, 2007 and June 30, 2007 and recognized a realized loss of $208,000 in the first quarter and an additional realized loss of $44,000 in the second quarter.

	Fair Value	Unrealized Losses	Proceeds from the sale of securities	Realized Loss
Marketable equity securities	$89,000	$—	$16,000	$(251,000)

7. Goodwill

We perform goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” on an annual basis or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. Normally, we perform our annual impairment test as of October 1. However, as a result of a decline in market price of our common stock in June 2006, to a level that reduced our market capitalization to an amount less than the fair value of our net assets, we concluded that this was an indicator of impairment of our goodwill and therefore we were required to perform an interim goodwill impairment test. In the first step of this testing, since we are comprised of only one reporting unit, we compared our fair value, as measured by market capitalization and discounted cash flow analysis, to the net carrying value of our assets. Since our indicated fair value was less than the net carrying value of our assets, we were then required to perform the second step of the evaluation and measure the amount of the impairment loss. This analysis required us to determine the implied value of goodwill by allocating our estimated fair value to its assets and liabilities including intangible assets such as in-process research and development, completed technology, and trademarks and trade names using a hypothetical purchase price allocation as if we had been acquired in a business combination as of the date of the impairment test. This evaluation resulted in an implied goodwill balance of $7.9 million and a second quarter 2006 non-cash goodwill impairment charge of $23.7 million.

8.   Income Taxes

        We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. We have been in a net operating loss position since inception and have not recognized any tax benefits for any of our income tax positions as a result of a full valuation allowance. There were no changes to the amount of recognized tax benefits as a result of adopting FIN 48, and there were no changes to the recognized tax benefits during the three and six months ended June 30, 2007.

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2007. We have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that we utilize the net operating losses from those years in our current or future year tax returns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking and involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in greater detail in the section entitled “Risk Factors” in Part I, Item IA of our annual report on Form 10-K for the year ended December 31, 2006, as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of this quarterly report.

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

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease facilitating the normal protein production or gene regulation capabilities of cells. Gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they normally produce thereby treating a disease state. Gene therapeutics may also be used for RNAi interference, or RNAi, to deliver small RNA molecules that once delivered into the cell may shut down or interfere with cellular functions.

We are primarily focused on the following adeno-associated viral vectors, or AAV, based product development programs:

Description	Indication	Partners	Development Status
AAV delivery of TNF-alpha antagonist	Inflammatory Arthritis	None	Phase I/II
AAV delivery of HIV antigens	HIV/AIDS	IAVI	Phase II
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Phase I
AAV delivery of HIV antigens	HIV/AIDS	CHOP, CCRI and NIAID	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease	Sirna Therapeutics as a subsidiary of Merck	Preclinical

In the first half of 2007, we made progress in our development collaborations and our product development programs and expanded and leveraged our patent portfolio. More specifically:

•
In February and May 2007, we reported additional data on the results of our ongoing Phase I/II clinical trial of our inflammatory arthritis candidate that demonstrated the results continue to show evidence for sustained improvement in signs and symptoms of the disease.

•
In February 2007, we reported results from IAVI’s Phase I clinical trial of our investigational HIV/AIDS vaccine candidate. The results reported indicated favorable safety and tolerability profiles consistent with the results observed in clinical trials to date, and provide the rationale for evaluating the vaccine at higher doses and at different dosing intervals.

•
In May 2007, in collaboration with the University College London's Institute of Ophthalmology and Moorfields Eye Hospital, a Phase I/II clinical trial was initiated to test the use of an AAV vector to deliver RPE65 to treat a form of childhood blindness. We produced the vector used in this trial. The trial is funded by the UK Department of Health.

•	In May 2007, the first patient was dosed in the Phase I clinical trial of MYDICAR, the congestive heart failure product candidate under development through our collaboration with Celladon.

•
In May 2007, we completed enrollment and initial dosing in the Phase I/II clinical trial of our inflammatory arthritis candidate though this clinical trial has more recently been placed on clinical hold. Please see "Risk Factors" in Item 1A for more information on this development.

•	Issuance of patents strengthening our AAV vector patent portfolio.

Most of our expenses are related to advancing our research and development programs, conducting preclinical studies and clinical trials and for general and administrative support of these activities. We have financed the company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, through proceeds from the issuance of debt and to a lesser extent through loan funding under equipment financing arrangements. During 2007, we completed two private placements of our common stock generating approximately $25.9 million to fund our programs. On June 27, 2007, we sold approximately 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In connection with the financing we issued five-year warrants to purchase up to approximately 6.7 million shares of our common stock. We also issued a warrant to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction. On January 11, 2007, we sold approximately 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In connection with this financing we issued five-year warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction.

As of June 30, 2007, our accumulated deficit totaled $292.0 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

We will require access to significantly higher amounts of capital than we currently have in order to successfully develop our lead inflammatory arthritis product candidate and other product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships, or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Other than with respect to those items described below, there have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the year ended December 31, 2006. The critical accounting policies, estimates and assumptions described below have been updated to provide more recent financial and factual information as of June 30, 2007.

Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the three and six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

Revenue

Revenue increased to $3.0 million for the three months ended June 30, 2007 as compared to $1.4 million for the same period in 2006. Revenue increased to $4.7 million for the six months ended June 30, 2006 as compared to $3.8 million for the same period in 2006. The increase in revenue reflects an increase in research and development activities under the National Institute of Allergy and Infectious Diseases, or NIAID, funded HIV/AIDS vaccine project in collaboration with the Children’s Hospital of Philadelphia, or CHOP, and the Columbus Children’s Research Institute, or CCRI, and under our collaboration with Celladon Corporation, or Celladon. This increase is partially offset by lower research and development activities under our collaboration with the International AIDS Vaccine Initiative, or IAVI. We expect that our revenue for the remainder of 2007 will continue to consist primarily of research and development revenue earned from the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and CCRI and work under our collaboration with Celladon. For the next several years, our revenue will depend on the continuation of the current collaborations and our success in entering into and performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased to $5.3 million for the three months ended June 30, 2007 compared to $3.7 million for the same period in 2006.  Research and development expenses increased to $9.0 million for the six months ended June 30, 2007 compared to $7.4 million for the same period in 2006. Costs for both the three and six month periods are higher due to increased research and development costs for our preclinical programs, specifically the NIAID-funded HIV/AIDS vaccine program in collaboration with CHOP and CCRI and costs incurred to support the initiation of clinical trials for the congestive heart failure product; which began in May 2007. Costs related to our inflammatory arthritis program increased due to a higher number of enrolled subjects and higher clinical trial activity to support the increased enrollment. This cost increase was partially offset by lower costs related to our HIV/AIDS vaccine collaboration with IAVI as a result of less development activity as the project has progressed into clinical testing. We expect that our research and development expenses for the remainder of 2007 will vary depending on the amount and timing of development efforts and outside services necessary to advance our clinical programs, our congestive heart failure collaboration with Celladon and the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and CCRI.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Programs in clinical development:
Inflammatory arthritis	$1,095,000	$875,000	$1,857,000	$1,433,000
IAVI HIV/AIDS vaccine	60,000	794,000	169,000	1,111,000
Congestive heart failure (1)	203,000	—	203,000	—
Indirect costs and other	1,008,000	1,280,000	1,530,000	1,627,000
Total clinical development program expense	2,366,000	2,949,000	3,759,000	4,171,000
Research and preclinical development program expense	2,904,000	734,000	5,207,000	3,189,000
Total research and development expense	$5,270,000	$3,683,000	$8,966,000	$7,360,000

(1) Includes costs incurred after the clinical trial was initiated in May 2007. Costs incurred prior to that are included as research and preclinical development program expense.

Research and development costs attributable to programs in clinical development include salaries and benefits, clinical trial costs, outside services, and materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. IAVI separately manages and funds the clinical trial costs of our HIV/AIDS vaccine program for the developing world and Celladon separately manages and funds the clinical trial costs of our congestive heart failure program. As a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine in collaboration with CHOP and CCRI as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses remained consistent at $1.6 million for the three months ended June 30, 2007 and June 30, 2006. General and administrative expense increased to $3.1 million for the six months ended June 30, 2007 compared to $3.0 million for the same period in 2006. General and administrative expenses consist primarily of salaries, patent costs, legal and audit fees and shareholder costs.

Restructure Charges.    Restructure charges increased to $442,000 for the three months ended June 30, 2007 compared to $363,000 million for the same period in 2006. Restructure charges decreased to $626,000 for the six months ending June 30, 2007 compared to $1.4 million for the same period in the prior year. Restructuring charges in 2007 include $260,000 related to changes in our estimates of the anticipated lead time to sublease the facility. Restructuring charges for the first six months of 2006 include charges of $639,000 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market, $219,000 related to employee termination benefits of our restructuring efforts to realign our cost structure and $174,000 in relation to the early termination of a portion of our Seattle facility lease resulting from the head count reductions. Restructuring charges also include accretion expense of $366,000 for the six months ended June 30, 2007 and $375,000 for the six months ended June 30, 2006.

Goodwill Impairment Charge.    We periodically and annually on October 1st evaluate the carrying value of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and if there is evidence of an impairment in value, we reduce the carrying value of the asset. As discussed in Note 7 of the notes to our condensed consolidated financial statements, we recognized a non-cash loss on impairment of goodwill during second quarter of 2006. As a result of a decline in our share price during June 2006, to a level which reduced market capitalization to an amount less than the fair value of our net assets, we were required to perform an interim goodwill impairment test. As a result of this evaluation, during the second quarter of 2006, we recognized a non-cash impairment charge of $23.7 million, which was equal to the recorded value of goodwill in excess of its implied value.

Other Income and Expense

Investment Income(Loss).     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos Molecular Systems Inc, or Chromos. Investment income decreased to $93,000 for the three months ended June 30, 2007 compared to income of $170,000 for the same period in 2006. Investment income decreased to $28,000 for the six months ended June 30, 2007 compared to $321,000 for the same period in 2006. Investment income reflects a net realized loss of $44,000 in the three months ended June 30, 2007 and $251,000 in the six months ended June 30, 2007 related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of the Chromos securities combined with decline in Chromos’ current financial position.

Interest Expense.     Interest expense decreased to $1,000 for the three months ended June 30, 2007, compared to $123,000 for the same period in 2006. Interest expense decreased to $1,000 for the six months ended June 30, 2007, compared to $236,000 for the same period in the prior year. In November 2006, we restructured a $8.15 million outstanding loan from Biogen Idec by exchanging $5.65 million of the balance for common shares of our stock, making a $500,000 payment and establishing a new repayment schedule for the remaining balance. As a result of restructuring the Biogen Idec debt, the $1.7 million carrying value of the remaining debt as of June 30, 2007 includes the related estimated future interest payments and accordingly, we did not record interest expense on the Biogen Idec loan in the three six month periods ended June 30, 2007. We do not expect to record future interest expense on this restructured debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $26.0 million at June 30, 2007 compared to $6.2 million at December 31, 2006. Our cash and cash equivalents increased in the six months ended June 30, 2007 primarily reflecting the net proceeds of $25.9 million from our January and June 2007 sales of our common stock and warrants, partially offset by our net loss and the resulting cash used in operations of $5.9 million.

On June 27, 2007, we sold approximately 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In addition, in connection with the financing, we issued five-year warrants to purchase up to approximately 6.7 million shares of our common stock. We also issued a warrant to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction. On January 11, 2007, we sold approximately 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued five-year warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.

Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. Our HIV/AIDS vaccine candidate for the developing world, our inflammatory arthritis product candidate and our congestive heart failure product candidate are all in clinical trials. We expect to continue incurring significant expense in advancing our product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We currently have 84,453 of unreserved authorized shares and will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.

We are currently focusing our development funding on our inflammatory arthritis product candidate, which is in Phase I/II clinical trials. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

In addition to the funding necessary to advance our product development candidates and fund our ongoing operations, we also have significant lease commitments, long-term obligations and outstanding debt that draw on our cash resources. Our most significant obligations are approximately $12.6 million of remaining Bothell facility lease payments, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015 and $1.7 million of aggregate principal and interest payments to Biogen Idec under an outstanding loan payable. Under our 2006 modified loan agreements with Biogen Idec, the loan bears interest at the rate of LIBOR plus 1.0% and we repaid a total of $1.1 million of the loan in July and August 2007 and agreed to repay the remaining balance on August 1, 2008. The Biogen Idec loan agreement includes a provision that requires us to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable.

We expect the level of our future operating expenses to be driven by the needs of our product development programs, our debt obligations and our lease obligations, offset by the availability of funds through equity offerings, partner-funded collaborations or other financing or business development activities. The size, scope and pace of our product development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally extends for multiple one-year terms and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006 and in 2006 we agreed to further extend the program until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. In 2005, we extended the scope of our HIV/AIDS vaccine program activities to the developed world, via a NIAID-funded collaboration with CHOP and CCRI. To date we have received $2.6 million under this subcontract and our portion of the remaining project funding could be up to an additional $15.6 million over the remaining three years of the contract. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones.

The funding from each of our collaborative partners fully offsets our incremental program costs related to each collaboration and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $9.9 million in 2006 and, assuming that we complete all of the planned development activities for each of these funded projects, we expect revenue from our collaborative partners of up to $10 million in 2007.

Each of our collaborations has provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. If we were to lose the expected funding from the NIAID-funded collaboration with CHOP and CCRI, Celladon or IAVI collaborations and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and our cash horizon would be shortened.

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

We expect that our total cash requirements for 2007 will range from $13 million to $16 million and that our cash and cash equivalents at June 30, 2007, plus the anticipated funding from our product development collaborations and contracts will be sufficient to fund our operations for at least a year. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk for the effect of interest rate changes, foreign currency fluctuations and changes in the market values of our investments.

Items with interest rate risk:

•  Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At June 30, 2007, we held $26.0 million in cash, which is primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10.0% change in short-term interest rates from those in effect at June 30, 2007, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2007.

•  Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen Idec that contains a variable interest rate. Interest payments on this loan are established quarterly based upon LIBOR plus 1%. Changes in market interest rates and the timing of these remaining interest payments may ultimately result in adjustments to the gain on debt restructuring we recognized in 2006. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of June 30, 2007, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2007	2008	2009	2010	2011	Total
Variable rate note	$1,115,000	$410,000	$—	$—	$—	$1,525,000

Items with market and foreign currency exchange risk:

•  Investment in Chromos Molecular Systems, Inc.: At June 30, 2007, we held 2.4 million shares of Chromos common shares with a market value of $0.04 per common share as quoted by the Toronto Stock Exchange and denominated in Canadian dollars. As of June 30, 2007 the Canadian dollar to US dollar exchange rate was US $0.9443 per CA $1.00. As of June 30, 2007, this investment is recorded at $89,000 and is classified within prepaid expenses and other in the accompanying condensed consolidated balance sheet. We recorded a net realized loss of $44,000 in the three months ended June 30, 2007 and $251,000 in the six months ended June 30, 2007 due to an other-than-temporary impairment resulting from a decline in market value of the Chromos securities combined with decline in Chromos’ current financial position. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 100,000 shares of Chromos stock in the six months ended June 30, 2007, we recorded $1,000 of realized gains and received $16,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A.    Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 but please carefully consider both the risk factors of our annual report on Form 10-K and the risk factors below. The risk factors described below were previously disclosed on the Form 10-K but have been updated to provide more recent financial and factual information as of June 30, 2007.

Risks Related to Our Business

We expect to continue to operate at a loss and may never become profitable.

     Substantially all of our revenue to date has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future.  As of June 30, 2007, we had an accumulated deficit of $292.0 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

Our lead product candidate has been placed on clinical hold and we do not currently know when or if the clinical trial of the product candidate will resume.

On July 24, 2007, the FDA placed a clinical hold on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, after a patient participating in the clinical trial experienced a serious adverse event, or SAE. This patient subsequently died and the cause of death is currently under investigation.

Based on the results of such investigation, we or the FDA may identify concerns that could cause a delay in or termination of the Phase I/II tgAAC94 clinical trial. We can make no assurance as to when or if the FDA will remove the hold or will allow us to continue the administration of tgAAC94 in this study or any other future clinical studies. Any significant delay in removing the clinical hold from this study, or termination of this study, or any significant delay or termination of any other of our clinical trials, may negatively impact our future operating results, may damage our reputation in the industry and may result in a decrease in the trading price of our common shares.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we and our partners are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

    As of July 2007, our congestive heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, our inflammatory arthritis candidate is in a Phase I/II trial, our HIV/AIDS product candidate in collaboration with IAVI is in a Phase II trial and no product candidates are in Phase III or Phase IV trials. Of the trials that are currently being conducted, we will not generate any product revenue or revenue sharing for at least several years and then only if we can and/or our partners successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Any success of our clinical trials and preclinical studies may not be indicative of results in a large number of subjects of either safety or efficacy.

      The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials. In addition, results in early-stage clinical trials generally test for drug safety rather than efficacy and are based on limited numbers of subjects. Drug development involves a high degree of risk and our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if any favorable results we achieve in clinical trials will have a lasting or repeatable effect. If a larger group of subjects does not experience positive results or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF, our product candidate for the treatment of cystic fibrosis, following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

If we are unable to raise additional capital when needed, we will be unable to conduct our operations and develop our potential products.

Because internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property.

Additional sources of financing could involve one or more of the following:

•	entering into additional product development collaborations;

•	mergers and acquisitions;

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	selling or licensing our technology or product candidates;

•	borrowing under loan or equipment financing arrangements; and

•	issuing debt.

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

A small number of investors own a significant number of shares of our common stock. As of June 30, 2007, Special Situations held approximately 2.6 million shares, Biogen Idec held approximately 2.2 million shares, Orbimed Advisors LLC held approximately 1.4 million shares and Elan held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 37% of our common shares outstanding as of June 30, 2007. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Special Situations, Biogen Idec and Elan have all sold shares of our common stock and may continue to do so. Sales of significant value of stock by these investors may introduce increased volatility to the market price of our common stock. In accordance with the termination agreement that we entered into with Elan in March 2004, Elan is only permitted to sell quantities of our stock equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On June 22, 2007, we entered into a securities purchase agreement with certain institutional and other accredited purchasers to sell an aggregate of 6,699,793 shares of the Company's common stock at a price of $2.905 per share, together with five-year warrants to purchase, upon exercise, an aggregate of 6,699,793 shares of the company's common stock, or the Offering. The warrants issued in the transaction are exercisable at $3.25 per share. The Offering closed on June 27, 2007.

In connection with the Offering, Targeted Genetics issued an additional five-year warrant, on the same terms as those received by the purchasers to the securities purchase agreement, to the placement agent of the Offering to purchase, upon exercise, up to 334,989 shares of the Company's common stock.

The Company received net proceeds of approximately $17.8 million in connection with the Offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders in Seattle, Washington on May 17, 2007. Of the 13,108,735 shares issued and outstanding as of the record date for the Annual Meeting, there were present at the meeting, in person or by proxy, shareholders of the Company who were holders of 9,804,216, or 74.79%, of the total shares eligible to vote. At the Annual Meeting, our shareholders approved the following matters by the votes indicated below:

(i)  Election of Directors;

At the Annual Meeting, our shareholders approved the election of the persons named below to our Board of Directors as Class 1 Directors for a two-year term expiring in 2009, or until the successor of each is elected and qualified, by the votes set forth below:

Nominee	Votes For	Votes Withheld
Jack L. Bowman	9,681,481	122,734
Jeremy L. Curnock Cook (chairman)	9,679,397	124,818

The Board members whose terms in office continued after the Annual Meeting were Joseph M. Davie, Roger L. Hawley, Nelson L. Levy, H. Stewart Parker and Michael S. Perry.

(ii)  Approval of amendment to amended and restated articles of incorporation;

Our shareholders approved an amendment to the amended and restated articles of incorporation to increase the authorized number of shares of our common stock from 18,000,000 to 30,000,000 by the votes set forth below:

Voted
Votes For	9,399,591
Votes Against	396,427
Abstain	8,197
Broker Non-Votes	3,304,519

(iii)  Approval of amendment to the Company's 1999 Stock Option Plan, or the Plan; and

Our shareholders approved an amendment and restatement of the Plan to (a) increase the maximum number of shares of our common stock available for issuance under the Plan from 1,297,944 shares to 2,547,944, an increase of 1,250,000 shares, (b) provide for the issuance of stock appreciation rights, stock grants and stock units, in addition to stock options, and (c) to rename the Plan the "Targeted Genetics Corporation Stock Incentive Plan," by the votes set forth below:

Voted
Votes For	4,829,468
Votes Against	261,438
Abstain	22,979
Broker Non-Votes	7,994,850

(iv)  Ratification of auditor.

Our shareholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007 by the votes set forth below:

Voted
Votes For	9,741,388
Votes Against	51,361
Abstain	11,468
Broker Non-Votes	3,304,518

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See accompanying Exhibit Index included after the signature page of this quarterly report for a list of the exhibits filed or furnished with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targeted Genetics Corporation

Date:	August 7, 2007	By:	/s/ H. Stewart Parker H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 7, 2007	By:	/s/ David J. Poston David J. Poston, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1.1	Amended and Restated Articles of Incorporation, dated May 9, 2006.				X
3.1.2	Articles of Amendment to the Restated Articles of Incorporation, dated May 17, 2007.				X
3.2	Amended and Restated Bylaws.	10-K	3/17/97	3.2
4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007.	8-K	1/8/07	10.2
4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/22/07	10.2
10.1	Amendment No. 3 to Exclusive Sublicense Agreement, dated as of March 9, 2007, between Targeted Genetics and Alkermes, Inc. *	10-K	3/29/07	10.5(c)
10.2	Securities Purchase Agreement among Targeted Genetics Corporation and certain investors dated January 8, 2007.	8-K	1/8/07	10.1
10.3	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated January 11, 2007.	8-K	1/8/07	10.3
10.4	Securities Purchase Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/22/07	10.1
10.5	Form of Common Stock Purchase Warrant of Targeted Genetics Corporation dated as of June 27, 2007.	8-K	6/22/07	10.3
10.6	Targeted Genetics Corporation Stock Plan.	8-K	5/22/07	10.1
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Portions of this exhibit have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.