Form 10-Q
period 2007-09-30
TARGETED GENETICS CORP /WA/
filed 2007-10-31
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of October 29, 2007: 19,814,161

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2007

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,531,000	$6,206,000
Accounts receivable	1,544,000	1,498,000
Prepaid expenses and other	321,000	531,000
Total current assets	22,396,000	8,235,000
Property and equipment, net	986,000	1,100,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	206,000
Total assets	$31,508,000	$17,467,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,058,000	$1,901,000
Accrued employee expenses	702,000	861,000
Accrued restructure charges	1,643,000	1,046,000
Deferred revenue	218,000	251,000
Current portion of long-term obligations	504,000	1,129,000
Total current liabilities	5,125,000	5,188,000

Accrued restructure charges	5,506,000	6,331,000
Long-term obligations	—	570,000
Deferred rent	9,000	11,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,814,161 shares issued and outstanding at September 30, 2007 and 10,921,736 shares issued and outstanding at December 31, 2006	198,000	109,000
Additional paid-in capital	315,744,000	289,324,000
Accumulated deficit	(295,080,000)	(284,027,000)
Accumulated other comprehensive gain (loss)	6,000	(39,000)
Total shareholders’ equity	20,868,000	5,367,000
Total liabilities and shareholders’ equity	$31,508,000	$17,467,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Collaborative revenue	$1,943,000	$2,012,000	$6,612,000	$5,856,000
Licensing revenue	500,000	—	500,000	—
Total revenue	2,443,000	2,012,000	7,112,000	5,856,000

Operating expenses:
Research and development	3,874,000	3,123,000	12,840,000	10,483,000
General and administrative	1,694,000	1,687,000	4,821,000	4,736,000
Restructure charges	183,000	413,000	809,000	1,818,000
Goodwill impairment charge	—	—	—	23,723,000
Total operating expenses	5,751,000	5,223,000	18,470,000	40,760,000

Loss from operations	(3,308,000)	(3,211,000)	(11,358,000)	(34,904,000)
Investment income	277,000	147,000	305,000	468,000
Interest expense	—	(126,000)	(1,000)	(362,000)
Net loss	$(3,031,000)	$(3,190,000)	$(11,054,000)	$(34,798,000)

Net loss per common share (basic and diluted)	$(0.15)	$(0.32)	$(0.72)	$(3.64)
Shares used in computation of basic and diluted net loss per common share	19,814,000	9,894,000	15,388,000	9,548,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(11,054,000)	$(34,798,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	447,000	537,000
Stock-based compensation	514,000	691,000
Stock issued to outside service providers	—	141,000
Goodwill impairment charge	—	23,723,000
Gain on the sale of property and equipment	(22,000)	—
Loss (gain) on investments	251,000	(8,000)
Changes in assets and liabilities:
Increase in accounts receivable	(46,000)	(233,000)
Decrease (increase) in prepaid expenses and other	(12,000)	48,000
Decrease in other assets	6,000	8,000
Increase (decrease) in current liabilities	(1,000)	38,000
Increase (decrease) in deferred revenue	(33,000)	45,000
Decrease in deferred rent	(2,000)	(99,000)
Increase (decrease) in accrued restructure expenses	(228,000)	385,000
Net cash used in operating activities	(10,180,000)	(9,522,000)

Investing activities:
Purchases of property and equipment	(333,000)	(72,000)
Proceeds from the sale of property and equipment	22,000	—
Proceeds from sale of investments	16,000	49,000
Net cash used in investing activities	(295,000)	(23,000)

Financing activities:
Net proceeds from sales of common stock	25,956,000	4,826,000
Proceeds from the exercise of stock options	39,000	12,000
Payments under debt and equipment financing arrangements	(1,195,000)	(135,000)
Net cash provided by financing activities	24,800,000	4,703,000

Net increase (decrease) in cash and cash equivalents	14,325,000	(4,842,000)
Cash and cash equivalents, beginning of period	6,206,000	14,122,000
Cash and cash equivalents, end of period	$20,531,000	$9,280,000

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

We do not believe that our results of operations for the three and nine months ended September 30, 2007 are necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

Our combined cash and cash equivalents totaled $20.5 million at September 30, 2007. We believe that our current resources, including the capital raised in January and June 2007 and the cash anticipated to be received from our collaborative partners, are sufficient to fund our currently planned operations, including our clinical trials, for at least a year. This estimate is based on our ability to perform planned research and development activities and the receipt of planned, but not yet approved, funding from our collaborators. Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional commercial opportunities, advancing our clinical development programs, and accessing the public and private capital markets at appropriate times. Depending on our ability to successfully access additional funding, we may be forced to preserve our cash position through a combination of cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders. We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the three and nine months ended September 30, 2007.

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

2.   Long-Term Obligations

Long-term obligations consist of the following:

	September 30,	December 31,
	2007	2006

Loans payable to Biogen Idec	$501,000	$1,672,000
Equipment financing obligations	3,000	27,000
Total obligations	504,000	1,699,000
Less current portion	(504,000)	(1,129,000)
Total long-term obligations	$—	$570,000

As of September 30, 2007, we owed $501,000 to Biogen Idec, a beneficial owner of approximately 11% of our outstanding common shares. This debt is the remaining balance of a $10.0 million loan from Biogen Idec initiated in 2001. In the fourth quarter of 2006, as part of a debt restructuring, we agreed to terms that resulted in a loan payable balance of $2.2 million, which consisted of $2.0 million principal and $167,000 of estimated future interest payments to be paid to Biogen Idec in two installments: $1.0 million plus accrued interest, which we paid on August 1, 2007, and the remaining balance which is due on August 1, 2008.  We must apply one-third of certain up-front payments received from potential future corporate collaborations and one-third of certain milestone payments to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal. Since December 2006, as a result of the receipt of upfront payments in the fourth quarter of 2006 and the first three quarters of 2007, we have made principal and interest payments totaling $917,000. The note balance of $501,000 as of September 30, 2007 includes principal of $410,000 and interest of $91,000. As of September 30, 2007, future aggregate principal payments related to the Biogen Idec debt are $410,000 in 2008 and zero there after. Subsequent to quarter end, we made a $161,000 principal payment in October 2007.

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

The table below presents a reconciliation of the accrued restructure liability for the nine month period ended September 30, 2007:

Contract Termination Costs
December 31, 2006 accrued liability	$7,377,000
Charges related to changes in lease assumptions	260,000
Accretion expense	549,000
Amount paid	(1,037,000)
September 30, 2007 accrued liability	$7,149,000

During the second quarter of 2007, we recorded additional restructure charges of $260,000 as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. As part of this assessment we extended the anticipated lead time for subleasing the facility. In addition to this adjustment to the accrued restructure liability, we incurred $183,000 of accretion expense for the three months ended September 30, 2007 and $549,000 of accretion expense for the nine months ended September 30, 2007. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying consolidated statements of operations.

Through September 30, 2007, we have recorded contract termination costs totaling $10.8 million for our Bothell facility. As of September 30, 2007, we expect to incur an additional $2.6 million in accretion expense through the expiration of the Bothell lease in September 2015. If we were to determine that we were unable to sublease the facility, we would record additional restructure charges of $1.2 million.

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

4.   Equity

Financing

On June 27, 2007, we sold 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In addition, in connection with the financing, we issued warrants to purchase up to 6.7 million shares of our common stock. These warrants expire in June 2012 and are exercisable at a price of $3.25 per share. We also issued a warrant with the same terms as those issued pursuant to our private placement to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction.

On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing, we issued warrants to purchase up to 763,000 shares of ou r common stock. These warrants expire in January 2012 and are exercisable at $5.41 per share. We also issued a warrant with the same terms as those issued pursuant to the private placement to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction.

Stock Based Compensation

In May 2007, our shareholders approved our proposal to amend, restate and rename the Targeted Genetics Corporation 1999 Stock Option Plan into the Targeted Genetics Corporation Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan provides for the issuance of long-term incentive awards (Awards) in the form of nonqualified and incentive stock options (Options), stock appreciation rights, stock grants and restricted stock units. The Awards may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for Options must not be less than the fair market value of the shares on the date of grant. Options expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In 2006, as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of our common stock with a twelve-month vesting period. Restricted stock units expire no later than 10 years from the date of grant and generally vest over a three-year period following the date of grant. Every non-employee member of our Board of Directors receives an annual nonqualified stock option or restricted stock unit grant and these awards vest over a twelve-month period provided the grantee continues service to us. Upon the exercise of stock options and the vesting of restricted stock units, we issue new shares from shares reserved for issuance under our Stock Incentive Plan.

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

Following is a summary of our compensation expense for the three and nine months ended September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Stock options:
Research and development expense	$1,000	$117,000	$195,000	$379,000
General and administrative expense	7,000	110,000	157,000	312,000
Restricted stock units:
Research and development expense	38,000	—	55,000	—
General and administrative expense	73,000	—	107,000	—
Total compensation expense	$119,000	$227,000	$514,000	$691,000

Stock Options

Following is a summary of stock option activity and related prices for the first nine months of 2007:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term(Years)	Intrinsic Value
Outstanding, December 31, 2006	835,085	$15.39
Granted	15,800	3.88
Exercised	(12,632)	3.10
Expired	(13,892)	40.66
Forfeited	(43,353)	8.95
Outstanding, September 30, 2007	781,008	$15.26	6.51	$3,000

Exercisable at September 30, 2007	688,694	$16.17	6.34	$1,000

The aggregate intrinsic value is determined using the closing price of our common stock of $1.87 on September 28, 2007. The intrinsic value of stock options exercised was $22,000 during the nine months ended September 30, 2007 and $3,000 during the nine months ended September 30, 2006. We received $39,000 from the exercise of stock options for the nine months ended September 30, 2007 and $2,000 for the nine months ended September 30, 2006.

As of September 30, 2007, total unrecognized compensation cost related to unvested options was approximately $171,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

Stock options outstanding and exercisable as of September 30, 2007 are summarized below:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$1.80 - $3.24	94,233	$2.50	8.31	82,725	$2.54
3.80 - 3.80	187,000	3.80	8.69	187,000	3.80
3.87 - 9.10	167,245	7.28	7.11	113,561	7.27
10.80 - 14.90	157,370	13.10	6.28	131,435	13.10
15.30 - 148.80	175,160	43.92	2.85	173,973	44.07
Balance, September 30, 2007	781,008	$15.26	6.51	688,694	$16.17

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted during the nine months ended September 30, 2007 was $3.88 and was $1.84 for the nine months ended September 30, 2006.

The following are the weighted average assumptions for the periods noted:

Nine Months ended September 30,
	2007	2006
Expected dividend rate	Nil	Nil
Expected stock price volatility	1.047 - 1.114	1.067-1.107
Risk-free interest rate range	4.54 - 4.58%	4.25-4.85%
Expected life of options	4 - 5 years	4-5 years

Expected Dividend: We do not anticipate any dividends. The terms of our Biogen Idec loan restricts our ability to declare or pay dividends.

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

Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—
Granted	528,000	3.10
Vested	—	—
Forfeited	(2,500)	3.14
Nonvested, September 30, 2007	525,500	$3.10

As of September 30, 2007, total unrecognized compensation cost related to unvested restricted stock units was approximately $802,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.4 years.

5.   Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes net unrealized gains from investments and foreign currency translations on our common stock investment in Chromos Molecular Systems Inc., or Chromos, as presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net loss as reported	$(3,031,000)	$(3,190,000)	$(11,054,000)	$(34,798,000)
Other comprehensive income or loss:
Unrealized gain (loss) on available-for-sale securities	—	(22,000)	—	26,000
Foreign currency translation adjustment	6,000	2,000	6,000	15,000
Comprehensive loss	$(3,025,000)	$(3,210,000)	$(11,048,000)	$(34,757,000)

6.   Investments

As of September 30, 2007, we held approximately 2.4 million shares of Chromos, a publicly traded company whose common stock is listed on the Toronto Stock Exchange. Periodically, we sell these shares on a specific identification method based on when we received the shares. During the nine months ended September 30, 2007, we sold 100,000 shares resulting in a realized gain of $1,000.

We record our common stock investment in Chromos at fair market value and record changes in the fair market value of this stock in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. We periodically evaluate our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During the first and second quarters of 2007, due to the declining market value of the Chromos securities and a decline in Chromos’ current financial position, we determined that our investment is other-than-temporarily impaired. Accordingly, we wrote the asset down to the fair market value of the Chromos stock on both March 31, 2007 and June 30, 2007 and recognized a realized loss of $208,000 in the first quarter and an additional realized loss of $44,000 in the second quarter. We evaluated the investment again on September 30, 2007 and based on additional facts about Chromos, we determined that our investment was not further impaired at that date. We recognized an unrealized gain due to a change in the exchange rate for the Canadian dollar during the third quarter of 2007. We continue to monitor the status of Chromos.

Following is a summary of our Investment activity for the nine months ended September 30, 2007:

	Fair Value	Unrealized Gain	Proceeds from the sale of securities	Net Realized Loss
Marketable equity securities	$95,000	$6,000	$16,000	$(251,000)

7.   Goodwill

We perform goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” on an annual basis or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. Normally, we perform our annual impairment test as of October 1. However, in the second quarter of 2006, as a result of a decline in market price of our common stock in June 2006, to a level that reduced our market capitalization to an amount less than the fair value of our net assets, we concluded that this was an indicator of impairment of our goodwill and therefore we were required to perform an interim goodwill impairment test. In the first step of this testing, since we are comprised of only one reporting unit, we compared our fair value, as measured by market capitalization and discounted cash flow analysis, to the net carrying value of our assets. Since our indicated fair value in this June 2006 test was less than the net carrying value of our assets, we were then required to perform the second step of the evaluation and measure the amount of the impairment loss. This analysis required us to determine the implied value of goodwill by allocating our estimated fair value to its assets and liabilities including intangible assets such as in-process research and development, completed technology, and trademarks and trade names using a hypothetical purchase price allocation as if we had been acquired in a business combination as of the date of the impairment test. This evaluation resulted in an implied goodwill balance of $7.9 million and a second quarter 2006 non-cash goodwill impairment charge of $23.7 million. Since the second quarter of 2006, we have had no further indications of impairment on our goodwill balance.

8.   Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, on January 1, 2007. We have been in a net operating loss position since inception and have not recognized any tax benefits for any of our income tax positions as a result of a full valuation allowance. There were no changes to the amount of recognized tax benefits as a result of adopting FIN 48, and there were no changes to the recognized tax benefits during the three and nine months ended September 30, 2007.

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2007. We have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as additional income tax expense when incurred.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from our inception in 1992 to 2002 may be subject to examination in the event we utilize the net operating losses from those years in our current or future year tax returns.

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

We and our partners, Celladon Corporation, or Celladon, the National Institute of Allergy and Infectious Diseases, or NIAID, the International AIDS Vaccine Initiative, or IAVI, the Children’s Hospital of Philadelphia, or CHOP, and The Research Institute at Nationwide Children’s Hospital (formerly known as the Columbus Children’s Research Institute), or NCH, are primarily focused on the following adeno-associated viral vectors, or AAV, based product development programs:

Description	Indication	Partners	Development Status
AAV delivery of TNF-alpha antagonist	Inflammatory Arthritis	None	Phase I/II
AAV delivery of HIV antigens	HIV/AIDS	IAVI, CHOP and NCH	Phase II
AAV delivery of SERCA2a	Congestive Heart Failure	Celladon	Phase I
AAV delivery of HIV antigens	HIV/AIDS	CHOP, NCH and NIAID	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease	Sirna Therapeutics as a subsidiary of Merck	Preclinical

In the first nine months of 2007, we made progress in our development collaborations and our product development programs and expanded and leveraged our patent portfolio. More specifically:

•
In June 2007, we reported additional data from our ongoing Phase I/II clinical trial of our inflammatory arthritis candidate that demonstrated safety and a trend in two-point reduction in swelling in treated joints compared to placebo. We completed enrollment and initial dosing in this trial in May 2007. However, the trial was placed on clinical hold in July 2007 after a patient participating in the clinical trial experienced a serious adverse event, or SAE, and subsequently died. In September 2007, the National Institutes of Health Recombinant DNA Advisory Committee held a public hearing which reviewed the SAE. Evidence presented at the hearing suggested that the subject died of an invasive fungal infection. The medications the subject was on are known to be a risk factor for histoplasma infection, which is a fungal infection. Biochemical evidence that the subject already had fungal infection prior to the second dose was also reported at the meeting. Additionally, initial molecular tests showed there was no amplification of vector and only trace amounts of vector DNA in tissues outside the joint. Consequently, we believe these data suggest it is unlikely that our experimental inflammatory arthritis candidate contributed to the conditions that caused the death.

•
In February 2007, we reported results from a Phase I clinical trial of our investigational HIV/AIDS vaccine candidate which we have partnered with IAVI. The results of this study, which was funded and run by IAVI, indicated favorable safety and tolerability profiles consistent with the results observed in clinical trials to date, and provided the rationale for evaluating the vaccine at higher doses and at different dosing intervals. The Phase I clinical trial was a dose escalation safety trial and was conducted in Germany, Belgium and India. In addition, in August 2007, we presented interim results from a separate Phase II clinical trial of our partnered investigational HIV/AIDS vaccine candidate that demonstrated that the vaccine was safe and well tolerated and that modest immune responses were shown in some recipients who received higher doses. The Phase II clinical trial is also being funded and run by IAVI and is being conducted in South Africa, Uganda and Zambia to evaluate a higher dose and to systematically evaluate the utility and optimal timing of boost vaccination.

•
In May 2007, the first patient was dosed in the Phase I clinical trial of MYDICAR, which is our partnered congestive heart failure product candidate under development through our collaboration with Celladon.

•
In May 2007, in collaboration with the University College London's Institute of Ophthalmology and Moorfields Eye Hospital, a Phase I/II clinical trial was initiated to test the use of an AAV vector to deliver RPE65 to treat a form of childhood blindness. We produced the vector used in this trial. The trial is funded by the UK Department of Health.

•	In September 2007, we received a milestone payment from Amsterdam Molecular Therapeutics upon initiation of a clinical trial for AMT-011, an AAV1-based therapy for LPL deficiency.

•	We have received issuances of additional patents, strengthening our AAV vector patent portfolio and expanding the potential applications of AAV-based gene delivery.

Most of our expenses are related to advancing our research and development programs, conducting preclinical studies and clinical trials and for general and administrative support of these activities. We have financed the company primarily through proceeds from public and private sales of our equity securities, cash payments received from our collaborative partners for product development and manufacturing activities, proceeds from the issuance of debt and, to a lesser extent, through loan funding under equipment financing arrangements. During 2007, we completed two private placements of our common stock generating approximately $26.0 million to fund our programs and operations. On June 27, 2007, we sold 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In connection with the financing we issued five-year warrants to purchase up to 6.7 million shares of our common stock. We also issued a warrant to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction. On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In connection with this financing we issued warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction.

As of September 30, 2007, our accumulated deficit totaled $295.1 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

To enable us to successfully develop our lead inflammatory arthritis product candidate and other product candidates we will require access to significantly higher amounts of capital than we currently have. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships, or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

Other than with respect to those items described below, there have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s annual report on Form 10-K for the year ended December 31, 2006. The critical accounting policies, estimates and assumptions described below have been updated to provide more recent financial and factual information as of September 30, 2007.

Accounting for Uncertainties in Income Taxes

Effective the beginning of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by specifying a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The adoption of FIN 48 had no impact on our net loss, earnings per share or financial position for the three and nine months ended September 30, 2007.

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

RESULTS OF OPERATIONS

Revenue

Revenue increased to $2.4 million for the three months ended September 30, 2007 as compared to $2.0 million for the same period in 2006. Revenue increased to $7.1 million for the nine months ended September 30, 2007 compared to $5.9 million for the same period in 2006. The increase in revenue for both the three and nine month periods primarily reflects an increase in research and development activities under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and licensing revenue from a milestone payment received in the third quarter. These increases were partially offset by lower research and development activities under our collaboration with IAVI as a result of less development activity as the project is largely focused on clinical testing. We expect that our revenue for the remainder of 2007 will continue to consist primarily of research and development revenue earned from the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and to a lesser extent, work under our collaboration with Celladon. For the next several years, our revenue will depend on the continuation of the current collaborations and our success in entering into and performing under new collaborations.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased to $3.9 million for the three months ended September 30, 2007 compared to $3.1 million for the same period in 2006 and increased to $12.8 million for the nine months ended September 30, 2007 compared to $10.5 million for the same period in 2006. Costs for both the three and nine month periods are higher due to increased research and development costs for our preclinical programs, specifically the NIAID-funded HIV/AIDS vaccine program in collaboration with CHOP and NCH and costs incurred to support the initiation of clinical trials for the congestive heart failure product, which began in May 2007. Costs related to our inflammatory arthritis program increased due to a higher number of enrolled subjects in our Phase I/II clinical trial. This cost increase was partially offset by lower costs related to our HIV/AIDS vaccine collaboration with IAVI as a result of less development activity. We expect that our research and development expenses for the remainder of 2007 will vary depending on the amount and timing of development efforts and outside services necessary to advance both our self-funded and partnered clinical programs, the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and other programs in preclinical development.

The following is an allocation of our total research and development costs between our programs in clinical development and those that are in research or preclinical stages of development:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Programs in clinical development:
Inflammatory arthritis	$1,091,000	$771,000	$2,948,000	$2,204,000
Congestive heart failure (1)	170,000	—	373,000	—
IAVI HIV/AIDS vaccine	33,000	383,000	202,000	1,494,000
Indirect costs and other	631,000	556,000	2,161,000	2,187,000
Total clinical development program expense	1,925,000	1,710,000	5,684,000	5,885,000
Research and preclinical development program expense	1,949,000	1,413,000	7,156,000	4,598,000
Total research and development expense	$3,874,000	$3,123,000	$12,840,000	$10,483,000

(1) Includes costs incurred after the clinical trial was initiated in May 2007. Costs incurred prior to that are included as research and preclinical development program expense.

Research and development costs attributable to programs in clinical development include salaries and benefits, clinical trial costs, outside services, and materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. Celladon separately manages and funds the clinical trial costs of our congestive heart failure program and IAVI separately manages and funds the clinical trial costs of our HIV/AIDS vaccine program for the developing world. As a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH as well as other programs prior to their transition into clinical trials. Research and preclinical development program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses remained consistent at $1.7 million for the three months ended September 30, 2007 and September 30, 2006. General and administrative expense increased to $4.8 million for the nine months ended September 30, 2007 from $4.7 million for the nine months ended September 30, 2006. General and administrative expenses consist primarily of salaries, patent costs, legal and audit fees and shareholder costs.

Restructure Charges.    Restructure charges decreased to $183,000 for the three months ended September 30, 2007 compared to $413,000 for the same period in 2006. Restructure charges decreased to $809,000 for the nine months ended September 30, 2007 compared to $1.8 million for the same period in the prior year. Restructuring charges for the nine months ended September 30, 2007 include $260,000 related to changes in our estimates of the anticipated lead time to sublease the Bothell facility. Restructuring charges for the first nine months of 2006 include charges of $860,000 related to changes in our expectations regarding market conditions for the Bothell facility subleasing market, charges of $219,000 related to employee termination benefits of our restructuring efforts to realign our cost structure and charges of $174,000 in relation to the early termination of a portion of our Seattle facility lease resulting from the head count reductions. Restructuring charges also include accretion expense of $549,000 for the nine months ended September 30, 2007 and $564,000 for the nine months ended September 30, 2006.

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

Other Income and Expense

Investment Income.     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos Molecular Systems Inc, or Chromos. Investment income increased to $277,000 for the three months ended September 30, 2007 compared to income of $147,000 for the same period in 2006. The increase is due to income earned on higher average cash balances during the third quarter of 2007. Investment income decreased to $305,000 for the nine months ended September 30, 2007 compared to $468,000 for the same period in 2006. Investment income for the nine month period reflects a net realized loss of $251,000 recognized in the first and second quarters of 2007 related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of Chromos’ securities combined with a decline in Chromos’ current financial position.

Interest Expense.     Interest expense decreased to zero for the three months ended September 30, 2007, compared to $126,000 for the same period in 2006. Interest expense decreased to $1,000 for the nine months ended September 30, 2007, compared to $362,000 for the same period in the prior year. In November 2006, we restructured a $8.15 million outstanding loan from Biogen Idec by exchanging $5.65 million of the balance for common shares of our stock, making a $500,000 payment and establishing a new repayment schedule for the remaining balance. As a result of restructuring the Biogen Idec debt, the $501,000 carrying value of the remaining debt as of September 30, 2007 includes the related estimated future interest payments and accordingly, we did not record interest expense on the Biogen Idec debt in the three month and nine month periods ended September 30, 2007. We do not expect to record future interest expense on this restructured debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $20.5 million at September 30, 2007 compared to $6.2 million at December 31, 2006. Our cash and cash equivalents increased in the nine months ended September 30, 2007 primarily reflecting the net proceeds of $25.9 million from our January and June 2007 sales of our common stock, partially offset by our net loss and the resulting cash used in operations of $10.2 million and debt payments of $1.2 million made to Biogen related to our outstanding loan.

On June 27, 2007, we sold 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.8 million. In addition, in connection with the financing, we issued warrants to purchase up to 6.7 million shares of our common stock. We also issued a warrant to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction. On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In addition, in connection with the financing we issued warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction. We intend to continue to seek appropriate opportunities to access the public and private capital markets, however, our ability to issue equity securities at the current market price will likely be adversely affected by the fact that we are presently ineligible under SEC rules to utilize Form S-3 for primary offerings of our securities because the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million.

Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. Our partnered HIV/AIDS vaccine candidate for the developing world, our inflammatory arthritis product candidate and our partnered congestive heart failure product candidate are all in the clinical phase of development. We expect to continue incurring significant expense in developing and advancing our technology and product candidates toward commercialization. As a result, we do not expect to generate sustained positive cash flow from our operations for at least the next several years and only then if we can successfully develop and commercialize our product candidates. We currently have 84,453 of unreserved authorized shares at September 30, 2007 and will require substantial additional financial resources to fund the development and commercialization of our lead product candidate in inflammatory arthritis.

We are currently focusing our development funding on our inflammatory arthritis product candidate, which is in Phase I/II clinical trials. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

In addition to the funding necessary to advance our product development candidates and fund our ongoing operations, we also have significant long-term lease commitments that draw on our cash resources. Our most significant obligation is approximately $12.3 million of lease payments remaining on our Bothell facility, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015.

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

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents and loan funding under equipment financing agreements. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents.

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally extends for multiple one-year terms and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006 and in 2006 we agreed to further extend the program until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. In 2005, we extended the scope of our HIV/AIDS vaccine program activities to the developed world, via a NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH. To date we have received $4.2 million under this subcontract and our portion of the remaining project funding could be up to an additional $14.0 million over the remaining three years of the contract. Funding for this subcontract is awarded to us in annual installments based on an approved work plan and achievement of milestones.

The funding we receive from each of our collaborative partners fully offsets our incremental program costs related to each collaboration and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $9.9 million in 2006 and, assuming that we complete all of the planned development activities for each of these funded projects, we expect collaborative agreement and license revenue of up to $10 million in 2007.

Each of our collaborations has provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. If we were to lose the expected funding from any of our collaborators and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and our cash horizon would be shortened.

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

We expect that our total cash requirements for 2007 will range from $14 million to $16 million and that our cash and cash equivalents at September 30, 2007, plus the anticipated funding from our product development collaborations and contracts, will be sufficient to fund our currently forecast operations for at least a year. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators.

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

Items with interest rate risk:

• Short term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on our investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks and do not plan to employ these instruments in the future. At September 30, 2007, we held $20.5 million in cash, which is primarily invested in money market funds and denominated in U.S. dollars. An analysis of the impact on these securities of a hypothetical 10.0% change in short-term interest rates from those in effect at September 30, 2007, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected results of operations in 2007.

• Notes payable: Our results of operations are affected by changes in short-term interest rates as a result of a loan from Biogen Idec that contains a variable interest rate. Interest payments on this loan are established quarterly based upon LIBOR plus 1%. Changes in market interest rates and the timing of these remaining interest payments may ultimately result in adjustments to the gain on debt restructuring we recognized in 2006. The carrying amount of the note payable approximates fair value because the interest rate on this instrument changes with, or approximates, market rates. The following table provides information as of September 30, 2007, about our obligations that are sensitive to changes in interest rate fluctuations:

	Expected Maturity Date
	2007	2008	2009	2010	2011	Total
Variable rate note	$—	$410,000	$—	$—	$—	$410,000

Items with market and foreign currency exchange risk:

• Investment in Chromos Molecular Systems, Inc.: At September 30, 2007, we held 2.4 million shares of Chromos common shares with a market value of $0.04 per common share as quoted by the Toronto Stock Exchange and denominated in Canadian dollars. As of September 30, 2007 the Canadian dollar to US dollar exchange rate was US $1.00712 per CA $1.00. As of September 30, 2007, this investment is recorded at $95,000 and is classified within prepaid expenses and other in the accompanying condensed consolidated balance sheet. We recorded a net realized loss of $251,000 in the nine months ended September 30, 2007 due to an other-than-temporary impairment resulting from a decline in market value of the Chromos securities combined with decline in Chromos’ current financial position. We hold these shares of common stock as available-for-sale securities as we periodically sell them on the Toronto Stock Exchange. As a result of selling 100,000 shares of Chromos stock in the nine months ended September 30, 2007, we recorded $1,000 of realized gains and received $16,000 in cash. The amount of potential realizable value in this investment will be determined by the market, the exchange rate between the Canadian and US dollar and our ability to sell the shares in the open market.

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

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Section 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006 but please carefully consider both the risk factors of our annual report on Form 10-K and the risk factors below. The risk factors described below were previously disclosed on the Form 10-K but have been updated to provide more recent financial and factual information as of September 30, 2007.

Risks Related to Our Business

We expect to continue to operate at a loss and may never become profitable.

     Substantially all of our revenue since 2005 has been derived from collaborative research and development agreements in connection with the development of our potential product candidates including our collaborations with IAVI and Celladon and our NIAID-funded subcontract with CHOP and NCH. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future.

As of September 30, 2007, we had an accumulated deficit of $295.1 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

Our lead product candidate was placed on clinical hold and we do not currently know when or if the clinical trial of the product candidate will resume.

On July 20, 2007, we and the FDA placed a clinical hold on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, after a patient participating in the clinical trial experienced a serious adverse event, or SAE. This patient subsequently died and the cause of death is currently under investigation.

In September 2007, the National Institutes of Health Recombinant DNA Advisory Committee held a public hearing which presented the preliminary evidence of the investigation.  Preliminary experimental evidence and autopsy findings presented at the hearing suggested that the subject died of an invasive fungal infection.  While we believe these data suggest it is unlikely that our experimental inflammatory arthritis candidate contributed to the conditions that caused the death, we, the FDA or others may identify concerns that could cause further delay or termination of the Phase I/II tgAAC94 clinical trial.   The investigation is ongoing and no assurance can be made that the FDA will remove the hold or will allow us to continue the administration of tgAAC94 in this study or in other future clinical studies. Any significant delay in removing the clinical hold from this study, or an ultimate termination of this study related to the clinical hold, would negatively impact our future operating results and would likely result in a decrease in the trading price of our common shares.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we and our partners are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

    As of July 2007, our congestive heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, our inflammatory arthritis candidate is in a Phase I/II trial, our HIV/AIDS product candidate in collaboration with IAVI is in a Phase II trial and we have no product candidates in Phase III trials. Of the trials that are currently being conducted, we will not generate any product revenue, manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we can and/or our partners successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

    Even if our potential products succeed in clinical trials and are approved for marketing, these products may never achieve market acceptance. If we are unsuccessful in marketing or commercializing our product candidates for any reason, including greater effectiveness or economic feasibility of competing products or treatments, the failure of the medical community or the public to accept or use any products based on gene delivery, inadequate marketing and distribution capabilities or other reasons discussed elsewhere in this section, we will be unable to generate sufficient product revenue to maintain our business.

Any success of our clinical trials and preclinical studies may not be indicative of results in a large number of subjects of either safety or efficacy.

The successful results of our technology in preclinical studies using animal models may not be predictive of the results that we will see in our clinical trials with human subjects. In addition, results in early-stage clinical trials generally test for drug safety rather than efficacy and are based on limited numbers of subjects. Drug development involves a high degree of risk and our reported progress and results from our early phases of clinical testing of our product candidates may not be indicative of progress or results that will be achieved from larger populations, which could be less favorable. Moreover, we do not know if any favorable results we achieve in clinical trials will have a lasting or repeatable effect. If a larger group of subjects does not experience positive results or if any favorable results do not demonstrate a beneficial effect, our product candidates that we advance to clinical trials may not receive approval from the FDA for further clinical trials or commercialization. For example, in March 2005, we discontinued the development of tgAAVCF, our product candidate for the treatment of cystic fibrosis, following the analysis of Phase II clinical trial data in which tgAAVCF failed to achieve the efficacy endpoints of the trial.

If we are unable to raise additional capital when needed, we will be unable to conduct our operations and develop our potential products.

Because our internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Common Stock

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and may result in certain decisions that are contrary to your interests.

A small number of investors own a significant number of shares of our common stock. As of September 30, 2007, Special Situations held approximately 2.6 million shares, Biogen Idec held approximately 2.2 million shares, Orbimed Advisors LLC held approximately 1.3 million shares and Elan held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 37% of our common shares outstanding as of September 30, 2007. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

•	election of directors;

•	amendment of our charter documents; or

•	approval of significant corporate transactions, such as a change of control of us.

The interests of these shareholders may conflict with your interests or the interests of other holders of our common stock with regard to such matters. Furthermore, this concentration of ownership of our common stock could allow these shareholders to delay, deter or prevent a third party from acquiring control of us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price and a reduction in the value of your investment.

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

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

Targeted Genetics Corporation

Date: October 31, 2007	By:	/s/ H. Stewart Parker
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 31, 2007	By:	/s/ David J. Poston
David J. Poston, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1.1	Amended and Restated Articles of Incorporation, dated May 9, 2006.	10-Q	8/7/07	3.1

3.1.2	Articles of Amendment to the Restated Articles of Incorporation, dated May 17, 2007.	10-Q	8/7/07	3.1.2

3.2	Amended and Restated Bylaws.	10-K	3/17/97	3.2

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007.	8-K	1/8/07	10.2

4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/22/07	10.2

10.1	Amendment No. 3 to Exclusive Sublicense Agreement, dated as of March 9, 2007, between Targeted Genetics and Alkermes, Inc. *	10-K	3/29/07	10.5(c)

10.2	Securities Purchase Agreement among Targeted Genetics Corporation and certain investors dated January 8, 2007.	8-K	1/8/07	10.1

10.3	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated January 11, 2007.	8-K	1/8/07	10.3

10.4	Securities Purchase Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/22/07	10.1

10.5	Form of Common Stock Purchase Warrant of Targeted Genetics Corporation dated as of June 27, 2007.	8-K	6/22/07	10.3

10.6	Targeted Genetics Corporation Stock Plan.	8-K	5/22/07	10.1

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Portions of this exhibit have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.