Form 10-K
period 2007-12-31
TARGETED GENETICS CORP /WA/
filed 2008-03-25
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $40.9 million based on the closing price of $2.72 per share of the Registrant’s common stock as listed on the NASDAQ Capital Market.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of March 20, 2008

Title of Class	Number of Shares
Common Stock, $0.01 par value	19,814,161

DOCUMENTS INCORPORATED BY REFERENCE

(1) The information required by Part III of this report, to the extent not set forth in this report, is incorporated by reference from the Proxy Statement for the 2008 annual meeting of shareholders to be held on May 15, 2008, pursuant to General Instruction G3 to Form 10-K. The definitive proxy statement for the 2008 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, the end of the fiscal year to which this report relates.

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

Business Overview

Targeted Genetics Corporation is a clinical-stage biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of therapeutic products called gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene therapeutics. In addition to treating diseases for which there is no treatment, we believe that there is a significant opportunity to use gene therapeutics to more effectively treat diseases that are currently treated using other therapeutic classes of drugs such as protein-based drugs, monoclonal antibodies or small molecule drugs.

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease by facilitating the normal protein production or gene regulation capabilities of cells. Gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they would normally produce thereby treating a disease state. Vectors can also be used to deliver specific sequences that once delivered and expressed as RNA interference, or RNAi, can shut down or interfere with messenger RNA, or mRNA, production of disease specific genes.

We are a leader in the preclinical and clinical development of adeno-associated viral vectors, or AAV-based gene therapeutics and in the manufacture of AAV-vectors. We have treated over 300 subjects in clinical trials using AAV-based gene therapeutic product candidates. Through our research and development activities, we have acquired expertise and intellectual property related to a variety of AAV-based gene therapeutic technologies. Our activities have developed the important foundations of our business, including:

Diverse Product Development Pipeline.  Each of our clinical and preclinical product candidates addresses a different market, in which we believe there is significant medical need for new or improved therapies.

With our partners, Celladon Corporation, or Celladon, the National Institute of Allergy and Infectious Diseases, or NIAID, the International AIDS Vaccine Initiative, or IAVI, the Children’s Hospital of Philadelphia, or CHOP, and The Research Institute at Nationwide Children’s Hospital (formerly known as the Columbus Children’s Research Institute), or NCH, we are primarily focused on the following AAV-based gene therapeutic product development programs:

Development Status
Description	Indication	Research & Preclinical	Phase I	Phase I/II	Phase II	Phase III
AAV delivery of TNF alpha inhibitor (tgAAC94)	Inflammatory Arthritis	xxxxxxxx	xxxxxxxx	xxxxxxxx
AAV delivery of HIV antigen	Prophylactic vaccine for HIV/AIDS	xxxxxxxx	xxxxxxxx		xxxxxxxx
AAV delivery of SERCA2a	Heart Failure	xxxxxxxx	xxxxxxxx
AAV expression of RNAi	Huntington’s Disease	xxxxxxxx

Significant Development and Manufacturing Expertise.  We are leaders in the development and application of processes to manufacture our potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production. We have established broad capabilities in applying our AAV-based gene therapeutic technologies to multiple product candidates and therapeutic indications. Through our efforts to develop a new class of therapeutics, we have built the development, manufacturing, quality, preclinical, clinical and regulatory expertise necessary to move candidates from research into clinical development. We believe these capabilities and our expertise will serve as critical assets in attracting product collaboration partners and provide a necessary foundation to move gene therapeutics and potentially other product candidates from product discovery to commercialization.

Intellectual Property Assets.  We have developed proprietary intellectual property, including methods of transferring genetic material into cells, processes to manufacture and purify gene therapeutic candidates, uses of AAV to deliver RNA therapeutics including RNAi, and other proprietary technologies and processes. Because patent and license rights are important assets of our business, our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We have filed or licensed numerous patents or patent applications that are filed with the United States Patent and Trademark Office, or USPTO, and foreign jurisdictions. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations.

Business Strategy

Our current strategic focus includes:

•	Continuing Aggressive Development of Our Pipeline. Our current priorities are the advancement of tgAAC94 as a therapy to treat inflammatory arthritis and the advancement of our partnered programs, including product candidates for the treatment of heart failure and Huntington’s disease, and the development of a prophylactic HIV/AIDS vaccine.
•	Maximizing the Value of Our Manufacturing and Development Expertise and Our Intellectual Property. Our strategy is to utilize our product development, regulatory and manufacturing capabilities in new product collaboration opportunities, similar to the collaborations we have entered into with Celladon and Sirna Therapeutics, Inc., or Sirna, now a wholly-owned subsidiary of Merck & Co., Inc., or Merck. In addition, we may evaluate opportunities to exploit the value we have built in manufacturing viral vectors, including AAV vectors, by producing other biologics, or by pursuing contract manufacturing relationships during periods of excess capacity in our manufacturing facility. We also expect to pursue opportunities to license our technology and leverage our portfolio of AAV-related intellectual property assets to generate revenue.
•	Pursuing Additional Product Opportunities. Although we have made substantial progress toward the commercialization of AAV-based gene therapeutics, gene therapeutic products have not yet reached commercialization in the U.S., Europe or Japan. We are committed to gene therapeutics but realize it may be prudent to pursue product development opportunities within other classes of therapeutics that have reached commercialization, have garnered acceptance by users and which may have shorter and more predictable paths to commercial success. Our focus as a product development company provides us with the expertise to develop products for a variety of disease indications. We are evaluating a range of opportunities that include strategic combinations and product diversification with a particular focus on product candidates to which we can apply our significant development expertise. We believe that a combination of novel product candidates developed from our expertise in gene therapeutics, along with complementary product candidates, may provide a beneficial balance of value and risk diversification for our shareholders.

2007 Achievements

In 2007, we made progress in our development collaborations and our product development programs and expanded and leveraged our patent portfolio. More specifically:

•	In February 2007, we reported results from the complete Phase I clinical trial of our investigational HIV/AIDS vaccine candidate which we have partnered with IAVI. The results of this study, which was funded and conducted by IAVI, indicated a favorable safety and tolerability profile consistent with the results observed in clinical trials for this product candidate to date, and provided the rationale for the ongoing Phase II study to evaluate the vaccine at higher doses and at different dosing intervals. The Phase I clinical trial was a dose escalation safety trial and was conducted in Germany, Belgium and India. In addition, in August 2007, we presented interim results from a separate Phase II clinical trial of our partnered investigational HIV/AIDS vaccine candidate that demonstrated that the vaccine was safe and well tolerated at doses higher than in the Phase I trial and that modest immune responses to the HIV antigens were shown in some recipients who received higher doses. Determining whether the use of the vaccine candidate would cause immune responses to the HIV antigens was one of the endpoints for this study. The Phase II clinical trial was also funded and sponsored by IAVI and was conducted in South Africa, Uganda and Zambia to evaluate a higher dose and to systematically evaluate the utility and optimal timing of boost vaccination. The results of these studies support further evaluation of HIV/AIDS vaccines which will be done in conjunction with our NIAID-funded vaccine program. This program will be focused on developing a multi-component vaccine that will contain various antigens from different HIV strains. This AAV-based HIV vaccine will be tested in a prime-boost approach using different AAV serotypes.
•	In May 2007, the first patient was dosed in the Phase I clinical trial of MYDICARTM, which is our partnered heart failure product candidate under development through our collaboration with Celladon.
•	In May 2007, we announced that, in collaboration with the University College London's Institute of Ophthalmology and Moorfields Eye Hospital, a Phase I/II clinical trial was initiated to test the use of an AAV vector to deliver RPE65 to treat a form of childhood blindness. We manufactured the vector (AAV-RPE65) used in this trial. The trial is funded by the UK Department of Health.
•	In June 2007, we reported additional data from our ongoing Phase I/II clinical trial of our inflammatory arthritis candidate that demonstrated safety and a trend in a higher percentage of subjects with a two-point reduction, on a three point severity scale, in swelling in treated joints compared to placebo. We completed enrollment and initial dosing in this trial in May 2007. This trial was placed on clinical hold in July 2007 after a patient participating in the clinical trial experienced a serious adverse event, or SAE, and subsequently died. In September 2007, the National Institutes of Health Recombinant DNA Advisory Committee, or RAC, held a public hearing which reviewed the SAE. Evidence presented at the hearing suggested that the subject died of an invasive fungal infection. In November 2007, the U.S. Food and Drug Administration, or FDA, removed the hold on our trial after an in depth review of all product and clinical data. Also in November 2007, we reported additional data that showed a trend towards a higher percentage of subjects who received the drug candidate reporting improvement in function and pain compared to results from the placebo injected group. These data also indicated that tgAAC94 is well-tolerated for the highest dose tested in the trial.
•	In September 2007, we received a milestone payment from Amsterdam Molecular Therapeutics, or AMT, upon initiation of a clinical trial for AMT-011, an AAV1-based therapy for lipoprotein lipase, or LPL, Type 1 deficiency, a genetic disorder caused by the reduced or absent activity of an enzyme called lipoprotein lipase which results in accumulation of lipids in the blood.
•	Additional patents we had applied for have issued, strengthening our AAV vector patent portfolio and expanding the coverage of potential applications of AAV-based gene delivery.

Programs in Clinical Trials

Inflammatory Arthritis

According to the College of Rheumatology and the Centers for Disease Control and Prevention, over three million people in the U.S. are living with inflammatory arthritis, including rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. Researchers have found that the cytokine called tumor necrosis factor-alpha, or TNF-alpha, plays a pivotal role in this disease process and have shown TNF-alpha inhibitor therapies to be a valuable strategy to treat inflammatory arthritis. TNF-alpha inhibition is a validated therapeutic strategy for treating inflammatory arthritis. Three TNF-alpha inhibitors are now sold worldwide. These products, which are delivered systemically by intravenous infusion or sub-cutaneous injection, can improve the signs and symptoms of the disease, inhibit the structural damage in the joints and positively impact functional outcomes in patients with these inflammatory arthritis conditions. However, some patients do not have a complete response to these systemically delivered TNF-alpha inhibitor agents and still have significant room for improvement in inflammation and tender and swollen joint counts. These patients may be ideal candidates for localized delivery of TNF-alpha inhibitor therapy administered directly to the joint. In addition, some patients not on systemic TNF-alpha inhibitors may have only a few problematic joints that may demonstrate progressive joint destruction. These patients may also benefit from TNF-alpha inhibitor therapy using localized gene transfer with reduced risk of systemic exposure.

We are developing a product candidate, which we call tgAAC94, for the treatment of inflammatory arthritis. tgAAC94 is an AAV vector product candidate designed to deliver a DNA sequence encoding a potent TNF-alpha inhibitor. We believe that there may be market receptivity to local delivery of a TNF-alpha inhibitor for several types of inflammatory arthritis. We are designing tgAAC94 for administration by direct injection into affected joints and developing it for use in patients who have one or more joints that have not responded to other therapies, or for patients who may have only a few inflamed joints and may benefit from localized rather than systemic treatment of their disease.

In 2004, we initiated a Phase I clinical trial to evaluate the safety of escalating doses of tgAAC94 in 15 subjects with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis who were not being treated with systemic TNF-alpha inhibitors. Data from this trial indicated that at all doses injected, tgAAC94 was safe and well tolerated. Some subjects treated with a single dose of tgAAC94 exhibited a reduction in swelling and tenderness. There was also a reduction in tenderness and swelling scores in some subjects receiving placebo. This reaction to placebo is common in inflammatory arthritis studies.

In 2005, based on safety data from the Phase I study, we initiated a follow-on Phase I/II clinical trial of tgAAC94 administered directly to affected joints of subjects with inflammatory arthritis. This double-blinded, placebo-controlled study was designed to evaluate higher doses of tgAAC94 in patients with rheumatoid arthritis, psoriatic arthritis or ankylosing spondylitis who may or may not be receiving concomitant treatments of TNF-alpha inhibitor therapy. Based on the favorable safety profile of the first three dose-escalation cohorts, in the fourth quarter of 2006 the protocol was amended and approved by the FDA for an additional 60 subjects to be enrolled (20 each at the same three dose levels) in order to enhance the understanding of the safety and activity of tgAAC94. Per the resulting expanded protocol, 127 adults were randomized into three dose groups to receive a single intra-articular injection of either tgAAC94 or placebo, followed by an open-label injection of tgAAC94 after 12 to 30 weeks, depending on when the target joint met criteria for re-injection. The primary endpoint of the study was the establishment of the safety of higher doses and of repeat administration of tgAAC94 into the joints of subjects with and without concomitant TNF-alpha inhibitor therapy. Secondary endpoints include evaluation of pain, swelling, duration of response, function, pain and overall disease activity following intra-articular administration of tgAAC94 to affected joints. Changes in joint inflammation and joint damage were assessed in a subset of subjects using magnetic resonance imaging. We completed the enrollment of this trial in May 2007 and the safety data indicated that tgAAC94 is well-tolerated at the highest dose tested. In the second quarter of 2007, we also reported a trend in a higher percentage of subjects with a two-point reduction in swelling in treated joints compared to placebo. Also in November 2007, we reported additional data that showed a trend in improvement in joint function and pain in a higher percentage of subjects who received the drug candidate compared to the placebo injected group.

In July 2007, the trial of tgAAC94 was placed on clinical hold after a patient participating in the clinical trial experienced an SAE and subsequently died. At the time the trial was placed on clinical hold, 127 subjects had received a dose of active drug or placebo in the first part of the trial, and 74 subjects out of the total 127 had received a dose of active drug in the second part of the trial. Evidence suggested that the subject died of a histoplasma infection, an invasive fungal infection. The subject was being treated with systemic TNF-alpha inhibitor adalimumab, methotrexate and steroids, medications which are known to be risk factors for histoplasma infection. Evidence that the subject already had signs of fungal infection prior to the second dose was also reported. In November 2007, the FDA removed the hold on our trial after reviewing all data and the results from the final molecular tests supported initial observations that there was no amplification of viral vector, there were only trace amounts of vector DNA in tissues outside the treated joint and the amount of circulating TNF-alpha inhibitor protein was as expected from the background therapy. Based on all available evidence, our independent Data Safety Monitoring Board, or DSMB, concluded that the SAE was unrelated to tgAAC94. Following standard procedure in these circumstances, we have revised the Phase I/II trial’s informed consent to include information about the SAE and at the same time clarified language so that the subjects would have no misconception about therapeutic benefits in early stage clinical studies. In addition, as a precautionary measure the protocol was amended to defer injection if there are signs of infection. The sites have received their institutional review board approvals and per protocol dosing has resumed for the remaining subjects.

HIV/AIDS Vaccine

There is an urgent need to stop the spread of human immunodeficiency virus, or HIV, infection worldwide. More than 60 million people have been infected and more than 25 million have died due to HIV/AIDS since the worldwide epidemic began in 1981. In 2007, over 2.5 million new infections occurred. Of these, more than 80% were in Sub-Saharan Africa and South East Asia. A further rise of HIV incidence will likely be slowed by a massive expansion of prevention efforts. Historically, vaccines have been the most powerful public health tool for providing a safe, cost-effective and efficient means of preventing illnesses, disability and death from infectious diseases. A safe and effective preventive HIV vaccine, as part of a comprehensive prevention plan, could significantly reduce the spread of HIV.

Since 2000, as part of a collaboration with IAVI and NCH (and the addition of CHOP in 2006), we have been developing an AAV vector prophylactic vaccine candidate, which we call tgAAC09, for high-risk populations in developing nations to protect against the progression of HIV infection to AIDS. The tgAAC09 vaccine contains antigens from the HIV strain that is prevalent in the developing world, and the program is completely funded by IAVI.

In 2003, IAVI initiated a Phase I initial dose escalation safety trial in humans for tgAAC09 in Europe. Subsequently, this study was amended to include a cohort of volunteers in India. This dose-escalation safety trial was designed to enroll up to 80 volunteers who were uninfected with HIV and in good health. Each participant in this trial received a single injection of the vaccine candidate or placebo and was monitored for safety and immune response. This trial was amended further for the European cohort to evaluate the safety and immunogenicity of this vaccine after a second dose. In 2006, interim data on the expanded trial demonstrated no safety concerns and that the vaccine was well tolerated in healthy volunteers from Belgium, Germany and India who were not infected with HIV. In a subset of the volunteers receiving a single administration of the highest dose of the vaccine, modest immune responses to the HIV antigens were observed. In February 2007, we reported additional data from the completed trial indicating that the vaccine was safe and well tolerated at all dose levels and stimulated modest immune responses to the HIV antigens at the highest dose given in this trial. In this trial, HIV-specific T-cell responses were observed in 20 percent of volunteers receiving the highest dose; however, while recombinant AAV vectors induced long-lasting cellular immunity and antibodies to the expressed proteins and prevented progression to AIDS in non-human primates, data collected from this human study did not demonstrate antibody responses.

Therefore, based on safety data and immune responses noted in the Phase I study, a Phase II clinical trial of tgAAC09 was conducted in South Africa, Uganda and Zambia to evaluate a higher dose and to systematically evaluate the utility and optimal timing of boost vaccination. In this double-blind, randomized, placebo-controlled study 91 healthy volunteers received two intra-muscular injections of vaccine candidate or placebo at three different dosage levels either six or 12 months apart. In August 2007, we reported data related to this trial demonstrating that the vaccine candidate is safe and well-tolerated which is consistent with previous clinical experience. The safety data reflects results following the first vaccination and re-vaccination in 91 and 82 volunteers, respectively. To date there have been no reported severe local or systemic reactions to the vaccine and tgAAC09 appears to be safe and well-tolerated at all dose levels. After one and two doses of tgAAC09 (at six month intervals), the overall immune response to the vaccine, as measured by T-cell response, was 12% and 19% respectively.

With the completion of the Phase II clinical trial, tgAAC09 has now been tested in two clinical trials in over 170 healthy, HIV-uninfected volunteers with no safety concerns. Immunogenicity data indicate modest, dose-dependent immunogenicity, the responses being directed mostly to gag, the structural protein of HIV. The principal component of the vaccine candidate evaluated in this study is gag. Ultimately a more immunogenic vaccine would probably involve several additional HIV-1 genes, either alone or in a prime-boost strategy. This will be explored in subsequent trials currently being contemplated in the NIAID-funded vaccine program.

Since first initiating our public-private HIV/AIDS vaccine development collaboration with IAVI in 2000, we and IAVI entered into a new agreement that extended the program term until the expiration of the last patent within the patent rights controlled by us that is utilized in the IAVI vaccine. Among other rights granted under this agreement, IAVI retains the exclusive rights in the developing world for commercialization of any HIV/AIDS vaccine that is developed under the collaboration, and will receive a royalty on income received by us from the development and commercialization of certain vaccines. We also received the rights to utilize the findings from the collaboration to develop and commercialize HIV/AIDS vaccines for the developed world and additional vaccine candidates for any other disease indications. Also as part of this agreement, we granted IAVI the rights to technology and intellectual property utilized in the programs and issued IAVI a small number of shares of our common stock. Either party has the right to terminate the agreement under certain conditions. In certain cases of termination, IAVI would retain a non-exclusive license to use certain of our intellectual property to research HIV vaccines for the developing world. In other cases of termination, the licenses granted to IAVI under the agreement would remain in effect and we would be obligated to transfer the intellectual property necessary for IAVI to make the HIV vaccine developed under the agreement. As part of our IAVI HIV/AIDS vaccine development collaboration, IAVI funds our development activities pursuant to agreed upon annual work plans and budgets. IAVI also coordinates and directly funds the cost of clinical trials conducted under the collaboration.

In 2005, we extended the scope of our HIV/AIDS vaccine program to include the developed world via a contract awarded by the NIAID, to NCH in collaboration with CHOP and us. The NIAID is a component of the National Institutes of Health, the NIH. The NIAID vaccine program will complement work performed under the IAVI vaccine program but will be focused on developing a multi-component vaccine that will contain various antigens from different HIV strains. This AAV-based HIV vaccine will be tested in a prime-boost approach using different AAV serotypes. Under this program, we may receive up to $18.2 million over five years for the development, manufacture and preclinical testing of vaccine candidates. Investigators at CHOP and NCH will design the vaccine candidate and we will manufacture the vectors for testing in clinical trials. The direct costs of any clinical trials will be borne directly by the NIAID. This product candidate is currently undergoing preclinical tests before advancing into clinical trials in healthy volunteers. The NIAID funds this program in annual installments based on an approved work plan and achievement of milestones. Under the terms of the agreement, any party can terminate upon 30 days notice. Upon termination, we would be reimbursed for costs related to the program that occurred up to the termination date.

We expect funding from IAVI and the NIAID to fluctuate year to year depending upon the scope of development efforts underway within each separate but complementary program.

Heart Failure

According to the American Heart Association, over five million Americans currently suffer from heart failure, and approximately 550,000 new cases are diagnosed each year. Heart failure involves a loss of contractility of the heart muscle that in turn decreases the ability of the heart to pump blood. The contraction and expansion of the heart muscle is dependent upon movement of calcium within the heart muscle. One protein that is central to the process of calcium movement in the heart muscle is SERCA2a. The relative amount and activity of SERCA2a is decreased in failing hearts. It has not yet been possible to develop conventional pharmaceutical drugs to address this problem. As a result of data from pre-clinical studies, we believe that delivery of the SERCA2a gene directly to the heart muscle should lead to production of more SERCA2a protein and may improve the ability of the heart to contract and thus improve its ability to pump blood.

In 2004, we formed a collaboration with Celladon, a company focused on the delivery of genes to the heart that may have a therapeutic benefit in the treatment of heart failure. As part of this collaboration, Celladon provides its intellectual property and funds our product development and manufacturing efforts. We are contributing our proprietary AAV technology for use in the field of heart failure to deliver the SERCA2a gene. We manufacture the rAAV1-SERCA2a vector for use in the clinical trials that are sponsored by Celladon.

In May 2007, Celladon initiated a Phase I clinical trial of rAAV1-SERCA2a, also known as MYDICARTM. The trial is a two-stage, dose-escalation trial designed to evaluate the safety and feasibility of a single coronary artery infusion of up to four dose levels of an AAV1 vector expressing the transgene for SERCA2a to subjects with ischemic or non-ischemic cardiomyopathy and New York Heart Association Class III/IV symptoms of heart failure. In Stage 1 of the trial, up to 12 subjects will be enrolled in up to four cohorts and each cohort will be treated with one of four escalating doses of open-label MYDICARTM. In Stage 2 of the trial, up to 33 subjects will be randomized to receive either MYDICARTM or placebo.

In late 2004, in connection with the formation of this collaboration, we received $6.0 million cash from the sale of shares of our common stock to investors of Celladon. Since 2004, we have recognized cumulative revenue of $8.9 million from Celladon, including the recognition of the first development milestone. In the future, we also may earn additional development milestones, royalties on sales and manufacturing profits on potential future products that result from the collaboration.

Under the terms of our collaboration agreement with Celladon, on a periodic basis, generally annually, we and Celladon agree to development plans and budgets that generally extend 12 to 18 months. Now that MYDICARTM is in clinical trials and these trials are paid for and managed by Celladon, the revenue we receive may fluctuate as our part of the development program may be somewhat dependent on the timing, length of and data from clinical trials and the resources Celladon chooses to invest in the manufacturing component of the program. Our current work plan, agreed to in the first quarter of 2008, extends to January 2010. Both parties have the right to terminate the agreement under certain conditions with a 60 day notice and cure period in some cases. If Celladon were to terminate the agreement in the midst of an approved development plan, Celladon would be obligated to pay us for the following six months of the budget agreed to pursuant to the development plan. If Celladon were to terminate the agreement due to our breach of the agreement or our insolvency, then the licenses granted to Celladon under the agreement would remain in effect and we would be obligated to transfer, to another manufacturer, the manufacturing technology necessary for Celladon to make the heart failure product candidate being developed under the agreement. Upon termination of the agreement by either party, other than due to our breach or insolvency, all rights and licenses granted under the agreement would revert to the granting party.

Preclinical Programs

Huntington’s Disease

Huntington’s disease, or HD, is an incurable neurodegenerative disorder that results from a mutation in the gene that codes for the huntingtin protein. HD generally shows onset in mid-life and according to the Huntington’s Disease Society of America one of out of every 10,000 Americans has HD and an additional 200,000 are at risk of onset. This mutant HD gene produces a defective huntingtin protein that leads to eventual development of the progressive disease. There are no effective drugs to treat or prevent this disease.

HD is a dominant genetic disease, which means that a single copy of the mutant gene can cause the disease. It also means that delivery of a correct copy of the gene will not be effective to treat or prevent the disease. Rather, the function of the mutant HD gene must be blocked. A potentially effective way to do this is to use recently discovered small interfering RNA, collectively these entities can be referred to as RNAi. RNAi can bind to mRNA, a step between the gene and the protein, and cause their degradation before the mRNA is used for production of protein. In this way, RNAi can be used to prevent or reduce the mRNA that is available for the production of proteins thereby reducing the amount of disease causing proteins.

In 2005, we formed a collaboration with Sirna to develop AAV-based approaches for the treatment of HD. This collaboration also includes an academic group at the University of Iowa, or UI. Our HD program is focused on developing therapeutic RNAi to target the gene that encodes the HD protein. This RNAi must be administered directly to the brain, which is the site of the disease. Therefore, infrequent dosing is highly desirable. Consequently, this program uses the AAV delivery system to deliver a gene for RNAi that targets the HD gene and can be expressed for a prolonged period. The program is based upon initial proof of concept of correction of HD using this approach in a mouse model of HD that was reported by our collaborators at UI.

This program takes advantage of our expertise and intellectual property in AAV delivery systems. In the late 1990’s, as therapeutic RNA molecules, such as RNAi, were initially tested in animals, we believe we were the first to develop and file patent applications on the use of AAV vectors to express these potential therapeutics. We believe expressed therapeutic RNA molecules may have significant advantages over delivery of the oligonucleotides by having increased drug availability and drug half life. Our HD program applies our expertise and intellectual property in production and use of the AAV delivery system to the field of RNAi. The program currently is focused upon testing lead candidates in mouse models and then conducting a safety study in non-human primates prior to progressing to clinical trials.

Sirna was purchased by Merck in December 2006. Following a subsequent review by the Merck Research Laboratories, or MRL, certain programs at Sirna were determined to be outside of the broader MRL objectives. As such, we and Merck are in the process of negotiating changes to our collaboration agreement that would bring the HD program fully into our development pipeline.

Former Collaboration

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

Research and Development Expenses

Research and development expenses were $17.7 million in 2007, $14.5 million in 2006 and $18.2 million in 2005.

Patents, License Agreements and Proprietary Rights

Our patent position, licensing arrangements and proprietary technology are subject to certain risks and uncertainties. We have included information about these risks and uncertainties in Item 1A. “Risk Factors” and we encourage you to read that discussion.

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important to developing our business. We seek patent protection for and license technologies that relate to the candidates in our pipeline and/or that may be important to future product candidates. We have filed or licensed numerous patents or patent applications that are filed with the USPTO and foreign jurisdictions. This proprietary intellectual property includes methods of transferring genetic material into cells, processes to manufacture and purify gene delivery product candidates and other proprietary technologies and processes. We also rely on unpatented proprietary technology such as trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position.

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

We have licensed technology underlying several issued and pending patents, including two licenses to patents for the manufacture of AAV vectors and the use of AAV vectors for gene delivery. Our exclusive license with Alkermes, Inc. provides us with rights to patents broadly covering a manufacturing method that we believe is critical to making AAV-based products in a commercially viable, cost-effective manner. This technology, developed by NCH, covers the use of cell lines for manufacturing AAV vectors. Our license with the University of Pennsylvania, or Penn, provides us with exclusive and non-exclusive licenses to a group of patents and patent applications filed by Penn with claims that cover AAV and adenoviral vector technologies including manufacturing methods. In addition, the Penn license provides us with exclusive rights to components of a specific serotype of AAV called AAV1. AAV vectors may be particularly well suited for the development of certain product candidates based on characteristics of the AAV1 serotype.

Many of our exclusive licenses include the right to sublicense the rights thereunder to third parties. For example, we have the right to sublicense many of the patent rights in the Penn license, and when we enter into such a sublicense we must pay Penn certain financial payments including fees. In 2006, we entered into our first non-exclusive, perpetual sublicense under the Penn license with AMT. We may receive milestone payments based on the progress of AMT’s licensed products from clinical trial phases to regulatory approvals and royalties based on a percentage of net sales of the licensed products. We have an obligation to pay Penn a portion of the sublicense payments we receive from AMT or any other future sublicense. For example, in September 2007, we received one of the defined milestone payments from AMT as they made progress in one of their licensed products and pursuant to our agreement we paid Penn a portion of that milestone.

Our licenses have many financial and other obligations. Our licenses follow provisions generally found in biotechnology licenses including licensing upfront payments, annual maintenance fees, product development milestones and a royalty on sales. Our licenses generally extend through the life of the patent rights granted under the license. In general, our licensors have the right to terminate the license if we breach the agreement or become insolvent. Our exclusive licenses typically include diligence requirements that must be met to retain exclusivity which generally requires us to develop the licensed technology and may include required technology advancements, product development milestones and reporting of our investment in the technology. In general, if we do not meet the diligence hurdles of our license agreements, we lose exclusivity for certain or all indications included in the license field. In addition, in certain instances our licenses include provisions whereby exclusivity is granted for distinct periods of time then may shift to non-exclusive rights or some combination of exclusivity and non-exclusivity.

We periodically review our intellectual property portfolio, including in-licensed and owned patents, trade secrets and continuing innovations to evaluate the scope of the intellectual property necessary to conduct our business. These reviews allow us to identify patents and technology that may no longer be relevant, useful or necessary in conducting our business and to identify any corresponding changes we may want to make in current in-licenses to either increase or decrease rights and obligations. We may also identify new intellectual property we wish to access either from external sources through new in-licensing or focus on further developing and protecting our own proprietary information. Decisions implemented as a result of these periodic reviews may impact the overall scope, rights and obligations of our intellectual property portfolio.

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

As the biotechnology industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe on the patents of others. These other parties could bring legal actions against us claiming damages and seeking to stop commercial sales related to the affected product or use of the affected process. If we are found by a court to have infringed on the proprietary rights of others, we could also face potential liability for significant damages and be required to obtain a license to the proprietary technology at issue if we continue to commercialize. A required license may not be available on acceptable terms, if at all, which could impair our ability to commercialize our product candidates. Similarly, administrative proceedings, litigation or both may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. This type of litigation, regardless of its merit, could result in substantial expense to us, significantly divert the efforts of our technical and management personnel and materially and adversely affect our business.

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

Many of our competitors have substantially more financial and other resources, larger research and development staff and more experience and capabilities in researching, developing and testing products in clinical trials, obtaining U.S. FDA and other regulatory approvals and manufacturing, marketing and distributing products. In addition, the competitive positions of other companies may be strengthened through collaborative relationships, such as those with large pharmaceutical companies or academic institutions. As a result, our competitors may develop, obtain patent protection, receive

FDA and other regulatory approvals or commercialize products more rapidly than we do or may manufacture and market their products more successfully than we do.

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

Our lead product candidate, tgAAC94, is aimed at the target market of inflammatory arthritis using a gene-based approach to TNF-alpha inhibition. A number of products are currently successfully marketed to treat people with inflammatory arthritis, including products which work by the same mechanism of action, TNF-alpha inhibition. TNF-alpha inhibitor products currently on the market include products from Amgen, Johnson & Johnson and Abbott Laboratories. Although tgAAC94 is targeted to people not completely responding to these systemic TNF inhibitor drugs, other companies are also developing products to complement the systemic TNF inhibitors. Products in development or on the market for inflammatory arthritis could negatively affect the development path and market opportunity for tgAAC94. Delays in clinical development whether connected or not connected to our drug candidates or to gene therapeutics could delay our development timelines.

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

Gene therapeutics are based on relatively new technologies that have not been extensively tested or shown to be effective in humans. The FDA reviews all product candidates for safety at each stage of clinical testing. Safety standards must be met before the FDA permits clinical testing to proceed to the next stage. Also, efficacy must be demonstrated before the FDA grants product approval. Obtaining approval from the FDA and other regulatory authorities for a new therapeutic product candidate, if approval is ever obtained, is likely to take several years. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or prevent the marketing of our product candidates. In addition, the regulatory requirements governing gene therapy product candidates and commercialized products are subject to change. The approval process, and ongoing compliance with applicable regulations after approval, involves substantial expenditures of financial and other resources. To date we have not received approval of any of our product candidates.

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

Institutions that receive NIH funding for research involving recombinant DNA must also comply with the NIH Recombinant DNA Guidelines, and the clinical trials conducted at those institutions are subject to a review by the NIH’s Office of Biotechnology Activities (OBA) Recombinant DNA Advisory Committee, or RAC. The purpose of the RAC is to provide advice and recommendations to the NIH Director on the conduct and oversight of research involving recombinant DNA, including the content and implementation of the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. All protocols involving gene transfer are submitted to the RAC. The outcome after submission can be either an assessment of protocol without a public review or a requirement that the protocol be publicly reviewed at a quarterly committee meeting. Although the RAC does not have regulatory status, the RAC review process can impede the initiation of the trial because no research participant can be enrolled until the RAC review process has been completed and Institutional Biosafety Committee, or the IBC, approval (from the clinical trial site) has been obtained, even if the FDA has reviewed and approved the protocol and initiation of clinical trial. The final IBC approval is granted only after the RAC review process has been completed and the IBC ensures compliance with all surveillance, data reporting, and adverse event reporting requirements set forth in the NIH Guidelines. No research participant can be enrolled at the clinical trial site until the NIH OBA receives the IBC approval (from the clinical trial site), the Institutional Review Board approval and Institutional Review Board-approved informed consent document.

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

Because the FDA has not yet approved any gene therapy products, it is not clear what, if any, unforeseen issues may arise during the approval process. While we expect this regulatory structure to continue, we also expect the FDA’s regulatory approach to product approval, and its requirements with respect to product testing, to become more predictable as its scientific knowledge and experience in the field of gene therapy increases. Adverse events in the field of gene therapy or other biotechnology-related fields, however, could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of gene therapy products. For example, the FDA placed a clinical hold on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, after a patient participating in the clinical trial experienced a SAE. While this clinical hold did not affect our enrollment, as all subjects had been enrolled into the trial, it did delay the completion of the study. The clinical hold was subsequently removed and we have resumed intra-articular injections into qualified subjects as per protocol.

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

Employees

As of December 31, 2007, we had 73 full-time-equivalent employees. Nine of our employees have Ph.D. or M.D. degrees and a significant number of our management and professional employees have prior experience with other biotechnology or pharmaceutical companies. We also rely on a number of temporary staff positions and third party consultants. None of our employees are covered by a collective bargaining agreement.

Available Information

We were incorporated in the state of Washington in 1989. Our executive offices are located at 1100 Olive Way, Suite 100, Seattle, Washington 98101, and our telephone number is (206) 623-7612. We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available in the investor relations portion of our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports after filing these reports with the SEC. Our website is located at www.targetedgenetics.com. You may also obtain free copies of our periodic reports on the SEC web site at http://www.sec.gov.

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

Substantially all of our revenue since 2005 has been derived from collaborative research and development agreements in connection with the development of our potential product candidates including our collaborations with Celladon and IAVI and our NIAID-funded subcontract with NCH and CHOP. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future.

As of December 31, 2007, we had an accumulated deficit of $300.2 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

If our clinical trials are delayed, we may be unable to develop our product candidates on a timely basis, which may increase our development costs and could delay the potential commercialization of our products and the subsequent receipt of revenue from sales, if any.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory agencies, institutional review boards or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials can be delayed for a variety of reasons, including:

•	the placement of a clinical hold on a trial, such as the clinical hold placed on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, in 2007 after a patient participating in the clinical trial experienced a serious adverse event and subsequently died;
•	the occurrence of drug-related side effects or adverse events experienced by participants in our clinical trials;
•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;
•	delays in enrolling patients into clinical trials;
•	lower than anticipated retention rates of patients in clinical trials;
•	the need to repeat or conduct additional clinical trials as a result of problems such as inconclusive or negative results, poorly executed testing or unacceptable design;
•	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;
•	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval; or
•	an unfavorable FDA inspection or review of a clinical trial site or records of any clinical investigation.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; or
•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our contract research organizations, or CROs, and other third parties.

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If the results of our clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our clinical trials, we may be unable to file for regulatory approval or conduct additional clinical trials on the schedule we currently anticipate. Any delays in completing our clinical trials may increase our development costs, slow down our product development and approval process, delay our receipt of product revenue and make it difficult to raise additional capital. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate, which would seriously harm our business. In addition, significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our future products and may seriously harm our business.

All of our product candidates are in early-stage clinical trials or preclinical development, and if we and our partners are unable to successfully develop and commercialize our product candidates we will be unable to generate sufficient capital to maintain our business.

As of December 2007, our partnered heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, our inflammatory arthritis candidate is in a Phase I/II trial, our HIV/AIDS product candidate in collaboration with IAVI completed both a Phase I and Phase II trial and we have no product candidates in Phase III trials. Of the trials that are currently being conducted, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Identifying and qualifying subjects to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit subjects to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If subjects are unwilling to participate in our gene therapy trials because of negative publicity from or concerns about the death of a subject in one of our trials who suffered a serious adverse effect that was subsequently determined to be unrelated to our drug or adverse events in the biotechnology or gene therapy industries in general or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether which could seriously harm our business.

Because our product candidates involve new and unproven technologies, the regulatory approval process may proceed more slowly compared to clinical trials involving new candidates in already proven drug classes.

No gene therapy products have received regulatory approval for marketing from the FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving new candidates in already proven drug classes. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH are subject to review by the RAC. Although the RAC does not have regulatory status, the RAC review process can impede the initiation of the trial, because no research participant can be enrolled until the RAC review process has been completed and IBC approval (from the clinical trial site) has been obtained, even if the FDA has reviewed and approved the protocol and initiation of clinical trial.

The regulatory approval process for our product candidates is costly, time-consuming and subject to unpredictable changes and delays, and our product candidates may never receive regulatory approval or be found safe and effective.

Both before and after approval of our product candidates, we, our product candidates and our suppliers are subject to extensive regulation by governmental authorities in the U.S. and other countries, covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; fines and other monetary penalties; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA may suspend or terminate human clinical trials at any time on various grounds. The hold on our Phase I/II clinical trial of tgAAC94 was lifted in November 2007 after several months of in depth review of data by the FDA. Although the SAE was not considered to be related to our product, completion of the trial was delayed by approximately six months because of the hold.

All of our product candidates are in development, and will have to be approved by the FDA before they can be marketed in the United States. The FDA has not approved any of our product candidates for sale in the United States and no company has sought FDA approval of a gene therapy based product. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene therapy products have changed frequently and may change in the future. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on a timely basis, if at all.

The FDA may decide that our data are insufficient for approval of our product candidates and may require additional preclinical, clinical or other studies. As we develop our product candidates, we periodically discuss with the FDA clinical, regulatory and manufacturing matters, and our views may, at times, differ from those of the FDA.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate for regulatory approval, if we are unable to successfully complete our clinical trials or other testing, or if the results of these and other trials or tests fail to demonstrate efficacy or raise safety concerns, we may be delayed in obtaining marketing approval for our product candidates, or may never be able to obtain marketing approval. Should this occur, we may have to delay or discontinue development of the product candidate, and the partner, if any, that supports development of such product candidate may terminate its support. Even a product candidate that appears promising at an early stage of research or development may not result in a commercially successful product. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market will decrease our ability to generate sufficient product revenue to maintain our business.

Even if regulatory approval of a product candidate is obtained, such approval may be subject to significant limitations on the indicated uses for which that product may be marketed, conditions of use, and/or significant post approval obligations, including additional clinical trials. These regulatory requirements may, among other things, limit the size of the market for the product. Even after approval, discovery of previously unknown problems with a product, manufacturer, or facility, such as previously undiscovered side effects, may result in restrictions on any product, manufacturer, or facility, including, among other things, a possible withdrawal of approval of the product, which would seriously harm our business.

If we are unable to obtain or maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene therapy technology license agreement with Amgen as the successor to Immunex under which we have licensed rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or nonexclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene therapy technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had, and expect to have further, communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product, which could seriously harm our business.

We believe that we will need to obtain additional licenses to use patents and unpatented technology owned or licensed by others for use, compositions, methods, processes to manufacture compositions, processes to manufacture and purify gene therapeutics candidates and other technologies and processes for our present and potential product candidates. If we are unable to maintain our current licenses for third-party technology or obtain additional licenses on acceptable terms, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates. In addition, the license agreements for technology for which we hold exclusive licenses typically contain provisions that require us to meet minimum development milestones in order to maintain the license on an exclusive basis for some or all fields of the license. We also have license agreements for some of our technologies that may require us to sublicense certain of our rights. If we do not meet these requirements, our licensor may convert all or a portion of the license to a nonexclusive license or, in some cases, terminate the license.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could seriously harm our business.

Litigation involving intellectual property, product liability or other claims and product recalls could strain our resources, subject us to significant liability, damage our reputation or result in the invalidation of our proprietary rights.

As our product development efforts progress, most particularly in potentially significant markets such as HIV/AIDS, heart failure or inflammatory arthritis therapies, the risk increases that others may claim that our processes and product candidates infringe on their intellectual property rights. In addition, administrative proceedings, litigation or both may be necessary to enforce our intellectual property rights or determine the rights of others. Defending or pursuing these claims, regardless of their merit, would be costly and would likely divert management’s attention and resources away from our operations. If there were to be an adverse outcome in litigation or an interference proceeding, we could face potential liability for significant damages or be required to obtain a license to the patented process or technology at issue, or both. If we are unable to obtain a license on acceptable terms, or to develop or obtain alternative technology or processes, we may be unable to manufacture or market any product or potential product that uses the affected process or technology.

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

A portion of our operating expenses are funded through our collaborative agreements with third parties. Our HIV/AIDS vaccine collaboration with CHOP and NCH is funded through a subcontract with the NIAID, which is a U.S. government agency. We also have contracts with two biotechnology companies, Celladon and Sirna, and one public health organization, IAVI. Each of these collaborations provides for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures, which could seriously harm our business.

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

We rely on third parties to conduct our preclinical research and clinical trials. If these third parties do not perform as contractually required or otherwise expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on third parties, such as CROs and research institutions, to conduct a portion of our preclinical research. We also rely on third parties, such as medical institutions, clinical investigators and CROs, to assist us in conducting our clinical trials. Nonetheless, we are responsible for confirming that our preclinical research is conducted in accordance with applicable regulations, and that our clinical trials are conducted in accordance with applicable regulations, the relevant protocol and within the context of approvals by an institutional review board. Our reliance on these third parties does not relieve us of responsibility for ensuring compliance with FDA regulations and standards for conducting, monitoring, recording and reporting the results of preclinical research and clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical and clinical development processes may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

We may not be able to obtain and maintain the additional third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates or to expand our pipeline by adding new candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations, manufacturers and other third parties and strategic partners to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

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

Our success depends substantially on our ability to protect our proprietary rights and operate without infringing on the proprietary rights of others. We own or license patents and patent applications and will need to license additional patents for genes, processes, practices and techniques critical to our present and potential product candidates. If we fail to obtain and maintain patent or other intellectual property protection for this technology, our competitors could market competing products using those genes, processes, practices and techniques. The patent process takes several years and involves considerable expense. In addition, patent applications and patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents and the scope of any patent may be reduced both before and after the patent is issued. Even if we secure a patent, the patent may not provide significant protection and may be circumvented or invalidated.

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

Our product candidates may never achieve market acceptance even if we obtain regulatory approvals.

Even if we obtain regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

•	the prevalence of adverse side effects;
•	availability, relative cost, and relative efficacy of alternative and competing treatments;
•	the effectiveness of our marketing and distribution strategy;
•	publicity concerning our products or competing products and treatments; and
•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

If our product candidates do not become widely accepted by physicians, patients, third-party payors, and other members of the medical community, we would be unable to generate sufficient revenue to sustain our business.

Post-approval manufacturing or product problems or failure to satisfy applicable regulatory requirements could prevent or limit our ability to market our products.

Commercialization of any products will require continued compliance with the FDA and other federal, state and local regulations. For example, our current manufacturing facility, which is designed for manufacturing our AAV vectors for clinical and development purposes, is subject to the Good Manufacturing Practices requirements and other regulations of the FDA, as well as to other federal, state and local regulations such as the Occupational Health and Safety Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and the Environmental Protection Act. Any future manufacturing facility that we may construct for large-scale commercial production will also be subject to regulation. We may be unable to obtain regulatory approval for or maintain in operation this or any other manufacturing facility. In addition, we may be unable to attain or maintain compliance with current or future regulations relating to manufacture, safety, handling, storage, record keeping or marketing of potential products. If we fail to comply with applicable regulatory requirements or discover previously unknown manufacturing, contamination, product side effects or other problems after we receive regulatory approval for a potential product, we may suffer restrictions on our ability to market the product or be required to withdraw the product from the market.

We rely on single third-party suppliers for some of our raw materials; if these third parties fail to supply these items, development of affected product candidates may be delayed or discontinued.

Certain raw materials necessary for the manufacturing and formulation of our product candidates are provided by single-source unaffiliated third-party suppliers. We would be unable to obtain these raw materials for an indeterminate period of time if these third-party single-source suppliers were to cease or interrupt production or otherwise fail to supply these materials to us for any reason, including:

•	regulatory requirements or action by the FDA or others;
•	adverse financial developments at or affecting the supplier;
•	unexpected demand for or shortage of raw materials;
•	labor disputes or shortages; and
•	failure to comply with our quality standards which results in quality failures, product contamination and/or recall.

For example, we have experienced issues in the past with obtaining certain raw materials we use for vector production due to quality problems at the suppliers. These events could adversely affect our ability to continue development on affected product candidates, which could seriously harm our business.

Risks Related to Our Industry

Adverse events in the field of gene therapy could damage public perception of our potential products and negatively affect governmental approval and regulation.

Public perception of our product candidates could be harmed by negative events in the field of gene transfer. For example, in 2003, fourteen subjects in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the subjects subsequently developed leukemia. A subject in one of our trials died in 2007 after suffering a serious adverse event that ultimately was attributed to an invasive fungal infection. Other serious adverse events, including patient deaths, have occurred in other companies’ clinical trials. Adverse events in our clinical trials, such as happened in 2007, whether or not ultimately attributable to our drug candidates, and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community. The public and the medical community may conclude that our technology is unsafe.

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

Sales of medical products and treatments, both domestically and abroad, substantially depend on the availability of reimbursement to the consumer from third-party payors. Our potential products may not be considered cost-effective by third-party payors, who may not provide coverage at the price set for our products, if at all. If purchasers or users of our products are unable to obtain adequate reimbursement, they may forego or reduce their use of our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing to realize a sufficient return on our investment.

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

A small number of investors own a significant number of shares of our common stock. As of December 31, 2007, Special Situations held approximately 2.6 million shares, Biogen Idec held approximately 2.2 million shares, OrbiMed Advisors LLC held approximately 1.3 million shares and Elan held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 37% of our common shares outstanding as of December 31, 2007. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Special Situations, Biogen Idec, OrbiMed Advisors LLC and Elan have all sold shares of our common stock and may continue to do so. Sales of significant value of stock by these investors may introduce increased volatility to the market price of our common stock. In accordance with the termination agreement that we entered into with Elan in March 2004, Elan is only permitted to sell quantities of our stock equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital.

The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. The trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In addition, the sale of significant quantities of stock by Special Situations, Biogen Idec, OrbiMed Advisors LLC, Elan, or other holders of significant amounts of shares of our stock, could adversely impact the price of our common stock.

Item 2. Properties

We lease approximately 42,000 square feet of laboratory, manufacturing and office space in two buildings in Seattle, Washington. The lease on our primary laboratory, manufacturing and office space (representing 37,000 square feet) expires in April 2009 and has one option to renew for an additional five-year period. The lease on our administrative office space (representing 5,000 square feet) expires in March 2014 and has one option to renew for an additional five-year period. We believe that our Seattle facilities are sufficient to support our research, manufacturing and administrative needs under our current operating plan.

We also lease approximately 76,000 square feet of space in Bothell, Washington, intended for future large-scale manufacturing of our products. The lease on this facility expires in September 2015 and includes an option for us to extend its term for one additional five-year period. While preliminary design activities have been completed, we have never occupied this facility and do not currently plan to commence the construction of this facility unless and until product demands warrant resumption of construction activities. As a result, we are making efforts to sublease all or part of the facility. Any decision to resume use of the facility will be based on a number of factors, including the progress of our product candidates in clinical development, the estimated duration of facility design and construction, the estimated timing of product manufacturing requirements, the ability of our current manufacturing capabilities to meet demand, and the availability of financial resources.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2007:
4th Quarter	$2.40	$1.45
3rd Quarter	3.23	1.45
2nd Quarter	5.55	2.70
1st Quarter	5.90	2.45
2006:
4th Quarter	$7.16	$1.77
3rd Quarter	2.40	1.71
2nd Quarter	4.70	1.77
1st Quarter	6.30	3.90

The last reported bid quotation for our common stock, as quoted on the NASDAQ Capital Market on March 14, 2008 was $0.87 per share.

Holders.  As of March 14, 2008, we had 286 shareholders of record and approximately 10,000 beneficial holders of our common stock.

Dividends.  We have never paid cash dividends and do not anticipate paying them in the foreseeable future. In addition, our loan agreement with Biogen Idec restricts the amount of cash dividends we could pay.

Recent Sales of Unregistered Securities.  None.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below at December 31, 2007 and 2006, and for the fiscal years ended December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below at December 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein. All share and per share information herein (including shares outstanding and earnings per share) reflect the retroactive adjustment for a one-for-ten reverse stock split we implemented in May 2006.

	Year Ended December 31,
	2007(1)	2006(1)(4)(5)	2005(1)	2004(1)(2)	2003(1)
Statement of Operations Data
Revenue	$10,332,000	$9,864,000	$6,874,000	$9,652,000	$14,073,000
Operating expenses	26,886,000	46,593,000	26,221,000	24,822,000	27,877,000
Loss from operations	(16,554,000)	(36,729,000)	(19,347,000)	(15,170,000)	(13,804,000)
Net loss applicable to common stock	$(16,127,000)	$(33,990,000)	$(19,198,000)	$(14,257,000)	$(14,833,000)
Net loss per basic and diluted common share	$(0.98)	$(3.47)	$(2.24)	$(1.79)	$(2.58)
Shares used in computing basic and diluted net loss per common share	16,504,000	9,788,000	8,564,000	7,945,000	5,749,000

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and cash equivalents	$16,442,000	$6,206,000	$14,122,000	$34,096,000	$21,057,000
Total assets	28,474,000	17,467,000	48,798,000	69,965,000	57,672,000
Long-term obligations	—	570,000	8,177,000	10,182,000	11,227,000
Preferred stock(3)	—	—	—	—	12,015,000
Total shareholders’ equity	16,240,000	5,367,000	30,571,000	49,762,000	33,479,000

(1)	Operating expenses include restructure charges of $2.1 million in 2007, $2.0 million in 2006, $1.7 million in 2005, $884,000 in 2004 and $5.2 million in 2003. See Note 4 of the notes to our consolidated financial statements.
(2)	Results reflect a $1.0 million gain on the sale of a majority-owned subsidiary in July 2004.
(3)	As a result of the expiration of an exchange right of the holder in April 2003, we reclassified the Series B preferred stock from mezzanine equity to shareholders’ equity. The Series B preferred stock was converted by the holder into common stock in March 2004.
(4)	Operating expenses include a goodwill impairment charge of $23.7 million in 2006. See Note 8 of the notes to our consolidated financial statements.
(5)	Reflects a $2.6 million gain on the restructure of our Biogen Idec debt in November 2006. See Note 5 of the notes to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Targeted Genetics Corporation is a clinical-stage biotechnology company. We are at the forefront of developing, with the goal of commercializing, a new class of therapeutic products called gene therapeutics. We believe that a wide range of diseases may potentially be treated or prevented with gene therapeutics. In addition to treating diseases for which there is no treatment, we believe that there is a significant opportunity to use gene therapeutics to more effectively treat diseases that are currently treated using other therapeutic classes of drugs such as protein-based drugs, monoclonal antibodies, or small molecule drugs.

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease by facilitating the normal protein production or gene regulation capabilities of cells. Gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they would normally produce thereby treating a disease state. Vectors can also be used to deliver specific sequences that once delivered and expressed as RNA interference, or RNAi, can shut down or interfere with messenger RNA, or mRNA, production of disease specific genes.

Most of our expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We have financed the Company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities and through proceeds from the issuance of debt and loan funding under equipment financing arrangements. During 2007, we completed two private placements of our common stock generating approximately $26.0 million to fund our programs and operations. On June 27, 2007, we sold 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.9 million. In addition, in connection with the financing, we issued warrants to purchase up to 6.7 million shares of our common stock. We also issued a warrant with the same terms as those issued pursuant to our private placement to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction. On January 11, 2007, we sold 2.2 million shares of our common stock in a private placement at a price of $4.00 per share and received net proceeds of approximately $8.1 million. In connection with this financing we issued warrants to purchase up to 763,000 shares of our common stock. We also issued a warrant to purchase 16,119 shares of our common stock as compensation to the placement agent in this transaction.

As of December 31, 2007, our accumulated deficit totaled $300.2 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our inflammatory arthritis clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

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

We initially defer revenue from nonrefundable, up-front license fees and technology access payments and then recognize it systematically over the service period of the collaborative agreement, which is often the development period. We recognize revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements. We recognize revenue under research and development contracts as the related costs are incurred. When contracts include multiple elements we follow the Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires us to satisfy the following before revenue can be recognized:

(1)	the delivered items have value to the customer on a stand-alone basis,
(2)	any undelivered items have objective and reliable evidence of fair value, and
(3)	delivery or performance is probable and within our control for any delivered items that have a right of return.

We have determined that for these contracts the manufacturing and the research and development activities can be accounted for as separate units of accounting and we allocate the revenue to each unit based on relative fair value. We classify advance payments received in excess of amounts earned as deferred revenue.

Estimated Restructure Charges Associated with the Bothell Facility

We follow the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to our facility in Bothell, Washington and we have recorded restructure charges on the related operating lease. Accrued restructure charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate.

Our assumptions of estimated sublease rental income and the period of time and concessions that we estimate will be necessary to enter into a sublease can significantly impact our accrual for restructure charges and may differ from what actually occurs. We periodically evaluate these restructure estimates and assumptions and record additional restructure charges as necessary to reflect current market conditions and delays in subleasing the Bothell facility. Changes to our restructure estimates and assumptions can be material. In the fourth quarter of 2007, we updated our sublease expectations to reflect our evaluation of our ability to sublease the Bothell facility in light of tightening credit markets and deteriorating conditions in the Bothell real estate market. Based on a number of factors, including a continued increase in vacancy rates in the Bothell market and an increase in available office space in the competing downtown real estate markets, we concluded that we will not be able to successfully sublease the facility. We removed our assumptions related to sublease income and the related tenant improvements and recorded additional restructure charges of $1.2 million. As a result of periodic evaluations and updates, we have recorded $8.5 million in restructure charges for this property since December 2002 when we first established a restructure reserve for exiting the Bothell facility. We also record accretion expense based upon the estimated remaining lease costs and the present value of these costs at an assumed discount rate of 10%. We recorded accretion expense as a restructure charge of $727,000 in 2007, $751,000 in 2006 and $577,000 in 2005.

We will continue to evaluate any additional information that may become available with respect to the estimates and assumptions as they relate to the facility. If circumstances with the lease change, or if we decide to resume use of this facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructure expenses and a non-recurring gain in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructure charges.

Goodwill and Other Intangible Assets

When we purchased Genovo, Inc. in 2000 we recorded intangible assets of $39.5 million on our financial statements, which represented know-how, an assembled workforce and goodwill. Between 2000 and 2002 we recognized $8.1 million of amortization of the goodwill and intangible assets and in 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142. SFAS No. 142 discontinued amortization of goodwill and requires us to perform goodwill impairment tests annually or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. We assess any potential impairment using a two-step process. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires us to compare the fair value of our total company as measured by market capitalization to the company’s net book value. If our fair value is greater, then no impairment is indicated. If our fair value is less than the net carrying value of our assets, we are required to perform the second step to determine the amount, if any, of goodwill impairment. In step two, the implied fair value of goodwill is calculated and compared to its carrying amount. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating our fair value to all of our assets and liabilities, including intangible assets such as in process research and development and developed technology as if the company had been acquired in a hypothetical business combination as of the date of the impairment test. In 2006, we engaged an independent valuation firm to assist with the valuation, including the assessment of our estimated fair value and the hypothetical purchase price allocations.

As a result of an interim goodwill impairment test performed in 2006, we recognized a non-cash loss on impairment of goodwill of $23.7 million based on an assessment that the implied value of goodwill was $7.9 million. Since 2006, based on our 2007 annual evaluation, we have had no further indications of impairment on our goodwill balance.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment. In estimating our fair value, we make estimates and judgments about our future revenues and cash flows, application of a discount rate, and the potential control premium relative to the market price of our stock at the valuation date. In estimating the fair value of our net assets, including intangible assets, we make estimates and judgments relating to the fair value of specific assets and liabilities. These estimates generally involve projections of the cash flows which may be provided by specific assets such as in process research and development, completed technology and trademarks and trade names, including assumptions as to the probability of bringing drug candidates to market, the timing of product development, the market size addressed by our potential products, and the application of discount rates. Changes in these estimates could affect our conclusion as to whether an impairment has occurred and could significantly impact the amount of impairment recorded.

Stock-Based Compensation

Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock awards granted to our employees and directors under the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, in 2005 we did not recognize any stock-based compensation expense for stock awards granted to employees or directors because we granted all options at fair market value on the date of grant.

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS No. 123R. We have adopted the SFAS No. 123R fair value recognition provisions using the modified prospective transition method. Under the modified prospective method, compensation expense includes: (a) compensation cost for all share-based stock awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all stock awards granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. According to the guidelines of SFAS No. 123R, we have not restated results for periods prior to January 1, 2006. As a result of adopting SFAS No. 123R, we recorded stock compensation expense of $966,000 for the year ended December 31, 2007 and $861,000 for the year ended December 31, 2006. This expense is classified as follows:

	December 31,
	2007	2006
Research and development	$508,000	$465,000
General and administrative	458,000	396,000
Total stock-based compensation	$966,000	$861,000

Determining the appropriate fair value model and calculating the fair value of stock awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We based our volatility and expected life estimates on our historical data. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our future stock-based compensation expense could be materially different from the amounts currently recorded in our financial statements. For example, in the fourth quarter of 2007, we booked an additional $229,000 of stock-based compensation due to refinements to our estimates of forfeitures. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 of the notes to our consolidated financial statements for a further discussion on stock-based compensation.

Application of New Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of the adoption of SFAS No. 159.

In July 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption is not permitted. The adoption of EITF 07-3 will change our policy on nonrefundable prepayments for research and development services whereby such costs will be deferred and recognized as the services are rendered as compared to the existing policy whereby such payments are charged to research and development expense as paid. This change may have an impact on financial condition and the results of operations in future periods.

In December 2007, FASB’s EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 is effective for all of our collaborations existing after January 1, 2009. We are in the process of evaluating the effect of the adoption of EITF 07-1.

The summary of significant accounting policies should be read in conjunction with our consolidated financial statements and related notes and the following discussion of our results of operations and liquidity and capital resources.

Results of Operations

Revenue

	Year Ended December 31,
	2007	2006	2005
Revenue from collaborative agreements:
HIV/AIDS vaccine – NIAID	$5,389,000	$1,548,000	$—
Heart failure – Celladon	3,982,000	4,220,000	777,000
HIV/AIDS vaccine – IAVI	309,000	2,262,000	5,588,000
Huntington’s disease – Sirna	52,000	47,000	315,000
Other	—	37,000	194,000
Other revenues:
License agreements – AMT	600,000	1,750,000	—
Total revenue	$10,332,000	$9,864,000	$6,874,000

Revenue in 2007 was $10.3 million, compared to $9.9 million in 2006. Revenue earned under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH increased to $5.4 million in 2007 from $1.5 million in 2006 reflecting increased research and development activities, support of preclinical studies and initiation of vector manufacturing for clinical trials. Revenue earned under our heart failure collaboration with Celladon decreased slightly to $4.0 million in 2007 from $4.2 million in 2006. Revenue from our IAVI collaboration decreased to $309,000 in 2007 from $2.3 million in 2006 due to less development activity as the project was largely focused on clinical testing in 2007 which is managed, monitored and directly funded by IAVI. We recognized $600,000 in licensing revenue in 2007 compared to $1.8 million in 2006 related to a non-exclusive license to certain of our AAV1 vector gene delivery system patent rights that we granted to AMT. Revenue in 2006 was $9.9 million, compared to $6.9 million in 2005. Our revenue in 2006 consisted primarily of amounts we earned under our heart failure collaboration with Celladon which increased to $4.2 million in 2006 from $777,000 in 2005. This increase in revenue reflects internal development efforts and the completion of two manufacturing campaigns during 2006. Our revenue in 2006 also included $1.5 million from our NIAID-funded HIV/AIDS vaccine collaboration with CHOP and NCH. Our research and development activity in support of this project began in the first quarter of 2006. Revenue from our IAVI collaboration decreased to $2.3 million in 2006 from $5.6 million in 2005 due to the progress of planned development activities and scheduled product manufacturing and the shift of the program toward support of clinical trials. We recognized $1.8 million in licensing revenue in 2006 from a license fee received from AMT for a non-exclusive license to certain of our AAV1 vector gene delivery system patent rights.

We expect our 2008 revenue to consist primarily of research and development revenue from our collaboration with Celladon and the NIAID-funded HIV/AIDS vaccine subcontract with CHOP and NCH. We expect that our revenue for 2008 will decrease from 2007 as our partnered programs emphasize clinical development in 2008 which results in fewer resources devoted to the manufacturing aspects of development. We expect our 2008 revenue generated from our Celladon collaboration will be at approximately the same level as in 2007. Our HIV/AIDS vaccine development revenue from the IAVI and NIAID-funded projects fluctuate year to year depending upon the scope of development efforts underway within each separate but complimentary program. For 2008, our HIV/AIDS efforts are focused on advancing the NIAID-funded HIV/AIDS vaccine efforts. Accordingly we expect no levels of activity within the IAVI-funded portion of our HIV/AIDS development work and we expect revenue under our NIAID-funded HIV/AIDS vaccine collaboration to decrease compared to 2007 due to less development activity as the project will be focused primarily on clinical activities in 2008. Our revenue for the next several years will depend on the successful achievement of milestones in our current product development collaborations and whether we enter into any new product development collaborations, manufacturing arrangements or licenses.

Operating Expenses

Research and Development.  Research and development expenses totaled $17.7 million in 2007, compared to $14.5 million in 2006. This increase is due to increased research and development costs for the NIAID-funded HIV/AIDS vaccine program in collaboration with CHOP and NCH and costs incurred to support the initiation of clinical trials in May 2007 for our partnered heart failure product candidate. In addition, costs related to our inflammatory arthritis program increased due to a higher number of enrolled subjects in our Phase I/II clinical trial. These cost increases were partially offset by lower costs for our HIV/AIDS vaccine collaboration with IAVI as a result of less development activity. Research and development expenses totaled $14.5 million in 2006, compared to $18.2 million in 2005. This decrease reflects lower preclinical development costs related to our HIV/AIDS vaccine collaboration with IAVI, lower indirect costs as a result of the restructure efforts implemented in January 2006 and lower costs as a result of suspending our cystic fibrosis program in 2005. These decreases were partially offset by higher costs related to our inflammatory arthritis project during 2006 and costs of the NIAID-funded HIV/AIDS vaccine development program.

We currently expect our research and development expenses in 2008 to decrease modestly as compared to 2007 reflecting decreased efforts supporting our partnered programs and lower inflammatory arthritis clinical trial expenses as we complete the Phase I/II trial and prepare for the next inflammatory arthritis trial. Our research and development expenses fluctuate due to the timing of expenditures for the varying stages of our research, product development and clinical development programs and the availability of capital resources. We expect that our expenses will continue to fluctuate as we proceed with our current development programs and collaborations and enter into potential new development collaborations and licensing agreements.

The following is an allocation of our total research and development expenses between our programs in clinical development and those that are in research or preclinical stages of development:

	Year Ended December 31,
	2007	2006	2005
Programs in clinical development:
Inflammatory arthritis	$3,671,000	$2,888,000	$2,444,000
Heart failure(1)	1,402,000	—	—
IAVI HIV/AIDS vaccine	213,000	1,602,000	2,836,000
Cystic Fibrosis(2)	8,000	40,000	534,000
Indirect costs and other	4,046,000	2,823,000	4,246,000
Total clinical development program expense	9,340,000	7,353,000	10,060,000
Research and preclinical development program expense	8,369,000	7,129,000	8,139,000
Total research and development expense	$17,709,000	$14,482,000	$18,199,000

(1)	Includes costs incurred after the clinical trial was initiated in May 2007. Costs incurred prior to that are included as research and preclinical development program expense.
(2)	No longer in development.

Costs attributable to programs in clinical development include salaries and benefits, clinical trial costs, outside services, and materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and research and preclinical programs based on relative levels of program activity. Celladon separately manages and funds the clinical trial costs of our heart failure program and IAVI separately manages and funds the clinical trial costs of our HIV/AIDS vaccine program for the developing world. As a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs for development activities for the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH as well as other programs prior to their transition into clinical trials. Research and preclinical development program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to programs identified in the table above reflect the relative costs of the program.

General and Administrative.  General and administrative expenses increased to $7.0 million in 2007 compared to $6.4 million in 2006 due to increased compensation costs, patent prosecution and issuance activities and stock-based compensation. General and administrative expenses were $6.4 million in 2006 compared to $6.3 million in 2005. We expect our general and administrative expenses in 2008 to remain consistent as compared to 2007.

Restructure Charges.  Accrued restructure charges represent our best estimate of the fair value of the liability to exit the Bothell facility as determined under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are computed as the fair value of the difference between the remaining lease payments due on these leases and estimated sub-lease costs and rental income. During each year, we adjusted our liability to reflect our updated subleasing assumptions for the Bothell facility.

Restructure charges consist of the following:

	Year Ended December 31,
	2007	2006	2005
Charges related to changes in assumptions	$1,421,000	$860,000	$1,132,000
Accretion expense	727,000	751,000	577,000
Employee termination and partial lease termination fee	—	395,000	—
Total restructure charges	$2,148,000	$2,006,000	$1,709,000

As of December 31, 2007, our accrued restructure balance was $8.1 million.

Restructure charges increased to $2.1 million for the year ended December 31, 2007, compared to $2.0 million in 2006 and $1.7 million in 2005. Restructure charges for 2007 include $1.5 million related to updates in our sublease assumptions from our determination that based on a decline in the Bothell real estate market we will not be able to sublease the facility and accretion expense of $727,000. Restructure charges for 2006 include $860,000 related to changes in our expectations regarding market conditions for subleasing our Bothell facility including time to find a sublease tenant and adjusting our assumptions with respect to sublease income, $221,000 related to employee termination benefits of our restructure efforts to realign our cost structure, $174,000 in relation to the early termination of a portion of our Seattle facility lease resulting from the head count reductions, and accretion expense of $751,000. Restructure charges for 2005 include $1.1 million related to changes in our expectations regarding market conditions for subleasing our Bothell facility and accretion expense of $577,000.

Goodwill Impairment Charge.  We periodically and annually on October 1st evaluate the carrying value of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and if there is evidence of an impairment in value, we reduce the carrying value of the asset. As discussed in Note 8 of the notes to our consolidated financial statements, we recognized a non-cash loss on impairment of goodwill during 2006. As a result of a decline in our share price during June 2006, to a level which reduced market capitalization to an amount less than the fair value of our net assets, we were required to perform an interim goodwill impairment test. As a result of this evaluation, we recognized a non-cash impairment charge of $23.7 million, which was equal to the recorded value of goodwill in excess of its implied value. During 2007, we performed our annual evaluation and did not have any further indications of impairment on our goodwill balance.

Gain on debt restructure.  In 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we exchanged $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million with Biogen Idec and recorded a $2.6 million gain on debt restructure. Inherent in our determination of the gain on debt restructure is an estimate of the amounts and timing of future principal and interest payments. To the extent that changes in our estimates result in increases in estimated future interest payments such costs will be accrued, however, to the extent that changes in our estimates result in decreases in estimated future interest payments such gain will be deferred until realized.

Investment Income.  Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos Molecular Systems Inc, or Chromos. Our investment income decreased to $428,000 in 2007 compared to $567,000 in 2006 due primarily to the recognition of realized losses related to other-than-temporary impairment charges on our investment in Chromos due to the declining market value of Chromos’ securities combined with a decline in Chromos’ current financial position. We evaluated the investment on December 31, 2007 and based on facts surrounding the financial outlook for Chromos concluded that the fair value of our investment had declined to zero and recognized a realized loss of $341,000 for the full year of 2007. Excluding the $341,000 loss related to the write-down of our investment in Chromos, our investment income for 2007 increased to $768,000 compared to $567,000 in 2006 due to higher cash balances and investment yields in 2007 compared to 2006. Our investment income was $567,000 in 2006 compared to $661,000 in 2005.

Interest Expense.  Our interest expense relates to interest on outstanding loans from Biogen Idec and obligations under equipment financing arrangements that we used to purchase laboratory and computer equipment, furniture and leasehold improvements. Our interest expense decreased to $1,000 in 2007 compared $411,000 in 2006. As a result of the restructure of the Biogen Idec debt in 2006, the carrying value of the remaining debt includes the related estimated future interest payments, and accordingly, we do not expect to record future interest charges on this restructured debt. Interest expense decreased to $411,000 in 2006 from $512,000 in 2005.

Liquidity and Capital Resources

We had cash and cash equivalents of $16.4 million at December 31, 2007, as compared to $6.2 million at December 31, 2006 and $14.1 million at December 31, 2005. Our cash and cash equivalents increased in 2007 primarily reflecting net proceeds of $26.0 million from our January 2007 and June 2007 sales of our common stock, partially offset by our net loss in 2007 and the resulting cash used in operations of $13.9 million, loan repayments on our Biogen Idec debt and our equipment financing arrangements of $1.4 million and cash used for capital purchases of $554,000. Our cash and cash equivalents decreased in 2006 primarily reflecting our net loss and the resulting cash used in operations of $11.6 million, partially offset by the net proceeds of $4.8 million from our March 2006 sale of our common stock.

Our primary sources of capital are from public and private sales of our equity securities and through cash payments received from our collaborative partners. To a lesser degree, we have also financed our operations through interest earned on our cash and loan funding under equipment leasing agreements and in the last two years from license revenue. Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities.

Most of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We do not expect the revenue generated from our current or future collaborative research and development arrangements to be sufficient to fully fund the development and commercialization of our product candidates. As a result, we do not expect to generate ongoing positive cash flow from our operations for the foreseeable future and our ability to generate any sustained positive cash flow is dependent upon our success at developing and commercializing our product candidates.

We will require substantial additional financial resources to fund development and commercialization of our inflammatory arthritis, Huntington’s Disease and other pre-clinical product candidates.

We are currently focusing our development funding on our inflammatory arthritis product candidate which will finish a Phase I/II clinical trial in the first half of 2008. During 2007, we spent approximately $3.7 million on this program to support research and development activities and clinical trial costs, and in 2008 we expect to spend approximately $500,000 to $800,000 on this program, largely for clinical trial expenses to wrap up the Phase I/II clinical trial. We currently fund all costs of this program from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund later-stage development of this program.

Our operating cash flows are primarily influenced by our losses from operations, net of the effect of non-cash items such as stock-based compensation, depreciation and amortization of our property and equipment, accounts receivable, deferred revenue and restructure activity. Depreciation and amortization charges for 2007 were $602,000, which were down from $720,000 in 2006 and $1.3 million in 2005. The decrease in 2007 as compared to 2006 and 2005 primarily reflects lower depreciation on lab equipment. Stock compensation expense was $966,000 for 2007 compared to $861,000 in 2006 and no expense in 2005. SFAS No. 123R, which requires companies to record stock compensation expense, became effective beginning January 1, 2006. Accounts receivable at December 31, 2007 was higher than at December 31, 2006 due to the timing of cash received and significant billings in the fourth quarter of 2007. Deferred revenue activity in 2007 compared to 2006 and 2005 reflects changes in the levels of pre-funded work under our collaborative agreements. The net increase in our restructure reserve of $766,000 in 2007 was due to charges to the reserve related to our estimation that we will not be able to sublease the space. Increases in our restructure reserve, offset by payments of rent for our Bothell facility, resulted in net increases in reserves of $228,000 in 2006 and $802,000 in 2005.

Our cash used for financing activities in 2007 included $1.4 million of loan repayments, including $1.3 million to Biogen Idec and $26,000 of equipment financing payments. These results compare to $1.2 million of loan payments including $1.0 million to Biogen Idec and $155,000 of equipment financing payments in 2006 and $3.0 million of loan repayments including $2.5 million to Biogen Idec and $499,000 of equipment financing payments in 2005.

Sales of the shares of our common stock contributed significantly to our cash flows from financing activities in both 2007 and in 2006. Our financial results in 2007 include approximately $26.0 million of proceeds as a result of the sale of 8.9 million shares of our common stock and our 2006 financial results include approximately $4.8 million of proceeds as a result of the sale of 1.3 million shares of our common stock.

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

In June 2007, we sold 6.7 million shares of our common stock in a private placement at a price of $2.905 per share and received net proceeds of approximately $17.9 million. In addition, in connection with the financing, we issued warrants to purchase up to 6.7 million shares of our common stock. These warrants expire in June 2012 and are exercisable at a price of $3.25 per share. We also issued a warrant with the same terms as those issued pursuant to our private placement to purchase 334,989 shares of our common stock as compensation to the placement agent in this transaction.

We intend to continue to seek appropriate opportunities to access the public and private capital markets.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our arthritis and partnered clinical and pre-clinical development programs and accessing the public and private capital markets at appropriate times.

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally extends for multiple one-year terms or through development milestones and is subject to termination or extension. For example, when the IAVI collaboration was initiated in 2000, it originally had a three-year term yet the work plan was established and funded on an annual basis. In 2004, we and IAVI agreed to extend the underlying program through the end of 2006, and in 2006 the program was further extended until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. In 2005, we announced that we extended the scope of our HIV/AIDS vaccine program activities to the developed world, via the NIAID-funded collaboration with NCH and CHOP. During 2007, we received $4.1 million of funding under this collaboration and our portion of the funding could be up to an additional $13.3 million over the remaining three years of the contract. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones. For 2008, this program currently comprises substantially all of our current HIV/AIDS product development activities.

The funding from each of our collaborative partners fully offsets our incremental program costs from each collaboration and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $10.3 million in 2007, $9.9 million in 2006 and $6.9 million in 2005 and assuming that we complete all of the planned development activities for each of these funded projects, we expect to earn revenue from our collaborative partners of approximately $8.0 million to $9.0 million in 2008. Our revenue plan for 2008 includes our expectation that we accomplish our current Celladon heart failure and NIAID-funded HIV/AIDS vaccine work plans.

Each of our collaborations has provisions that allow our partners the right to terminate the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. If we were to lose the collaborative funding expected from the Celladon collaboration or the NIAID subcontract and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and/or we would not have sufficient resources available to fund our operations for as long as currently expected.

In addition to the funding necessary to advance our product candidates and fund our ongoing operating activities, we also have lease commitments and outstanding debt obligations which draw on our cash resources. The following table presents our contractual commitments:

	Payments Due through Year Ending December 31:
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$248,000	$—	$—	$—	$—	$—	$248,000
Interest related to long-term debt obligations	12,000	—	—	—	—	—	12,000
Equipment financing obligations	1,000	—	—	—	—	—	1,000
Operating lease obligations:
Seattle facilities — occupied	758,000	276,000	115,000	115,000	115,000	143,000	1,522,000
Bothell facility — not occupied	1,362,000	1,362,000	1,431,000	1,636,000	1,636,000	4,498,000	11,925,000
Purchase obligations	2,431,000	147,000	37,000	—	—	—	2,615,000
Total	$4,812,000	$1,785,000	$1,583,000	$1,751,000	$1,751,000	$4,641,000	$16,323,000

In 2001, we borrowed $10 million from Biogen Idec to fund our general operations. This note was originally due in August 2006. In 2005, we restructured the repayment of this debt and a separate $650,000 loan owed to Biogen. Under the amended terms of these loans, we paid $2.5 million of the outstanding debt in 2005 and agreed to make additional payments of $2.5 million in each of August 2007, 2008 and 2009. In addition, we agreed to repay the $650,000 loan in August 2007. Further, as part of the September 2005 restructure agreement, we agreed to apply one-third of certain up-front or milestone payments received from new corporate collaborations to repayment of the outstanding debt, first to the payment of any accrued and unpaid interest on the principal being repaid, and second to the payment of outstanding principal in reverse order of maturity.

In 2006, we signed an agreement to further restructure the remaining $8.15 million of debt payable to Biogen Idec. Under the agreement, Biogen Idec agreed to exchange $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million and we agreed to immediately pay $500,000 of the remaining debt. We agreed to terms that resulted in a loan payable balance of $2.2 million, which consisted of $2.0 million principal and $167,000 of estimated future interest payments to be paid to Biogen Idec in two installments: $1.0 million plus accrued interest, which we paid on August 1, 2007, and the remaining balance which is due on August 1, 2008. Several of the provisions of the modified loan agreement entered into in 2005 continue, including the requirement to apply one-third of certain up-front payments received from new corporate collaborations to the outstanding balance on this loan payable. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. According to SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructures,” we accounted for this transaction as a troubled debt restructurewhich resulted in a gain on debt restructure of $2.6 million recognized in 2006. We calculated this gain as the difference between the original principal and interest payments due on the Biogen Idec debt as compared to the cash payments made, the fair value of the common stock issued in the debt restructure and the remaining principal and interest payments due. In connection with the 2006 loan restructure, we recorded the loan at the $2.0 million principal amount plus the total estimated future interest payments of $167,000.

In 2006, pursuant to the receipt of a $1.75 million license fee from AMT we made a $583,000 advance payment to Biogen Idec which, according to the agreement, was applied first to interest owed through the payment date and then to the long term portion of the note. As a result of this payment, our loan balance obligation was $1.7 million as of December 31, 2006. Since December 2006 we made advance payments of $917,000 to Biogen Idec representing one-third of certain up-front payments received from collaborators, resulting in a $335,000 loan balance obligation at December 31, 2007, which includes $87,000 of interest.

Operating lease obligations represent our commitments for our facilities in Seattle and Bothell, Washington. Lease payments for our laboratory, manufacturing and office space in Seattle will total $1.5 million between January 1, 2008 and the end of the lease in 2014. Lease payments on the Bothell facility will total $11.9 million between January 1, 2008 and the end of the Bothell lease in 2015. Although we have no expectation of subleasing our Bothell facility, we continue to pursue efforts to sublease or otherwise reduce the costs of our Bothell facility and we may seek to sublease a portion of our laboratory space in our Seattle facility. When we make leasehold improvements to our facilities, we amortize them over the shorter of the useful life of the asset or the remaining term of the lease.

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

Over the past several years, we have scaled our development activities to the level of available cash resources and financial support from collaboration partners. Research and development and general and administrative expenses increased by approximately 19% in 2007 compared to 2006, decreased by approximately 15% in 2006 compared to 2005 and are expected to decrease modestly in 2008 as a result of the timing of pre-clinical and clinical trial costs to support the advancement of our inflammatory arthritis program and costs necessary to support our NIAID-funded HIV/AIDS vaccine project and our collaboration with Celladon. Assuming that our product development programs progress at the rates currently planned and assuming that we achieve the revenues we expect to earn from our collaborative partners, we believe that our net cash requirements during 2008 will range from $12 million to $14 million. This amount is subject to change depending on the outcome of our product development and business development initiatives.

We need to raise additional capital to complete our current inflammatory arthritis clinical trial, evaluate the trial results, and assuming satisfactory results, to plan and initiate further pre-clinical and clinical testing of our potential inflammatory arthritis product. We expect that our cash and cash equivalents at December 31, 2007, plus the funding expected from our collaborative partners to fund 2008 work activities, will be sufficient to fund our operations into 2009.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and accessing the public and private capital markets at appropriate times. Our financing strategy is focused around the advancement of our arthritis and heart failure programs in clinical development, the advancement of our HIV/AIDS vaccine programs, the Huntington’s disease program and various RNAi initiatives and generating value out of our other intellectual assets and capabilities. In the biotechnology industry there is a low level of success in clinical trials and our ability to raise capital depends in part on clinical trial success.

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

We expect the level of our future operating expenses to be driven by the needs of our product development programs, our debt obligations and our lease obligations, offset by the availability of funds through equity offerings, partner-funded collaborations or other financing or business development activities. The size, scope and pace of our product development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;
•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory clearances and approvals and pursuing patent prosecutions;
•	competing technological and market developments;
•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and
•	the existence and outcome of any litigation or administrative proceedings involving intellectual property.

Depending on our ability to successfully access additional funding, we may be forced to implement additional cost reduction measures, such as the reduction in force we implemented in 2006. Further adjustments may include scaling back or delaying our inflammatory arthritis development program, staff reductions, scaling back our intellectual property prosecution, subleasing portions of our lab facilities, curtailing capital expenditures or reducing other operating activities. We may also be required to relinquish some rights to our technology or product candidates or grant licenses on unfavorable terms, either of which would reduce the ultimate value to us of the technology or product candidates.

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

The nature and terms of these indemnifications vary from contract to contract and generally a maximum obligation is not stated. Because we are unable to estimate our potential obligation, and because management does not expect these indemnifications to have a material adverse effect on our consolidated financial position, results of operations or cash flows, no related liabilities are recorded at December 31, 2007 or 2006. We hold insurance policies that mitigate potential losses arising from certain indemnifications and, historically, we have not incurred significant costs related to performance under these obligations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Targeted Genetics Corporation

We have audited the accompanying consolidated balance sheets of Targeted Genetics Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targeted Genetics Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, in 2007 the Company changed its accounting for income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48  — “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” and as discussed in Note 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123R — “Share-Based Payment,” effective January 1, 2006.

/s/ Ernst & Young LLP

Seattle, Washington
March 20, 2008

TARGETED GENETICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,442,000	$6,206,000
Accounts receivable	2,611,000	1,498,000
Prepaid expenses and other current assets	243,000	531,000
Total current assets	19,296,000	8,235,000
Property and equipment, net	1,052,000	1,100,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	206,000
Total assets	$28,474,000	$17,467,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,161,000	$1,901,000
Accrued employee expenses	1,507,000	861,000
Current portion of accrued restructure charges	574,000	1,046,000
Deferred revenue	79,000	251,000
Current portion of long-term obligations	336,000	1,129,000
Total current liabilities	4,657,000	5,188,000
Accrued restructure charges	7,569,000	6,331,000
Long-term obligations	—	570,000
Deferred rent	8,000	11,000
Commitments and contingencies (Notes 2 and 6)
Shareholders’ equity:
Preferred stock, $0.01 par value, 600,000 shares authorized: Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,814,161 shares issued and outstanding at December 31, 2007 and 10,921,736 shares issued and outstanding at December 31, 2006	198,000	109,000
Additional paid-in capital	316,196,000	289,324,000
Accumulated deficit	(300,154,000)	(284,027,000)
Accumulated other comprehensive loss	—	(39,000)
Total shareholders’ equity	16,240,000	5,367,000
Total liabilities and shareholders’ equity	$28,474,000	$17,467,000

See accompanying notes to consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenue:
Collaborative revenue	$9,732,000	$8,114,000	$6,874,000
Licensing revenue	600,000	1,750,000	—
Total revenue	10,332,000	9,864,000	6,874,000
Operating expenses:
Research and development	17,709,000	14,482,000	18,199,000
General and administrative	7,029,000	6,382,000	6,313,000
Restructure charges	2,148,000	2,006,000	1,709,000
Goodwill impairment charge	—	23,723,000	—
Total operating expenses	26,886,000	46,593,000	26,221,000
Loss from operations	(16,554,000)	(36,729,000)	(19,347,000)
Investment income, net	428,000	567,000	661,000
Interest expense	(1,000)	(411,000)	(512,000)
Gain on debt restructure	—	2,583,000	—
Net loss	$(16,127,000)	$(33,990,000)	$(19,198,000)
Net loss per common share (basic and diluted)	$(0.98)	$(3.47)	$(2.24)
Shares used in computation of basic and diluted net loss per common share	16,504,000	9,788,000	8,564,000

See accompanying notes to consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2004	8,562,633	$86,000	$280,515,000	$(230,839,000)	$—	$49,762,000
Net loss — 2005	—	—	—	(19,198,000)	—	(19,198,000)
Unrealized loss on available-for-sale securities	—	—	—	—	(21,000)	(21,000)
Comprehensive net loss — 2005						(19,219,000)
Exercise of stock options	6,791	—	28,000	—	—	28,000
Balance at December 31, 2005	8,569,424	$86,000	$280,543,000	$(250,037,000)	$(21,000)	$30,571,000
Net loss — 2006	—	—	—	(33,990,000)	—	(33,990,000)
Unrealized loss on available-for-sale securities					(18,000)	(18,000)
Comprehensive net loss — 2006	—	—	—	—		(34,008,000)
Stock-based compensation	—	—	861,000	—	—	861,000
Issuance of shares for cash, net of issue costs of $162,000	1,279,124	13,000	4,813,000	—	—	4,826,000
Issuance of shares to vendors and collaborative partners	45,000	—	141,000	—	—	141,000
Issuance of shares in debt restructure	1,000,000	10,000	2,890,000	—	—	2,900,000
Exercise of stock options	28,188	—	76,000	—	—	76,000
Balance at December 31, 2006	10,921,736	$109,000	$289,324,000	$(284,027,000)	$(39,000)	$5,367,000
Net loss — 2007	—	—	—	(16,127,000)	—	(16,127,000)
Unrealized loss on available-for-sale securities	—	—	—	—	39,000	39,000
Comprehensive net loss — 2007		—				(16,088,000)
Stock-based compensation	—	—	966,000	—	—	966,000
Exercise of stock options	12,632	—	39,000	—	—	39,000
Issuance of shares and warrants for cash, net of issue costs of $2,227,000	8,879,793	89,000	25,867,000	—	—	25,956,000
Balance at December 31, 2007	19,814,161	$198,000	$316,196,000	$(300,154,000)	$—	$16,240,000

See accompanying notes to consolidated financial statements.

TARGETED GENETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(16,127,000)	$(33,990,000)	$(19,198,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	602,000	720,000	1,319,000
Non cash interest expense	—	—	27,000
Loss (gain) on sale/disposal of fixed assets	(24,000)	8,000	98,000
Stock-based compensation expense	966,000	861,000	—
Stock issued to vendors and collaborative partners	—	141,000	—
Goodwill impairment charge	—	23,723,000	—
Gain on debt restructure	—	(2,583,000)	—
Loss (gain) on investments	340,000	(8,000)	(1,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,113,000)	(1,118,000)	24,000
Decrease (increase) in prepaid expenses and other	(29,000)	93,000	(107,000)
Decrease in other assets	6,000	11,000	451,000
Increase (decrease) in current liabilities	906,000	405,000	(109,000)
Increase (decrease) in deferred revenue	(172,000)	(27,000)	278,000
Increase (decrease) in deferred rent	(3,000)	(100,000)	25,000
Increase in accrued restructure charges	766,000	228,000	802,000
Net cash used in operating activities	(13,882,000)	(11,636,000)	(16,391,000)
Investing activities:
Purchases of property and equipment	(554,000)	(81,000)	(669,000)
Proceeds from sales of capital assets	24,000	—	—
Proceeds from sales of investments	16,000	49,000	57,000
Net cash used in investing activities	(514,000)	(32,000)	(612,000)
Financing activities:
Net proceeds from sales of capital stock and warrants	25,956,000	4,826,000	—
Proceeds from the exercise of stock options	39,000	76,000	28,000
Repayment of debt	(1,337,000)	(995,000)	(2,500,000)
Payments under equipment financing arrangements	(26,000)	(155,000)	(499,000)
Net cash provided by (used in) financing activities	24,632,000	3,752,000	(2,971,000)
Net increase (decrease) in cash and cash equivalents	10,236,000	(7,916,000)	(19,974,000)
Cash and cash equivalents, beginning of year	6,206,000	14,122,000	34,096,000
Cash and cash equivalents, end of year	$16,442,000	$6,206,000	$14,122,000
Supplemental information:
Cash paid for interest	$62,000	$550,000	$441,000
Non-cash exchange of common stock issued in debt restructure	$—	$2,900,000	$—

See accompanying notes to consolidated financial statements.

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

Basis of Presentation

Our consolidated financial statements include the accounts of Targeted Genetics, our wholly owned subsidiaries Genovo, Inc. (inactive) and TGCF Manufacturing Corporation (inactive). All significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset’s estimated useful life. The useful lives of our furniture and equipment ranges from three to seven years, and our leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the remainder of the lease term. Our leasehold improvements are currently being amortized over useful lives which

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies  – (continued)

range from eighteen months to seven years. Depreciation and amortization expense was $602,000 in 2007, $720,000 in 2006 and $1.3 million in 2005. Depreciation expense includes depreciation of property and equipment acquired under capital leases.

Prepaid Expenses and Other

In 2006, other assets consisted primarily of the Chromos Inc., or Chromos, securities that we received as consideration for the sale of CellExSys, our former cell therapy subsidiary. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investment securities were classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive loss within shareholders' equity. Upon the sale of Chromos securities, we recorded realized gains and losses using the difference between the sales price and the book value, which was determined on a specific identification basis.

In 2007, other current assets consists primarily of prepaid expenses, including prepaid insurance and contracted services agreements.

Goodwill and Purchased Intangibles

When we purchased Genovo in 2000, we recorded intangible assets of $39.5 million on our financial statements, which represented know-how, an assembled workforce and goodwill. We follow SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, which discontinued amortization of goodwill and requires us to perform goodwill impairment tests annually or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. We assess any potential impairment using a two-step process. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires us to compare the fair value of our total company, as measured by market capitalization to our net book value. If our fair value is greater, then no impairment is indicated. If our fair value is less than the net carrying value of its assets, then we are required to perform the second step to determine the amount, if any, of goodwill impairment. In step two, the implied fair value of goodwill is calculated and compared to its carrying amount. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating our fair value to all of our assets and liabilities including intangible assets such as in process research and development and developed technology as if we had been acquired in a hypothetical business combination as of the date of the impairment test. We engaged an independent valuation firm to assist with the evaluation, including the assessment of our estimated fair value and the hypothetical purchase price allocations.

As a result of an interim goodwill impairment test performed in 2006, we recognized a $23.7 million non-cash loss for the impairment of goodwill based on an assessment that the implied value of goodwill was $7.9 million. Since 2006, based on our 2007 annual evaluation, we have had no further indications of impairment on our goodwill balance.

Other Assets

Other assets consists of a $200,000 certificate of deposit that is pledged as collateral for the Bothell facility lease.

Accrued Restructure Charges

We follow the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, as it relates to our facilities in Bothell, Washington, employee termination benefits and lease termination fees for facilities related to our administrative office space in Seattle. As a result, we have recorded restructure charges on the operating leases for these facilities. Accrued

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies  – (continued)

restructure charges, and in particular those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. We use a risk-free annual interest rate of 10%. The assumptions as to estimated sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates periodically and adjust the accrual when necessary.

Stock Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” or SFAS No. 123R, and elected to adopt the modified prospective application method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as an expense over the requisite service period. For stock awards granted after January 1, 2006, stock-based compensation expenses are recognized over the option vesting period under the straight-line attribution method. For stock awards granted prior to 2006, stock-based compensation expenses are recognized under the multiple option method prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Previously reported amounts have not been restated.

Prior to January 1, 2006, we presented pro forma disclosure of stock-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, and accounted for stock options under the provisions of Accounting Principles Board, or APB,Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method and generally results in the recognition of no compensation cost for employee stock option grants when priced at the fair value per share on the date of grant. We did not recognize any compensation expense for options granted to employees or directors because we grant all options at fair market value on the date of grant. If we had elected to recognize compensation expense based on the fair market value at the grant dates for the stock options granted, the pro forma net loss and net loss per common share would have been as follows:

For the Year Ended December 31, 2005
Net loss:
As reported	$(19,198,000)
Add: Stock-based compensation under SFAS No. 123	(1,372,000)
Pro forma	$(20,570,000)
Basic net loss per share:
As reported	$(2.24)
Pro forma	(2.40)

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

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies  – (continued)

We initially defer revenue from nonrefundable, up-front license fees and technology access payments and then recognize it systematically over the service period of the collaborative agreement, which is often the development period. We recognize revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements. We recognize revenue under research and development contracts as the related costs are incurred. When contracts include multiple elements we follow the Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires us to satisfy the following before revenue can be recognized:

(1)	the delivered items have value to the customer on a stand-alone basis,
(2)	any undelivered items have objective and reliable evidence of fair value, and
(3)	delivery or performance is probable and within our control for any delivered items that have a right of return.

We have determined that for these contracts the manufacturing and the research and development activities can be accounted for as separate units of accounting, and we allocate the revenue to each unit based on relative fair value. We classify advance payments received in excess of amounts earned as deferred revenue.

Significant Revenue Relationships and Concentration of Risk

Our primary source of revenue is from our collaborative agreements. In 2007, revenues under our subcontract with the National Institute of Allergy and Infectious Diseases, or NIAID, accounted for the most significant portion of our revenue, followed by revenues from our collaborations with Celladon Corporation, or Celladon, and the International AIDS Vaccine Initiative, or IAVI. During 2006 the most significant portion of our revenues was from our collaboration with Celladon, and in 2005, revenues under our collaboration with IAVI accounted for a substantial portion of our revenue. During 2005, we were named as a subcontractor to receive up to $18.2 million of a five-year, $22 million NIAID contract awarded to The Research Institute at Nationwide Children’s Hospital (formerly known as the Columbus Children’s Research Institute), or NCH, in collaboration with The Children’s Hospital of Philadelphia, or CHOP, which extended the scope of our adeno-associated viral vectors, or AAV-based HIV/AIDS vaccine program for use in the developed world. For 2008, we expect to earn revenues from the NIAID-funded HIV/AIDS vaccine collaboration and the Celladon heart failure collaboration. A significant change in the level of work or timing of work activities and the funding received from any of these collaborations could disrupt our business and adversely affect our cash flow and results of operations.

Research and Development Costs

Research and development costs include salaries, costs of outside collaborators and outside services, clinical trial expenses, royalty and license costs and allocated facility, occupancy and utility expenses. We expense research and development costs as incurred. Costs related to programs conducted under collaborative agreements that result in collaborative revenue totaled approximately $10.3 million in 2007, $5.6 million in 2006 and $8.2 million in 2005.

Operating Leases

We have operating leases for our laboratory, manufacturing and office space facilities located in Seattle and Bothell, Washington. These lease agreements contain rent escalation clauses and rent holidays. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases in our consolidated statement of operations. When we make leasehold improvements to our facilities, we amortize them over the shorter of the useful life of

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies  – (continued)

the asset or the remaining term of the lease. We currently have $176,000 of leasehold improvements related to our Seattle facilities that we are amortizing over the shorter of the useful life of the asset or the remainder of the current lease terms, which expire at the end of the first quarter of 2009 for our main laboratory, manufacturing and office facility and at the end of the first quarter of 2014 for our administrative office space. Rent for our Bothell facility is recorded as restructure charges in our consolidated statement of operations and the lease expires at the end of the second quarter of 2015.

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported, our diluted net loss per share is the same as our basic net loss per share because all stock options, restricted stock units, warrants and other potentially dilutive securities are antidilutive with respect to computing our net loss per share and therefore are excluded from our calculation of diluted net loss per share. The total number of shares that we excluded from the calculations of net loss per share were 9,229,250 shares in 2007, 1,035,085 shares in 2006 and 904,087 shares in 2005.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of the adoption of SFAS No. 159.

In July 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption is not permitted. The adoption of EITF 07-3 will change our policy on nonrefundable prepayments for research and development services whereby such costs will be deferred and recognized as the services are rendered as compared to the existing policy whereby such payments are charged to research and development expense as paid. This change may have an impact on financial condition and the results of operations in future periods.

In December 2007, FASB’s EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies  – (continued)

statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 is effective for all of our collaborations existing after January 1, 2009. We are in the process of evaluating the effect of the adoption of EITF 07-1.

2. Liquidity and Management’s Plans

We have prepared the accompanying financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception, we have negative operating cash flows and have an accumulated deficit of $300.2 million as of December 31, 2007. Our cash balance as of December 31, 2007 was $16.4 million, our accounts receivable balance was $2.6 million and our current liabilities were $4.7 million. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Under our operating plan for 2008, we project 2008 net operating cash flow deficits of approximately $12 million to $14 million. This projection assumes that we complete all of the planned development activities for each of our funded projects, resulting in up to approximately $8.0 million to $9.0 million of 2008 funding from our collaborative partners. The projected 2008 net operating cash flow deficit also assumes that we achieve our current operating plan, which includes measured spending to support our self-funded inflammatory arthritis program, a freeze on new hires and a termination of certain discovery research programs.

We believe that our current resources and the cash we expect to receive from our collaborative partners are sufficient to fund our planned operations into 2009. We intend to seek additional financing in order to fund our operations through 2009; however, we can not provide assurances that we will be successful in obtaining additional financing when and as needed in the future. If we do not raise additional funds, we would be forced to preserve our cash position through a combination of cost reduction measures, which may include a reduction in workforce, termination of additional discovery research programs, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders.

3. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
Furniture and equipment	$7,313,000	$6,862,000
Leasehold improvements	9,289,000	9,256,000
	16,602,000	16,118,000
Less accumulated depreciation and amortization	(15,550,000)	(15,018,000)
	$1,052,000	$1,100,000

We finance a portion of our equipment through equipment financing arrangements, which include extensions and purchase options and require us to pledge the financed equipment as security. The cost of equipment that has been pledged under financing arrangements totaled $50,000 at December 31, 2007 and $335,000 at December 31, 2006.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructure Charges

In 2002, we began to pursue options to sublease, or terminate, our lease on the Bothell facility. We record accrued restructure charges as they relate to the lease on this facility. Accrued restructure charges represent our best estimate of the fair value of the liability remaining under the lease and are computed as the present value of the difference between the remaining lease payments due less the net of sublease income and expense. These assumptions are periodically reviewed and adjustments are made to the accrued restructure charge when necessary. We record accretion expense based upon the estimated cost and the present value of these costs using an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructure charge in the accompanying consolidated statements of operations.

The tables below present our total estimated restructure charges and a reconciliation of the associated liability:

	Employee Termination Benefits	Contract Termination Costs	Other Associated Costs	Total
Incurred in 2002	$725,000	$1,602,000	$—	$2,327,000
Incurred in 2003	5,000	5,153,000	32,000	5,190,000
Incurred in 2004	—	884,000	—	884,000
Incurred in 2005	—	1,709,000	—	1,709,000
Incurred in 2006	221,000	1,785,000	—	2,006,000
Incurred in 2007	—	2,148,000	—	2,148,000
Cumulative incurred to date	951,000	13,281,000	32,000	14,264,000
Estimated future charges attributable to accretion	—	3,783,000	—	3,783,000
Total expected to be incurred	$951,000	$17,064,000	$32,000	$18,047,000

Restructure Costs
December 31, 2006 accrued liability	$7,377,000
Charges related to changes in sublease assumptions	1,421,000
Accretion expense	727,000
Amount paid in 2007	(1,382,000)
December 31, 2007 accrued liability	$8,143,000

During 2007, we recorded additional restructure charges of $1.2 million as a result of updating our estimates of costs and sublease income associated with exiting the Bothell facility. We updated our sublease expectations to reflect our evaluation of our ability to sublease the Bothell facility in light of tightening credit markets and deteriorating conditions in the Bothell real estate market. Based on a number of factors including a continued increase in vacancy rates in the Bothell market and an increase in available office space in the competing downtown real estate markets we concluded that we will not be able to successfully sublease the facility. We removed our assumptions related to sublease income and the related tenant improvements. The fiscal year 2007 impact of the additional restructure charges for these changes in our estimates decreased basic and diluted loss per share by $0.09. In addition to these adjustments to the accrued restructure liability, we incurred $727,000 of accretion expense in 2007. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying consolidated statement of operations.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restructure Charges  – (continued)

Through December 31, 2007, we have recorded contract termination costs totaling $12.1 million for our Bothell facility. We expect to incur an additional $3.8 million in accretion expense and pay $11.9 million in rent through the expiration of the Bothell lease in September 2015. We periodically evaluate our restructure estimates and assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances. If we decide to resume use of the Bothell facility, any remaining accrued restructure charges related to the facility will be reversed. This reversal would be reflected as a reduction of restructure expenses and reflected in the period in which use is resumed. We are unable to determine the likelihood of any future adjustments to our accrued restructure charges. We have a $200,000 certificate of deposit recorded within other assets that is pledged as collateral for the Bothell facility lease.

5. Long-Term Obligations

Long-term obligations consisted of the following:

	December 31,
	2007	2006
Loan payable to Biogen Idec	$335,000	$1,672,000
Equipment financing obligation	1,000	27,000
	336,000	1,699,000
Less current portion	(336,000)	(1,129,000)
Long term obligation	$—	$570,000

As of December 31, 2007, we owed $335,000 to Biogen Idec, a beneficial owner of approximately 11% of our outstanding common shares. This debt is the remaining balance of a $10.0 million loan from Biogen Idec initiated in 2001. Outstanding borrowings under this unsecured loan agreement bear interest at the one-year London Interbank Offered Rate, or LIBOR, plus 1%, which is reset quarterly. The loan contains financial covenants establishing limits on our ability to declare or pay cash dividends.

In 2006, we signed an agreement to restructure the remaining $8.15 million of debt payable to Biogen Idec. Under the agreement, Biogen Idec agreed to exchange $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million and we agreed to immediately pay $500,000 of the remaining debt. The terms of the restructure resulted in a loan payable balance of $2.2 million, which consisted of $2.0 million principal and $167,000 of estimated future interest payments to be paid to Biogen Idec in two installments: $1.0 million plus accrued interest, which we paid on August 1, 2007, with the remaining loan balance due on August 1, 2008. According to SFAS No. 15, “Accounting by Debtors and Creditors of Troubled Debt Restructures,” we accounted for this transaction as a troubled debt restructure which resulted in a gain on debt restructure of $2.6 million and decreased basic and diluted loss per share by $0.26. We calculated the gain as the difference between the original principal and interest payments due on the Biogen Idec debt as compared to the cash payments made, the fair value of the common stock issued in the debt restructure and the remaining principal and interest payments due. Until the loan balance is repaid, we must apply one-third of certain up-front payments received from future corporate collaborations and one-third of certain milestone payments to the outstanding balance on this loan payable, first to repayment of any accrued and unpaid interest on the principal being repaid, and second to the repayment of outstanding principal. Since December 2006, as a result of the receipt of upfront and milestone payments, we have made principal and interest payments totaling $917,000. As a result of these payments our obligations to Biogen Idec under this loan as of December 31, 2007 is $335,000 including principal of $248,000 and interest of $87,000.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-Term Obligations  – (continued)

Our equipment financing obligation relates to secured financing for the purchase of capital equipment and leasehold improvements. This obligation bears interest at 8.98% and matured in February 2008.

6. Commitments

We lease our laboratory, manufacturing and office facilities in Seattle, Washington under two non-cancelable operating leases. The lease on our primary laboratory, manufacturing and office space expires in April 2009 and contains an option to renew the lease for a five-year period. The lease on our administrative office space expires in April 2014 and contains an option to extend the lease for an additional five years. We lease a facility in Bothell, Washington under a non-cancelable operating lease that expires in September 2015, which was intended to accommodate future manufacturing of our product candidates. We follow SFAS No. 146 as it relates to our Bothell facility lease and have recorded an accrued restructure liability of $8.1 million as of December 31, 2007. This accrual represents the estimated fair value of this liability based on the present value of future lease payments, net of assumed sublease payments. Future lease payments on our facility in Bothell will reduce the amount of the accrued restructure liability and are included in future minimum lease payments under non-cancelable operating leases which are as follows:

Year Ended December 31,	Bothell Facility	Research and Office Facility	Total
2008	$1,362,000	$758,000	$2,120,000
2009	1,362,000	276,000	1,638,000
2010	1,431,000	115,000	1,546,000
2011	1,636,000	115,000	1,751,000
2012	1,636,000	115,000	1,751,000
Thereafter	4,498,000	143,000	4,641,000
Total minimum lease payments	$11,925,000	$1,522,000	$13,447,000

We recognized rent expense under operating leases of $977,000 in 2007, $869,000 in 2006 and $1.4 million in 2005.

7. Investment in Chromos Molecular Systems, Inc.

In 2004, our majority-owned subsidiary, CellExSys Inc., was acquired by and merged into Chromos. Chromos is a publicly traded company whose common stock is traded on the Toronto Stock Exchange. Trading of Chromos securities is currently suspended. At the time of the sale, we owned approximately 79% of CellExSys. As a result of the sale of CellExSys, we received approximately 1.2 million shares of Chromos common stock and a 79% share of any payments made by Chromos under an interest bearing debenture issued by Chromos. Periodically we sold these securities on a specific identification method based on when we received the shares. We recorded our common stock investment in Chromos at fair market value and recorded changes in the fair market value of this stock in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet. Through December 31, 2007, we periodically evaluated our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Chromos Molecular Systems, Inc.  – (continued)

In 2005, we recorded a $63,000 charge to investment income to write down the carrying value of the debenture to zero and a $181,000 other-than-temporary impairment charge relating to the securities we held based on Chromos’ financial condition and a decline in the value of the Chromos securities. During 2005, Chromos issued to us approximately 1.9 million shares in connection with payment of the debenture. As the carrying value of the debenture was zero at the time of payment, we recorded the market value of the shares received as investment income. During 2005, we sold 370,000 shares of Chromos stock and recognized a net loss of $32,000. The net impact of these charges and the conversion of the debenture was a $1,000 gain. We sold an additional 100,000 shares in 2007 and 280,000 shares in 2006, which resulted in remaining holdings of Chromos stock of 2.4 million shares at December 31, 2007. We recognized a realized gain of $1,000 in 2007 and $8,000 in 2006 related to the sale of these shares.

During 2007, we determined that our investment was other-than-temporarily impaired and the fair value of our investment was zero due to the declining market value of Chromos’ stock and a decline in Chromos’ financial position. Accordingly, we wrote the asset down to the fair market value of the Chromos stock and recognized realized losses of $341,000.

Following is a summary of our Investment activity for the period ended December 31, 2007:

	Fair Value	Unrealized Losses	Proceeds from the Sale of Securities	Net Realized Loss
Marketable equity securities	$—	$—	$16,000	$340,000

8. Goodwill

We perform goodwill impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on an annual basis or more frequently if events and changes in business conditions indicate that the carrying amount of our goodwill may not be recoverable. Normally, we perform our annual impairment test as of October 1. However, in the second quarter of 2006, as a result of a decline in the market price of our common stock to a level that reduced our market capitalization to an amount less than the fair value of our net assets, we concluded that this was an indicator of impairment of our goodwill and therefore performed an interim goodwill impairment test. In the first step of this testing, since we are comprised of only one reporting unit, we compared our fair value, as measured by market capitalization and discounted cash flow analysis, to the net carrying value of our assets. Since our indicated fair value in this test was less than the net carrying value of our assets, we performed the second step of the evaluation to measure the amount of the impairment loss. This analysis required us to determine the implied value of goodwill by allocating our estimated fair value to assets and liabilities including intangible assets such as in-process research and development, completed technology, and trademarks and trade names using a hypothetical purchase price allocation as if we had been acquired in a business combination as of the date of the impairment test. This evaluation resulted in an implied goodwill balance of $7.9 million and a second quarter 2006 non-cash goodwill impairment charge of $23.7 million. Since the second quarter of 2006, based on our 2007 annual evaluation, we have had no further indications of impairment on our goodwill balance.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Other Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in equity. Comprehensive loss includes unrealized gains and losses from investments and foreign currency translations on our common stock investment in Chromos, as presented in the following table:

	December 31,
	2007	2006	2005
Net loss as reported	$(16,127,000)	$(33,990,000)	$(19,198,000)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	54,000	(16,000)	(37,000)
Foreign currency translation adjustment	(15,000)	(2,000)	16,000
Total other comprehensive loss	$(16,088,000)	$(34,008,000)	$(19,219,000)

10. Shareholders’ Equity

Stock Purchase Warrants

As of December 31, 2007, we have the following warrants outstanding and exercisable to purchase shares of our common stock:

	Outstanding and Exercisable	Exercise Price	Expiration
Alkermes	100,000	$41.60	June 9, 2009
January 2007 private placement	779,119	5.41	January 11, 2012
June 2007 private placement	7,034,782	3.25	June 27, 2012
Total warrants	7,913,901

In 1999, in connection with a technology license agreement, we issued to Alkermes, Inc. a warrant to purchase 100,000 shares of our common stock at an exercise price of $25.00 per share, which expired in June 2007, and a warrant to purchase 100,000 shares of our common stock at an exercise price of $41.60 per share, expiring in June 2009.

On January 11, 2007, in connection with a private placement, we issued warrants to purchase up to 763,000 shares of our common stock. These warrants expire in January 2012 and are exercisable at a price of $5.41 per share. We also issued a warrant to purchase 16,119 shares of our common stock with the same terms as those issued pursuant to the private placement as compensation to the placement agent in this transaction.

On June 27, 2007, in connection with a private placement, we issued warrants to purchase up to 6.7 million shares of our common stock. These warrants expire in June 2012 and are exercisable at a price of $3.25 per share. We also issued a warrant to purchase 334,989 shares of our common stock with the same terms as those issued pursuant to our private placement as compensation to the placement agent in this transaction.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity  – (continued)

Stock Based Compensation

In May 2007, our shareholders approved our proposal to amend, restate and rename the Targeted Genetics Corporation 1999 Stock Option Plan into the Targeted Genetics Corporation Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan provides for the issuance of long-term incentive awards (Awards) in the form of nonqualified and incentive stock options (Options), stock appreciation rights, stock grants and restricted stock units. The Awards and Options may be granted by our Board of Directors to our employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to us. The exercise price for Options must not be less than the fair market value of the shares on the date of grant. Options expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. In 2006, as part of an employee retention plan, we granted options to purchase an aggregate of 306,500 shares of our common stock with a twelve-month vesting period. Restricted stock units expire no later than 10 years from the date of grant and generally vest over a three-year period following the date of grant. Every non-employee member of our Board of Directors receives an annual nonqualified stock option or restricted stock unit grant and these awards cliff vest on the one year anniversary of the date of grant provided the grantee continues service to us. Upon the exercise of stock options and the vesting of restricted stock units, we issue new shares from shares reserved for issuance under our Stock Incentive Plan.

Effective January 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires us to expense the fair value of share-based payments granted over the vesting period. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R. We value awards granted subsequent to January 1, 2006 at fair value in accordance with provisions of SFAS No. 123R and recognize stock-based compensation expense on a straight line basis over the service period of each award. Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, we may record adjustments to increase or decrease compensation expense in future periods. For example, in the fourth quarter of 2007, we recorded an additional $229,000 of stock-based compensation expense due to refinements in our estimates of forfeitures. This adjustment increased our basic and diluted loss per share by $0.01.

Following is a summary of our stock-based compensation expense for the twelve months ended December 31, 2007:

	December 31,
	2007	2006
Stock options:
Research and development expense	$355,000	$465,000
General and administrative expense	240,000	396,000
Restricted stock units:
Research and development expense	153,000	—
General and administrative expense	218,000	—
Total stock-based compensation expense	$966,000	$861,000

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity  – (continued)

Stock Options

The following table summarizes activity related to our Options:

	Shares	Weighted Average Exercise Price	Remaining Average Contractual Term	Intrinsic Value
Balance, December 31, 2004	609,305	$23.60
Granted	152,820	8.80
Exercised	(6,791)	4.10
Expired	(8,450)	39.10
Forfeited	(42,796)	16.10
Outstanding, December 31, 2005	704,088	20.90
Granted	349,800	3.28
Exercised	(28,188)	2.70
Expired	(7,963)	43.83
Forfeited	(182,652)	13.94
Outstanding, December 31, 2006	835,085	15.39
Granted	15,800	3.88
Exercised	(12,632)	3.10
Expired	(13,892)	40.66
Forfeited	(45,512)	8.96
Outstanding, December 31, 2007	778,849	15.28	6.23	$—
Exercisable at December 31, 2007	704,801	$16.04	6.08	$—

The aggregate intrinsic value is determined using the closing price of our common stock of $1.54 on December 31, 2007. The intrinsic value of stock options exercised was $22,000 in 2007, $94,000 in 2006 and $16,000 in 2005. We received $39,000 from the exercise of stock options for the year ended December 31, 2007.

As of December 31, 2007, total unrecognized compensation cost related to unvested options was approximately $131,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately one year.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity  – (continued)

The following table summarizes information regarding our outstanding and exercisable Options at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$1.80 – $3.24	93,483	$2.50	7.95	82,951	$2.54
3.80 – 3.80	187,000	3.80	8.44	187,000	3.80
3.87 – 9.10	166,536	7.28	6.83	120,909	7.29
10.80 – 14.90	157,045	13.10	6.02	139,673	13.10
15.30 – 148.80	174,785	43.97	2.58	174,268	44.03
Balance, December 31, 2007	778,849	15.28	6.23	704,801	16.04

The fair value of each Option is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The weighted average fair value of options granted was $3.09 per share in 2007, $1.84 per share in 2006 and $7.50 per share in 2005. The following are the assumptions for the periods noted:

	2007	2006	2005
Expected dividend rate	Nil	Nil	Nil
Expected stock price volatility range	1.05 – 1.11	1.05 – 1.11	1.09 – 1.12
Risk-free interest rate range	4.54 – 4.58%	4.25 – 4.85%	3.63 – 4.36%
Expected life of options range	4 – 5 years	4 – 5 years	4 – 5 years

Expected Dividend:  We do not anticipate any dividends. The terms of our Biogen Idec loan restrict our ability to declare or pay dividends.

Expected Life:  Our expected life represents the period that we expect our stock-based awards to be outstanding. We determine expected life based on historical experience and vesting schedules of similar awards.

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

Forfeiture Rate:  We apply an estimated forfeiture rate that we derived from historical forfeited shares. If the actual number of forfeitures differs from our estimates, we may record additional adjustments to compensation expense in future periods.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity  – (continued)

Restricted Stock Units

	Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—
Granted	542,000	3.07
Vested	—	—
Forfeited	(5,500)	3.14
Nonvested, December 31, 2007	536,500	3.07

The fair value of each Award is estimated on the date of the grant using the closing market price of our traded securities. As of December 31, 2007, total unrecognized compensation cost related to unvested restricted stock units was approximately $898,000, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately two years.

Reserved Shares

As of December 31, 2007, we had reserved shares of our common stock for future issuance as follows:

Shares Reserved
Stock options and restricted stock units outstanding	1,315,349
Available for future grants under Stock Incentive Plan	872,136
Stock purchase warrants	7,913,901
Total shares reserved	10,101,386

As of December 31, 2007, authorized unreserved shares were 84,453. On January 11, 2008, our shareholders approved an increase in authorized shares of 15,000,000 resulting in authorized unreserved shares of 15,084,453.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Collaborative and Other Agreements

We have entered into various product development relationships and license arrangements with pharmaceutical and biotechnology companies and non-profit organizations. Under these partnerships, we typically are reimbursed for research and development activities we perform and in certain cases; we have received milestone and upfront payments and may receive product sales and royalties from commercialization. Revenues earned under our research and development collaborations and license agreements are as follows:

	Year Ended December 31,
	2007	2006	2005
IAVI	$309,000	$2,262,000	$5,588,000
Celladon	3,982,000	4,220,000	777,000
NIAID	5,389,000	1,548,000	—
AMT license	600,000	1,750,000	—
Sirna and other	52,000	84,000	509,000
	$10,332,000	$9,864,000	$6,874,000

International AIDS Vaccine Initiative Agreement

In 2000, we entered into a three-year development collaboration with IAVI and NCH (formerly known as Columbus Children’s Research Institute) to develop a vaccine to protect against the progression of HIV infection to AIDS. The collaboration originally had a three-year term and was extended several times until 2006 when the program was further extended until the expiration of the term of the last patent within the patent rights controlled by us and utilized in the IAVI vaccine. Under the terms of the collaboration, IAVI provides funding to us to support development, preclinical studies and manufacturing of product for clinical trials on a cost reimbursement basis. IAVI independently monitors and funds clinical development costs under the collaboration.

In 2006, in connection with the extension of the collaboration we also received the rights to utilize the findings from the IAVI-funded program to develop and commercialize HIV/AIDS vaccines for both the developed world and for any additional vaccine candidates. We granted IAVI the rights to technology and intellectual property utilized in the programs for use in their efforts to develop an HIV/AIDS vaccine for the developing world. Among other rights granted under this agreement, IAVI retains the exclusive rights for commercialization in the developing world of any HIV/AIDS vaccine that is developed under the collaboration, and will receive a royalty on income received by us from the commercialization of certain vaccines. We also issued IAVI a small number of shares of our common stock. Since inception, we have received $28.5 million in funding from IAVI for the development of HIV/AIDS vaccines for the developing world.

Celladon Collaboration

In 2004, we formed a collaboration with Celladon focused on the development of AAV-based drugs for the treatment of heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased 395,413 shares of our common stock at $15.20 per share resulting in net proceeds to us of $6.0 million. We recorded the proceeds as equity at the fair value of the common stock, which approximated market value. During 2007, we earned $4.0 million from our development activities under the Celladon collaboration, which consisted primarily of internal development and manufacturing efforts. At the inception of the agreement we agreed to contribute up to $2.0 million to support these development activities and then to be reimbursed for efforts over that amount. We met this $2.0 million threshold during 2005. We are also entitled to receive milestone payments during the development of product candidates under the collaboration as well as royalties and manufacturing profits from the commercialization of product candidates developed under the collaboration. In

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Collaborative and Other Agreements  – (continued)

May 2007, we received a milestone payment upon the initiation of the Phase I clinical trial for our partnered heart failure product candidate. Our current work plan, agreed to in the first quarter of 2008, extends to January 2010.

National Institute of Allergy and Infectious Diseases

In 2005, we extended the scope of our HIV/AIDS vaccine program to include the developed world via a contract awarded by the NIAID to NCH in collaboration with CHOP and us. Under this program, we may receive up to $18.2 million over five years for the development, manufacture and preclinical testing of vaccine candidates. Investigators at CHOP and NCH will design the vaccine candidates and we will manufacture the vectors for the clinical testing that will be conducted in the U.S. The direct costs of any clinical trials will be borne by the NIAID and are not part of the contract. This NIAID-funded vaccine program will complement work performed under the IAVI vaccine program. In addition, this program focuses on candidate HIV/AIDS vaccines for both the developed world and the developing world. Consequently, the vaccine candidates that we will be evaluating in this program will include certain HIV genes of types that are common in the western world. We began work on our portion of the collaboration in the first quarter of 2006. The NIAID awards funding under this program in annual installments. Through December 31, 2007 total cumulative funding awarded to us under our subcontract is $11.9 million for the performance period through August 30, 2008. Through December 31, 2007 we have recognized cumulative revenues of $6.9 million from this subcontract.

Amsterdam Molecular Therapeutics B.V.

In 2006, we granted a non-exclusive perpetual license to Amsterdam Molecular Therapeutics, or AMT, for the patent rights related to an AAV1 vector gene delivery system. Under the agreement, we sublicensed certain patent rights under our license with the University of Pennsylvania, or Penn, and AMT paid us an upfront payment of $1.75 million. We may receive milestone payments based on the progress of the licensed products from clinical trial phases to regulatory approvals and royalties based on a percentage of net sales of the licensed products. In September 2007, we received a milestone payment upon initiation of a clinical trial for the first such product candidate, AMT-011, an AAV1-based therapy for a metabolic disease called lipoprotein lipase, or LPL, deficiency.

Sirna Therapeutics Collaboration

In 2005, we established a collaboration with Sirna to develop AAV-based approaches to treating Huntington’s disease, or HD. Sirna, now a wholly-owned subsidiary of Merck & Co., Inc., or Merck, is a leader in the effort to create RNA interference, or RNAi,-based therapies and leverage the potential of this technology to ultimately treat patients in need. Under the terms of the collaboration, we and Sirna agreed to co-develop HD product candidates, whereby we shared the costs of development and any potential future revenues that result from the collaboration. We and Sirna split the development costs evenly. We recorded revenue and Sirna reimbursed us for our program costs that exceeded more than half of the total collaboration costs. Costs and reimbursements associated with the program were negligible in 2007.

Sirna was purchased by Merck in December 2006. Following a subsequent review by the Merck Research Laboratories, or MRL, certain programs at Sirna were determined to be outside of the broader MRL objectives. As such, we and Merck are in the process of negotiating changes to our collaboration agreement that would bring the HD program fully into our development pipeline.

12. Employee Retirement Plan

We sponsor an employee retirement plan under Section 401(k) of the Internal Revenue Code. All of our employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made at the discretion of our Board of Directors and were

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employee Retirement Plan  – (continued)

$90,000 in 2007, $17,000 in 2006 and $165,000 in 2005. We suspended matching contributions effective February 1, 2006 and reinstated matching contributions effective January 1, 2007.

13. Income Taxes

At December 31, 2007, we had net operating loss carry-forwards of approximately $191.7 million and research tax credit carry-forwards of approximately $5.7 million. The carry-forwards will begin to expire in 2008 if not utilized, and may be further subject to the application of Section 382 of the Internal Revenue Code of 1986, as amended, as discussed further below. We have provided a valuation allowance to offset the deferred tax assets, due to the uncertainty of realizing the benefits of the net deferred tax asset.

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carry-forwards	$65,160,000	$60,770,000
Capital loss carry-forwards	2,110,000	2,000,000
Research and orphan drug credit carry-forwards	5,740,000	8,010,000
Depreciation and amortization	2,340,000	2,410,000
Restructure and other	3,720,000	3,520,000
Gross deferred tax assets	79,070,000	76,710,000
Valuation allowance for deferred tax assets	(79,070,000)	(76,710,000)
Net deferred tax asset	$—	$—

The increase in the valuation allowance was $2.4 million for 2007 and $4.0 million for 2006. The capital losses generated by the sale of Chromos shares may only be carried forward to offset future capital gains and will begin to expire after 2009 if not utilized. Our valuation allowances as of December 31, 2007 and December 31, 2006 include an allowance for the capital loss carry-forward.

Past sales and issuances of our stock have likely resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended. Changes in ownership may result in limitations on the utilization of net operating loss and tax credit carry-forwards causing all or a portion of the carry-forwards to expire unused. We have not done a full analysis to determine potential changes in ownership because any resulting change in the gross amount of net operating loss and tax credit carry-forwards would be offset by a corresponding change in the valuation allowance thereby eliminating any profit and loss adjustment.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN No. 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes,” we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN No. 48 to all tax positions for which the statute of limitations remained open. We do not have any material unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

TARGETED GENETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

We are only subject to income taxes in the U.S. federal jurisdiction. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal tax examinations by tax authorities for the years before 2004. However, tax years from 1993 to 2003 may be subject to examination in the event that we utilize the NOLs from those years in our current or future year tax returns.

We have a policy of recognizing interest and penalties accrued related to unrecognized tax benefits as additional tax expense for all periods presented. We did not recognize any interest or penalties in the fiscal years ended 2007, 2006 or 2005. We have not accrued any interest or penalties at December 31, 2007 and 2006.

As part of the implementation of FIN No. 48, we analyzed the ability to sustain our research credit carryforwards based solely on the technical merits of the credit calculations. Based on this analysis, we have adjusted our research credit carryforwards down by approximately $2.7 million, before valuation allowance, as of December 31, 2007 to reflect the amount of credit that we believe is more likely than not to be sustained upon examination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining an adequate internal control structure and procedures over our financial reporting. Our management evaluated, with the participation of the Chief Executive Officer and our Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework.

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

Based on its evaluation, our management concluded that our internal control over financial reporting as of December 31, 2007 was effective.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant

The information required by this Item is incorporated by reference to the sections captioned “Proposal One — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on May 15, 2008.

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

Item 11. Executive Compensation

The information required by this Item with respect to executive compensation is incorporated by reference to the sections captioned “Proposal One — Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 15, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the section captioned “Security Ownership” and “Executive Compensation — Equity Compensation Plan Information” in the proxy statement for our annual meeting of shareholders to be held on May 15, 2008.

Item 13. Certain Relationships and Related Transactions

The information required by this Item with respect to certain relationships and related-party transactions is incorporated by reference to the sections captioned “Proposal One — Election of Directors” and “Executive Compensation — Post-Employment Compensation” in the proxy statement for our annual meeting of shareholders to be held on May 15, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Proposal Two — Ratification of the Selection of Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on May 15, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Seattle, state of Washington, on March 25, 2008.

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

Signature	Title	Date
/s/ H. Stewart Parker H. Stewart Parker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008
/s/ David J. Poston David J. Poston	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	March 25, 2008
/s/ Jeremy L. Curnock Cook Jeremy L. Curnock Cook	Chairman of the Board	March 25, 2008
/s/ Jack L. Bowman Jack L. Bowman	Director	March 25, 2008
/s/ Joseph M. Davie, Ph.D., M.D. Joseph M. Davie, Ph.D., M.D.	Director	March 25, 2008
/s/ Roger L. Hawley Roger L. Hawley	Director	March 25, 2008
/s/ Nelson L. Levy, Ph.D., M.D Nelson L. Levy, Ph.D., M.D.	Director	March 25, 2008
/s/ Michael S. Perry, D.V.M., Ph.D Michael S. Perry, D.V.M., Ph.D.	Director	March 25, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date of First Filing	Exhibit Number
3.1	Restated Articles of Incorporation	8-K	1/30/08	3.1
3.2	Amended and Restated Bylaws	8-K	12/28/07	3.1
4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2
4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007	8-K	6/25/07	10.2
10.1	Form of Indemnification Agreement between Targeted Genetics Corporation and its officers and directors	10-K	3/23/00	10.1
10.2	Form of Senior Management Employment Agreement between Targeted Genetics Corporation and certain executive officers	10-K	3/17/97	10.2
10.3	Change in Control Agreement, dated as of September 14, 2006, between Targeted Genetics Corporation and David J. Poston	8-K	9/20/06	10.1
10.4	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and H. Stewart Parker	8-K	3/12/08	10.1
10.5	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and Barrie J. Carter	8-K	3/12/08	10.2
10.6	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and David J. Poston	8-K	3/12/08	10.3
10.7	Gene Transfer Technology License Agreement, dated as of February 18, 1992, between Immunex Corporation and Targeted Genetics Corporation*	10-K	3/23/00	10.3
10.8	Exclusive Sublicense Agreement, dated June 9, 1999, between Targeted Genetics Corporation and Alkermes, Inc.*	10-Q	8/5/99	10.36
10.8(a)	Amendment Agreement to Exclusive Sublicense Agreement, dated as of March 12, 2002, between Targeted Genetics Corporation and Alkermes, Inc.*	10-K	3/12/04	10.52
10.8(b)	Amendment No. 2 to Exclusive Sublicense Agreement, dated as of May 29, 2003, between Targeted Genetics Corporation and Alkermes, Inc.*	8-K	7/22/03	10.01
10.8(c)	Amendment No. 3 to Exclusive Sublicense Agreement, dated as of March 9, 2007, between Targeted Genetics Corporation and Alkermes, Inc.*	10-K	3/29/07	10.5(c)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date of First Filing	Exhibit Number
10.9	Termination Agreement, dated March 31, 2004, among Targeted Genetics, Elan Corporation PLC, Elan Pharma International Limited, Elan International Services, Ltd. and Emerald Gene Systems, Ltd.*	8-K	4/06/04	99.2
10.10	Funding Agreement, dated as of August 8, 2000, between Targeted Genetics Corporation and Biogen, Inc.	8-K	9/13/00	10.2
10.10(a)	Amendment to Funding Agreement, dated as of July 14, 2003, between Targeted Genetics Corporation and Biogen, Inc.	8-K	7/22/03	10.03
10.10(b)	Amendment No. 2 to Funding Agreement, dated September 1, 2005, between Targeted Genetics Corporation and Biogen Idec	8-K	9/1/05	10.1
10.10(c)	Amendment No. 3 to Funding Agreement, dated November 7, 2006, between Targeted Genetics Corporation and Biogen Idec MA Inc.	8-K	11/7/06	10.1
10.11	Amended and Restated Promissory Note, dated November 7, 2006, issued by Targeted Genetics Corporation to Biogen Idec MA Inc.	8-K	11/7/06	10.2
10.12	Collaboration Agreement, dated December 31, 2004, between Targeted Genetics Corporation and Celladon Corporation*	10-K	3/4/05	10.56
10.13	Manufacturing Agreement, dated December 31, 2004, between Targeted Genetics Corporation and Celladon Corporation*	10-K	3/4/05	10.57
10.14	Common Stock Purchase Agreement, dated December 31, 2004, by and among Targeted Genetics Corporation, Enterprise Partners and Venrock Partners	10-K	3/4/05	10.58
10.15	Agreement Under an NIH Prime Award, dated February 8, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics Corporation*	10-K	3/16/06	10.36
10.15(a)	Modification of Agreement, dated October 27, 2006, between The Children’s Hospital of Philadelphia and Targeted Genetics Corporation	8-K	11/1/06	10.1
10.16	Collaboration and License Agreement, dated as of January 1, 2005, by and among Targeted Genetics Corporation, the International AIDS Vaccine Initiative, Columbus Children’s Research Institute and The Children’s Hospital of Philadelphia*	10-Q	8/9/06	10.3
10.17	Securities Purchase Agreement, dated January 8, 2007, among Targeted Genetics Corporation and certain investors	8-K	1/8/07	10.1
10.18	Securities Purchase Agreement, dated June 22, 2007, among Targeted Genetics Corporation and certain purchasers	8-K	6/25/07	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date of First Filing	Exhibit Number
10.19	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated January 11, 2007	8-K	1/8/07	10.3
10.20	Form of Warrant to Purchase Shares of Common Stock of Targeted Genetics Corporation dated June 27, 2007	8-K	6/25/07	10.3
10.21	License Agreement, effective June 1, 2002, by and between The Trustees of the University of Pennsylvania and Targeted Genetics Corporation*	10-K	3/29/07	10.16
10.22	License Agreement, effective December 5, 2006, by and between Amsterdam Molecular Therapeutics B.V. and Targeted Genetics Corporation*	10-K	3/29/07	10.17
10.23	Patent License Agreement — Exclusive, dated April 29, 2004, between the National Institutes for Health and Targeted Genetics Corporation*	10-K	3/29/07	10.18
10.23(a)	Amendment No. 1 to OTT License Agreement Number L-086-2000/0, dated August 14, 2006, between the National Institutes for Health and Targeted Genetics Corporation*	10-K	3/29/07	10.18(a)
10.24	Office Lease, dated as of October 7, 1996, between Benaroya Capital Company, LLC and Targeted Genetics Corporation	10-K	3/17/97	10.26
10.24(a)	First Lease Amendment, dated May 12, 1997, between Targeted Genetics Corporation and Benaroya Capital Company, LLC	10-Q	8/14/01	10.1
10.24(b)	Second Lease Amendment, dated February 25, 2000, between Targeted Genetics Corporation and Benaroya Capital Company, LLC	10-Q	8/14/01	10.2
10.24(c)	Third Lease Amendment, dated April 19, 2000, between Targeted Genetics Corporation and Benaroya Capital Company, LLC	10-Q	8/14/01	10.3
10.24(d)	Fourth Lease Amendment, dated March 28, 2001, between Targeted Genetics Corporation and Benaroya Capital Company, LLC	10-Q	8/14/01	10.4
10.24(e)	Fifth Lease Amendment, dated January 2, 2004, between Targeted Genetics Corporation and Benaroya Capital Company, LLC*	8-K	1/13/04	10.03
10.24(f)	Sixth Lease Amendment, dated as of April 1, 2006, between Met Park West IV, LLC (successor in interest to Benaroya Capital Company, LLC) and Targeted Genetics Corporation	10-Q	5/4/06	10.4
10.24(g)	Seventh Lease Amendment, dated as of June 7, 2006, between Met Park West IV, LLC (successor in interest to Benaroya Capital Company, LLC) and Targeted Genetics Corporation	8-K	6/21/06	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date of First Filing	Exhibit Number
10.25	Canyon Park Building Lease, dated as of June 30, 2000, between Targeted Genetics Corporation and CarrAmerica Corporation	10-Q	8/11/00	10.1
10.26	Olive Way Building Lease, dated as of November 20, 1993, as amended, between Targeted Genetics Corporation and Ironwood Apartments, Inc. (successor in interest to Metropolitan Federal Savings and Loan Association)	10-K	3/23/00	10.29
10.26(a)	Fifth Amendment to Lease Agreement, dated as of June 20, 2003, between Targeted Genetics Corporation and Ironwood Apartments, Inc.	8-K	7/22/03	10.02
10.26(b)	Sixth Amendment to Lease Agreement, dated as of November 1, 2003, between Targeted Genetics and Ironwood Apartments, Inc.*	8-K	1/13/04	10.01
10.27	1992 Restated Stock Option Plan	S-8	7/10/98	99.1
10.28	Stock Option Plan for Nonemployee Directors	10-Q	3/31/98	10.34
10.29	1999 Stock Option Plan, as amended and restated March 22, 2004	S-8	6/17/04	10.1
10.30	2000 Genovo Inc. Roll-Over Stock Option Plan	S-8	10/19/00	99.1
10.31	Targeted Genetics Corporation Stock Incentive Plan	8-K	5/22/07	10.1
10.32	Form of Restricted Stock Unit Agreement	8-K	5/22/07	10.2
21.1	Subsidiaries of Targeted Genetics				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.