Form 10-Q
period 2008-03-31
TARGETED GENETICS CORP /WA/
filed 2008-05-07
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of May 5, 2008: 19,814,161

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2008

i

PART I    FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,862,000	$16,442,000
Accounts receivable	2,060,000	2,611,000
Prepaid expenses and other	271,000	243,000
Total current assets	15,193,000	19,296,000
Property and equipment, net	929,000	1,052,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	200,000
Total assets	$24,248,000	$28,474,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,307,000	$2,161,000
Accrued employee expenses	489,000	1,507,000
Accrued restructure charges	589,000	574,000
Deferred revenue	84,000	79,000
Current portion of long-term obligations	335,000	336,000
Total current liabilities	3,804,000	4,657,000

Accrued restructure charges	7,416,000	7,569,000
Deferred rent	7,000	8,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 19,814,161 shares issued and outstanding at March 31, 2008 and December 31, 2007	198,000	198,000
Additional paid-in capital	316,390,000	316,196,000
Accumulated deficit	(303,567,000)	(300,154,000)
Total shareholders’ equity	13,021,000	16,240,000
Total liabilities and shareholders’ equity	$24,248,000	$28,474,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenue under collaborative agreements	$2,499,000	$1,661,000

Operating expenses:
Research and development	3,946,000	3,696,000
General and administrative	1,889,000	1,552,000
Restructure charges	202,000	184,000
Total operating expenses	6,037,000	5,432,000

Loss from operations	(3,538,000)	(3,771,000)
Investment income (loss)	125,000	(65,000)
Net loss	$(3,413,000)	$(3,836,000)

Net loss per common share (basic and diluted)	$(0.17)	$(0.30)
Shares used in computation of basic and diluted net loss per common share	19,814,161	12,865,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(3,413,000)	$(3,836,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157,000	144,000
Stock-based compensation	194,000	184,000
Loss on investments	—	207,000
Changes in assets and liabilities:
Change in accounts receivable	551,000	554,000
Change in prepaid expenses and other	(28,000)	12,000
Change in other assets	—	3,000
Change in current liabilities	(872,000)	13,000
Change in deferred revenue	5,000	(158,000)
Change in accrued restructure expenses and deferred rent	(139,000)	(161,000)
Net cash used in operating activities	(3,545,000)	(3,038,000)

Investing activities:
Purchases of property and equipment	(34,000)	—
Proceeds from sale of investments	—	16,000
Net cash (used in) provided by investing activities	(34,000)	16,000

Financing activities:
Net proceeds from sales of capital stock (and warrants)	—	8,058,000
Proceeds from the exercise of stock options	—	28,000
Payments under leasehold improvements and equipment financing arrangements	(1,000)	(16,000)
Net cash (used in) provided by financing activities	(1,000)	8,070,000

Net (decrease) increase in cash and cash equivalents	(3,580,000)	5,048,000
Cash and cash equivalents, beginning of period	16,442,000	6,206,000
Cash and cash equivalents, end of period	$12,862,000	$11,254,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2007 is derived from our audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. All significant intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated. Certain reclassifications have been made to conform prior period results to the current period presentation.

We do not believe that our results of operations for the three months ended March 31, 2008 are necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

Our combined cash and cash equivalents totaled $12.9 million at March 31, 2008. We believe that our current resources and the cash we expect to receive from our collaborative partners are sufficient to fund our planned operations into 2009. We intend to seek additional financing in order to fund our operations through 2009; however, we cannot provide assurances that we will be successful in obtaining additional financing when and as needed in the future. If we do not raise additional funds, we would be forced to preserve our cash position through a combination of cost reduction measures, which may include a reduction in workforce, termination of additional discovery research programs, sales of assets, likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an effect on our financial position or results of operations.

In July 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption was not permitted. The adoption of EITF 07-3 changed our policy on nonrefundable prepayments for research and development services whereby such costs will be deferred and recognized as the services are rendered as compared to the existing policy whereby such payments are charged to research and development expense as paid. This change did not have an impact to the first quarter of 2008.

In December 2007, FASB’s EITF reached a consensus on Issue No. 07-1,“Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 is effective for all of our collaborations in place after January 1, 2009. We are in the process of evaluating the effect of the adoption of EITF 07-1.

2.   Accrued Restructure Charges

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of any assumed sublease income and expense. In 2007, based on a number of factors, including continued high vacancy rates in the Bothell market and an increase in available office space in the competing downtown real estate markets, we concluded that we will not be able to successfully sublease the facility. Therefore, we currently assume no sublease income and related tenant improvement costs. We record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructuring charge in the accompanying condensed consolidated statements of operations.

The table below presents a reconciliation of the accrued restructure liability for the three month period ended March 31, 2008:

Contract Termination Costs
December 31, 2007 accrued liability	$8,143,000
Adjustments to the liability (accretion)	202,000
Amount paid	(340,000)
March 31, 2008 accrued liability	$8,005,000

Adjustments to the accrued restructure liability for the three months ended March 31, 2008 include $202,000 of accretion expense for the period. This adjustment to the liability is reflected as restructure charges in the accompanying condensed consolidated statement of operations.

Through March 31, 2008, we have recorded contract termination costs totaling $12.3 million for our Bothell facility. We expect to incur an additional $3.6 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

3. Equity

Stock Compensation

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R), “Share-Based Payment,” for the three months ended March 31, 2008 and 2007:

	March 31,
	2008	2007
Stock options:
Research and development expense	$29,000	$95,000
General and administrative expense	14,000	89,000
Restricted stock units:
Research and development expense	63,000	—
General and administrative expense	88,000	—
Total stock-based compensation expense	$194,000	$184,000

We estimate the fair value of each restricted stock unit on the date of the grant using the closing market price of our traded securities. We estimate the fair value of each stock option award on the date of the grant using the Black-Scholes-Merton option pricing model.  The following are the weighted average assumptions for stock options granted in the periods noted:

Three Months ended March 31,
	2008 (1)	2007
Expected dividend rate	—	Nil
Expected stock price volatility	—	1.047 - 1.095
Risk-free interest rate range	—	4.56 - 4.58%
Expected life of options	—	4 - 5 years

(1) We did not grant stock options during the three months ended March 31, 2008.

Expected Dividend: We do not anticipate any dividends.

Expected Life:   Expected life represents the period that our stock-based awards are expected to be outstanding based on historical experience and vesting schedules of similar awards.

 Expected Volatility:   Expected volatility represents the weighted average historical volatility of the shares of our common stock for the most recent four-year and five-year periods.

Risk-Free Interest Rate:   We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities.

Forfeiture Rate:   We apply an estimated forfeiture rate that we derived from historical employee termination behavior. If the actual number of forfeitures differs from our estimates, we may record additional adjustments to compensation expense in future periods.

4.   Investments

Effective January 1, 2008, we implemented SFAS No. 157 for our financial assets and other items that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following three categories in the fair value hierarchy:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; or

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2008, we held approximately 2.4 million shares of Chromos Molecular Systems Inc., or Chromos, a publicly traded company whose common stock was listed on the Toronto Stock Exchange. This investment is classified as a Level 3 on the fair value hierarchy and there were no changes to the balance during the first quarter of 2008. Through December 31, 2007, we recorded our common stock investment in Chromos at fair market value and recorded changes in the fair market value of this stock in accumulated other comprehensive loss. We also periodically evaluated our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During 2007, we determined that our investment was other-than-temporarily impaired and the fair value of our investment was zero due to the declining market value of Chromos’ stock and a decline in Chromos’ financial position. Accordingly, we wrote the asset down to the fair market value of the Chromos stock and in the three months ended March 31, 2007 we recognized a realized loss of $208,000 related to the impairment.

Our cash equivalents are recorded at cost, which approximates fair market value, and consist primarily of money market accounts. Our money market investments are classified as a Level 1 on the fair value hierarchy.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our product candidates, our future cash requirements and the sufficiency of our cash and cash equivalents to meet these requirements, our ability to raise capital when needed and other statements that are not historical facts. Words such as “may,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans” and “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in, or implied by, forward-looking statements for a number of reasons, including the risks described in the section “Risk Factors” in Part II, Item 1A of this quarterly report.

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

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease facilitating the normal protein production or gene regulation capabilities of cells. Gene therapeutics may be used to enable cells to produce more of a certain protein or different proteins than they normally produce, thereby treating a disease state. Vectors can also be used to deliver specific sequences that once delivered and expressed as interfering RNA, or RNAi, can shut down or interfere with messenger RNA production of disease specific genes.

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

Description	Indication	Partners	Development Status
AAV delivery of TNF-alpha inhibitor	Inflammatory Arthritis	None	Phase I/II
AAV delivery of HIV antigens	HIV/AIDS	IAVI, CHOP and NCH	Phase II
AAV delivery of SERCA2a	Heart Failure	Celladon	Phase I
AAV delivery of HIV antigens	HIV/AIDS	CHOP, NCH and NIAID	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease	None	Preclinical
AAV delivery of RPE 65	Leber’s Congenital Amaurosis	None	Phase I/II

Since the beginning of 2008, we have made progress in our development collaborations and our product development. More specifically:

•	In March 2008, we completed dosing for the Phase I/II clinical trial of tgAAC94 for the treatment of inflammatory arthritis.

•
In April 2008, we announced that we acquired full exclusive rights to our preclinical Huntington’s disease, or HD, program from Sirna Therapeutics, or Sirna, a wholly owned subsidiary of Merck & Co., Inc., or Merck. Sirna was purchased by Merck in December 2006. Following a subsequent review by the Merck Research Laboratories, or MRL, certain programs, including this one, were determined to be outside the broader MRL objectives. In exchange for these rights, which include a license to intellectual property that we may find necessary to develop and commercialize an HD product, if we commercialize an HD product using this licensed Sirna technology, we are required to pay Sirna royalties on future sales, if any. Sirna has also assigned us a licensing agreement between Sirna and the University of Iowa that covers certain intellectual property related to RNAi including AAV expressed RNAi.

•
In April 2008, we and our collaborators announced the publication of preclinical data characterizing the novel use of AAV to deliver small interfering RNA for the treatment of HD. The goal of this research is to assess the use of RNAi to silence the mutant huntingtin gene and thus reduce the level of the defective protein. The publication appeared in the April 15, 2008 issue of Proceedings of the National Academy of Sciences of the United States of America.

•
In April 2008, we and our collaborators announced encouraging results from a Phase I/II clinical study demonstrating that the treatment of three young adults with Leber’s congenital amaurosis with an AAV containing the RPE65 coding sequence resulted in improved visual function in one patient. The study will appear in the May 22, 2008 issue of the New England Journal of Medicine.

Most of our expenses are related to our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We have financed the company primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, and through proceeds from the issuance of debt and loan funding under equipment financing arrangements.

As of March 31, 2008, our accumulated deficit totaled $303.6 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our product clinical development program, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

We will require access to significantly higher amounts of capital than we currently have in order to successfully develop our product candidates or our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships, or complete acquisition transactions necessary or desirable to complete the development of our product candidates.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue

Revenue increased to $2.5 million for the three months ended March 31, 2008 as compared to $1.7 million for the same period in 2007. The increase in revenue reflects an increase in research and development and manufacturing activities under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and is partially offset by lower research and development activities under our collaboration with IAVI. We expect that our revenue for the remainder of 2008 will consist primarily of research and development revenue earned from our collaboration with Celladon and the NIAID-funded HIV/AIDS subcontract with CHOP and NCH. We expect that our revenue for 2008 will decrease from 2007 as our partnered programs emphasize clinical development in 2008 which results in fewer resources devoted to the manufacturing aspects of development. We expect our 2008 revenue generated from our Celladon collaboration to be at approximately the same level as in 2007. Our HIV/AIDS vaccine development revenue from the IAVI and NIAID-funded projects fluctuates year to year depending upon the scope of development efforts underway within each separate but complimentary program. For 2008, our HIV/AIDS efforts are focused on advancing the NIAID-funded HIV/AIDS vaccine efforts. Accordingly we expect no levels of activity within the IAVI-funded portion of our HIV/AIDS development work and we expect revenue under our NIAID-funded HIV/AIDS vaccine collaboration to decrease compared to 2007 due to less development activity as the project will be focused primarily on clinical activities in 2008.

Operating Expenses

Research and Development Expenses.    Research and development expenses increased to $3.9 million for the three months ended March 31, 2008 as compared to $3.7 million for the same period in 2007 which reflects higher pass through outside services for our NIAID-funded HIV/AIDS vaccine subcontract. This increase was partially offset by lower clinical trial costs for our inflammatory arthritis program as we are reaching the end of our Phase I/II clinical trial.

The following is an allocation of our total research and development costs between our programs that are in clinical development and those that are in research or preclinical stages of development:

	Three months ended March 31,
	2008	2007
Programs in clinical development:
Inflammatory arthritis	$507,000	$762,000
Heart failure (1)	503,000	—
IAVI HIV/AIDS vaccine	—	109,000
Indirect costs and other	921,000	522,000
Total clinical development program expense	1,931,000	1,393,000
Research and preclinical development program expense	2,015,000	2,303,000
Total research and development expense	$3,946,000	$3,696,000

(1) Includes costs incurred after the trial was initiated in May 2007. Costs incurred prior to that are included as research and preclinical development program expense.

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

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine under a subcontract with CHOP and NCH and the heart failure programs, as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses increased to $1.9 million for the three months ended March 31, 2008 from $1.6 million for the same period in 2007 which reflects higher intellectual property charges related to patent costs as compared to the first quarter in 2007.

Restructure Charges.    Restructure charges increased to $202,000 for the three months ended March 31, 2008 compared to $184,000 for the same period in 2007. Restructure charges include accretion expense of $202,000 for the three months ended March 31, 2008 and $184,000 for the three months ended March 31, 2007.

Other Income and Expense

Investment Income (Loss).     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos. Investment income increased to $125,000 for the three months ended March 31, 2008 compared to a loss of $65,000 for the same period in 2007. For the three month period ended March 31, 2007, investment income reflects a $208,000 realized loss related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of the Chromos securities combined with a decline in Chromos’ financial condition.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $12.9 million at March 31, 2008 compared to $16.4 million at December 31, 2007. Our cash and cash equivalents decreased in the three months ended March 31, 2008 primarily reflecting cash used in operations of $3.5 million.

Our primary sources of capital are from public and private sales of our equity securities and through cash payments received from our collaborative partners. To a lesser degree, we have also financed our operations through interest earned on our cash and loan funding under equipment leasing agreements and in the last two years from license revenue. Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We will require substantial additional financial resources to fund the development and commercialization of our inflammatory arthritis, HD and other pre-clinical product candidates. We currently fund all costs of these programs from our working capital and expect to do so for the foreseeable future, although our strategy is to ultimately seek a partner to fund a portion of later-stage development of some of our self funded programs.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have lease commitments and outstanding debt obligations that draw on our cash resources. Our most significant obligations are approximately $11.6 million of remaining lease payments on our Bothell facility, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015 and $248,000 of aggregate principal payments to Biogen Idec under an outstanding loan payable due August 1, 2008. Under our 2006 modified loan agreements with Biogen Idec, the remaining principal balance bears interest at the rate of LIBOR plus 1%. The Biogen Idec loan agreement includes a provision that requires us to apply one-third of certain up-front payments received from potential future corporate collaborations to the outstanding balance on this loan payable.

We expect the level of our future operating expenses to be driven by the needs of our product development programs, our debt obligations and our lease obligations offset by the availability of funds through equity offerings, partner-funded collaborations or other financing or business development activities. The size, scope and pace of our product development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and pursuing patent prosecutions;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required;

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property; and

•	the availability and success of development collaborations with third parties.

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

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally spans several years and is subject to termination or extension. For example, when the Celladon collaboration was initiated in 2005, it originally had a research and development work plan that was established and funded based on quarterly costs. In 2008, we and Celladon agreed to a research and development work plan extending through January 2010. Also, in 2005, we extended the scope of our IAVI-funded HIV/AIDS vaccine program activities to the developed world via our collaboration with CHOP and NCH through a subcontract with NIAID. To date we have received $7.0 million under this subcontract and our portion of the remaining project funding could be up to an additional $11.3 million over the remaining three years of the contract. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones. For 2008, this program comprises substantially all of our current HIV/AIDS product development activities.

The funding from each of our collaborative partners fully offsets our incremental program costs incurred by each collaboration and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $10.3 million in 2007 and, assuming that we complete all of the planned development activities for each of these funded projects, we expect revenue from our collaborative partners of approximately $8.0 million to $9.0 million in 2008. Our revenue plan for 2008 includes the expectation that we accomplish our current Celladon heart failure and NIAID-funded HIV/AIDS vaccine work plans.

The terms of each of our collaborations include provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days notice. As an example, Sirna recently decided not to continue its collaboration with us on our HD program and instead we acquired the rights necessary to continue that program on our own. If we were to lose the collaborative funding expected from the Celladon collaboration or the NIAID subcontract and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and/or we would not have sufficient resources available to fund our operations for as long as currently expected.

Our near-term financing strategy includes leveraging our development capabilities and intellectual property assets into additional capital raising opportunities, advancing our clinical development programs and being able to access the public and private capital markets at appropriate times. Our financing strategy is focused around the advancement of our arthritis and heart failure programs in clinical development, the advancement of our HIV/AIDS vaccine programs, the HD program and new product development initiatives and generating value from our intellectual assets and capabilities. Our ability to raise capital depends in part on product development success, however, there is a low percentage of success in biopharmaceutical product development of all types.

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

We expect that our total cash requirements for the fiscal year ending December 31, 2008 will range from $12.0 million to $14.0 million and that our cash and cash equivalents at March 31, 2008, plus the anticipated funding from our product development collaborations and contracts will be sufficient to fund our operations into 2009. This estimate is based on our ability to perform, and success of, planned research and development activities and the receipt of planned funding from our collaborators.

Depending on our ability to successfully access additional funding, we may be forced to implement additional cost reduction measures. Further adjustments may include a reduction in workforce, termination of additional discovery research programs, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information contained in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2007, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, operating results or financial condition could be harmed. This could cause the trading price of our stock to decline, and you could lose all or part of your investment.

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

As of March 31, 2008, we had an accumulated deficit of $303.6 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory agencies, institutional review boards or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials can be delayed for a variety of reasons, including:

•
the placement of a clinical hold on a trial, such as the four month clinical hold placed on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, in 2007 after a patient participating in the clinical trial experienced a serious adverse event, or SAE and subsequently died;

•	the occurrence of drug-related side effects or adverse events experienced by participants in our clinical trials;

•	discussions with the U.S. Food and Drug Administration, or FDA, or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients into clinical trials;

•	lower than anticipated retention rates of patients in clinical trials;

•	the need to repeat or conduct additional clinical trials as a result of problems such as inconclusive or negative results, poorly executed testing or unacceptable design;

•	an insufficient supply of product candidate materials or other materials necessary to conduct our clinical trials;

•	the need to qualify new suppliers of product candidate materials for FDA and foreign regulatory approval; or

•	an unfavorable FDA inspection or review of a clinical trial site or records of any clinical investigation.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

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

As of March 2008, our partnered heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, our inflammatory arthritis candidate is in a Phase I/II trial, our HIV/AIDS product candidate in collaboration with IAVI completed both a Phase I and Phase II trial and we have no product candidates in Phase III trials. Of the trials that are currently being conducted, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully develop and commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Identifying and qualifying subjects to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit subjects to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If subjects are unwilling to participate in our gene therapy trials because of negative publicity from or concerns about the death of a subject in one of our trials who suffered a SAE, that was subsequently determined to be unrelated to our drug, or adverse events in the biotechnology or gene therapy industries in general or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether which could seriously harm our business.

Because our product candidates involve new and unproven technologies, the regulatory approval process may proceed more slowly compared to clinical trials involving new candidates in already proven drug classes.

No gene therapy products have received regulatory approval for marketing from the FDA. Because our product candidates involve new and unproven technologies, we believe that the regulatory approval process may proceed more slowly compared to clinical trials involving new candidates in already proven drug classes. The FDA and applicable state and foreign regulators must conclude at each stage of clinical testing that our clinical data suggest acceptable levels of safety in order for us to proceed to the next stage of clinical trials. In addition, gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are subject to review by the NIH’s Office of Biotechnology (OBA) Recombinant DNA Advisory Committee, or RAC. Although the RAC does not have regulatory status, the RAC review process can impede the initiation of the trial, because no research participant can be enrolled until the RAC review process has been completed and Institutional Biosafety Committee approval (from the clinical trial site) has been obtained, even if the FDA has reviewed and approved the protocol and initiation of clinical trial.

The regulatory approval process for our product candidates is costly, time~~-~~consuming and subject to unpredictable changes and delays, and our product candidates may never receive regulatory approval or be found safe and effective.

Both before and after approval of our product candidates, we, our product candidates and our suppliers are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution, and import and export. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: warning letters; fines and other monetary penalties; unanticipated expenditures; delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA may suspend or terminate human clinical trials at any time on various grounds. The hold on our Phase I/II clinical trial of tgAAC94 was lifted in November 2007 after several months of in depth review of data by the FDA. Although the SAE was not considered to be related to our product, completion of the trial was delayed by approximately six months because of the hold.

All of our product candidates are in development, and will have to be approved by the FDA before they can be marketed in the United States. The FDA has not approved any of our product candidates for sale in the United States and no company has sought FDA approval of a gene therapy based product. The clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use of the potential products. In addition, regulatory requirements governing gene therapy products have changed frequently and may change in the future. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and we can not assure you that any approval will be granted on a timely basis, if at all.

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

Even if regulatory approval of a product candidate is obtained, such approval may be subject to significant limitations on the indicated uses for which that product may be marketed, conditions of use, and/or significant post approval obligations, including additional clinical trials. These regulatory requirements may, among other things, limit the size of the market for the product. Even after approval, discovery of previously unknown problems with a product, manufacturer or facility, such as previously undiscovered side effects, may result in restrictions on any product, manufacturer or facility, including, among other things, a possible withdrawal of approval of the product, which would seriously harm our business.

If we are unable to obtain or maintain licenses for necessary third-party technology on acceptable terms or to develop alternative technology, we may be unable to develop and commercialize our product candidates.

We have entered into exclusive and nonexclusive license agreements that give us and our partners rights to use technologies owned or licensed by commercial and academic organizations in the research, development and commercialization of our potential products. For example, we have a gene therapy technology license agreement with Amgen Inc. as the successor to Immunex Corporation, or Immunex, under which we have licensed rights to certain Immunex proprietary technology specifically applicable to gene therapy applications. In a February 2004 letter, Amgen took the position that we are not licensed, either exclusively or nonexclusively, to use Immunex intellectual property covering TNFR:Fc or therapeutic uses for TNFR:Fc. We have responded with a letter confirming our confidence that the gene therapy technology license agreement provides us with an exclusive worldwide license to use the gene construct coding for TNFR:Fc for gene therapy applications. We have had, and expect to have further, communications with Amgen regarding our differences. Notwithstanding our confidence, it is possible that a resolution of those differences, through litigation or otherwise, could cause delay or discontinuation of our development of tgAAC94 or our inability to commercialize any resulting product, which could seriously harm our business.

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

A portion of our operating expenses are funded through our collaborative agreements with third parties. Our HIV/AIDS vaccine collaboration with CHOP and NCH is funded through a subcontract with NIAID, which is a U.S. government agency. We also have contracts with a biotechnology company, Celladon, and one public health organization, IAVI. Each of these collaborations provides for funding, collaborative development, intellectual property rights or expertise to develop certain of our product candidates. With limited exceptions, each collaborator has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. For example, Sirna, a wholly-owned subsidiary of Merck & Co., Inc., recently ceased collaborating with us on our HD program and instead transferred the rights necessary to conduct the program to us. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures, which could seriously harm our business.

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

We rely on third parties, such as CROs and research institutions, to conduct a portion of our preclinical research. We also rely on third parties, such as medical institutions, clinical investigators and CROs, to assist us in conducting our clinical trials. Nonetheless, we are responsible for confirming that our preclinical research is conducted in accordance with applicable regulations, and that our clinical trials are conducted in accordance with applicable regulations, the relevant protocol and within the context of approvals by an institutional review board. Our reliance on these third parties does not relieve us of responsibility for ensuring compliance with FDA regulations and standards for conducting, monitoring, recording and reporting the results of preclinical research and clinical trials to ensure that data and reported results are credible and accurate and that the trial participants are adequately protected. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical and clinical development processes may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

We may not be able to obtain and maintain the additional third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates or to expand our pipeline by adding new candidates.

We expect to depend on collaborators, partners, licensees, CROs, manufacturers and other third parties and strategic partners to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

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

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. We can not, however, control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

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

• labor disputes or shortages; and

• failure to comply with our quality standards, which results in quality failures, product contamination and/or recall.

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

Public perception of our product candidates could be harmed by negative events in the field of gene transfer. For example, in 2003, 14 subjects in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the subjects subsequently developed leukemia. A subject in one of our trials died in 2007 after suffering a serious adverse event that ultimately was attributed to an invasive fungal infection. Other serious adverse events, including patient deaths, have occurred in other companies’ clinical trials. Adverse events in our clinical trials, such as happened in 2007, whether or not ultimately attributable to our drug candidates, and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community, which may conclude that our technology is unsafe.

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

Risks Related to Our Common Stock

If we are unable to comply with the minimum requirements for quotation on the NASDAQ Capital Market and are delisted from the NASDAQ Capital Market, the liquidity and market price of our common stock would decline.

Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock. On April 23, 2008, we received a staff deficiency notice from the NASDAQ Stock Market informing us that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).

The letter stated that under Marketplace Rule 4310(c)(8)(d), we will be provided with 180 calendar days, or until October 20, 2008, to regain compliance with Marketplace Rule 4310(c)(4). To regain compliance, the bid price of our common stock must close at $1.00 or more per share for a minimum of 10 business days. If, on October 20, 2008, we meet The NASDAQ Capital Market initial inclusion criteria set forth in Marketplace Rule 4310(c), but have not regained bid price compliance, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance. If we are not eligible for the additional compliance period at that time, NASDAQ Staff will provide written notification that Targeted Genetics' securities will be delisted. Upon such notice, we may appeal the NASDAQ Staff’s Determination to a Listing Qualifications Panel, pursuant to the procedures set forth in the NASDAQ Marketplace Rule 4800 Series. There can be no assurance that if we were to appeal such a determination that such appeal would be successful.

If we were to be delisted from the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the Over the Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital.

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

A small number of investors own a significant number of shares of our common stock. As of March 31, 2008, Special Situations held approximately 2.6 million shares, Biogen Idec held approximately 2.2 million shares, OrbiMed Advisors LLC held approximately 1.3 million shares and Elan held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 37% of our common shares outstanding as of March 31, 2008. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 11, 2008, we held a special meeting of shareholders, or the Special Meeting, at our headquarters in Seattle, Washington. Of the 19,814,161 common shares issued and outstanding as of the Special Meeting record date, 16,641,579, or 83.99%, of the total shares eligible to vote were present at the meeting in person or by proxy. At the Special Meeting, our shareholders approved the following matters by the votes indicated below:

i.
Our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to increase the Company’s authorized common stock from 30,000,000 shares to 45,000,000 shares. The amendment was approved by the vote set forth below:

Voted
Votes For	15,161,090
Votes Against	1,430,206
Abstain	50,283

ii.
Our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to increase the Company’s authorized preferred stock from 600,000 shares to 10,000,000 shares. The amendment was approved by the votes set forth below:

Voted
Votes For	10,121,574
Votes Against	1,901,750
Abstain	33,406

Item 5.    Other Information

None.

Item 6.    Exhibits

See the Index to Exhibits included in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Targeted Genetics Corporation

Date: May 7, 2008	By:	/s/ H. Stewart Parker
H. Stewart Parker,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2008	By:	/s/ David J. Poston
David J. Poston,
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation	8-K	1/30/08	3.1

3.2	Amended and Restated Bylaws.	8-K	12/28/07	3.1

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007.	8-K	1/8/07	10.2

4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/25/07	10.2

10.1	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and H. Stewart Parker	8-K	3/12/08	10.1

10.2	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and Barrie J. Carter	8-K	3/12/08	10.2

10.3	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and David J. Poston	8-K	3/12/08	10.3

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X