Form 10-Q
period 2008-06-30
TARGETED GENETICS CORP /WA/
filed 2008-08-06
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of August 4, 2008: 20,001,531

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended June 30, 2008

TABLE OF CONTENTS

i

PART I    FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,701,000	$16,442,000
Accounts receivable	255,000	2,611,000
Prepaid expenses and other	327,000	243,000
Total current assets	13,283,000	19,296,000
Property and equipment, net	1,304,000	1,052,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	200,000
Total assets	$22,713,000	$28,474,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,844,000	$2,161,000
Accrued employee expenses	528,000	1,507,000
Accrued restructure charges	603,000	574,000
Deferred revenue	1,673,000	79,000
Current portion of long-term obligations	335,000	336,000
Total current liabilities	5,983,000	4,657,000

Accrued restructure charges	7,259,000	7,569,000
Deferred rent	6,000	8,000

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 20,000,864 shares issued and outstanding at June 30, 2008 and 19,814,161 shares issued and outstanding at December 31, 2007	200,000	198,000
Additional paid-in capital	316,629,000	316,196,000
Accumulated deficit	(307,364,000)	(300,154,000)
Total shareholders’ equity	9,465,000	16,240,000
Total liabilities and shareholders’ equity	$22,713,000	$28,474,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue under collaborative agreements	$2,237,000	$3,008,000	$4,736,000	$4,669,000

Operating expenses:
Research and development	4,156,000	5,270,000	8,102,000	8,966,000
General and administrative	1,752,000	1,575,000	3,641,000	3,127,000
Restructure charges	199,000	442,000	401,000	626,000
Total operating expenses	6,107,000	7,287,000	12,144,000	12,719,000

Loss from operations	(3,870,000)	(4,279,000)	(7,408,000)	(8,050,000)
Investment income	73,000	93,000	198,000	28,000
Interest expense	—	(1,000)	—	(1,000)
Net loss	$(3,797,000)	$(4,187,000)	$(7,210,000)	$(8,023,000)

Net loss per common share (basic and diluted)	$(0.19)	$(0.31)	$(0.36)	$(0.61)
Shares used in computation of basic and diluted net loss per common share	19,902,000	13,408,000	19,858,000	13,138,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(7,210,000)	$(8,023,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	278,000	290,000
Stock-based compensation	445,000	395,000
Loss on investments	—	251,000
Other	(10,000)	—
Changes in assets and liabilities:
Change in accounts receivable	2,356,000	(376,000)
Change in prepaid expenses and other	(84,000)	(72,000)
Change in other assets	—	6,000
Change in current liabilities	(296,000)	1,868,000
Change in deferred revenue	1,594,000	(184,000)
Change in deferred rent	(2,000)	(1,000)
Change in accrued restructure charges	(281,000)	(65,000)
Net cash used in operating activities	(3,210,000)	(5,911,000)

Investing activities:
Purchases of property and equipment	(530,000)	(243,000)
Proceeds from sale of investments	—	16,000
Net cash used in investing activities	(530,000)	(227,000)

Financing activities:
Net proceeds from sales of capital stock (and warrants)	—	25,959,000
Proceeds from the exercise of stock options	—	39,000
Payments under leasehold improvements and equipment financing arrangements	(1,000)	(21,000)
Net cash (used in) provided by financing activities	(1,000)	25,977,000

Net (decrease) increase in cash and cash equivalents	(3,741,000)	19,839,000
Cash and cash equivalents, beginning of period	16,442,000	6,206,000
Cash and cash equivalents, end of period	$12,701,000	$26,045,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2007 is derived from our audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. All significant intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments, which consist solely of normal recurring adjustments necessary to present fairly our financial position and results of operations as of and for the periods indicated.

We do not believe that our results of operations for the three and six months ended June 30, 2008 are necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

Our combined cash and cash equivalents totaled $12.7 million at June 30, 2008. We believe that our current resources and the cash we expect to receive from our collaborative partners are sufficient to fund our planned operations into the first quarter of 2009. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators. We intend to seek additional financing in order to fund our operations through 2009; however, we cannot provide assurances that we will be successful in obtaining additional financing when and as needed in the future. If we do not raise additional funds, we would be forced to preserve our cash position through a combination of cost reduction measures, which may include a reduction in workforce, termination of our self-funded product development programs, sales of assets, likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders. We have prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern and our condensed consolidated financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an effect on our financial position or results of operations.

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

In July 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption was not permitted. The adoption of EITF 07-3 changed our policy on nonrefundable prepayments for research and development services whereby such costs will be deferred and recognized as the services are rendered as compared to the existing policy whereby such payments are charged to research and development expense as paid. This change did not have a material impact on the three or six months ended June 30, 2008.

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” or SFAS No. 142-3. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are in the process of evaluating the effect of the adoption of SFAS No. 142-3.

2.   Accrued Restructure Charges

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability as determined under SFAS No. 146 and are computed as the fair value of the difference between the remaining lease payments, net of any assumed sublease income and expense. In 2007, based on a number of factors, including continued high vacancy rates in the Bothell market and an increase in available office space in the competing downtown real estate markets, we concluded that we would most likely not be able to successfully sublease the facility. Therefore, we assume no sublease income and related tenant improvement costs in our restructuring accrual calculation. We record accretion expense based upon changes in the accrued liability that results from the passage of time at an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructuring charge in the accompanying condensed consolidated statements of operations.

The table below presents a reconciliation of the accrued restructure liability for the six month period ended June 30, 2008:

Contract Termination Costs
December 31, 2007 accrued liability	$8,143,000
Adjustments to the liability (accretion)	401,000
Amount paid	(682,000)
June 30, 2008 accrued liability	$7,862,000

Adjustments to the accrued restructure liability include accretion expense of $199,000 for the three months ended June 30, 2008 and $401,000 for the six months ended June 30, 2008.

Through June 30, 2008, we have recorded contract termination costs totaling $12.5 million for our Bothell facility. We expect to incur an additional $3.4 million in accretion expense through the expiration of the Bothell lease in September 2015.

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

3. Equity

Stock Compensation

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R), “Share-Based Payment,” for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options:
Research and development expense	$64,000	$99,000	$93,000	$194,000
General and administrative expense	21,000	61,000	35,000	150,000
Restricted stock units:
Research and development expense	97,000	17,000	160,000	17,000
General and administrative expense	69,000	34,000	157,000	34,000
Total stock-based compensation expense	$251,000	$211,000	$445,000	$395,000

We determine the fair value of each restricted stock unit on the date of the grant using the closing market price of our traded securities. We estimate the fair value of each stock option award on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock options granted in the six months ended June 30, 2008. The weighted average assumptions for stock options granted in the six months ended June 30, 2007 were:

a) expected dividend rate of zero,
b) expected stock price volatility ranged from 1.047 to 1.114,
c) risk free interest rate ranged from 4.54% to 4.58%,
d) expected life of options ranged from 4 to 5 years

Expected Dividend: We do not anticipate paying any dividends.

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

4.   Investments

Effective January 1, 2008, we implemented SFAS No. 157 for our financial assets and other items that are recognized or disclosed at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair-value measurements. SFAS No. 157 requires that fair value measurements be classified and disclosed in one of the following three categories in the fair value hierarchy:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; or

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2008, we held approximately 2.4 million shares of Chromos Molecular Systems Inc., or Chromos, a publicly traded company whose common stock was listed on the Toronto Stock Exchange. The Chromos securities were delisted from the Toronto Stock Exchange at the close of the market on May 8, 2008, and as a result there is not an active market for the stock. Through December 31, 2007, we recorded our common stock investment in Chromos at fair market value and recorded changes in the fair market value of the Chromos stock in accumulated other comprehensive loss. We also periodically evaluated our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During 2007, we determined that our investment was other-than-temporarily impaired and the fair value of our investment was zero due to the declining market value of the Chromos stock and a decline in Chromos’ financial position. Accordingly, we wrote the asset down to the fair market value of the Chromos stock on both March 31, 2007 and June 30, 2007 and recognized a realized loss of $208,000 in the first quarter of 2007 and an additional realized loss of $44,000 in the second quarter of 2007. This investment is classified as a Level 3 on the fair value hierarchy and there were no changes to the balance during the three and six month periods ended June 30, 2008.

Our cash equivalents are recorded at cost, which approximates fair market value, and consist primarily of money market investments. Our money market investments are classified as Level 1 on the fair value hierarchy.

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

As stated previously, from time to time we have evaluated a range of opportunities that include strategic combinations and product diversification with a particular focus on product candidates to which we can apply our significant development expertise. For example, we recently announced that the U.S. Department of Defense, or DOD, Amyotrophic Lateral Sclerosis Research Program has recommended grant funding to us of up to $2.4 million, to be applied toward preclinical development of new therapies for amyotrophic lateral sclerosis, or ALS. Under this program, we plan to develop a small-molecule based on the observations by our collaborator, Dr. John Engelhardt, at the University of Iowa, that over-activation of nicotinamide adenine dinucleotide phosphate, or NADPH, oxidase is associated with pathogenesis of ALS. Further, inhibition of NADPH oxidase activity significantly increases survival of mice with ALS. The work proposed under this grant includes formulation development and preclinical pharmacokinetic and safety studies. We can not be certain, however, how much of this funding we will receive, if any, until the grant is awarded.

We and our partners, Celladon Corporation, or Celladon, the National Institute of Allergy and Infectious Diseases, or NIAID, the International AIDS Vaccine Initiative, or IAVI, the Children’s Hospital of Philadelphia, or CHOP, and The Research Institute at Nationwide Children’s Hospital (formerly known as the Columbus Children’s Research Institute), or NCH, are primarily focused on the following adeno-associated viral vector, or AAV, based product development programs:

Description	Indication	Funding Partners	Development Status
AAV delivery of TNF-alpha inhibitor	Inflammatory Arthritis	None	Phase I/II
AAV delivery of HIV antigens	HIV/AIDS	IAVI, CHOP and NCH	Phase II
AAV delivery of SERCA2a	Heart Failure	Celladon	Phase I
AAV delivery of HIV antigens	HIV/AIDS	CHOP, NCH and NIAID	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease	None	Preclinical
AAV delivery of RPE 65	Leber’s congenital amaurosis	None	Phase I/II

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

•
In April 2008, we and our collaborators announced encouraging interim results from a Phase I/II clinical trial demonstrating that the treatment of three young adults with Leber’s congenital amaurosis, or LCA, with an AAV containing the RPE65 coding sequence resulted in improved visual function in one patient.

•	In May and June 2008, we announced positive interim Phase I/II clinical trial findings for the clinical trial of tgAAC94 for the treatment of inflammatory arthritis.

•
In July 2008, we announced that the DOD Amyotrophic Lateral Sclerosis Research Program has recommended grant funding of up to $2.4 million for us to apply toward preclinical development of a small-molecule for an investigational new drug for the treatment of ALS. We can not be certain, however, how much of this funding we will receive, if any, until the grant is awarded.

Our Phase I/II clinical trial of our tgAAC94 product candidate for inflammatory arthritis evaluated multiple doses of tgAAC94 administered directly to affected joints with or without concurrent systemic TNF antagonist therapies. The study achieved its primary endpoint of safety and tolerability. In addition, we reported encouraging data on improvement based on patient-reported symptoms an early sign of efficacy that suggests further study is warranted.   Robin Ali, our collaborator at the University of College London continues to enroll patients in his LCA clinical trial.  Expectations for this program include the expansion of the current ongoing trial to include younger patients and a higher dose cohort.   We and our HIV/AIDS vaccine collaborators are supporting the NIAID as it prepares to initiate a Phase I clinical trial of our AAV1-based vaccine product candidate currently anticipated for the first half of 2009. Our HD program academic collaborator, Bev Davidson, Ph.D., continues to conduct the necessary mice studies that will provide data to choose a candidate to evaluate in a large animal safety study. We, with our collaborator, Dr. John Engelhardt, at the University of Iowa, also plan to conduct formulation and manufacturing activities for the new ALS program as preparation for the activities covered by the recently recommended grant from the DOD.

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

As of June 30, 2008, our accumulated deficit totaled $307.4 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our product development programs, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue

Revenue decreased to $2.2 million for the three months ended June 30, 2008 as compared to $3.0 million for the same period in 2007. Revenue remained consistent at $4.7 million for the six months ended June 30, 2008 and June 30, 2007. The decrease in revenue reflects a decrease in research and development and manufacturing activities under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and is partially offset by higher research and development activities under our collaboration with Celladon. We expect that our revenue for the remainder of 2008 will consist primarily of research and development revenue earned from our collaboration with Celladon and the NIAID-funded HIV/AIDS subcontract with CHOP and NCH. We expect that our revenue for 2008 will decrease from 2007 as our partnered programs emphasize clinical development in 2008 which results in fewer resources devoted to the manufacturing aspects of development. We expect our 2008 revenue generated from our Celladon collaboration to be at approximately the same level as in 2007. Our HIV/AIDS vaccine development revenue from the IAVI and NIAID-funded projects fluctuates year to year depending upon the scope of development efforts underway within each separate but complementary program. For 2008, our HIV/AIDS efforts are focused on advancing the NIAID-funded HIV/AIDS vaccine efforts. Accordingly, we expect no level of activity within the IAVI-funded portion of our HIV/AIDS development work and we expect revenue under our NIAID-funded HIV/AIDS vaccine collaboration to decrease compared to 2007 due to less development and manufacturing activity in 2008, as the project will be focused primarily on preparing for initiating an NIH sponsored clinical study in 2009.

Operating Expenses

Research and Development Expenses.    Research and development expenses decreased to $4.2 million for the three months ended June 30, 2008 compared to $5.3 million for the same period in 2007.  Research and development expenses decreased to $8.1 million for the six months ended June 30, 2008 compared to $9.0 million for the same period in 2007. This decrease reflects lower clinical trial costs for our inflammatory arthritis program as we reach the end of our Phase I/II clinical trial. This decrease was partially offset by increased activity on our partnered heart failure product candidate during 2008.

The following is an allocation of our total research and development costs between our programs that are in clinical development and those that are in research or preclinical stages of development:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Programs in clinical development:
Inflammatory arthritis	$381,000	$1,095,000	$888,000	$1,857,000
Heart failure (1)	962,000	203,000	1,465,000	203,000
IAVI HIV/AIDS vaccine	—	60,000	—	169,000
Indirect costs and other	1,398,000	1,008,000	2,319,000	1,530,000
Total clinical development program expense	2,741,000	2,366,000	4,672,000	3,759,000
Research and preclinical development program expense	1,415,000	2,904,000	3,430,000	5,207,000
Total research and development expense	$4,156,000	$5,270,000	$8,102,000	$8,966,000

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

Costs attributed to research and preclinical programs represent our earlier-stage development activities and includes costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine under a subcontract with CHOP and NCH and the heart failure programs, as well as other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses.    General and administrative expenses increased to $1.8 million for the three months ended June 30, 2008 from $1.6 million for the same period in 2007. General and administrative expense increased to $3.6 million for the six months ended June 30, 2008 compared to $3.1 million for the same period in 2007.  These increases reflect higher intellectual property charges related to patent costs and higher legal fees as compared to the first half of 2007.

Restructure Charges.    Restructure charges decreased to $199,000 for the three months ended June 30, 2008 compared to $442,000 for the same period in 2007. Restructure charges decreased to $401,000 for the six months ended June 30, 2008 compared to $626,000 for the same period in 2007. Restructure charges include accretion expense of $401,000 for the six months ended June 30, 2008 and $366,000 for the six months ended June 30, 2007. Restructuring charges in 2007 includes $260,000 related to changes in our estimates of the anticipated lead time to sublease the Bothell facility.

Other Income and Expense

Investment Income.     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos. Investment income decreased to $73,000 for the three months ended June 30, 2008 compared to $93,000 for the same period in 2007. Investment income increased to $198,000 for the six months ended June 30, 2008 compared to $28,000 for the same period in 2007. Investment income has decreased due to lower average cash balances and lower interest rates compared to the prior year. For the six month period ended June 30, 2007, investment income reflects a $251,000 realized loss related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of the Chromos securities combined with a decline in Chromos’ financial condition.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $12.7 million at June 30, 2008 compared to $16.4 million at December 31, 2007. Our cash and cash equivalents decreased in the six months ended June 30, 2008 primarily reflecting cash used in operations of $3.2 million and capital purchases of $530,000.

Our primary sources of capital are proceeds from public and private sales of our equity securities and through cash payments received from our collaborative partners and through proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on our cash and loan funding under equipment leasing agreements and in the last two years from license revenue. Our primary expenses are related to the development of our research and development programs, the conduct of preclinical studies and clinical trials and general and administrative support for these activities. We will require substantial additional financial resources to fund the development and commercialization of our clinical stage and other pre-clinical product candidates. We currently fund all costs of these programs from our working capital, although our strategy is to ultimately seek a partner to fund later-stage development of some of our self-funded programs.

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have lease commitments and outstanding debt obligations that draw on our cash resources. Our most significant obligations are approximately $11.2 million of remaining lease payments on our Bothell facility, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015. As of June 30, 2008 we also were obligated to pay $248,000 of aggregate principal payments to Biogen Idec under an outstanding loan payable, which is due in full on August 1, 2008.

We expect the level of our future operating expenses to be driven by the needs of our product development programs, our debt obligations and our lease obligations offset by the availability of funds through equity offerings, partner-funded collaborations or other financing or business development activities. The size, scope and pace of our product development activities depend on the availability of these resources. Our future cash requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and maintaining and expanding our patent portfolio;

•	whether we decide to continue to pursue all or a portion of our research and development programs;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required;

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property; and

•	the availability and success of development collaborations with third parties.

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents and loan funding under equipment financing agreements and, in the last two years, from license revenue. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents.

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally spans several years and is subject to termination or extension. For example, when the Celladon collaboration was initiated in 2005, it originally had a research and development work plan that was established and funded based on quarterly costs. In March 2008, we and Celladon agreed to a research and development work plan extending through January 2010. Also, in 2005, we extended the scope of our IAVI-funded HIV/AIDS vaccine program activities to the developed world via our collaboration with CHOP and NCH through a subcontract with NIAID. To date we have received $9.3 million under this subcontract and our portion of the remaining up to $8.9 million of total project funding depends on annual renewal of government funding and the scope of product development work plans agreed upon by us, CHOP, NCH and the NIAID. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones. For 2008, this program comprises substantially all of our current HIV/AIDS product development activities.

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

The terms of each of our collaborations include provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days’ notice. As an example, Sirna recently decided not to continue its collaboration with us on our HD program and instead we acquired the rights necessary to continue that program on our own. If we were to lose the collaborative funding expected from the Celladon collaboration or the NIAID subcontract and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and/or we would not have sufficient resources available to fund our ongoing operations for as long as currently expected.

Our financing strategy is focused around the advancement of our programs in clinical development, the advancement of our HIV/AIDS vaccine programs, the HD program and new product development initiatives, leveraging our intellectual assets and capabilities into additional capital raising opportunities, including through potential strategic transactions, and accessing the public and private capital markets. Our ability to raise capital depends in part on product development success and how the public capital markets perceive the promise of our products and platform. There is a low percentage of success in biopharmaceutical product development of all types, and current capital markets have tended to discount the value of biopharmaceutical companies with early-stage products.

We are currently focusing on additional sources of financing that could involve one or more of the following:

•	mergers and acquisitions;
•	selling or licensing our technology or product candidates;
•	entering into additional product development or manufacturing collaborations;
•	issuing equity in the public or private markets;
•	extending or expanding our current collaborations;
•	borrowing under loan or equipment financing arrangements; and/or
•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all.

We expect that our total cash requirements for the fiscal year ending December 31, 2008 will range from $12.0 million to $14.0 million and that our cash and cash equivalents at June 30, 2008, plus the anticipated funding from our product development collaborations and contracts will be sufficient to fund our operations into the first quarter of 2009. This estimate is based on our ability to perform, and success of, planned research and development activities and the receipt of planned funding from our collaborators.

Depending on our ability to successfully access additional funding, we may be forced to implement cost reduction measures, which could include a reduction in workforce, suspension or termination of our self-funded product development programs, sales of assets, technologies or programs likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and/or dilutive to our shareholders.

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

Because our internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and maintaining and expanding our patent portfolio;

•	whether we decide to continue to pursue all or a portion of our research and development programs;

•	competing technological and market developments;

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required; and

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property; and

•	the availability and success of development collaborations with third parties.

We currently expect that our existing financial resources will only be sufficient to fund our operations into the first quarter of 2009. Additional sources of financing could involve one or more of the following:

•	mergers and acquisitions;

•	selling or licensing our technology or product candidates;

•	entering into additional product development or manufacturing collaborations;

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	borrowing under loan or equipment financing arrangements; and

•	issuing debt.

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

If our stock price continues to decline, or does not increase sufficiently, we may be unable to raise additional capital. A sustained inability to raise capital could force us to go out of business. Additional declines in the price of our common stock, or a failure of the price of our common stock to increase sufficiently, could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market. Debt financing, if available, may require that we pledge our assets, including our intellectual property, or may require restrictive covenants that would restrict our business activities.

The funding that we expect to receive from our collaborations depends on continued scientific progress under the collaborations and our collaborators’ ability and willingness to continue or extend the collaboration. If we are unable to successfully access sufficient additional capital, we may need to scale back, delay or terminate one or more of our development programs, curtail capital expenditures or reduce other operating activities or workforce. We may also be required to relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

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

As of June 30, 2008, we had an accumulated deficit of $307.4 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory agencies, institutional review boards or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials can be delayed for a variety of reasons, including:

•
the placement of a clinical hold on a trial, such as the four month clinical hold placed on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, in 2007 after a patient participating in the clinical trial experienced a serious adverse event, or SAE, and subsequently died;

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

As of June 30, 2008, our partnered heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, we have completed dosing of patients enrolled in our inflammatory arthritis candidate in a Phase I/II trial, our HIV/AIDS product candidate in collaboration with IAVI completed both a Phase I and Phase II trial and we have no product candidates in Phase III trials. Of the product candidates that we are currently developing, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Ifour product candidates do not become widely accepted by physicians, patients, third-party payors, and other members of the medical community, we would be unable to generate sufficient revenue to sustain our business.

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

A small number of investors own a significant number of shares of our common stock. As of June 30, 2008, Special Situations held approximately 2.5 million shares, Biogen Idec held approximately 2.2 million shares, OrbiMed Advisors LLC held approximately 1.3 million shares and Elan held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 36% of our common shares outstanding as of June 30, 2008. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

•	approval of significant corporate transactions, such as a change of control of us;

•	election of directors; or

•	amendment of our charter documents.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders in Seattle, Washington on May 15, 2008. Of the 19,814,161 shares issued and outstanding as of the record date for the annual meeting, there were present at the meeting, in person or by proxy, shareholders of the Company who were holders of 12,601,445, or 63.60%, of the total shares eligible to vote. At the annual meeting, our shareholders approved the following matters by the votes indicated below:

(i) Election of Directors;

At the annual meeting, our shareholders approved the election of the persons named below to our board of directors as Class 2 Directors for a three-year term expiring in 2011, or until the successor of each is elected and qualified, by the votes set forth below:

Nominee	Votes For	Votes Withheld
Joseph M. Davie	12,087,401	514,044
Roger L. Hawley	12,087,428	514,017

The Board members whose terms in office continued after the Annual Meeting were Jack L Bowman, Jeremy L. Curnock Cook (chairman), Nelson L. Levy, H. Stewart Parker and Michael S. Perry.

(ii) Ratification of auditor.

Our shareholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008 by the votes set forth below:

Voted
Votes For	12,377,609
Votes Against	84,219
Abstain	139,617

Item 5.    Other Information

None.

Item 6.    Exhibits

See the Index to Exhibits included in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date:	August 6, 2008	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

		By:	/s/ DAVID J. POSTON
Date:	August 6, 2008		David J. Poston, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation	8-K	1/30/08	3.1
3.2	Amended and Restated Bylaws.	8-K	12/28/07	3.1
4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007.	8-K	1/8/07	10.2
4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/25/07	10.2
10.1	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and H. Stewart Parker	8-K	3/12/08	10.1
10.2	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and Barrie J. Carter	8-K	3/12/08	10.2
10.3	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and David J. Poston	8-K	3/12/08	10.3
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X