Form 10-Q
period 2008-09-30
TARGETED GENETICS CORP /WA/
filed 2008-11-05
CIK 921114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-23930

TARGETED GENETICS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Washington	91-1549568
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Shares of Common Stock, par value $0.01 per share, outstanding as of November 4, 2008: 20,003,865

TARGETED GENETICS CORPORATION
Quarterly Report on Form 10-Q
For the quarter ended September 30, 2008

i

PART I    FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,183,000	$16,442,000
Accounts receivable	368,000	2,611,000
Prepaid expenses and other	215,000	243,000
Total current assets	9,766,000	19,296,000
Property and equipment, net	1,292,000	1,052,000
Goodwill	7,926,000	7,926,000
Other assets	200,000	200,000
Total assets	$19,184,000	$28,474,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,144,000	$2,161,000
Accrued employee expenses	512,000	1,507,000
Accrued restructure charges	619,000	574,000
Deferred revenue	1,865,000	79,000
Current portion of long-term obligations	—	336,000
Total current liabilities	5,140,000	4,657,000

Accrued restructure charges	7,099,000	7,569,000
Deferred rent	4,000	8,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 20,003,198 shares issued and outstanding at September 30, 2008 and 19,814,161 shares issued and outstanding at December 31, 2007	200,000	198,000
Additional paid-in capital	316,766,000	316,196,000
Accumulated deficit	(310,025,000)	(300,154,000)
Total shareholders’ equity	6,941,000	16,240,000
Total liabilities and shareholders’ equity	$19,184,000	$28,474,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue:
Collaborative revenue	$1,742,000	$1,943,000	$6,478,000	$6,612,000
Licensing revenue	—	500,000	—	500,000
Total revenue	1,742,000	2,443,000	6,478,000	7,112,000

Operating expenses:
Research and development	3,192,000	3,874,000	11,294,000	12,840,000
General and administrative	1,224,000	1,694,000	4,865,000	4,821,000
Restructure charges	196,000	183,000	597,000	809,000
Total operating expenses	4,612,000	5,751,000	16,756,000	18,470,000

Loss from operations	(2,870,000)	(3,308,000)	(10,278,000)	(11,358,000)
Investment income	53,000	277,000	251,000	305,000
Other income	79,000	—	79,000	—
Gain on debt restructure	77,000	—	77,000	—
Interest expense	—	—	—	(1,000)
Net loss	$(2,661,000)	$(3,031,000)	$(9,871,000)	$(11,054,000)

Net loss per common share (basic and diluted)	$(0.13)	$(0.15)	$(0.50)	$(0.72)
Shares used in computation of basic and diluted net loss per common share	20,002,000	19,814,000	19,906,000	15,388,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(9,871,000)	$(11,054,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399,000	447,000
Stock-based compensation	582,000	514,000
Loss on investments	—	251,000
Gain on sale of property and equipment	(76,000)	(22,000)
Gain on debt restructure	(77,000)	—
Other	(10,000)	—
Changes in assets and liabilities:
Change in accounts receivable	2,243,000	(46,000)
Change in prepaid expenses and other	28,000	(12,000)
Change in other assets	—	6,000
Change in current liabilities	(1,012,000)	(1,000)
Change in deferred revenue	1,786,000	(33,000)
Change in deferred rent	(5,000)	(2,000)
Change in accrued restructure charges	(424,000)	(228,000)
Net cash used in operating activities	(6,437,000)	(10,180,000)

Investing activities:
Purchases of property and equipment	(639,000)	(333,000)
Proceeds from the sale of equipment	76,000	22,000
Proceeds from sale of investments	—	16,000
Net cash used in investing activities	(563,000)	(295,000)

Financing activities:
Net proceeds from sales of capital stock (and warrants)	—	25,956,000
Proceeds from the exercise of stock options	—	39,000
Payments under debt and equipment financing arrangements	(259,000)	(1,195,000)
Net cash (used in) provided by financing activities	(259,000)	24,800,000

Net (decrease) increase in cash and cash equivalents	(7,259,000)	14,325,000
Cash and cash equivalents, beginning of period	16,442,000	6,206,000
Cash and cash equivalents, end of period	$9,183,000	$20,531,000

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

We do not believe that our results of operations for the three and nine months ended September 30, 2008 are necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

Our combined cash and cash equivalents totaled $9.2 million at September 30, 2008. We believe that our current resources and the cash we expect to receive from our collaborative partners are only sufficient to fund our planned operations into the first quarter of 2009. This estimate is based on our ability to perform planned research and development activities and the receipt of planned funding from our collaborators and actual results could differ from our estimates. We intend to seek additional financing in order to fund our operations through 2009; however, we cannot provide assurances that we will be successful in obtaining additional financing when and as needed in the future. If we do not raise additional funds, we would be forced to preserve our cash position through a combination of cost reduction measures, which may include a reduction in workforce, termination of our product development programs, monetization of technology assets or intellectual property, sales of assets, likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and dilutive to our shareholders. We have prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern notwithstanding the fact that there is no assurance that we will be able to secure the financial resources we require in the near term to continue as a going concern and our condensed consolidated financial statements do not reflect adjustments that may impact the amount and classifications of assets or liabilities that may result from these liquidity uncertainties.

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

In July 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption was not permitted. The adoption of EITF 07-3 changed our policy on nonrefundable prepayments for research and development services whereby such costs will be deferred and recognized as the services are rendered as compared to the existing policy whereby such payments are charged to research and development expense as paid. This change did not have a material impact on the three or nine months ended September 30, 2008.

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

The table below presents a reconciliation of the accrued restructure liability for the nine month period ended September 30, 2008:

Restructure Liability
December 31, 2007 accrued liability	$8,143,000
Adjustments to the liability (accretion)	597,000
Amount paid	(1,022,000)
September 30, 2008 accrued liability	$7,718,000

Adjustments to the accrued restructure liability include accretion expense of $196,000 for the three months ended September 30, 2008 and $597,000 for the nine months ended September 30, 2008.

Through September 30, 2008, we have recorded restructure charges totaling $12.7 million for our Bothell facility. We expect to incur an additional $3.2 million in accretion expense through the expiration of the Bothell lease in September 2015.

We periodically evaluate our restructuring estimates and assumptions and record restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances.

3. Equity

Stock Compensation

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R), “Share-Based Payment,” for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options:
Research and development expense	$6,000	$1,000	$99,000	$195,000
General and administrative expense	6,000	7,000	41,000	157,000
Restricted stock units:
Research and development expense	71,000	38,000	231,000	55,000
General and administrative expense	54,000	73,000	211,000	107,000
Total stock-based compensation expense	$137,000	$119,000	$582,000	$514,000

We determine the fair value of each restricted stock unit on the date of the grant using the closing market price of our traded securities. We estimate the fair value of each stock option award on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock options granted in the nine months ended September 30, 2008. The weighted average assumptions for stock options granted in the nine months ended September 30, 2007 were:

a) expected dividend rate of zero,
b) expected stock price volatility ranged from 1.047 to 1.114,
c) risk free interest rate ranged from 4.54% to 4.58%,
d) expected life of options ranged from 4 to 5 years.

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

As of September 30, 2008, we held approximately 2.4 million shares of Chromos Molecular Systems Inc., or Chromos, a publicly traded company whose common stock was listed on the Toronto Stock Exchange. The Chromos securities were delisted from the Toronto Stock Exchange at the close of the market on May 8, 2008, and as a result there is not an active market for the stock. In October 2008, Chromos entered into a restructure agreement under which all assets, liabilities and equity are now controlled by a newly formed company, Calyx Bio-ventures. We are currently waiting for information regarding the conversion of our existing Chromos shares to determine the value of our investment in the newly formed company. Through December 31, 2007, we recorded our common stock investment in Chromos at fair market value and recorded changes in the fair market value of the Chromos stock in accumulated other comprehensive loss. We also periodically evaluated our Chromos stock for signs of impairment that may be other-than-temporary, which would necessitate a reduction in the carrying value of the investment and charge to expense. During 2007, we determined that our investment was other-than-temporarily impaired and the fair value of our investment was zero due to the declining market value of the Chromos stock and a decline in Chromos’ financial position. Accordingly, we wrote the asset down to the fair market value of the Chromos stock on both March 31, 2007 and June 30, 2007 and recognized a realized loss of $208,000 in the first quarter of 2007 and an additional realized loss of $44,000 in the second quarter of 2007. This investment is classified as a Level 3 on the fair value hierarchy and there were no changes to the balance during the three and nine month periods ended September 30, 2008.

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

From time to time we have evaluated a range of opportunities that include strategic combinations and product diversification with a particular focus on product candidates to which we can apply our significant development expertise. For example, in the third quarter of 2008 the U.S. Department of Defense, or DOD, Amyotrophic Lateral Sclerosis Research Program awarded us up to $2.4 million of grant funding to be applied toward preclinical development of new therapies for amyotrophic lateral sclerosis, or ALS. Under this program, we are developing a small-molecule based on the observations by our collaborator, Dr. John Engelhardt, at the University of Iowa, that over-activation of nicotinamide adenine dinucleotide phosphate, or NADPH oxidase is associated with pathogenesis of ALS. Further, inhibition of NADPH oxidase activity significantly increases survival of mice with ALS. The work under this grant includes formulation development and preclinical pharmacokinetic and safety studies.

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

Description	Indication	Funding Partners	Development Status
AAV delivery of TNF-alpha inhibitor	Inflammatory Arthritis	None	Phase I/II
AAV delivery of HIV antigens	HIV/AIDS	IAVI, CHOP and NCH	Phase II
AAV delivery of SERCA2a	Heart Failure	Celladon	Phase I
AAV delivery of HIV antigens	HIV/AIDS	CHOP, NCH and NIAID	Preclinical
AAV expression of htt shRNA (RNAi)	Huntington’s disease, or HD	None	Preclinical
AAV delivery of RPE 65	Leber’s congenital amaurosis, or LCA	None	Phase I/II

Our now complete Phase I/II clinical trial of our tgAAC94 product candidate for inflammatory arthritis evaluated multiple doses of tgAAC94 administered directly to affected joints with or without concurrent systemic TNF antagonist therapies. The study achieved its primary endpoint of safety and tolerability. In addition, we reported encouraging data on improvement of the injected joint based on patient-reported outcome measures considered a gauge of efficacy.  These data  suggests further study is warranted. Robin Ali, our collaborator at the University of College London plans to expand the current ongoing LCA clinical trial to include younger patients and a higher dose cohort.   We and our HIV/AIDS vaccine collaborators are supporting the NIAID as it prepares to initiate a Phase I clinical trial of our AAV1-based vaccine product candidate currently anticipated for the first half of 2009. Our HD program academic collaborator, Bev Davidson, Ph.D., is conducting the necessary mice studies that are required prior to the initiation of safety studies in a large animal model. We, with our collaborator, Dr. John Engelhardt at the University of Iowa, are moving forward with planned activities to implement the ALS program plan.

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

As of September 30, 2008, our accumulated deficit totaled $310.0 million. We expect to generate substantial additional losses for the foreseeable future, primarily due to the costs associated with funding our product development programs, developing and maintaining our manufacturing capabilities and developing our intellectual property assets.

We will require access to significantly higher amounts of capital than we currently have in order to successfully develop our product candidates or our partnered product candidates. We may be unable to obtain required funding when needed or on acceptable terms, obtain or maintain corporate partnerships, or complete acquisition transactions necessary or desirable to complete the development of our product candidates and, as a result, we may be required to delay or terminate some or all of our development programs.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no material changes from the critical accounting policies, estimates and assumptions as disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Revenue

Revenue decreased to $1.7 million for the three months ended September 30, 2008 as compared to $2.4 million for the same period in 2007. Revenue decreased to $6.5 million for the nine months ended September 30, 2008 as compared to $7.1 million for the same period in 2007. The decrease in revenue reflects a decrease in research and development and manufacturing activities under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH and decreased licensing revenue from a milestone payment received in the third quarter of 2007. This is partially offset by higher research and development activities under our collaboration with Celladon. Based upon the terms specified in our collaboration agreements, we receive advance payments from some of our collaboration partners before the project work has been performed. These payments are deferred and recognized as revenue when the costs are incurred. We expect that our revenue for the remainder of 2008 will consist primarily of research and development revenue earned from our collaboration with Celladon and the NIAID-funded HIV/AIDS subcontract with CHOP and NCH. We expect that our revenue for 2008 will decrease from 2007 as our partnered programs emphasize clinical development in 2008 which results in fewer resources devoted to the manufacturing aspects of development. We expect our 2008 revenue generated from our Celladon collaboration to be higher than in 2007. Our HIV/AIDS vaccine development revenue from the IAVI and NIAID-funded projects fluctuates year to year depending upon the scope of development efforts underway within each separate but complementary program. For 2008, our HIV/AIDS efforts are focused on advancing the NIAID-funded HIV/AIDS vaccine efforts. Accordingly, we expect no activity within the IAVI-funded portion of our HIV/AIDS development work and we expect revenue under our NIAID-funded HIV/AIDS vaccine collaboration to decrease compared to 2007 due to less development and manufacturing activity in 2008, as the project is focused primarily on preparing for the initiation of an National Institutes of Health, or NIH, sponsored clinical study in 2009.

Operating Expenses

Research and Development Expenses.    Research and development expenses decreased to $3.2 million for the three months ended September 30, 2008 compared to $3.9 million for the same period in 2007.  Research and development expenses decreased to $11.3 million for the nine months ended September 30, 2008 compared to $12.8 million for the same period in 2007. This decrease reflects lower clinical trial costs for our inflammatory arthritis program as we have completed our Phase I/II clinical trial. This decrease was partially offset by increased activity on our partnered heart failure product candidate during 2008.

The following is an allocation of our total research and development costs between our programs that are in clinical development and those that are in research or preclinical stages of development:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Programs in clinical development:
Inflammatory arthritis	$269,000	$1,091,000	$1,157,000	$2,948,000
Heart failure (1)	833,000	170,000	2,298,000	373,000
IAVI HIV/AIDS vaccine	—	33,000	—	202,000
Indirect costs and other	1,212,000	631,000	3,531,000	2,161,000
Total clinical development program expense	2,314,000	1,925,000	6,986,000	5,684,000
Research and preclinical development program expense	878,000	1,949,000	4,308,000	7,156,000
Total research and development expense	$3,192,000	$3,874,000	$11,294,000	$12,840,000

(1) Includes costs incurred after the trial was initiated in May 2007. Costs incurred prior to that are included as research and preclinical development program expense.

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, clinical trial costs, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. Celladon separately manages and funds the clinical trial costs of the heart failure program and IAVI separately managed and funds the clinical trial costs of the HIV/AIDS vaccine program for the developing world. As a result, we do not include those costs in our research and development expenses.

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

General and Administrative Expenses.    General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2008 from $1.7 million for the same period in 2007. This decrease reflects lower intellectual property charges for the quarter related to the timing of patent issuances in Europe, lower shareholder costs and decreased use of external consultants. General and administrative expense increased to $4.9 million for the nine months ended September 30, 2008 compared to $4.8 million for the same period in 2007.  This increase reflects higher intellectual property charges related to patent costs and higher legal fees as compared to the first nine months of 2007.

Restructure Charges.    Restructure charges increased to $196,000 for the three months ended September 30, 2008 compared to $183,000 for the same period in 2007and consists entirely of accretion expense. Restructure charges decreased to $597,000 for the nine months ended September 30, 2008 compared to $809,000 for the same period in 2007. Restructure charges include accretion expense of $597,000 for the nine months ended September 30, 2008 and $549,000 for the nine months ended September 30, 2007. Restructuring charges in 2007 also includes $260,000 related to changes in our estimates of the anticipated lead time to sublease the Bothell facility.

Other Income and Expense

Investment Income.     Investment income reflects interest income earned on our short term investments and realized gains or losses on our investment in Chromos. Investment income decreased to $53,000 for the three months ended September 30, 2008 compared to $277,000 for the same period in 2007. Investment income decreased to $251,000 for the nine months ended September 30, 2008 compared to $305,000 for the same period in 2007. Investment income has decreased due to lower average cash balances and lower interest rates compared to the prior year. For the nine month period ended September 30, 2007, investment income reflects a $251,000 realized loss related to an other-than-temporary impairment loss on our investment in Chromos due to the declining market value of the Chromos securities combined with a decline in Chromos’ financial condition.

Other Income.     Other income reflects proceeds from the sale of obsolete capital assets.

Gain on debt restructure. In 2006, we signed an agreement to restructure $8.15 million of debt payable to Biogen Idec. Under the agreement, we exchanged $5.65 million of debt for one million shares of our common stock with a fair value of $2.9 million with Biogen Idec. Inherent in our determination of the gain on debt restructure is an estimate of the amounts and timing of future principal and interest payments. To the extent that changes in our estimates result in decreases in estimated future interest payments such gain was deferred until realized. In August 2008, we made our final principal and interest payment to Biogen Idec. The difference between the final principal and interest payment and the estimated liability established in 2006 was recognized as a realized gain of $77,000.

Liquidity and Capital Resources

We had cash and cash equivalents balances of $9.2 million at September 30, 2008 compared to $16.4 million at December 31, 2007. Our cash and cash equivalents decreased $7.3 million in the nine months ended September 30, 2008 primarily reflecting cash used in operations of $6.4 million, capital purchases of $639,000 and payments under debt arrangements of $259,000 primarily related to the final principal and interest payment of the Biogen Idec note.

Our primary sources of capital are proceeds from public and private sales of our equity securities and through cash payments received from our collaborative partners and through proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on our cash and loan funding under equipment leasing agreements and in the last two years from licensing revenue. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents but, particularly in the current market environment, they may not continue to do so.

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

In addition to the funding necessary to advance our product development and fund our ongoing operating costs, we also have lease commitments that draw on our cash resources. Our most significant obligations are approximately $10.9 million of remaining lease payments on our Bothell facility, which we are obligated to pay at $1.4 million to $1.6 million per year until the year 2015.

We expect the level of our future operating expenses to be driven by the needs of our product development programs and our lease obligations. The size, scope and pace of our product development activities depend on the availability of the sources of capital described above. Our future cash requirements will depend on many factors, including:

•	whether we decide to continue to pursue all or a portion of our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and maintaining and expanding our patent portfolio;

•	the rate and extent of scientific progress in our research and development programs;

•	the availability and success of development collaborations with third parties;

•	competing technological and market developments;

•	the existence and outcome of any litigation or administrative proceedings, including those involving product liability or intellectual property; and

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required.

We have financed our product development activities and general corporate functions primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners and proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents and loan funding under equipment financing agreements and, in the last two years, from license revenue. The size, scope and pace of our product development activities depend on the availability of these resources. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents but, particularly in the current market environment, they may not continue to do so.

Our development collaborations have typically provided us with funding in several forms, including purchases of our equity securities, loans, payments for reimbursement of research and development costs and milestone fees and payments. We and our partners typically agree on a target disease and create a development plan for the product candidate, which generally spans several years and is subject to termination or extension. For example, when the Celladon collaboration was initiated in 2005, it originally had a research and development work plan that was established and funded based on quarterly costs. In March 2008, we and Celladon agreed to a research and development work plan extending through January 2010. Also, in 2005, we extended the scope of our IAVI-funded HIV/AIDS vaccine program activities to the developed world via our collaboration with CHOP and NCH through a subcontract with NIAID. To date we have received $9.7 million under this subcontract and our portion of the remaining total project funding of up to $8.5 million depends on annual renewal of government funding and the scope of product development work plans agreed upon by us, CHOP, NCH and the NIAID. The funding is awarded to us in annual installments based on an approved work plan and achievement of milestones. In August 2008, we were officially awarded $3.9 million in additional funding for the fourth plan year covering the time period from August 31, 2008 through August 30, 2009. For 2008, this program comprises substantially all of our current HIV/AIDS product development activities.

The funding from each of our collaborative partners fully offsets our incremental program costs incurred by each collaboration and our overhead and fixed costs. Our revenue from collaborative agreements and licenses totaled $10.3 million in 2007 and, assuming that we complete all of the planned development activities for each of these funded projects, we expect revenue from our collaborative partners of approximately $8.5 million to $9.0 million in 2008. Our revenue plan for 2008 includes the expectation that we accomplish our current Celladon heart failure and NIAID-funded HIV/AIDS vaccine work plans.

The terms of each of our collaborations include provisions that allow our partners the right to terminate both the underlying collaboration and the obligation to provide research funding at any time with as little as 90 days’ notice. As an example, in 2008 Sirna, a wholly-owned subsidiary of Merck & Co., Inc., decided not to continue its collaboration with us on our HD program and instead we acquired the rights necessary to continue that program on our own. If we were to lose the collaborative funding expected from the Celladon collaboration or the NIAID subcontract and were unable to obtain alternative sources of funding, we would be unable to continue our research and development program for that product candidate and/or we would not have sufficient resources available to fund our ongoing operations for as long as currently expected.

Our financing strategy is focused around the advancement of our programs in clinical development, the advancement of our LCA program, RNAi initiatives such as our HD program, new product development and broader RNAi initiatives, leveraging our intellectual property assets and capabilities into additional capital raising opportunities, including through potential strategic transactions, and accessing the public and private capital markets. Our ability to raise capital depends in part on product development success and how the public capital markets perceive the promise of our products and platform. There is a low percentage of success in biopharmaceutical product development of all types, and current capital markets have tended to discount the value of biopharmaceutical companies with early-stage products.

We are currently focusing on additional sources of financing that could involve one or more of the following:

•	mergers and acquisitions;
•	selling or licensing our technology, product candidates or other assets;
•	entering into additional product development or manufacturing collaborations;
•	issuing equity in the public or private markets;
•	extending or expanding our current collaborations;
•	borrowing under loan or equipment financing arrangements; and/or
•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize and conditions may not stabilize before we reach the end of our financial resources and are forced to go out of business.

We expect that our total cash requirements for the fiscal year ending December 31, 2008 will range from $11.5 million to $12.5 million and that our cash and cash equivalents at September 30, 2008, plus the anticipated funding from our product development collaborations and contracts will only be sufficient to fund our current level of operations into the first quarter of 2009. This estimate is based on our ability to perform, and success of, planned research and development activities and the receipt of planned funding from our collaborators and actual results could differ from our estimates.

Depending on our ability to successfully access additional funding, we may be forced to implement cost reduction measures, which could include a reduction in workforce, suspension or termination of our product development programs, sales of assets, technologies or programs likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to us and/or dilutive to our shareholders.

Item 4T.    Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is properly recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

In July 2007, we were notified that a patient experienced a serious adverse event, or SAE, while enrolled in the clinical trial of tgAAC94, our product candidate to treat arthritis. Although the patient subsequently died, as a result of a review of the SAE, both the National Institutes of Health Recombinant DNA Advisory Committee, or RAC, and the trial’s independent data safety monitoring board, or Safety Board, concluded that the patient’s death was not caused by the tgAAC94 product, as described in our Form 8-K filed on December 6, 2007. In addition, after the U.S. Food and Drug Administration, or FDA reviewed the safety data on all 127 patients in the trial and data from the SAE, the hold originally put on the clinical trial was removed, permitting the clinical trial to resume. In September 2008, we were made aware, although we have not been formally served notice, that we, among others, were named in a lawsuit filed by the patient’s spouse. The complaint relating to the lawsuit alleges that the named parties’ negligence was the proximate cause of the patient’s death and seeks unspecified damages in excess of $50,000.

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

Risks Related to Our Business

If we are unable to raise additional capital or secure additional sources of funding in the near term, we will be unable to conduct our operations and develop our potential products.

Because our internally generated cash flow will not fund development and commercialization of our product candidates, we will require substantial additional financial resources. Our future capital requirements will depend on many factors, including:

•	whether we decide to continue to pursue all or a portion of our research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and maintaining and expanding our patent portfolio;

•	the rate and extent of scientific progress in our research and development programs;

•	the availability and success of development collaborations with third parties;

•	competing technological and market developments;

•	the existence and outcome of any litigation or administrative proceedings involving intellectual property; and

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required.

We currently expect that our existing financial resources will only be sufficient to fund our current level of operations into the first quarter of 2009 and actual results could differ from this estimate. Additional sources of financing could involve one or more of the following:

•	mergers and acquisitions;

•	selling or licensing our technology or product candidates;

•	entering into additional product development or manufacturing collaborations;

•	issuing equity in the public or private markets;

•	extending or expanding our current collaborations;

•	borrowing under loan or equipment financing arrangements; and

•	issuing debt.

Additional funding may not be available to us on reasonable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize and conditions may not stabilize before we reach then end of our financial resources and are forced to go out of business.

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

If our stock price continues to decline, or does not increase sufficiently, we may be unable to raise additional capital. As our existing financial resources are only expected to be sufficient to fund our current level of operations into the first quarter of 2009, an inability to raise capital in the near term could force us to go out of business. Additional declines in the price of our common stock, or a failure of the price of our common stock to increase sufficiently, could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market. Debt financing, if available, may require that we pledge our assets, including our intellectual property, or may require restrictive covenants that would restrict our business activities.

The funding that we expect to receive from our collaborations depends on continued scientific progress under the collaborations and our collaborators’ ability and willingness to continue or extend the collaboration. If we are unable to successfully access sufficient additional capital, we may need to scale back, delay or terminate one or more of our development programs, curtail capital expenditures or reduce other operating activities or workforce. We may also be required to sell or relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

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

As of September 30, 2008, we had an accumulated deficit of $310.0 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

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

As of September 30, 2008, our partnered heart failure product candidate in collaboration with Celladon is in a Phase I clinical trial, we have completed a Phase I/II trial of our inflammatory arthritis candidate, our HIV/AIDS product candidate in collaboration with IAVI completed both a Phase I and Phase II trial and we have no product candidates in Phase III trials. Of the product candidates that we are currently developing, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Clinical trials and the marketing of any potential products may expose us to liability claims resulting from the testing or use of our products. Gene therapy treatments are new and unproven, and potential known and unknown side effects of gene therapy may be serious and potentially life-threatening. Product liability claims may be made by clinical trial participants, consumers, healthcare providers or other sellers or users of our products. For example, a patient in one of our clinical trials experienced an SAE and subsequently died, and the spouse of that patient filed a lawsuit alleging that various named parties’ negligence, including ours, was the proximate cause of the patient’s death. Although we currently maintain liability insurance, the costs of product liability and other claims against us may exceed our insurance coverage. In addition, we may require increased liability coverage as additional product candidates are used in clinical trials or commercialized. Liability insurance is expensive and may not continue to be available on acceptable terms. A product liability or other claim or product recall not covered by or exceeding our insurance coverage could significantly harm our financial condition. In addition, adverse publicity resulting from a product recall or a liability claim against us, one of our partners or another gene therapy company could significantly harm our reputation and make it more difficult to obtain the funding and collaborative partnerships necessary to maintain our business.

Failure to recruit subjects could delay or prevent clinical trials of our potential products, which could delay or prevent the development of potential products.

Identifying and qualifying subjects to participate in clinical trials of our potential products is critically important to our success. The timing of our clinical trials depends on the speed at which we can recruit subjects to participate in testing our product candidates. We have experienced delays in some of our clinical trials, and we may experience similar delays in the future. If subjects are unwilling to participate in our gene therapy trials because of negative publicity from or concerns about the death of a subject in one of our trials who suffered an SAE, even though it was subsequently determined to be unrelated to our drug, or adverse events in the biotechnology or gene therapy industries in general or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting subjects, conducting trials and obtaining regulatory approval of potential products will be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether which could seriously harm our business.

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

Public perception of our product candidates could be harmed by negative events in the field of gene transfer. For example, in 2003, 14 subjects in a French academic clinical trial being treated for x-linked severe combined immunodeficiency in a gene therapy trial using a retroviral vector showed correction of the disease, although three of the subjects subsequently developed leukemia. A subject in one of our trials died in 2007 after suffering a serious adverse event that ultimately was attributed to an invasive fungal infection. Adverse events in our clinical trials, such as happened in 2007, even if not ultimately attributable to our drug candidates, and the resulting publicity, as well as any other adverse events in the field of gene therapy that may occur in the future, could result in a decrease in demand for any products that we may develop. The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community, which may conclude that our technology is unsafe.

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

The letter stated that under Marketplace Rule 4310(c)(8)(d), we will be provided with 180 calendar days, or until October 20, 2008, to regain compliance with Marketplace Rule 4310(c)(4). On October 22, 2008, the NASDAQ Stock Market notified us that it had suspended enforcement of the bid price and market value of publicly held shares requirements effective October 16, 2008 through January 16, 2009, and that we have until January 26, 2009 to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 or more per share for a minimum of 10 business days. If, on January 26, 2009, we meet The NASDAQ Capital Market initial inclusion criteria set forth in Marketplace Rule 4310(c), but have not regained bid price compliance, we may be provided with an additional 180 calendar day compliance period to demonstrate compliance. If we are not eligible for the additional compliance period at that time, NASDAQ Staff will provide written notification that Targeted Genetics' securities will be delisted. Upon such notice, we may appeal the NASDAQ Staff’s Determination to a Listing Qualifications Panel, pursuant to the procedures set forth in the NASDAQ Marketplace Rule 4800 Series. There can be no assurance that if we were to appeal such a determination that such appeal would be successful.

If we were to be delisted from the NASDAQ Capital Market, trading, if any, in our shares may continue to be conducted on the Over the Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital in an already challenging capital market.

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

If our stock price declines, we may be unable to raise additional capital. As our existing financial resources are only expected to be sufficient to fund our current level of operations into the first quarter of 2009, an inability to raise capital could force us to go out of business. Significant declines in the price of our common stock could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and may result in certain decisions that are contrary to your interests.

A small number of investors own a significant number of shares of our common stock. As of September 30, 2008, Special Situations held approximately 2.5 million shares, Biogen Idec held approximately 2.2 million shares, OrbiMed Advisors LLC, or OrbiMed held approximately 1.3 million shares and Elan International services, Ltd., or Elan, held approximately 1.2 million shares, of our common stock. Together these holdings represent approximately 36% of our common shares outstanding as of September 30, 2008. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

Special Situations, Biogen Idec, OrbiMed and Elan have all sold shares of our common stock and may continue to do so. Sales of significant value of stock by these investors may introduce increased volatility to the market price of our common stock. In accordance with the termination agreement that we entered into with Elan in March 2004, Elan is only permitted to sell quantities of our stock equal to 175% of the volume limitation set forth in Rule 144(e)(1) promulgated under the Securities Act of 1933, as amended, subject to certain exceptions.

Market fluctuations or volatility could cause the market price of our common stock to decline and limit our ability to raise capital or cause impairment issues.

The stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performance of the affected companies. The market price of the securities of biotechnology companies, particularly companies such as ours without earnings and product revenue, has been highly volatile and is likely to remain so in the future. Any report of clinical trial results that are below the expectations of financial analysts or investors could result in a decline in our stock price. We believe that in the past, similar levels of volatility have contributed to the decline in the market price of our common stock, and may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile market price for our common stock. The trading price of our common stock could decline significantly as a result of sales of a substantial number of shares of our common stock, or the perception that significant sales could occur. In addition, the sale of significant quantities of stock by Special Situations, Biogen Idec, OrbiMed, Elan, or other holders of significant amounts of shares of our stock, could adversely impact the price of our common stock.

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

TARGETED GENETICS CORPORATION

Date: November 5, 2008	By:	/s/ H. STEWART PARKER
H. Stewart Parker, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2008	By:	/s/ DAVID J. POSTON
David J. Poston, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Restated Articles of Incorporation	8-K	1/30/08	3.1
3.2	Amended and Restated Bylaws.	8-K	12/28/07	3.1
4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007.	8-K	1/8/07	10.2
4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007.	8-K	6/25/07	10.2
10.2	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and Barrie J. Carter	8-K	3/12/08	10.2
10.3	Amended and Restated Senior Management Employment Agreement, dated as of March 11, 2008, between Targeted Genetics Corporation and David J. Poston	8-K	3/12/08	10.3
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X