Form 10-Q
period 2009-03-31
TARGETED GENETICS CORP /WA/
filed 2009-05-07
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Shares of Common Stock, par value $0.01 per share, outstanding as of May 1, 2009: 20,447,865

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2009

i

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,916,000	$5,216,000
Accounts receivable	257,000	317,000
Prepaid expenses and other	121,000	132,000

Total current assets	4,294,000	5,665,000
Property and equipment, net	1,177,000	1,285,000
Other assets	—	200,000

Total assets	$5,471,000	$7,150,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,200,000	$1,735,000
Accrued employee expenses	321,000	368,000
Current portion of accrued restructure charges	812,000	656,000
Deferred revenue	1,776,000	1,227,000

Total current liabilities	4,109,000	3,986,000
Accrued restructure charges	6,766,000	6,934,000
Deferred rent	—	2,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 20,447,198 shares issued and outstanding at March 31, 2009 and 20,238,865 shares issued and outstanding at December 31, 2008	204,000	202,000
Additional paid-in capital	317,050,000	316,900,000
Accumulated deficit	(322,658,000)	(320,874,000)

Total shareholders’ deficit	(5,404,000)	(3,772,000)

Total liabilities and shareholders’ deficit	$5,471,000	$7,150,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue under collaborative agreements	$2,021,000	$2,499,000
Operating expenses:
Research and development	2,120,000	3,946,000
General and administrative	1,361,000	1,889,000
Restructure charges	334,000	202,000

Total operating expenses	3,815,000	6,037,000

Loss from operations	(1,794,000)	(3,538,000)
Investment income	10,000	125,000

Net loss	$(1,784,000)	$(3,413,000)

Net loss per common share (basic and diluted)	$(0.09)	$(0.17)

Shares used in computation of basic and diluted net loss per common share	20,403,217	19,814,161

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(1,784,000)	$(3,413,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114,000	157,000
Stock-based compensation	152,000	194,000
Changes in assets and liabilities:
Accounts receivable	60,000	551,000
Prepaid expenses and other	11,000	(28,000)
Current liabilities	(582,000)	(872,000)
Deferred revenue	549,000	5,000
Accrued restructure expenses and deferred rent	(14,000)	(139,000)
Other non-current assets	200,000	—

Net cash used in operating activities	(1,294,000)	(3,545,000)

Investing activities:
Purchases of property and equipment	(6,000)	(34,000)
Proceeds from sale of investments	—	—

Net cash used in investing activities	(6,000)	(34,000)

Financing activities:
Payments under leasehold improvements and equipment financing arrangements	—	(1,000)

Net cash used in financing activities	—	(1,000)

Net decrease in cash and cash equivalents	(1,300,000)	(3,580,000)
Cash and cash equivalents, beginning of period	5,216,000	16,442,000

Cash and cash equivalents, end of period	$3,916,000	$12,862,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included in this quarterly report have been prepared by Targeted Genetics Corporation, or Targeted Genetics, according to the rules and regulations of the Securities and Exchange Commission, or SEC, and according to accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements. The accompanying balance sheet information as of December 31, 2008 is derived from our audited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations. Our condensed consolidated financial statements include the accounts of Targeted Genetics and our inactive, wholly owned subsidiaries, Genovo, Inc. and TGCF Manufacturing Corporation. There were no intercompany transactions for any of the periods included in this report. The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly our financial position and results of operations as of and for the periods indicated.

We do not believe that our results of operations for the three months ended March 31, 2009 are necessarily indicative of the results to be expected for the full year or any other period.

The condensed consolidated financial statements included in this quarterly report should be read in conjunction with our audited consolidated financial statements and related footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

Our combined cash and cash equivalents totaled $3.9 million at March 31, 2009. We believe that our current financial resources and the cash we expect to receive from our collaborative partners and grants will only be sufficient to fund our operations until the end of the second quarter of 2009. This estimate is based on our ability to successfully perform planned activities and the receipt of expected funding under our collaborations and grants, and actual results could differ from our estimates. Unless we raise additional capital in the second quarter of 2009, we expect to begin the process of ceasing operations, seeking bankruptcy protection or otherwise winding up our business.

Fair Value

Our cash equivalents are recorded at cost, which approximates fair market value, and consist primarily of money market investments. Our money market investments are classified as Level 1 on the fair value hierarchy.

Recently Issued Accounting Standards

In December 2007, FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 is effective for all of our existing collaborations in place after January 1, 2009. The adoption of EITF 07-1 did not have an effect on our financial position or results of operations for the first quarter of 2009. See Footnote 4 for further information.

2. Accrued Restructure Charges

Restructure charges primarily include contract termination costs related to building lease activity and employee termination costs. We apply the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, as it relates to our facility in Bothell, Washington and record restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility. Accrued restructure charges represent our best estimate of the fair value of the liability remaining under the lease and are computed as the present value of the difference between the remaining lease payments due less the net of sublease income and expense. These assumptions are periodically reviewed and adjustments are made to the accrued restructure charge when necessary. We record accretion expense as the difference between estimated cost and the present value of these costs using an assumed discount rate of 10%. Accretion expense is recorded on an ongoing basis through the end of the lease term in September 2015 and is reflected as a restructure charge in the accompanying consolidated statements of operations.

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

The table below presents a reconciliation of our accrued restructure liability for the three-month period ended March 31, 2009:

Restructure Costs
December 31, 2008 accrued liability	$7,590,000
Charges related to employee termination benefits	146,000
Accretion expense	188,000
Cash payments	(346,000)

March 31, 2009 accrued liability	$7,578,000

Adjustments to the accrued restructure liability for the three months ended March 31, 2009 includes $146,000 of employee termination benefits and $188,000 of accretion expense for the period. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying condensed consolidated statement of operations.

On February 3, 2009, we surrendered the Bothell facility to the landlord and ceased making rent payments for the facility, actions that constituted a default under the lease. We are seeking to negotiate a settlement with the landlord of our remaining obligations under the lease. There can be no assurance that we will be successful in negotiating a settlement and the landlord may terminate the lease as a result of our default and, among other potential remedies, seek to accelerate our obligations due under the lease. In March 2009, we forfeited a $200,000 deposit for the Bothell facility lease to the owner. From the time of our 2003 decision to discontinue use of the facility through March 31, 2009, we have recorded contract termination costs totaling $13.1 million for the Bothell facility. Under the terms of the current Bothell lease, we would incur an additional $2.8 million in accretion expense and would pay $10.4 million in rent through the expiration of the lease in September 2015, subject to reduction by the amount of lease payments received by the landlord if the facility is re-leased to another tenant. Through March 31, 2009, we have recorded $312,000 in employee termination benefits related to our restructuring to reduce expenses and realign and narrow our product development priorities, which we announced in November 2008.

We periodically evaluate our restructure estimates and assumptions and record additional restructure charges as necessary. Because restructure charges are estimates based upon assumptions regarding the timing and amounts of future events, significant adjustments to the accrual may be necessary in the future based on the actual outcome of events and as we become aware of new facts and circumstances. If we were to successfully negotiate a settlement with the facility landlord that reduces our remaining obligations under our Bothell lease or if we were to decide to resume use of the Bothell facility, a portion or all of any remaining accrued restructure charges related to the facility would be reversed. Such a reversal would be reflected as a reduction of restructure expenses and reflected in the period in which the contract is renegotiated or use is resumed. As of March 31, 2009, we are unable to determine the likelihood of any future adjustments to our accrued restructure charges.

3. Equity

Stock Compensation

In May 2007, our shareholders approved our proposal to amend, restate and rename the Targeted Genetics Corporation 1999 Stock Option Plan into the Targeted Genetics Corporation Stock Incentive Plan, or the Stock Incentive Plan. The Stock Incentive Plan provides for the issuance of long-term incentive awards, or Awards, in the form of nonqualified and incentive stock options, or Options, stock appreciation rights, stock grants and restricted stock units. Effective January 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires us to expense the fair value of share-based payments granted over the vesting period. This compensation expense includes: (a) compensation cost for all share-based stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for prior pro forma disclosures adjusted for forfeitures, and (b) compensation cost for all share-based payments granted after January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123R.

In the first quarter of 2009 we modified some outstanding restricted stock units. Under the revised restricted stock unit agreements the outstanding awards were not canceled upon termination of service and were immediately vested in full. Under SFAS No. 123R, these modified awards were revalued on the effective date of the modification and the entire stock-based compensation charge was recognized in full during the first quarter of 2009 as there is no longer a service requirement. We recorded expense of $58,000 relating to these awards for the three months ended March 31, 2009. This expense is reflected as restructure charges in the accompanying consolidated statement of operations.

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008:

	March 31,
	2009	2008
Stock options:
Research and development expense	$5,000	$29,000
General and administrative expense	—	14,000
Restricted stock units:
Research and development expense	55,000	63,000
General and administrative expense	34,000	88,000
Restructure expense	58,000	—

Total stock-based compensation expense	$152,000	$194,000

We estimate the fair value of each restricted stock unit on the date of the grant using the closing market price of our traded securities. We estimate the fair value of each stock option award on the date of the grant using the Black-Scholes-Merton option pricing model. There were no stock options granted during the three months ended March 31, 2009 or 2008. We apply an estimated forfeiture rate that we derive from historical forfeited shares.

4. Collaborative Agreements

We have entered into various product development relationships and license arrangements with pharmaceutical and biotechnology companies and non-profit organizations. Under these partnerships, we typically are reimbursed for research and development and manufacturing activities we perform. As part of these agreements we have received milestone and upfront payments and may receive additional milestone payments. Additionally, we may receive payments upon the occurrence of certain transactions involving covered products as well as royalties from product sales after commercialization.

Effective this quarter, we implemented EITF No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts due from our collaborative partners related to development activities are generally reflected as collaborative revenue and the costs incurred are reflected as research and development expense. We currently do not have any collaborations with commercialized products. The adoption of EITF 07-01 did not affect our financial position or results of operations.

Revenues earned for the three months ending March 31, 2009 and March 31, 2008 under our research and development collaborations and license agreements are as follows:

	2009	2008
Celladon	$1,548,000	$798,000
NIAID	330,000	1,701,000
Department of Defense	143,000	—

Total Collaborative Revenue	$2,021,000	$2,499,000

Celladon

In 2004, we entered into a collaboration agreement and manufacturing agreement with Celladon focused on the development of AAV-based drugs for the treatment of heart failure. In connection with the formation of this collaboration, certain of Celladon’s investors purchased 395,413 shares of our common stock at $15.20 per share, resulting in net proceeds to us of $6.0 million. We recorded the proceeds as equity at the fair value of the common stock, which approximated market value. Under the collaboration agreement, we agreed to contribute up to $2.0 million to support these development activities and then to be reimbursed for efforts over that amount. We met this $2.0 million threshold during 2005. We were also entitled to receive milestone payments during the development of product candidates under the collaboration as well as royalties and manufacturing profits from the commercialization of product candidates developed under the collaboration. In February 2009, we and Celladon agreed to replace the prior collaboration and manufacturing agreements with a license agreement and new manufacturing agreement. Under the terms of the modified agreements, we granted Celladon exclusive use of certain proprietary AAV vector technology in a specified field relating to heart failure, agreed to manufacture Celladon’s MYDICAR® product candidate for phase III clinical studies, at Celladon’s expense, and agreed to transfer technology to enable Celladon to manufacture MYDICAR® in the future through contract manufacturing organizations or a commercial partner. In addition, we and Celladon agreed to a new milestone payment and royalty structure covering development and commercialization of products in the permitted field, and Celladon agreed to make payments to us in the event of specified strategic transactions involving Celladon. Celladon separately manages and funds the clinical trial costs of the heart failure program. Our current work plan with Celladon extends through July 2009.

National Institute of Allergy and Infectious Diseases

In 2005, we extended the scope of our HIV/AIDS vaccine program to include the developed world via a contract awarded by the National Institute of Allergy and Infectious Disease, or NIAID, to Nationwide Children’s Hospital (formerly known as Columbus Children’s Research Institute), or NCH, in collaboration with Children’s Hospital of Philadelphia, or CHOP, and us. Under the original award the NIAID established a $22.0 million budget for the overall collaboration, of which they identified a subcontract budget of up to $18.2 million of funding over five years for our efforts for the development, manufacture and preclinical testing of vaccine candidates. Since 2005 investigators at CHOP and NCH completed the design of the vaccine candidates and we have manufactured the vectors for the clinical trials that are planned to be conducted in the U.S. The direct costs of any clinical trials will be borne by the NIAID and are not part of the contract. This NIAID-funded vaccine program complements work we performed under our vaccine program with International AIDS Vaccine Initiative. The NIAID awards funding under this program in annual installments. Total cumulative funding awarded to us under our subcontract is $15.8 million for the performance period through August 30, 2009, and we have recognized cumulative revenues of $10.9 million through March 31, 2009. In 2009 we expect to receive less NIAID funding and recognize less HIV/AIDS vaccine program revenue, as compared to 2008, as we wind down our portion of the development efforts and terminate our involvement in the program.

U.S. Department of Defense

In 2008, we entered into an agreement to develop a small-molecule based product candidate to treat amyotrophic lateral sclerosis in collaboration with John Engelhardt, Ph.D., at the University of Iowa and funded by a grant from the U.S. Department of Defense, or DOD. Under the award, the DOD has approved grant funding of up to $2.4 million for the reimbursement of research and development costs we incur during 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our cash resources and future financial condition, our ability to continue as a going concern, our ability to obtain additional funding, our listing on the Nasdaq Capital Market, our product development and commercialization goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our technology and product candidates and other statements that are not historical facts. Words such as “may,” “can be,” “may depend,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section “Risk Factors” in Part II, Item 1A of this quarterly report.

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

In November 2008, we reprioritized our product development efforts and focused our internally funded efforts on ocular and neurological product candidates, including our first product development effort to evaluate the use of AAV to deliver expressed RNAi. This realignment focused our resources on creating near-term value balanced with the capabilities and resources currently available to us and our collaborators. We implemented this realignment to scale our operations down to match our projected financial resources and to focus our expertise and intellectual property on the programs we believe offer the most promise. As a result, our development efforts are currently focused on:

•

a clinical-stage AAV-based product candidate for the treatment of Leber’s congenital amaurosis, or LCA, developed with Robin Ali, Ph.D., our collaborator at the University College London/Moorfields Eye Hospital, or UCL/M. LCA

is an ocular disease, one cause of which is a mutation in the RPE65 gene that leads to blindness. This product candidate is currently enrolling subjects in a Phase I/II dose escalation clinical trial funded through a grant awarded to Dr. Ali;

•

a preclinical AAV-based Huntington’s disease, or HD, product candidate under development with our collaborator, Beverly Davidson, Ph.D., at the University of Iowa, or UI. HD is an incurable neurodegenerative disorder that results from mutations to the gene that codes for the huntingtin protein. Preclinical studies focused on identifying a clinical candidate continue at UI. Based on an ongoing review of the program development timeline and funding requirements for future development, combined with an assessment of partnering interest from other parties to support future development efforts, we are in the process of evaluating our involvement with this program going forward; and

•

a preclinical small-molecule-based product candidate to treat amyotrophic lateral sclerosis, or ALS, under development with our collaborator, John Engelhardt, Ph.D., at UI. ALS is a progressive neurodegenerative disease affecting the brain and spinal cord. Our 2009 efforts are funded by a grant to us from the U.S. Department of Defense, or DOD. We have an option with UI related to this program that expires in June 2009. The UI option will expire in June 2009 unless we are able to secure adequate funding to support the program moving forward.

We are leaders in the development and application of processes to manufacture potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production, and we have established broad capabilities in applying our AAV-based gene therapeutic technologies to multiple product candidates and therapeutic indications. In late 2008 and early 2009, we analyzed the financial impact of continuing to support our internal manufacturing infrastructure compared to purchasing manufacturing services from contract manufacturing organizations, or CMOs. We determined that, based on our progress in developing a robust set of manufacturing processes, we could feasibly outsource our manufacturing needs rather than maintain the infrastructure costs of supporting our in-house manufacturing capability. In connection with this decision, in February 2009 we and Celladon Corporation agreed to conduct our previously agreed manufacturing campaign for Celladon’s MYDICAR® congestive heart failure product candidate at our company facilities and, in parallel, transfer the manufacturing know-how and processes required to replicate our manufacturing and testing of MYDICAR® to third party CMOs. We plan to continue to maintain an internal knowledge base within the company to facilitate high-quality training and oversight of manufacturing information transfer to CMOs and provide for a high-level capability for continued development of new or improved manufacturing processes. However, we believe that we have built a very capable manufacturing unit, both in terms of facility and competency, and we may pursue retaining this infrastructure if we successfully raise the necessary funding to support such capability by mid-2009 or if the capability could be maintained by an acquirer of our manufacturing asset.

In February 2009, we replaced our collaboration and manufacturing agreements with Celladon with a license agreement and a new manufacturing agreement. Additionally, in early 2009, in connection with our realignment efforts, we began to terminate a portion of our subcontract with Children’s Hospital of Philadelphia, or CHOP, and Nationwide Children’s Hospital, or NCH, for an HIV/AIDS vaccine project funded by the National Institute of Allergy and Infectious Diseases, or NIAID, as our work on the program is nearing completion and the program is entering into clinical trials. We also continued to realign our intellectual property portfolio to focus on our current priorities, which included returning rights under licenses and/or cessation of prosecution of patents that are not specific to our current development program efforts. Based on the additional revenue expected from the new Celladon agreements, in combination with reduced infrastructure, external program support and intellectual property costs and other spending reductions, we believe we have extended our cash horizon through the second quarter of 2009.

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

As of March 31, 2009, our accumulated deficit totaled $322.7 million and our cash balance was $3.9 million. We believe that our current financial resources, together with the cash we expect to receive from our collaborative partners and grants, will only be sufficient to fund our operations through the end of the second quarter of 2009. Unless we raise additional capital by then, we expect to begin the process of ceasing operations, declaring bankruptcy or otherwise winding up our business. Given the short amount of time and the fact that we have so far been unable to secure additional financial resources notwithstanding our considerable efforts to date, we believe it is increasingly unlikely we will be able to secure additional financial resources in time.

As a result of the goodwill impairment charge we recognized in the fourth quarter of 2008, combined with accrued restructure charges totaling $7.6 million at March 31, 2009 our net worth has fallen to a deficit of $5.4 million at March 31, 2009, which is below the

$2.5 million in shareholders’ equity required for continued listing in the NASDAQ Capital Market under Marketplace Rule 4310(c)(3). We do not meet the alternative continued listing requirements of $35.0 million in market value of listed securities or $500,000 of net income from continuing operations. On April 8, 2009, we received a letter from NASDAQ informing us of our non-compliance with Marketplace Rule 4310(c)(3). The letter stated that we had until April 23, 2009 to submit a plan to regain compliance and that, if the plan were to be accepted, we could be provided with up to 105 calendar days from April 8, 2009 to demonstrate compliance. On April 23, 2009, we submitted our compliance plan to NASDAQ.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no material changes from the critical accounting policies, estimates and assumptions disclosed the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenue

Revenue decreased to $2.0 million for the three months ended March 31, 2009 as compared to $2.5 million for the same period in 2008. The decrease in revenue reflects a decrease in research and development and manufacturing activities under the NIAID-funded HIV/AIDS vaccine project in collaboration with CHOP and NCH, and is partially offset by an increase in research and development activities under the Celladon program and our work on the ALS program. We expect that our revenue for the remainder of 2009 will consist primarily of research and development revenue earned from our manufacturing and technology transfer efforts in support of our agreement with Celladon and our ALS effort funded by the DOD, which was initiated in the fourth quarter of 2008 and is expected to be completed in 2009. Our HIV/AIDS vaccine development revenue has fluctuated year to year depending upon the scope of development efforts underway. For 2009, we expect modest revenue contributions from our HIV/AIDS efforts as our internal HIV/AIDS efforts will wind down as the NIAID begins clinical trials of the product candidate.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased to $2.1 million for the three months ended March 31, 2009 from $3.9 million for the same period in 2008. The decrease reflects lower pass-through outside services for our NIAID-funded HIV/AIDS vaccine subcontract, and lower clinical trial costs for our inflammatory arthritis program, as we have completed our Phase I/II clinical trial. Research and development costs under the Celladon heart failure program increased in the first three months of 2009, as compared to the same period in 2008, due to our manufacturing efforts in 2009.

The following table sets forth the allocation of total research and development costs between our programs that are in clinical development and those that are in research or preclinical stages of development:

	Three months ended March 31,
	2009	2008
Programs in clinical development:
Heart failure	$835,000	$503,000
Inflammatory arthritis	47,000	507,000
Indirect costs and other	659,000	921,000

Total clinical development program expense	1,541,000	1,931,000
Research and preclinical development program expense	579,000	2,015,000

Total research and development expense	$2,120,000	$3,946,000

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. Celladon separately manages and funds the clinical trial costs of the heart failure program and, as a result, we do not include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine program under a subcontract with CHOP and NCH, costs incurred for our ALS project funded by the DOD, and costs incurred for other programs prior to their transition into clinical trials. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

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

General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for the three months ended March 31, 2009 from $1.9 million for the same period in 2008. The decrease reflects lower intellectual property costs resulting from our return of licensed patent rights and cessation of prosecution of patents that are not specific to our current development program efforts, lower employee costs resulting from our reductions in force, lower stock-based compensation charges and lower shareholder annual meeting-related costs. We expect our general and administrative expenses for the remainder of 2009 to decrease as compared to 2008 as a result of our cost-cutting efforts.

Restructure Charges. Restructure charges increased to $334,000 for the three months ended March 31, 2009 from $202,000 for the same period in 2008. This increase is primarily due to employee termination benefit costs related to the reductions in force implemented as part of our efforts to realign and narrow our product development priorities.

Other Income and Expense

Investment Income. Investment income reflects interest income earned on our short-term investments. Investment income decreased to $10,000 for the three months ended March 31, 2009 from $125,000 for the same period in 2008, primarily due to lower average cash balances and lower interest rates compared to 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $3.9 million at March 31, 2009, compared to $5.2 million at December 31, 2008. The decrease primarily reflects cash used in operations of $1.3 million.

Our primary sources of capital are public and private sales of our equity securities and cash payments received from our collaborative partners and through proceeds from the issuance of debt. To a lesser degree, we have also financed our operations through interest earned on our cash and, in the last two years, through license revenue. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents but, particularly in the current market environment and given our inability to secure additional financial resources notwithstanding our considerable efforts to date, we believe they are increasingly unlikely to continue to do so. Our primary expenses are currently related to conducting the Celladon MYDICAR® manufacturing campaign and technology transfer, the development of our research and development programs, prosecution of our intellectual property interests, and general and administrative support for these activities.

Most of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We do not expect the revenue generated from our current or future collaborative research and development and manufacturing arrangements to be sufficient to fully fund the development and commercialization of our product candidates. As a result, even if we are able to secure additional financial resources in time to continue our operations, which we believe is increasingly unlikely, we do not expect to generate ongoing positive cash flow from our operations for the foreseeable future and our ability to generate any sustained positive cash flow is dependent upon our success at developing and commercializing our product candidates.

We will require substantial additional funding to continue our operations and to fund development and commercialization of our three primary product development programs, which are LCA, HD and ALS. While the LCA program, currently in clinical trials sponsored and funded by our collaborative partner UCL/M, will not require substantial funding or staff support from us in 2009, our HD collaboration with UI requires us to make annual license payments, to fund intellectual property prosecution and to fund certain product development efforts. In addition, our option agreement with UI related to the ALS program requires us, by June 30, 2009, to meet certain financial diligence requirements, including the financial capability to fund ALS research at UI, in order to exercise the option and take a license to the intellectual property at UI related to the program. Based on financing progress and anticipated product development timelines, in light of our current financial resources, we are in the process of evaluating our continued involvement in both the HD and ALS programs going forward. We will continue later-stage development of our inflammatory arthritis product candidate only if we receive funding from a partner or acquirer of the program.

We require additional financial resources to continue our operations past the second quarter of 2009. In April 2009, we further reduced our staff as the result of our inability to obtain additional funding in the first quarter of 2009. Unless we raise additional capital by the end of the second quarter of 2009, we expect to begin the process of ceasing operations, seeking bankruptcy protection or otherwise winding up our business. Even if we are able to extend our cash horizon, if we do not receive sufficient additional funding before we reach the end of our financial resources, we will nevertheless be forced to cease operations, seek bankruptcy protection or otherwise wind up our business.

Our current operating strategy is to carefully steward our available funds to advance our three primary programs while leveraging our development and manufacturing capabilities and intellectual property assets into additional capital-raising opportunities. Key to this strategy is the completion of a manufacturing campaign of cGMP materials for a Phase III clinical trial of MYDICAR® under our agreement with Celladon, both for the cash that it provides to support 2009 operations and for the value generated for us through fulfilling this contractual commitment. Our current work plan with Celladon extends through July 2009.

We must secure additional financial resources before the end of the second quarter of 2009 in order to continue our operations. Our near-term financing strategy includes leveraging our development and manufacturing capabilities and intellectual property assets into additional capital raising opportunities, and seeking capital through a wide variety of sources, including accessing the public and private capital markets and pursuing potential strategic transactions. In the capital markets today there is extreme competition for capital to fund biotechnology businesses that do not have product sales and do not have later stage products showing high levels of efficacy in Phase II clinical trials. Moreover, in the biotechnology industry there is a low level of success in clinical trials and our ability to raise capital depends in part on clinical trial success.

We are currently evaluating additional sources of financing that could involve one or more of the following, although we have been unable to secure additional financing notwithstanding our considerable efforts to date:

•	strategic transactions, including mergers and acquisitions;

•	selling or licensing our technology, product candidates or other assets;

•	entering into additional product development or manufacturing collaborations;

•	extending or expanding our current collaborations; and/or

•	issuing equity or debt in the public or private markets.

Additional funding may not be available to us on reasonable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for over a year, and the volatility and disruption have reached unprecedented levels in recent months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize and conditions may not stabilize in the very short amount of time we have left before we reach the end of our financial resources and are forced to go out of business.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We have very limited capital resources and continue to incur significant operating losses, which threaten, and raise substantial doubt about, our ability to continue as a going concern. We currently expect that our existing financial resources will be sufficient to fund our operations only until the end of the second quarter of 2009, and actual results could differ from this estimate. This estimate is based on our ability to successfully perform planned activities and the receipt of expected funding under our collaborations and grants, and actual results could differ from our estimates. If we are unable to secure additional capital by the end of the second quarter of 2009, we expect to begin the process of ceasing operations, seeking bankruptcy protection or otherwise winding up our business. Given the short amount of time and the fact that we have so far been unable to secure additional funding sources notwithstanding our considerable efforts to date, we believe it is increasingly unlikely we will be able to secure additional financial resources in time. Even if we are able to extend our cash horizon, if we do not receive sufficient additional funding before we reach the end of our financial resources, we will nevertheless be forced to cease operations, seek bankruptcy protection or otherwise wind up our business.

The report of our independent registered public accounting firm on our audited financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 contains a statement noting that we have incurred recurring losses and negative cash flows from operations that, due to our limited working capital, raise substantial doubt about our ability to continue as a going concern. Our plans to address these issues, which are discussed elsewhere in this report, are subject to numerous risks and contingencies, many of which are beyond our control, and we can give no assurance as to whether or how long we may be able to maintain our viability as a going concern.

Because our internally generated cash flow will not fund development and commercialization of our product candidates, even if we are able to secure additional financial resources in time to continue our operations, which we believe is increasingly unlikely, we will require substantial additional financial resources to continue to conduct business. Our short-term and long-term future capital requirements will depend on many factors. In the short term, our capital requirements depend on factors such as:

•	whether we decide to continue to pursue all or a portion of our current research and development programs, including continuing to secure and protect intellectual property related to these programs;

•	the number of employees required to maintain our product development and manufacturing operations and also provide appropriate levels of general and administrative support;

•

our success in performing under our agreements with Celladon Corporation and the grant from the Department of Defense, or DOD, for our amyotrophic lateral sclerosis, or ALS, program, and in conducting the remaining wind-down activities and collecting remaining milestone payments under the vaccine program funded by the National Institute of Allergy and Infectious Disease, or NIAID; and

•

the availability and success of collaborative, licensing, manufacturing or other agreements with or grants by third parties, and receiving payments under such agreements or grants when and as we anticipate.

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

•	the rate and extent of scientific progress in our research and development programs;

•	whether we are successful in transferring our manufacturing technology and know-how to a contract manufacturing organization, or CMO;

•	competing technological and market developments;

•	which intellectual property we secure and protect related to our and our collaborators’ research and development programs;

•	the existence and outcome of any litigation or administrative proceedings, including those involving intellectual property; and

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required.

Additional sources of financing could involve one or more of the following:

•	strategic transactions, such as mergers and acquisitions;

•	selling or licensing our technology or product candidates;

•	extending or expanding our current product development or manufacturing collaborations, or entering into additional product development or manufacturing collaborations;

•	issuing equity or debt in the public or private markets; and/or

•	borrowing under loan or equipment financing arrangements.

Additional funding may not be available to us on reasonable terms, if at all. The capital markets have been experiencing extreme volatility and disruption for over a year, and the volatility and disruption have reached unprecedented levels in recent months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize, and conditions may not stabilize in the very short amount of time left before we reach the end of our financial resources and we are forced to cease operations, seek bankruptcy protection or otherwise wind up our business.

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

If our stock price continues to decline, or does not increase sufficiently, we may be unable to raise additional capital. Additional declines in the price of our common stock, or a failure of the price of our common stock to increase sufficiently, could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market. Even if our stock price increases sufficiently, we nonetheless expect to be delisted because of non-compliance with the $2.5 million shareholders equity requirement of Marketplace Rule 4310(c)(3) resulting from our fourth quarter 2008 goodwill impairment and our $7.6 million of accrued Bothell facility obligations recorded in accordance with Statement of Financial Accounting Standards No. 146. If we are delisted from the NASDAQ Capital Market as we currently expect, then our ability to raise additional capital through the equity markets will be substantially harmed. Debt financing, if available, may require that we pledge our assets, including our intellectual property, or may require restrictive covenants that would restrict our business activities.

The funding that we expect to receive from our collaborations depends on continued scientific progress under the collaborations and our collaborators’ ability and willingness to continue or extend or fund the collaboration. If we are unable to successfully access sufficient additional capital, we may need to scale back, delay or terminate one or more of our development programs, suspend prosecution of our intellectual property portfolio, or reduce other operating activities or workforce, which could result in a loss or reduction of funding under any affected collaboration. We may also be required to sell or relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

We expect to continue to operate at a loss and may never become profitable.

Substantially all of our revenue since 2005 has been derived from collaborative research and development agreements in connection with the development of our potential product candidates, including our collaborations with Celladon and the International AIDS Vaccine Initiative, or IAVI, and our subcontract with Nationwide Children’s Hospital, or NCH, and Children’s Hospital of Philadelphia, or CHOP, funded by the NIAID. We have incurred, and will continue to incur for the foreseeable future, significant expense to develop our research and development programs, conduct preclinical studies and clinical trials, seek regulatory approval for our product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future.

As of March 31, 2009, we had an accumulated deficit of $322.7 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in preclinical development or early-stage clinical trials, and if we and our partners are unable to successfully develop, commercialize and market our product candidates, we will be unable to generate sufficient capital to maintain our business.

As of March 31, 2009, the heart failure product candidate developed under our collaboration with Celladon is in a Phase I/II clinical trial, the HIV/AIDS product candidate developed under our collaboration with IAVI has completed both a Phase I and Phase II trial, the product candidate for Leber’s congenital amaurosis, or LCA, developed under our collaboration with the University College London/Moorfields Eye Hospital is in a Phase I/II clinical trial, we have completed a Phase I/II trial of our inflammatory arthritis candidate, and we have no product candidates in Phase III trials. Our product candidates for ALS and Huntington’s disease, or HD, are currently in preclinical development, and based on anticipated product development timelines and our current financial resources, we are evaluating our continued involvement in these programs. Of the product candidates that we and/or our partners are currently developing, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

In order to decrease our ongoing cost structure, we have decreased our headcount through voluntary and involuntary employee terminations in all areas of our business. Our employee headcount decreased from 68 full-time equivalent employees at September 30, 2008 to approximately 35 full-time equivalent employees at May 1, 2009. These staff reductions may impact our ability to execute on our business strategy and may result in failure to accomplish our business objectives. For example, recent headcount reductions in our product development staff could impair our ability to enter into new product research and development agreements and delay or hinder our performance under such agreements, and if the anticipated negative effects of headcount reductions on our product development programs are greater than or different than we anticipated, our ability to successfully develop our current product candidates could be harmed. In addition, our reductions in force may yield unanticipated consequences, such as attrition beyond our planned reductions, and we may encounter difficulty in managing our business as a result.

If we do not retain our existing personnel and attract and retain qualified personnel in the future, we may be unable to manage our business and develop and commercialize some of our potential products.

Our future success depends in large part on the efforts and abilities of, and our ability to attract and retain, key technical and management personnel. All of our employees, including our executive officers, can terminate their employment with us at any time. We have programs in place designed to retain personnel, including competitive compensation packages and programs to create a positive work environment. Other companies, research and academic institutions and other organizations in our field compete intensely for employees, however, and we may be unable to retain our existing personnel or, when and if we obtain additional funding for our operations, hire additional qualified employees and consultants. We instituted several reductions in force in 2008 and 2009, our chief executive officer and chief scientific officer resigned in November 2008 and we are, and for about a year have been, operating with a very short cash horizon. This may give rise to uncertainty, which may make it more difficult to retain our current personnel and attract and retain qualified personnel in the future. In addition, our ability to attract and retain qualified employees may be adversely affected if the price of our common stock fails to increase sufficiently or declines in the future or if, as we currently expect, our stock is delisted from the NASDAQ Capital Market. If we experience significant turnover or difficulty in recruiting new personnel, our ability to manage our business could be impaired, our research and development of product candidates could be delayed and we could experience difficulty in generating sufficient cash funding to maintain our business.

If we lose our collaborative partners or we do not receive the funding we anticipate under our collaborative agreements or grants, we may be unable to develop our potential products.

A substantial portion of our operating expenses are funded through our collaborative agreements with third parties. We have a heart failure program funded by a biotechnology company, Celladon, and a grant from the U.S. Department of Defense, or DOD, in support of developing a product candidate to treat ALS. Our HIV/AIDS vaccine collaboration with CHOP and NCH is funded through a subcontract with NIAID, which is a U.S. government agency. Each of these collaborations or grants provides for funding, collaborative development, intellectual property rights and/or expertise to develop certain of our product candidates. The Celladon contract providing funding for our development and manufacturing efforts terminates at the end of that campaign, but no later than July 31, 2009. We also expect to complete the work plan for the DOD-funded preclinical efforts for ALS by the end of the fourth quarter of 2009. We expect to complete our development and manufacturing work related to the NIAID-funded HIV/AIDS vaccine candidate in the first half of 2009 and terminate our involvement in this program, as the vaccine candidate enters into clinical testing. To the extent that we lose collaborative partners or grant funding for a program or a portion of a program that we do not fund internally, or to the extent that we do not receive the funding that we expect from our collaborative agreements or grants, unless we are able to obtain alternative sources of funding, we would be delayed in or unable to continue developing potential products under the affected program (or, in the case of Celladon, complete the current manufacturing campaign). With limited exceptions, each collaborator or grantor has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. For example, in 2008 Sirna Therapeutics, a wholly-owned subsidiary of Merck & Co., Inc., ceased collaborating with us on our HD program and instead transferred the rights necessary to conduct the program to us. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures, which could seriously harm our business.

We may not be able to obtain and maintain the additional third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates or to expand our pipeline by adding new candidates.

We expect to depend on collaborators, partners, licensees, contract research organizations, or CROs, manufacturers and other third parties and strategic partners to support and fund our discovery and development efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with additional collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business. For example, we do not intend to move the development of our treatment of inflammatory arthritis, tgAAC94, forward to additional clinical studies without additional external funding from a third party.

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

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

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

In 2008 and continuing into 2009, we reviewed our very broad-based AAV patent portfolio. We determined that, based on the status of our and others’ current product development efforts and our current financial resources, certain intellectual property assets are not essential to our current business strategy and we have therefore either returned those rights to our licensors or ceased prosecution of those patents. Although we do not believe those proprietary rights are essential to our current business strategy, the loss of those rights could limit our business opportunities, including our ability to enter into strategic transactions such as mergers and acquisitions, license our technology, sell our product development programs or products, if successfully developed, or raise capital through issuing equity or debt.

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

Our stock is listed on the NASDAQ Capital Market. In order to continue to be listed on the NASDAQ Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock, a market value of $1.0 million for our publicly held shares (public float), and $2.5 million in shareholders equity. On April 23, 2008, we received a notice from the NASDAQ Stock Market, or NASDAQ, informing us that for 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). The letter stated that, under Marketplace Rule 4310(c)(8)(d), we would be provided with 180 calendar days to regain compliance with the bid price requirement. NASDAQ has since suspended enforcement of the bid price and public float requirements until July 20, 2009, at which time we will have five business days to regain compliance with those requirements. If, on July 27, 2009, we meet all of the NASDAQ Capital Market’s initial listing criteria set forth in Marketplace Rule 4310(c) (other than the bid price criterion), but have not regained bid price compliance, we will be afforded an additional 180 calendar days to regain bid price compliance. To regain compliance with a listing standard, we must meet that standard for a minimum of 10 consecutive business days.

As a result of the goodwill impairment charge we recognized in the fourth quarter of 2008, combined with restructure charges totaling $7.6 million, our net worth has fallen to a deficit of $5.4 million at March 31, 2009, which is below the $2.5 million in shareholders’ equity required under Marketplace Rule 4310(c)(3). We do not meet the alternative continued listing requirements of $35.0 million in market value of listed securities or $500,000 of net income from continuing operations. On April 8, 2009, we received a letter from NASDAQ informing us of our non-compliance with Marketplace Rule 4310(c)(3). The letter stated that we had until April 23, 2009 to submit a plan to regain compliance and that, if the plan were to be accepted, we could be provided with up to 105 calendar days from April 8, 2009 to demonstrate compliance. On April 23, 2009, we submitted our compliance plan to NASDAQ.

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

If our stock price declines or does not increase sufficiently, we may be unable to raise additional capital. As our existing financial resources are only expected to be sufficient to fund our operations until the end of the second quarter of 2009, an inability to raise capital could force us to go out of business. Declines in the price of our common stock or a failure of our stock price to increase sufficiently could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the NASDAQ Capital Market. Even if our stock price increases sufficiently, we nonetheless expect to be delisted because of non-compliance with the $2.5 million shareholders equity requirement of Marketplace Rule 4310(c)(3) resulting from our goodwill impairment. If we are delisted from the NASDAQ Capital Market as we currently expect, our ability to raise additional capital through the equity markets will be substantially harmed.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and may result in certain decisions that are contrary to your interests.

A small number of investors own a significant number of shares of our common stock. As of March 31, 2009, Special Situations held approximately 2.5 million shares of our common stock, Biogen Idec held approximately 2.2 million shares, Elan International services, Ltd., or Elan, held approximately 1.2 million shares, and Renaissance Technologies held approximately 1.1 million shares. Together these holdings represent approximately 34% of our common shares outstanding as of March 31, 2009. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits included in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date:	May 7, 2009	By:	/s/ B.G. SUSAN ROBINSON
B.G. Susan Robinson,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2009	By:	/s/ DAVID J. POSTON
David J. Poston,
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation	8-K	1/30/08	3.1

3.2	Amended and Restated Bylaws.	8-K	12/28/07	3.1

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2

4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007	8-K	6/25/07	10.2

10.1	Amended and Restated Senior Management Employment Agreement, dated as of March 27, 2009, between Targeted Genetics Corporation and B.G. Susan Robinson	10-K	3/31/09	10.2

10.2	License Agreement dated February 25, 2009, between Targeted Genetics Corporation and Celladon Corporation*				X

10.3	Amended and Restated Manufacturing Agreement dated February 25, 2009, between Targeted Genetics Corporation and Celladon Corporation*				X

10.4	Amended and Restated License Agreement dated January 29, 2009 between Targeted Genetics Corporation and The Trustees of the University of Pennsylvania*				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.