Form 10-Q
period 2009-06-30
TARGETED GENETICS CORP /WA/
filed 2009-08-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Shares of Common Stock, par value $0.01 per share, outstanding as of August 6, 2009: 20,652,530

TARGETED GENETICS CORPORATION

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2009

i

PART I    FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,469,000	$5,216,000
Accounts receivable	129,000	317,000
Prepaid expenses and other	394,000	132,000

Total current assets	2,992,000	5,665,000
Property and equipment, net	1,085,000	1,285,000
Other assets	—	200,000
Total assets	$4,077,000	$7,150,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$957,000	$1,735,000
Accrued employee expenses	295,000	368,000
Current portion of accrued restructure charges	454,000	656,000
Deferred revenue	302,000	1,227,000

Total current liabilities	2,008,000	3,986,000
Accrued restructure charges	25,000	6,934,000
Deferred rent	66,000	2,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized: Series A preferred stock, 180,000 shares designated, none issued and outstanding	—	—
Common stock, $0.01 par value, 445,000,000 shares authorized, 20,651,863 shares issued and outstanding at June 30, 2009 and 20,238,865 shares issued and outstanding at December 31, 2008	207,000	202,000
Additional paid-in capital	317,119,000	316,900,000
Accumulated deficit	(315,348,000)	(320,874,000)

Total shareholders’ equity (deficit)	1,978,000	(3,772,000)

Total liabilities and shareholders’ equity	$4,077,000	$7,150,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue under collaborative agreements	$3,362,000	$2,237,000	$5,383,000	$4,736,000
Operating expenses:
Research and development	1,891,000	4,156,000	4,011,000	8,102,000
General and administrative	1,036,000	1,752,000	2,397,000	3,641,000
Restructure charge (credit)	(6,873,000)	199,000	(6,539,000)	401,000

Total operating expenses	(3,946,000)	6,107,000	(131,000)	12,144,000

Income (loss) from operations	7,308,000	(3,870,000)	5,514,000	(7,408,000)
Investment income	2,000	73,000	12,000	198,000

Net income (loss)	$7,310,000	$(3,797,000)	$5,526,000	$(7,210,000)

Net income (loss) per common share (basic and diluted)	$0.36	$(0.19)	$0.27	$(0.36)

Shares used in computation of basic and diluted net income (loss) per common share	20,545,000	19,902,000	20,475,000	19,858,000

See accompanying notes to condensed consolidated financial statements

TARGETED GENETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$5,526,000	$(7,210,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	211,000	278,000
Stock-based compensation	230,000	445,000
Other	(6,000)	(10,000)
Changes in assets and liabilities:
Accounts receivable	188,000	2,356,000
Prepaid expenses and other	(262,000)	(84,000)
Current liabilities	(851,000)	(296,000)
Deferred revenue	(925,000)	1,594,000
Deferred rent	64,000	(2,000)
Accrued restructure charges	(7,111,000)	(281,000)
Other non-current assets	200,000	—

Net cash used in operating activities	(2,736,000)	(3,210,000)

Investing activities:
Purchases of property and equipment	(11,000)	(530,000)

Net cash used in investing activities	(11,000)	(530,000)

Financing activities:
Payments under leasehold improvements and equipment financing arrangements	—	(1,000)

Net cash used in financing activities	—	(1,000)

Net decrease in cash and cash equivalents	(2,747,000)	(3,741,000)
Cash and cash equivalents, beginning of period	5,216,000	16,442,000

Cash and cash equivalents, end of period	$2,469,000	$12,701,000

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

We do not believe that our results of operations for the three and six months ended June 30, 2009 are necessarily indicative of the results to be expected for the full year or any other period.

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

Our combined cash and cash equivalents totaled $2.5 million at June 30, 2009. We believe that our current financial resources and the cash we expect to receive from our collaborative partners, grants and other business activities will only be sufficient to fund our operations until mid-to-late August 2009. This estimate is based on our ability to successfully perform planned activities and to successfully manage our operating costs, and actual results could differ from our estimates. Unless we raise sufficient additional capital by the end of August 2009, we expect to begin the process of ceasing operations or otherwise winding up our business.

Fair Value

Our cash equivalents are recorded at cost, which approximates fair market value, and consist primarily of money market investments. Our money market investments are classified as Level 1 on the fair value hierarchy.

Earnings Per Share

Basic and diluted net income (loss) per share have been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. We have excluded certain options to purchase common stock, restricted stock units and warrants to purchase common stock, as the potentially issuable shares covered by these securities are antidilutive. The following table presents the securities not included in net income (loss) per share for the three- and six-month periods ended June 30, 2009 and 2008:

	Three and six months ended June 30,
	2009	2008
Options to purchase common stock	1,742,000	731,000
Restricted stock units	277,000	808,000
Warrants to purchase common stock	7,914,000	7,914,000

Total securities excluded in net income (loss) per share	9,933,000	9,453,000

Recently Issued Accounting Standards

In December 2007, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standard Board, or FASB, reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. EITF 07-1 is effective for all of our existing collaborations in place after January 1, 2009. The adoption of EITF 07-1 did not have an effect on our financial position or results of operations for the three or six months ended June 30, 2009. See Footnote 4 for further information.

During the quarter ended June 30, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, Statement No. 165, “Subsequent Events,” or SFAS No. 165, on a prospective basis. SFAS No. 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 did not have any impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through the time that we filed our financial statements.

In June 2009, the FASB issued SFAS Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” or SFAS No. 168. SFAS No. 168 confirmed that the FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative U.S. GAAP other than guidance issued by the SEC, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification, which changes the referencing of financial standards but does not change U.S. GAAP, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. As the Codification does not change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

2.	Accrued Restructure Charges

Restructure charges primarily include contract termination costs related to building lease activity and employee termination costs. We have historically applied the provisions of Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146, as it relates to our facility in Bothell, Washington and recorded restructure charges on the operating lease for the facility as a result of our 2003 decision to discontinue use of the facility.

On February 3, 2009, we surrendered the Bothell facility to the landlord and ceased making rent payments for the facility, actions that constituted a default under the lease. In March 2009, we forfeited our $200,000 security deposit and on June 29, 2009, we entered into an agreement to terminate the Bothell facility lease. Upon execution of the lease termination agreement, or Agreement, we were released from all obligations under the lease other than certain indemnification obligations. As consideration for the Agreement and for the discharge of our obligations under the lease, which obligations included up to $12 million in estimated payment obligations that would have been owed through September 2015, we agreed to pay a termination fee of $500,000. The termination fee will be paid in installments beginning with the execution of the Agreement and continuing through July 2010. Under the terms of the Agreement, $100,000 of the termination fee balance will be accelerated in the event that we receive a specified product development milestone payment from a collaborator and any remaining unpaid balance of the termination fee will be accelerated in the event that we receive a specified minimum amount in net proceeds from equity and/or debt financing. As a result of the termination of our Bothell facility lease obligations, we recorded a $7.2 million reversal to the accrued restructure liability, which is reflected as a benefit in our second quarter and year-to-date results.

Following the rules of SFAS No. 146, we record employee termination benefit costs associated with restructuring our business or reductions in force as restructure charges. Employee termination benefit costs include one-time termination benefits that are not part of an existing benefit arrangement, including severance payments, stock-based compensation charges related to modified stock awards and payments for post-employment medical coverage.

The table below presents a reconciliation of our accrued restructure liability for the six-month period ended June 30, 2009:

Restructure Costs
December 31, 2008 accrued liability	$7,590,000
Charges related to employee termination benefits	350,000
Accretion charge	311,000
Reversal of accrued restructure liability	(7,201,000)
Cash payments	(571,000)

June 30, 2009 accrued liability	$479,000

Adjustments to the accrued restructure liability for the six months ended June 30, 2009 include $350,000 of employee termination benefits, accretion expenses of $311,000 and a credit of $7.2 million to reflect the reversal of previously accrued Bothell facility restructure charges. The total of these charges and adjustments to the liability are reflected as restructure charges in the accompanying condensed consolidated statement of operations. Through June 30, 2009, we have recorded a cumulative amount of $516,000 in employee termination benefits related to our restructuring to reduce expenses and realign and narrow our product development priorities, which we announced in November 2008.

3.	Equity

Stock Compensation

Our share-based compensation programs consist of share-based awards granted to employees including stock options and restricted stock units. We follow SFAS No. 123R, “Share-Based Payments,” which requires us to expense the fair value of share-based payments granted over the vesting period.

In the first quarter of 2009 we modified some outstanding restricted stock units. Under the revised restricted stock unit agreements the outstanding awards were not canceled upon termination of service and were immediately vested in full. Under SFAS No. 123R, these modified awards were revalued on the effective date of the modification and the entire stock-based compensation charge was recognized in full during the first quarter of 2009 as there is no longer a service requirement. We recorded no expense relating to these awards for the three-month period ended June 30, 2009 or the three- or six-month periods ended June 30, 2008 and we recorded expense of $58,000 in the first quarter of 2009. This expense is reflected as restructure charges in the accompanying consolidated statement of operations. For the three-month period ending June 30, 2009, we recorded a credit amount of $103,000 in stock option expense as a result of staff reductions and the resulting forfeiture of stock options by former employees.

The following table summarizes stock-based compensation expense and credits to expense related to employee stock options and restricted stock units under SFAS No. 123(R) for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options:
Research and development	$(4,000)	$64,000	$1,000	$93,000
General and administrative	(5,000)	21,000	(5,000)	35,000
Restricted stock units:
Research and development	42,000	97,000	97,000	160,000
General and administrative	45,000	69,000	79,000	157,000
Restructure	—	—	58,000	—

Total stock-based compensation expense	$78,000	$251,000	$230,000	$445,000

We estimate the fair value of each restricted stock unit on the date of the grant using the closing market price of our traded securities. We estimate the fair value of each stock option award on the date of the grant using the Black-Scholes-Merton option pricing model. We granted options for 1.3 million shares of common stock during the three months ended June 30, 2009. We granted no stock options during 2008. We apply an estimated forfeiture rate that we derive from historical forfeited shares.

The weighted average assumptions for stock options granted in the three and six months ended June 30, 2009 were:

a)	Expected dividend rate of zero,

b)	Expected stock price volatility ranged from 1.249 to 1.455,

c)	Risk free interest rate ranged from 0.58% to 2.68%, and

d)	Expected life of options ranged from 2 to 4 years.

Expected Dividend: We do not anticipate paying any dividends.

Expected Life: Expected life represents the period that we expect our stock-based awards to be outstanding based on historical experience, vesting schedules of similar awards and current business conditions.

Expected Volatility: Expected volatility represents the weighted average historical volatility of the shares of our common stock for the most recent two-year and four-year periods.

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

EITF No. 07-01, which we implemented in the first quarter of 2009, prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaborative relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts earned from our collaborative partners related to development activities are generally reflected as collaborative revenue and the costs incurred are reflected as research and development expense. We currently do not have any collaborations involving commercialized products. The adoption of EITF 07-01 did not affect our financial position or results of operations.

Revenues earned for the three and six months ending June 30, 2009 and 2008 under our research and development collaborations and license agreements are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Celladon	$2,998,000	$1,403,000	$4,546,000	$2,201,000
NIAID	354,000	834,000	684,000	2,535,000
Department of Defense	10,000	—	153,000	—

Total Collaborative Revenue	$3,362,000	$2,237,000	$5,383,000	$4,736,000

Celladon

In 2004, we entered into a collaboration agreement and manufacturing agreement with Celladon Corporation focused on the development of AAV-based drugs for the treatment of heart failure. In February 2009, we and Celladon agreed to replace the prior collaboration and manufacturing agreements with a license agreement and new manufacturing agreement. Under the terms of the modified agreements, we granted Celladon exclusive use of certain proprietary AAV vector technology in a specified field relating to heart failure, agreed to manufacture Celladon’s MYDICAR® product candidate for phase III clinical studies, at Celladon’s expense, and agreed to transfer technology to enable Celladon to manufacture MYDICAR® in the future through contract manufacturing organizations or a commercial partner. In addition, Celladon agreed to a new milestone payment and royalty structure covering development and commercialization of products in the permitted field, and Celladon also agreed to make payments to us in the event of specified strategic transactions involving Celladon. Celladon separately manages and funds the clinical trial costs of the heart failure program. In June 2009, we completed the manufacture of Celladon’s MYDICAR® product candidate and our work plan with Celladon concluded on July 31, 2009.

National Institute of Allergy and Infectious Diseases

In 2005, we extended the scope of our HIV/AIDS vaccine program to include the developed world via a contract awarded by the National Institute of Allergy and Infectious Disease, or NIAID, to Nationwide Children’s Hospital, or NCH, in collaboration with Children’s Hospital of Philadelphia, or CHOP, and us. Under the original award, the NIAID established a $22.0 million budget for the overall collaboration, of which they identified a subcontract budget of up to $18.2 million of funding over five years for our efforts for the development, manufacture and preclinical testing of vaccine candidates. Since 2005, investigators at CHOP and NCH completed the design of the vaccine candidates and we have completed toxicology studies and manufactured the vectors for the clinical trials that are planned to be conducted in the U.S. The direct costs of any clinical trials will be borne by the NIAID and are not part of the contract. The NIAID awards funding under this program in annual installments. Total cumulative potential funding available to earn under our subcontract is $15.8 million for the performance period through August 30, 2009, and we have recognized cumulative revenues of $11.3 million through June 30, 2009. In early 2009 we began to terminate our HIV/AIDS subcontract with CHOP and NCH. As a result, we expect modest amounts of HIV/AIDS vaccine program revenue during the remainder of 2009 as we wind down our portion of the development efforts and terminate our involvement in the program.

U.S. Department of Defense

In 2008, we entered into an agreement to develop a small-molecule based product candidate to treat amyotrophic lateral sclerosis, or ALS, in collaboration with John Engelhardt, Ph.D., at the University of Iowa, or UI, and funded by a grant from the U.S. Department of Defense, or DOD. Under the award, the DOD has approved grant funding of up to $2.4 million for the reimbursement of research and development costs we incur during 2009. Since the inception of the agreement, we have recognized $260,000 of revenue in this program, including $153,000 recognized in the six months ended June 30, 2009. In June 2009, our option to a license to certain UI technology for this program expired. In light of our current cash constraints, the expiration of the technology option, the amount of preclinical progress made so far in the program, and the estimated timeline and funding requirements for future development, we are in the process of evaluating our continued involvement in the ALS program going forward.

5.	Subsequent Events

On July 20, 2009, we and Ironwood Apartments, Inc., the owner of the facility we use for our headquarters offices and our primary research and development activities, entered into the eighth amendment to our lease, or the Ironwood Amendment. The Ironwood Amendment provides for reduced rent for the months of June, July and August 2009 and provides that we may either terminate the lease and our remaining obligations under the lease, effective August 31, 2009, or exercise an option to continue the lease and our occupancy of the facility. Under the terms of the Ironwood Amendment, if we elect to terminate the lease, we must pay a $45,000 termination fee in addition to the rent due for June, July and August 2009 (as reduced by the Ironwood Amendment), which payments would release us from up to approximately $4 million in estimated payment obligations and other liabilities under the lease. If we elect to continue the lease, we must notify the landlord by August 15, 2009, pay $45,000 as additional base rent for the months of June, July and August 2009 and, if the landlord so requests before August 31, 2009, provide reasonable assurance of our ability or the ability of a potential assignee to perform our ongoing obligations under the lease (which assurances may include, without limitation, having cash and cash equivalents sufficient to fund our ongoing operations for at least twelve months). If we are unable to provide this credit assurance upon landlord’s timely request, the landlord has the right to terminate the lease effective October 31, 2009.

On August 10, 2009, we and Metropolitan Park West IV, LLC, the landlord of the facility we use for our administrative office space, entered into a Ninth Amendment to Lease Agreement and Conditional Termination of Lease, or the MPW Amendment. On the effective date of the MPW Amendment, we paid the landlord rent for the months of August and September 2009 and an additional fee of $10,000. The MPW Amendment provides for the termination of the lease and our future obligations under the lease (other than certain indemnification obligations) effective September 30, 2009, unless the termination date is extended as described below. This termination will release us from up to approximately $800,000 in estimated future payment obligations (based on a termination date of September 30, 2009). The lease will continue for four additional months, through January 31, 2010, if we raise a specified minimum amount in outside financing by September 15, 2009. In such event, the MPW Amendment allows us to elect an additional 11-month continuation of the lease, through December 31, 2010, if we are able to provide the landlord with reasonable assurances of an adequate cash horizon, the landlord accepts our election and we provide written notice of election by November 30, 2009. The monthly rent due under any extension of the lease would be at the rates specified in the eighth amendment to the lease. The MPW Amendment amends the Office Lease dated October 7, 2009, as amended, between us and the landlord (as successor in interest to Benaroya Capital Company, LLC), which Office Lease covers 4,990 square feet of space and, if not earlier terminated, would expire on March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements about our cash resources and future financial condition, our ability to continue our operations, our cash horizon, efforts and ability to close on transactions to obtain additional funding and the sufficiency of such funding, our potential delisting from the Nasdaq Capital Market and the process for appealing the Nasdaq staff’s determination to delist our securities, our product development and commercialization capabilities, goals and expectations, potential market opportunities, our plans for and anticipated results of our clinical development activities and the potential advantage of our technology and product candidates, the termination and potential extension of the termination date of our facility leases, and other statements that are not historical facts. Words such as “may,” “can be,” “may depend,” “will,” “believes,” “estimates,” “expects,” “anticipates,” “plans,” “projects,” “intends,” or statements concerning “potential” or “opportunity” and other words of similar meaning or the negative thereof, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In making these statements, we rely on a number of assumptions and make predictions about the future. Our actual results could differ materially from those stated in or implied by forward-looking statements for a number of reasons, including the risks described in the section “Risk Factors” in Part II, Item 1A of this quarterly report.

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

Gene therapeutics consist of a delivery vehicle, called a vector, and genetic material. The role of the vector is to carry the genetic material into a target cell. Once delivered into the cell, the gene can express or direct production of the specific proteins encoded by the gene. Gene therapeutics may be used to treat disease by facilitating the normal protein production or gene regulation capabilities of cells. Gene therapeutics may be used to treat a disease state by enabling cells to produce more of a certain protein or different proteins than they would normally produce. Vectors can also be used to deliver specific genetic sequences that, once delivered and expressed as an interfering RNA molecule, or RNAi, can shut down or interfere with the production of disease-specific genes by messenger RNA.

We are a leader in the development of gene therapeutics based on adeno-associated viral, or AAV, vectors, and in the development of AAV manufacturing technology. We have treated over 400 subjects in clinical trials using AAV-based gene therapeutic product candidates and, through our research and development activities, we have acquired expertise and intellectual property related to AAV-based gene therapeutic technologies. In addition, based on research developed by one of our collaborators to improve the delivery of AAV vectors, a new product opportunity emerged for a small molecule therapy to potentially treat neurological diseases associated with oxidative stress. We have applied our development expertise to this early-stage small molecule and in 2008 we initiated a preclinical program around that opportunity. As a result of our AAV- related efforts, we believe we have generated potential value through our development and manufacturing expertise, through the potential of our accumulated intellectual property portfolio and through our application of our expertise and intellectual property to promising product candidates.

In November 2008, we reprioritized our product development efforts and focused our internally funded efforts on ocular and neurological product candidates, including our first product development effort to evaluate the use of AAV to deliver expressed RNAi. This realignment focused our resources on creating near-term value balanced with the capabilities and resources currently available to us and our collaborators. We implemented this realignment to scale our operations down to match our projected financial resources and to focus our development efforts and intellectual property on the three programs that, in our view, offered the most near-term promise. The current status of each of these programs is as follows:

•

The first program is a clinical-stage AAV-based product candidate for the treatment of Leber’s congenital amaurosis, or LCA, developed with Robin Ali, Ph.D., our collaborator at the University College London/Moorfields Eye Hospital, or UCL/M. LCA is an ocular disease, one cause of which is a mutation in the RPE65 gene that leads to blindness. This product candidate is currently enrolling subjects in a Phase I/II dose escalation clinical trial funded through a grant awarded to Dr. Ali.

•

The second program is a preclinical AAV-based Huntington’s disease, or HD, product candidate under development with our collaborator, Beverly Davidson, Ph.D., at the University of Iowa, or UI. HD is an incurable neurodegenerative disorder that results from mutations to the gene that codes for the huntingtin protein. Preclinical studies focused on identifying a clinical candidate continue at UI. Based on our current cash constraints and an ongoing review of the program development timeline and funding requirements for future development, combined with an assessment of partnering interest from other parties to support future development efforts, we are in the process of evaluating whether we will continue with this program and maintain our license with UI around these technologies going forward.

•

The third program is a preclinical small-molecule-based product candidate to treat amyotrophic lateral sclerosis, or ALS, under development with our collaborator, John Engelhardt, Ph.D., at UI. ALS is a progressive neurodegenerative disease affecting the brain and spinal cord. Our efforts in this program have been partially funded by a grant to us from the U.S. Department of Defense, or DOD. In June 2009, our option to a license to certain UI technology for this program expired. In light of our current cash constraints, the expiration of the technology option, the amount of preclinical progress made so far in the program, and the estimated timeline and funding requirements for future development, we are in the process of evaluating our continued involvement in the ALS program going forward.

We are leaders in the development and application of processes to manufacture potential products at a scale amenable to late-stage clinical development and expandable to large-scale commercial production, and we have established broad capabilities in applying our AAV-based gene therapeutic technologies to multiple product candidates and therapeutic indications. We believe that our technology assets, know-how, intellectual property and product candidates are valuable assets and we are actively pursuing opportunities to monetize these assets as part of our efforts to raise capital.

In late 2008 and early 2009, we analyzed the financial impact of continuing to support our internal manufacturing infrastructure compared to purchasing manufacturing services from contract manufacturing organizations, or CMOs. We determined that, based on our progress in developing a robust set of reproducible manufacturing processes, we could feasibly outsource our manufacturing needs rather than maintain the infrastructure costs of supporting our in-house manufacturing capability. In connection with the decision to outsource manufacturing to CMOs, in February 2009 we replaced our collaboration and manufacturing agreements with Celladon with a license agreement and a new manufacturing agreement. Under the new Celladon agreements, we and Celladon Corporation agreed to conduct our previously agreed manufacturing campaign for Celladon’s MYDICAR® congestive heart failure product candidate at our company facilities and, in parallel, transfer the manufacturing know-how and processes required to replicate our manufacturing and testing of MYDICAR® to third-party CMOs. In June 2009 we completed the manufacture of MYDICAR® and in July 2009 we completed our portion of the transfer of the manufacturing know-how and processes to a CMO. Under our Celladon license agreement, Celladon is obligated to pay us milestone payments upon successful completion of product development milestones, if any, and if a product is ultimately approved Celladon is obligated to pay us royalty payments on any sales of such product. Provided we raise adequate capital to continue our business, we plan to continue to maintain an internal knowledge base within the company to facilitate high-quality training and oversight of manufacturing information transfer to CMOs and provide for a high-level capability for continued development of new or improved manufacturing processes.

Additionally, in early 2009, in connection with our realignment efforts, we began to terminate our subcontract with Children’s Hospital of Philadelphia, or CHOP, and Nationwide Children’s Hospital, or NCH, for an HIV/AIDS vaccine project funded by the National Institute of Allergy and Infectious Diseases, or NIAID, as the program is entering into clinical trials. We also continued to realign our intellectual property portfolio to focus on our current priorities, which realignment included returning rights under licenses and/or ceasing to prosecute patents that were not specific to our current development program efforts. Based on the revenue we received from the new Celladon agreements, in combination with decreased operating costs resulting from our reduced infrastructure, external program support, reduced intellectual property costs and other spending reductions, we believe we have extended our cash horizon through mid-to-late August 2009.

Most of our expenses are related to our research and development programs and general and administrative support for these activities. We have financed our operations primarily through proceeds from public and private sales of our equity securities, through cash payments received from our collaborative partners for product development and manufacturing activities, and through proceeds from the issuance of debt and loan funding under equipment financing arrangements. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents but, particularly given the current market environment and the limited cash horizon we have, they may not continue to do so.

As of June 30, 2009, our accumulated deficit totaled $315.3 million and our cash balance was $2.5 million. We believe that our current financial resources, together with the cash we expect to receive from our collaborative partners, grants and other business activities, will only be sufficient to fund our operations through mid-to-late August 2009. Unless we raise sufficient additional capital by then, we expect to begin the process of ceasing operations or otherwise winding up our business.

As a result of the goodwill impairment charge we recognized in the fourth quarter of 2008, combined with accrued restructure charges totaling $7.6 million at March 31, 2009, we had a net worth deficit of $5.4 million at March 31, 2009 and shareholders’ equity of $2.0 million at June 30, 2009. Because our shareholders’ equity is below the $2.5 million required for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (formerly Marketplace Rule 4310(c)(3)) and we do not meet the alternative continued listing requirements of $35 million in market value of listed securities or $500,000 in net income from continuing operations, Nasdaq notified us of its determination to delist our securities effective at the opening of business on August 3, 2009. We appealed the Nasdaq staff’s determination and were granted a hearing before a Nasdaq hearing panel, and the delisting of our securities has been stayed until the hearing is completed and the panel has issued a written decision. A written decision is expected within 35 days from the hearing date. We are also in non-compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550(a)(2) (formerly Marketplace Rule 4310(c)(4)) and, on August 10, 2009, Nasdaq notified us that the bid price deficiency serves as an additional basis for delisting our securities. We plan to address this issue of non-compliance with the bid price requirement in connection with the hearing before the Nasdaq panel. We can provide no assurance that the panel will grant our request for continued listing on the Nasdaq Capital Market or that we will be able to regain or maintain compliance with the listing requirements.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND ASSUMPTIONS

There have been no material changes from the critical accounting policies, estimates and assumptions disclosed the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Revenue

Revenue increased to $3.4 million for the three months ended June 30, 2009 from $2.2 million for the same period in 2008 as a result of revenue earned upon completion of our manufacture of MYDICAR® for the Celladon heart failure collaboration, offset in part by reduced revenue generated by the NIAID-funded HIV/AIDS vaccine project. Revenue increased to $5.4 million for the six months ended June 30, 2009 from $4.7 million for the same period in 2008 as a result of increased revenue generated by both pre-manufacturing and manufacturing efforts in our Celladon collaboration, offset by decreases in revenue reflecting that revenue for the HIV/AIDS vaccine project in 2008 included revenue generated from a vaccine product candidate manufacturing campaign, higher pass-through costs and higher labor costs.

Operating Expenses

Research and Development Expenses. Research and development expenses decreased to $1.9 million for the three months ended June 30, 2009 from $4.2 million for the same period in 2008. Research and development expenses decreased to $4.0 million for the six months ended June 30, 2009 from $8.1 million for the same period in 2008. The decreases in both periods reflect lower pass-through costs for outside services under our NIAID-funded HIV/AIDS vaccine subcontract, lower staffing costs, and lower clinical trial costs reflecting the substantial completion of our Phase I/II inflammatory arthritis program clinical trial in 2008.

The following table sets forth the allocation of total research and development costs between our programs that are or were in clinical development and those that are in research or preclinical stages of development:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Programs in clinical development:
Heart failure	$641,000	$962,000	$1,476,000	$1,465,000
Inflammatory arthritis	21,000	381,000	68,000	888,000
Indirect costs and other	747,000	1,398,000	1,406,000	2,319,000

Total clinical development program expense	1,409,000	2,741,000	2,950,000	4,672,000
Research and preclinical development program expense	482,000	1,415,000	1,061,000	3,430,000

Total research and development expense	$1,891,000	$4,156,000	$4,011,000	$8,102,000

Research and development costs attributable to programs in clinical development include the costs of salaries and benefits, outside services, materials and supplies incurred to support the clinical programs. Indirect costs allocated to clinical programs include facility and occupancy costs, research and development administrative costs, and license and royalty payments. These costs are further allocated between clinical and preclinical programs based on relative levels of program activity. Celladon separately manages and funds the clinical trial costs of the heart failure program and, as a result, we do not incur or include those costs in our research and development expenses.

Costs attributed to research and preclinical programs represent our earlier-stage development activities and include costs incurred for development activities for the NIAID-funded HIV/AIDS vaccine program under a subcontract with CHOP and NCH and costs incurred for our ALS program funded by the DOD. Research and preclinical program expense also includes costs that are not allocable to a clinical development program, such as unallocated manufacturing infrastructure costs. Because we typically conduct multiple research projects and utilize resources across several programs, our research and preclinical development costs are not directly assigned to individual programs.

For purposes of reimbursement from our collaboration partners, we capture the level of effort expended on a program through our project management system, which is based primarily on human resource time allocated to each program, supplemented by an allocation of indirect costs and other specifically identifiable costs, if any. As a result, the costs allocated to programs identified in the table above reflect the relative costs of each program.

General and Administrative Expenses. General and administrative expenses decreased to $1.0 million for the three months ended June 30, 2009 from $1.8 million for the same period in 2008. General and administrative expenses decreased to $2.4 million for the six months ended June 30, 2009 from $3.6 million for the same period in 2008. The decreases in both periods reflect lower intellectual property costs resulting from our return of licensed patent rights and cessation of prosecution of patents that are not specific to our current development program efforts, lower employee costs resulting from our reductions in force, lower stock-based compensation charges and lower shareholder annual meeting-related costs.

Restructure Charges. For the three months ended June 30, 2009, we recorded a net restructuring credit of $6.9 million compared with restructuring charges of $199,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, we recorded a net restructuring credit of $6.5 million compared with restructuring charges of $401,000 for the six months ended June 30, 2008.

The net restructuring credit for the three and six months ended June 30, 2009 reflects the reversal of previously accrued restructure charges as a result of a lease termination agreement we entered into on June 29, 2009 to terminate the lease for our Bothell facility, partially offset by restructuring charges related to workforce reductions and accretion expense. Under the terms of the lease termination agreement, we will be released from up to approximately $12 million in estimated payment obligations and other obligations under the lease provided that we pay a termination fee of $500,000, to be paid in installments beginning at the execution of the agreement and continuing through July 2010. Under the terms of the Agreement, $100,000 of the termination fee balance will be accelerated in the event that we receive a specified product development milestone payment from a collaborator and any remaining unpaid balance of the termination fee will be accelerated in the event that we receive a specified minimum amount in net proceeds from equity and/or debt financing.

Other Income and Expense

Investment Income. Investment income reflects interest income earned on our short-term investments. Investment income decreased to $2,000 for the three months ended June 30, 2009 from $73,000 for the same period in 2008. Investment income decreased to $12,000 for the six months ended June 30, 2009 from $198,000 for the same period in 2008. This decrease is due to lower average cash balances and lower interest rates compared to 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $2.5 million at June 30, 2009, compared to $5.2 million at December 31, 2008. The decrease primarily reflects cash used in operations of $2.7 million.

Our primary sources of capital are proceeds from public and private sales of our equity securities and cash payments received from our collaborative partners. To a lesser degree, we have also financed our operations through interest earned on our cash and, in the last two years, through license revenue. These financing sources have historically allowed us to maintain adequate levels of cash and cash equivalents but, particularly in the current market environment and given our recent inability to secure additional financial resources notwithstanding our considerable efforts to date, we believe that there is a substantial risk that we will be unable to raise the cash resources necessary to support our ongoing operations. We are actively engaged in discussions that could result in an extension of our cash horizon, although we can provide no assurance that any transactions will be completed or that the capital we would obtain from any transaction would be sufficient.

For 2008 and the first half of 2009, our primary expenses were related to conducting the Celladon MYDICAR® manufacturing campaign and technology transfer, the development of our research and development programs, prosecution of our intellectual property interests, and general and administrative support for these activities.

Most of our revenue has been derived under collaborative research and development agreements relating to the development of our potential product candidates. We do not expect the revenue generated from our current or future collaborative research and development and manufacturing arrangements to be sufficient to fully fund the development and commercialization of our product candidates. As a result, even if we are able to secure additional financial resources in time to continue our operations, we do not expect to generate ongoing positive cash flow from our operations for the foreseeable future and our ability to generate any sustained positive cash flow is dependent upon our success at developing and commercializing our product candidates.

We will require substantial additional funding to continue our operations and to fund development and commercialization of our product development programs. While the ocular program to treat LCA, currently in clinical trials sponsored and funded by our collaborative partner UCL/M, will not require substantial funding or staff support from us in 2009, our neurological disease programs to treat HD and ALS require or will require funding in the future to support license payments, funding for intellectual property prosecution and/or funding for certain product development efforts. In light of our current cash constraints, the amount of preclinical progress made so far in the programs, and the estimated timeline and funding requirements for future development, we are in the process of evaluating our continued involvement in the HD and ALS programs going forward.

We currently require additional financial resources to continue our operations after August 2009. In June and July 2009, we continued to reduce our staff because of our inability to obtain additional funding in the second quarter of 2009. As of August 1, 2009, we employ approximately 15 full-time equivalent employees. Unless we raise additional capital by the end of August 2009, we expect to begin the process of ceasing operations. Moreover, we may decide to cease operations or otherwise wind up our business even if we receive additional funding, if we believe the amount of additional funding would be insufficient to allow us to make meaningful progress in developing our current product candidates.

Our current operating strategy is to carefully steward our available funds to advance one or more of our partnered product development programs while pursuing capital-raising opportunities. Our near-term financing strategy includes leveraging our capabilities and intellectual property assets in manufacturing and development into capital-raising opportunities to extend our cash horizon. For example, we are actively engaged in discussions that could involve selling or licensing technology, know-how, product candidates and other intellectual property assets, and we continue to pursue or evaluate additional product development or manufacturing collaborations, mergers or acquisitions or other strategic transactions, and issuing equity or debt in the public markets. In the business environment today, however, there is extreme competition for capital to fund biotechnology businesses that do not have product sales and do not have later stage products showing high levels of efficacy in Phase II clinical trials, and we can provide no assurance that our discussions will result in a transaction or generate sufficient capital.

The public and private capital markets have been experiencing extreme volatility and disruption for over a year, and the volatility and disruption have reached unprecedented levels in recent months. The scope and extent of the recent disruptions in the capital markets could continue to make it difficult or impossible for us to raise additional capital in public or private capital markets until conditions stabilize, and conditions may not sufficiently stabilize in the very short amount of time we have left before we reach the end of our financial resources and are forced to go out of business. Funding may not be available to us on reasonable terms, if at all.

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

Risks Related to Our Business

If we are unable to raise sufficient additional capital or secure sufficient additional sources of funding in the very near term, we will be unable to continue our operations.

We have very limited capital resources and continue to incur significant operating losses, which threaten, and raise substantial doubt about, our ability to continue as a going concern. We currently expect that our existing financial resources will be sufficient to fund our operations only until mid-to-late August 2009, and actual results could differ from this estimate. This estimate is based on the receipt of anticipated funding from our collaborative partners and grant and our ability to successfully perform planned business activities, and actual results could differ from our estimates. If we are unable to secure additional capital by the end of August 2009, we expect to begin the process of ceasing operations or otherwise winding up our business. Given the short amount of time and the fact that we have so far been unable to secure additional funding sources, notwithstanding our considerable efforts to date, we believe there is a substantial risk that we will be unable to secure additional financial resources in time or that any such additional resources would be sufficient to support our ongoing operations. Even if we are able to extend our cash horizon, if we do not receive sufficient additional funding before we reach the end of our financial resources, we will nevertheless be forced to cease operations, seek bankruptcy protection or otherwise wind up our business. Moreover, in light of the early stage of our programs and the long timelines and substantial funding required for future development of our product candidates, we may decide to cease operations or otherwise wind up our business even if we are successful in raising additional capital, if we believe that the additional capital would be insufficient to allow us to make meaningful progress in developing our current product candidates.

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

Because our internally generated cash flow will not fund development and commercialization of our product candidates, even if we are able to secure additional financial resources in time to continue our operations, we will require substantial additional financial resources to continue to conduct business. Our short-term and long-term future capital requirements will depend on many factors. In the short term, our capital requirements depend on factors such as:

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

In the longer term, our future capital requirements will depend on a number of factors, including:

•	whether we decide to pursue all or a portion of our current or future research and development programs;

•	the availability and success of collaborative, licensing, manufacturing or other agreements with third parties, and receiving payments under such agreements or grants when and as we anticipate;

•	our success in fulfilling our obligations under each of our facility lease settlements;

•	the rate and extent of scientific progress in our research and development programs;

•

whether MYDICAR®, Celladon Corporation’s heart failure product candidate, advances into further stages of clinical development and commercialization and generates product development milestones and royalties for us;

•	competing technological and market developments;

•	which intellectual property we secure and protect related to our and our collaborators’ research and development programs;

•	the timing, costs and scope of, and our success in, conducting clinical trials, obtaining regulatory approvals and maintaining and expanding our patent portfolio;

•

the existence and outcome of any litigation or administrative proceedings, including the current lawsuit relating to a serious adverse event, or SAE, that occurred in one of our clinical trials and any proceedings involving intellectual property; and

•	the timing and costs of, and our success in, any product commercialization activities and facility expansions, if and as required.

Additional sources of financing could involve one or more of the following:

•	selling or licensing our technology, intellectual property, product candidates or other assets;

•	strategic transactions, such as mergers and acquisitions;

•	extending or expanding our current product development collaborations, or entering into additional collaborations;

•	issuing equity or debt in the public or private markets; and/or

•	borrowing under loan or equipment financing arrangements.

Additional funding may not be available to us on reasonable terms, if at all. The public and private capital markets have been experiencing extreme volatility and disruption for over a year, and the volatility and disruption have reached unprecedented levels in recent months. The scope and extent of this disruption in the capital markets could make it difficult or impossible to raise additional capital in public or private capital markets until conditions stabilize, and conditions may not stabilize in the very short amount of time left before we reach the end of our financial resources and we are forced to cease operations, seek bankruptcy protection or otherwise wind up our business.

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

If our stock price continues to decline, or does not increase sufficiently, we may be unable to raise additional capital. Additional declines in the price of our common stock, or a failure of the price of our common stock to increase sufficiently, could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq Capital Market. Even if our stock price increases sufficiently, we nonetheless may be delisted because of non-compliance with the Nasdaq Capital Market’s $2.5 million shareholders equity requirement and/or $1.00 minimum bid price requirement, as described elsewhere in this quarterly report. If we are unsuccessful in our appeal of Nasdaq’s delisting determination and we are delisted from the Nasdaq Capital Market, then our ability to raise additional capital through the equity markets will be substantially harmed. Debt financing, if available, may require that we pledge our assets, including our intellectual property, or may require restrictive covenants that would restrict our business activities.

The funding we receive from our collaborations depends on continued scientific progress under the collaborations and our collaborators’ ability and willingness to continue or extend or fund the collaboration. If we are unable to successfully access sufficient additional capital, we may need to scale back, delay or terminate one or more of our remaining development programs, suspend prosecution of our intellectual property portfolio, or reduce other operating activities or workforce, which could result in a loss or reduction of funding under any affected collaboration. We may also be required to sell or relinquish some rights to our technology or product candidates or grant or take licenses on unfavorable terms, either of which would reduce the ultimate value to us of our technology or product candidates.

Our recent reductions in force may harm our business.

In order to decrease our ongoing cost structure, we have decreased our headcount through voluntary and involuntary employee terminations in all areas of our business. Our employee headcount has decreased from 68 full-time equivalent employees at September 30, 2008 to approximately 15 full-time equivalent employees at August 1, 2009. These staff reductions will negatively impact our ability to execute on our business strategy and may result in failure to accomplish our business objectives. For example, recent headcount reductions in our product development staff would likely impair our ability to enter into new product research and development agreements and delay or hinder our performance under such agreements, we may be unable to successfully develop our current product candidates. In addition, our reductions in force may yield unanticipated consequences, such as attrition beyond our planned reductions, and we may encounter further difficulty in managing our business as a result.

We expect to continue to operate at a loss and may never become profitable.

Substantially all of our revenue since 2005 has been derived from collaborative research and development agreements in connection with the development of our potential product candidates, including our collaborations with Celladon and the International AIDS Vaccine Initiative, or IAVI, and our subcontract with Nationwide Children’s Hospital, or NCH, and Children’s Hospital of Philadelphia, or CHOP, funded by the NIAID. We have incurred, and will continue to incur for the foreseeable future with respect to research and development programs that we fund, significant expense to develop potential product candidates, conduct preclinical studies and clinical trials, seek regulatory approval for product candidates and provide general and administrative support for these activities. As a result, we have incurred significant net losses since inception, and we expect to continue to incur substantial additional losses in the future.

As of June 30, 2009, we had an accumulated deficit of $315.3 million. We may never be able to commercialize our products or generate profits and, if we do become profitable, we may be unable to sustain or increase profitability.

All of our product candidates are in preclinical development or early-stage clinical trials, and if we and our partners are unable to successfully develop, commercialize and market our product candidates, we will be unable to generate sufficient capital to maintain our business.

As of June 30, 2009, the heart failure product candidate developed under our collaboration with Celladon is in a Phase I/II clinical trial, the product candidate for Leber’s congenital amaurosis, or LCA, developed under our collaboration with the University College London/Moorfields Eye Hospital is in a Phase I/II clinical trial, we have completed a Phase I/II trial of our inflammatory arthritis candidate, and we have no product candidates in Phase III trials. Our partnered product candidates for ALS and Huntington’s disease, or HD, are currently in preclinical development, and based on our current financial resources and anticipated product development timelines and funding required for future development, we are evaluating our continued involvement in these programs. Of the product candidates that we and/or our partners continue to develop, we will not generate any product revenue, commercial manufacturing revenue, revenue sharing or royalties for at least several years, and then only if we and/or our partners can successfully commercialize our product candidates. Commercializing our potential products depends on successful completion of additional research and development and testing, in both preclinical development and clinical trials. Clinical trials may take several years or more to complete. The commencement, cost and rate of completion of our clinical trials may vary or be delayed for many reasons. If we are unable to successfully complete preclinical and clinical development of some or all of our product candidates in a timely manner, we may be unable to generate sufficient product revenue to maintain our business.

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

Our future success depends in large part on the efforts and abilities of, and our ability to attract and retain, key technical and management personnel. All of our remaining employees, including our executive officers, can terminate their employment with us at any time. Although we have programs in place designed to retain personnel, these programs may be insufficient particularly in light of our recent significant reductions. In addition, other companies, research and academic institutions and other organizations in our field compete intensely for employees. We instituted several reductions in force in 2008 and 2009, our chief executive officer and chief scientific officer resigned in November 2008 and we are, and for about a year have been, operating with a very short cash horizon. This creates uncertainty, which makes it more difficult to retain our current personnel and attract and retain qualified personnel in the future. In addition, our ability to attract and retain qualified employees may be adversely affected if the price of our common stock fails to increase sufficiently or declines in the future or if, we are unsuccessful in our appeal of the Nasdaq delisting determination and our stock is delisted from the Nasdaq Capital Market. If we experience significant turnover or difficulty in recruiting new personnel, our ability to manage our business could be materially impaired, our research and development of product candidates could be delayed and we could experience difficulty in generating sufficient funding to maintain our business.

If we do not receive new funding under collaborative agreements or grants, we may be unable to develop our potential products.

Historically a substantial portion of our operating expenses are funded through our collaborative agreements with third parties. Our development of a product candidate to treat ALS has been funded by a grant from the U.S. Department of Defense, or DOD. Our HIV/AIDS vaccine collaboration with CHOP and NCH has been funded through a subcontract with NIAID, which is a U.S. government agency. Until July 31, 2009, we had a heart failure development program funded by Celladon. Each of the DOD and NIAID grants provides for funding, collaborative development, intellectual property rights and/or expertise to develop certain of our product candidates. We expect to terminate our work for the DOD-funded preclinical efforts for ALS by the end of the fourth quarter of 2009. We also expect to complete our remaining development and manufacturing work related to the NIAID-funded HIV/AIDS vaccine candidate by the fourth quarter of 2009 and terminate our involvement in this program, as the vaccine candidate enters into clinical testing. To the extent that we do not have collaborative partners or grant funding for a program or a portion of a program that we do not fund internally, or to the extent that we do not receive the funding that we expect from our collaborative agreements or grants, unless we are able to obtain alternative sources of funding, we would be delayed in or unable to continue developing potential products under the affected program. With limited exceptions, each collaborator or grantor has the right to terminate its obligation to provide research funding at any time for scientific or business reasons. For example, in 2008 Sirna Therapeutics, a wholly-owned subsidiary of Merck & Co., Inc., ceased collaborating with us on our HD program and instead transferred the rights necessary to conduct the program to us. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures, which could seriously harm our business.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause regulatory agencies, institutional review boards or us to delay our clinical trials or suspend or delay the analysis of the data from those trials. Clinical trials can be delayed for a variety of reasons, including:

•

the placement of a clinical hold on a trial, such as the four-month clinical hold placed on our Phase I/II clinical trial of tgAAC94, our inflammatory arthritis product candidate, in 2007 after a patient participating in the clinical trial experienced an SAE and subsequently died;

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

Risks Related to Our Common Stock

We have been unable to comply with the minimum requirements for quotation on the Nasdaq Capital Market and, if we are unsuccessful in our appeal of the delisting determination from the Nasdaq staff, we will be delisted from the Nasdaq Capital Market. If we are delisted, the liquidity and market price of our common stock will decline.

Our stock is listed on the Nasdaq Capital Market. In order to continue to be listed on the Nasdaq Capital Market, we must meet specific quantitative standards, including maintaining a minimum bid price of $1.00 for our common stock, a market value of $1.0 million for our publicly held shares (public float), and $2.5 million in shareholders’ equity. At March 31, 2009, we had a net worth deficit of $5.4 million and, at June 20, 2009, we had shareholders’ equity of $2.0 million. Because our shareholders’ equity is below the $2.5 million required for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b) (formerly Marketplace Rule 4310(c)(3)) and we do not meet the alternative continued listing requirements of $35 million in market value of listed securities or $500,000 in net income from continuing operations, Nasdaq notified us of its determination to delist our securities effective at the opening of business on August 3, 2009. We appealed the Nasdaq staff’s determination and were granted a hearing before a Nasdaq hearing panel. The delisting of our securities has been stayed until the hearing is completed and the panel has issued a written decision, which decision is expected within 35 days from the hearing date. We are also in non-compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550(a)(2) (formerly Marketplace Rule 4310(c)(4)) and, on August 10, 2009, Nasdaq notified us that the bid price deficiency serves as an additional basis for delisting our securities. We plan to address this issue of non-compliance with the bid price requirement at the hearing before the Nasdaq panel. We can provide no assurance that the panel will grant our request for continued listing on the Nasdaq Capital Market or that we will be able to regain or maintain compliance with the listing requirements.

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

If our stock price continues to decline or does not increase sufficiently, we may be unable to raise additional capital by selling our stock. As our existing financial resources are only expected to be sufficient to fund our operations until the end of August 2009, an inability to raise capital could force us to go out of business. Declines in the price of our common stock or a failure of our stock price to increase sufficiently could also impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock and result in the delisting of our common stock from the Nasdaq Capital Market. Even if our stock price increases sufficiently, Nasdaq may nonetheless delist our common stock because of our non-compliance with the Nasdaq Capital Market’s $2.5 million shareholders equity requirement and/or $1.00 minimum bid price requirement, as described above. If we are unsuccessful in our appeal of Nasdaq’s delisting determination and are delisted from the Nasdaq Capital Market, our ability to raise additional capital through the equity markets will be substantially harmed.

Concentration of ownership of our common stock may give certain shareholders significant influence over our business and may result in certain decisions that are contrary to your interests.

A small number of investors own a significant number of shares of our common stock. As of June 30, 2009, Special Situations held approximately 2.5 million shares of our common stock, Biogen Idec held approximately 2.2 million shares, Elan International Services, Ltd., or Elan, held approximately 1.2 million shares, and Renaissance Technologies held approximately 1.1 million shares. Together these holdings represent approximately 34% of our common shares outstanding as of June 30, 2009. This concentration of stock ownership may allow these shareholders to exercise significant control over our strategic decisions and block, delay or substantially influence all matters requiring shareholder approval, such as:

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

We held our annual meeting of shareholders in Seattle, Washington on May 14, 2009. Of the 20,447,198 shares issued and outstanding as of the record date for the annual meeting, 14,706,872, or 71.93%, of the total shares eligible to vote were represented at the meeting, in person or by proxy. At the annual meeting, our shareholders approved the following matters as indicated below.

1.	Election of Directors.

At the annual meeting, our shareholders elected one Class 1 and two Class 3 directors to our Board of Directors, with the Class 1 director to serve for a one-year term expiring at the 2010 annual meeting of shareholders or until her successor is duly elected and qualified, and with each of the Class 3 directors to serve a three-year term expiring at the 2012 annual meeting of shareholders or until his successor is duly elected and qualified. Each nominee was elected by the votes set forth below.

Class 1 Director

Nominee	Votes For	Votes Withheld
B.G. Susan Robinson	13,235,724	1,471,148

Class 3 Directors

Nominee	Votes For	Votes Withheld
Nelson L. Levy	13,030,696	1,676,176
Michael S. Perry	11,159,803	3,547,069

The Board members whose terms in office continued after the annual meeting were Jeremy L. Curnock Cook (chairman), Joseph M. Davie and Roger L. Hawley.

2.	Amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock.

Our shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of shares of authorized common stock from 45,000,000 shares to 445,000,000 shares. The amendment was approved by the vote set forth below.

Voted
Votes For	11,888,959
Votes Against	2,709,966
Abstain	107,946

3.	Amendment of the Targeted Genetics Stock Incentive Plan.

Our shareholders approved an amendment to the Targeted Genetics Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan by 2,000,000 shares, from 2,200,000 shares to 4,200,000 shares. The amendment was approved by the votes set forth below.

Voted
Votes For	6,451,921
Votes Against	646,565
Abstain	49,369

4.	Ratification of Independent Auditor.

Our shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The ratification was approved by the votes set forth below:

Voted
Votes For	14,545,119
Votes Against	109,072
Abstain	52,681

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits included in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date:	August 12, 2009	By:	/s/ B.G. SUSAN ROBINSON
B.G. Susan Robinson,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2009	By:	/s/ DAVID J. POSTON
David J. Poston,
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Amended and Restated Articles of Incorporation				X

3.2	Amended and Restated Bylaws	8-K	12/28/07	3.1

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2

4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007	8-K	6/25/07	10.2

10.1	Amendment No. 4 to Exclusive License Agreement between Targeted Genetics and Alkermes, Inc. dated May 8, 2009*				X

10.2	Eighth Lease Amendment, dated as of November 11, 2008 between Met Park West IV, LLC (successor in interest to Benaroya Capital Company, LLC) and Targeted Genetics Corporation				X

10.3	Seventh Amendment to Olive Way Building Lease, dated as of December 30, 2008 between Targeted Genetics Corporation and Ironwood Apartments, Inc.				X

10.4	Lease Termination Agreement, dated as of June 29, 2009, between Targeted Genetics Corporation and Arden Realty Limited Partnership*				X

10.5	Targeted Genetics Corporation Stock Incentive Plan, effective as of March 3, 2009				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.