Form 10-Q/A
period 2009-09-30
TARGETED GENETICS CORP /WA/
filed 2009-12-16
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Shares of Common Stock, par value $0.01 per share, outstanding as of December 14, 2009: 20,652,697

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Targeted Genetics Corporation (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2009 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009. The Company is filing this Amended 10-Q to (i) correct the Index to Exhibits and (ii) replace the Asset Purchase Agreement between Genzyme Corporation and the Company dated September 8, 2009 (the “APA”), which was inadvertently filed as Exhibit 10.4 in the Original 10-Q, with the version filed as Exhibit 2.1 in this Amended 10-Q. These amendments are being made in response to comments received from the SEC staff with respect to the Company’s application for confidential treatment of portions of the APA, and to disclose additional information in the APA that was publicly disclosed by the Company since the date of filing of the Original 10-Q. The additional information was previously omitted based on the Company’s application for confidential treatment of the APA submitted to the SEC. Certain portions of the APA remain omitted based on the Company’s application.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included in this Amended 10-Q.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q to reflect any events that occurred after the date of the Original 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGETED GENETICS CORPORATION

Date: December 16, 2009	By:	/s/ B.G. SUSAN ROBINSON
B.G. Susan Robinson, President and Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2009	By:	/s/ DAVID J. POSTON
David J. Poston, Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Asset Purchase Agreement, dated as of September 8, 2009, between Genzyme Corporation and Targeted Genetics Corporation* (Pursuant to the rules of the SEC, the schedules and similar attachments to this agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule or other attachment to the SEC upon request.)				X

3.1	Amended and Restated Articles of Incorporation	10-Q	8/12/09	3.1

3.2	Amended and Restated Bylaws	8-K	12/28/07	3.1

4.1	Registration Rights Agreement among Targeted Genetics Corporation and certain investors dated as of January 8, 2007	8-K	1/8/07	10.2

4.2	Registration Rights Agreement among Targeted Genetics Corporation and certain purchasers dated as of June 22, 2007	8-K	6/25/07	10.2

10.1	Eighth Amendment to Lease Agreement and Conditional Termination of Lease, dated as of July 20, 2009, between Targeted Genetics Corporation and Ironwood Apartments, Inc.	10-Q	11/16/09	10.1

10.2	Ninth Amendment to and Continuation of Lease Agreement, dated as of September 1, 2009 between Targeted Genetics Corporation and Ironwood Apartments, Inc.	10-Q	11/16/09	10.2

10.3	Ninth Amendment to Lease Agreement and Conditional Termination of Lease, dated as of August 10, 2009, between Metropolitan Park West IV, LLC and Targeted Genetics Corporation	10-Q	11/16/09	10.3

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	11/16/09	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	11/16/09	32.2

*	Portions of these exhibits have been omitted based on a grant of or application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.