Form 10-Q
period 2014-03-31
AmpliPhi Biosciences Corp
filed 2014-05-20
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-23930

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1549568 I.R.S. Employer Identification Number)

4870 Sadler Road, Suite 300 Glen Allen, Virginia	23060 (Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (804) 205-5069

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

Yes ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the Registrant’s Public Common Stock outstanding at May 5, 2014 was 182,535,562.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$16,435,000	$20,355,000
Accounts receivable	12,000	8,000
Prepaid expenses and other current assets	280,000	171,000
Total current assets	16,727,000	20,534,000
Property and equipment, net of accumulated depreciation of $491,000 and $473,000 as of March 31, 2014 and December 31, 2013, respectively	356,000	145,000
In process research and development	12,939,000	12,939,000
Goodwill	4,329,000	4,329,000
Total assets	$34,351,000	$37,947,000
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$879,000	$2,147,000
Total current liabilities	879,000	2,147,000
Long term liabilities
Derivative preferred shares conversion liability	38,807,000	33,510,000
Derivative warrants liability	18,772,000	16,511,000
Total long term liabilities	57,579,000	50,021,000
Total liabilities	58,458,000	52,168,000
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,859,978 shares issued and outstanding at March 31, 2014 and December 31, 2013	89,000	89,000
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,825,000	1,825,000
Additional paid-in capital	367,044,000	366,782,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated other comprehensive loss	(69,000)	(65,000)
Accumulated deficit	(394,833,000)	(384,689,000)
Total stockholders’ equity (deficit)	(24,107,000)	(14,221,000)
Total liabilities and stockholders’ equity (deficit)	$34,351,000	$37,947,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)	(Restated)
Revenue	$—	$22,000	$325,000
Operating expenses
Research and development	1,006,000	551,000	6,502,000
General and administrative	1,580,000	684,000	6,259,000
Total operating expenses	2,586,000	1,235,000	12,761,000
Loss from operations	(2,586,000)	(1,213,000)	(12,436,000)
Loss on derivative liabilities	(7,558,000)	—	(40,562,000)
Amortization of note discount	—	(303,000)	(2,630,000)
Interest expense, net	—	(96,000)	(233,000)
Net Loss	$(10,144,000)	$(1,612,000)	$(55,861,000)
Deemed dividend on preferred stock	(8,464,000)	—	(8,464,000)
Net loss available for common stockholders	$(18,608,000)	$(1,612,000)	$(64,325,000)
Net loss per share – basic & diluted	$(0.10)	$(0.02)	$(0.64)
Weighted average number of shares of common stock outstanding – basic & diluted	182,535,562	66,908,810	101,201,753
Other comprehensive gain (loss)
Net unrealized gain (loss) on foreign currency translations	(4,000)	(113,000)	41,000
Comprehensive loss	$(10,148,000)	$(1,725,000)	$(55,820,000)

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	—	66,908,810	$669,000	$332,806,000	$(320,364,000)	$(106,000)	$13,005,000
Net loss	—	—	—	—	—	(55,861,000)	—	(55,861,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Deemed dividend on preferred stock from conversion of convertible loan notes	—	—	—	—	5,572,000	(5,572,000)	—	—
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Deemed dividend on preferred stock	—	—	—	—	2,892,000	(2,892,000)	—	—
Preferred stock converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	5,853,000	—	—	5,957,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,732,000	—	—	15,452,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	89,000	182,535,562	$1,825,000	$368,619,000	$(384,689,000)	$(65,000)	$(14,221,000)
Net loss	—	—	—	—	—	(10,144,000)	—	(10,144,000)
Stock-based compensation	—	—	—	—	262,000	—	—	262,000
Foreign currency translations	—	—	—	—	—	—	(4,000)	(4,000)
Balances, March 31, 2014 (Unaudited)	8,859,978	$89,000	182,535,562	$1,825,000	$368,881,000	$(394,833,000)	$(69,000)	$(24,107,000)

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)	(Restated)
Cash flows from operating activities
Net loss from operations	$(10,144,000)	$(1,612,000)	$(55,861,000)
Adjustments required to reconcile net loss to cash used in operating activities:
Loss on derivative liabilities	7,558,000	—	40,562,000
Shares issued for technology access fee	—	—	3,000,000
Amortization of note discount	—	303,000	2,630,000
Warrants issued as investment fees	—	—	759,000
Depreciation	18,000	24,000	82,000
Stock-based compensation	262,000	154,000	1,437,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(4,000)	12,000	15,000
Tax refund	—	618,000	618,000
Accounts payable and accrued expenses	(1,268,000)	(379,000)	210,000
Prepaid expenses and other current assets	(109,000)	(222,000)	(23,000)
Interest on loan notes	—	96,000	233,000
Net cash used in operating activities	(3,687,000)	(1,006,000)	(6,338,000)
Cash flows from investing activities
Purchases of property and equipment	(229,000)	—	(102,000)
Net cash used in investing activities	(229,000)	—	(102,000)
Cash flows from financing activities
Proceeds from December financings	—	—	16,892,000
Proceeds from Preferred Series B	—	—	7,000,000
Proceeds from convertible loan notes	—	976,000	2,000,000
Net cash provided by financing activities	—	976,000	25,892,000
Effect of exchange rates	(4,000)	(113,000)	41,000
Net increase (decrease) in cash and cash equivalents	(3,920,000)	(143,000)	19,493,000
Cash and cash equivalents, beginning of period	20,355,000	862,000	862,000
Cash and cash equivalents, end of period	$16,435,000	$719,000	$20,355,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Basis of Presentation

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol, Ampliphi d.o.o., and AmpliPhi Australia. All significant intercompany accounts and transactions have been eliminated. All numbers on the financial statements and disclosures have been rounded to the nearest 1,000 except share and per share data.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended March 31, 2014 and 2013, our cash flows for the three months ended March 31, 2014 and 2013 and our financial position as of March 31, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the 2013 audited consolidated financial statements and notes.

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

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. If an account was determined to be uncollectible (payment has not been made in accordance with contract terms), it would be written off against the allowance. As of March 31, 2014 and December 31, 2013, management determined no allowance for doubtful accounts was required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Prepaid Expenses and Other Current Assets

Prepaid and other current assets as of March 31, 2014 and December 31, 2013 consist primarily of prepaid insurance and deposits.

Goodwill

Costs of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by the business combination described in Note 3 for $7,172,000. At December 31, 2012, goodwill in the amount of $2,381,000 has been recorded. In management’s opinion, no goodwill has been impaired as of March 31, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by the business combination described in Note 3 for $8,584,000. At December 31, 2011, goodwill in the amount of $1,948,000 has been recorded. In management’s opinion, no goodwill has been impaired as of March 31, 2014 and December 31, 2013.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. Nature of Business and Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based payments under the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Stock Compensation, which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation cost over the requisite service period (typically the vesting period) for awards expected to vest.

Warrant and Preferred Shares Conversion Feature Liability

The Company accounts for warrants and preferred shares conversion feature with anti-dilution (“down-round”) provisions under the guidance of ASC 815, Derivatives, and Hedging and Emerging Issue Task Force Statement 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which require the warrants and the preferred shares conversion feature to be recorded as a liability and adjusted to fair value in each reporting period.

Fair Value of Financial Assets and Liabilities — Derivative Instruments

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

Level 1 — quoted prices in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 — inputs that are unobservable.

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

Revenue Recognition

The Company generates revenue from technology licenses. Revenue under technology licenses typically consists of nonrefundable, up-front license fees, technology access fees and various other payments. The Company recognizes revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements.

Research and Development

Research and development costs include salaries, costs of outside collaborators and outside services, royalty and license costs and allocated facility, occupancy and utility expenses. The Company expenses research and development costs as incurred.

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment at least annually.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. Nature of Business and Significant Accounting Policies (continued)

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by the business combination described in Note 3 for $7,172,000. At December 31, 2012, IPR&D in the amount of $5,161,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of March 31, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by the business combination described in Note 3 for $8,584,000. At December 31, 2011, IPR&D in the amount of $7,778,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of March 31, 2014 and December 31, 2013.

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B Preferred shares are antidilutive with respect to computing the net loss per share and therefore are excluded from the calculation of diluted net loss per share. The total number of shares that the Company excluded from the calculations of net loss per share were 152,456,912 shares for the three month period ending March 31, 2014, 24,859,834 shares for the three month period ending March 31, 2013, and 54,494,503 shares for the year ending December 31, 2013.

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $394.8 million and $384.7 million as of March 31, 2014 and December 31, 2013, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company believes that its current resources will only be sufficient to fund operations into the first quarter of 2015. This estimate is based on the Company’s ability to manage its staffing expenses and its working capital and actual results could differ from its estimates. The Company intends to seek additional financing in order to fund operations through 2015; however, the Company cannot provide assurances that it will be successful in obtaining additional financing for these periods or as needed in the future. If the Company does not raise additional funds by the first quarter of 2015, it plans to implement cost reduction measures, such as a reduction in workforce, reducing its intellectual property prosecution, reducing other operating activities, and/or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to the Company and dilutive to its shareholders. The Company could also be required to relinquish rights to its technology or product candidates or in-licensed technology on unfavorable terms, either of which would reduce the ultimate value of the technology or product candidates, or to sell assets likely at values significantly below their potential worth. If the Company is unable to secure additional capital, it may be required to cease operations, declare bankruptcy or otherwise wind up its business.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

3. Preferred Shares and Preferred Shares Conversion Liability

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,016,080 shares of Preferred Stock as Series B Convertible Preferred Stock with an initial stated value of $1.40 and par value of $0.01. Each Series B preferred share is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B shares may be converted to common stock by the holder of the shares at any time. The Series B shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B stated value upon the closing of which the shares of common stock of the Company shall be listed for trading on the New York Stock Exchange. The Series B shares are also convertible into common shares upon the election of the holders of two-thirds of the outstanding Series B shares. Until conversion, the holders of Series B Preferred shares shall be entitled to receive dividends of 10% of the Series B stated value per annum.

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

The Company re-measured the fair value of the conversion feature and recorded $5,297,000 in total charges to record the liabilities associated with the conversion feature at their estimated fair value totaling $38,807,000 as of March 31, 2014.

4. Warrants and Warrants Liability

The Company follows ASC 815-40, Contracts in an Entity’s Own Equity, as it relates to outstanding warrants. No warrants were exercised through March 31, 2014.

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

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

4. Warrants and Warrants Liability (continued)

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

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2014, the price per share of the Company’s common stock was $0.58 per share compared to $0.50 per share at December 31, 2013. There were no warrant liabilities as of March 31, 2013. The Company re-measured the fair value of the warrants liability and recorded $2,261,000 in total charges to record the liabilities associated with the warrants at their estimated fair value totaling $18,772,000 as of March 31, 2014.

5. Stock Options

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

Under ASC 718 Stock Compensation, the Company is required to expense the fair value of share-based payments granted over the vesting period. The Company values Awards granted at their grant date fair value in accordance with the provisions of ASC 718 and recognizes stock-based compensation expense on a straight-line basis over the service period of each award.

Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, the Company may record adjustments to increase or decrease compensation expense in future periods. There were no significant adjustments related to changes in the Company’s estimates for the three months-ended March 31, 2014 and year ended December 31, 2013.

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31, 2014 (Unaudited)	Three Months Ended March 31, 2013 (Unaudited)	Year Ended December 31, 2013
Stock options:
Research and development expense	$224,000	$112,000	$191,000
General and administrative expense	38,000	42,000	1,246,000
Total stock-based compensation expense	$262,000	$154,000	$1,437,000

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

6. Stock Options (continued)

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.19
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	25,721,000	$0.20	8.88	$8,416,233
Exercisable at March 31, 2014	10,089,662	$0.19	8.89	$4,049,376

The aggregate intrinsic value is determined using the closing price of the Company’s common stock of $0.58 on March 31, 2014.

As of March 31, 2014, the Company had unrecognized compensation cost related to unvested Options of approximately $2,072,890 net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately two and a half years

As of March 31, 2013, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	25,721,000
Available for future grants under the Stock Incentive Plan	40,000,000
Warrants	38,425,745
Total Shares reserved	104,146,745

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 4, 2014, and we do not intend to update this forward-looking information.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of our Series B Convertible Preferred Stock and warrants to purchase common stock, which raised approximately $7.0 million in addition to converting approximately $6.3 million in outstanding convertible notes. In December 2013, we completed a private placement of shares of our common stock, which raised approximately $18 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of March 31, 2014, we had a deficit accumulated of $394.8 million. We recorded annual net losses of $55.8 million in 2013 and $1.1 million in 2012. Net loss in 2013 included $40.6 million in non-cash expense related to the change in derivative liability associated with the outstanding warrants and the conversion feature of the outstanding shares of Series B Preferred Stock. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Revenue

For the quarter ended March 31, 2014, we recognized no revenue. For the quarter ended March 31, 2013 we recognized $22,000 in grant revenue.

Research and Development

Research and development expenses were $1.0 million for the quarter ended March 31, 2014, compared to $0.6 million for the quarter ended March 31, 2013. The $0.4 million increase in expenses is due to an increase in discovery, laboratory, nonclinical testing, research and development collaborations, consulting and clinical development planning expenses for all of our product candidates.

Research and development expenses are expected to increase in 2014 compared to 2013 as we plan to continue devoting substantial resources to research and development in future periods as we start clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $1.6 million for the quarter ended March 31, 2014 compared to $0.7 million for the quarter ended March 31, 2013. The $0.9 million increase is due to higher legal expenses due to preparation to become a public company and staffing expenses.

We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to the costs associated with being a public company.

Derivative Liabilities

During the quarter ended March 31, 2014, we recognized a loss on derivative liabilities of $7,558,000 for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June and July 2013.

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

Liquidity and Capital Resources

We have incurred net losses since inception through March 31, 2014 of $394.8 million, of which $315.5 million was incurred in the Company’s prior focus of gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash of $16.4 million and $20.4 million at March 31, 2014 and December 31, 2013, respectively.

Net cash used in operating activities for the quarters ended March 31, 2014 and 2013 was $3.7 million and $1.0 million, respectively. For the quarter ended March 31, 2014, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for loss on derivative liabilities, stock-based compensation expense, and depreciation expenses offset by a decrease in accrued liabilities and increase in prepaid expenses. For the quarter ended March 31, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for amortization of loan discount, stock-based compensation expense, depreciation expenses and loss on disposal of equipment, offset by a decrease in accrued liabilities and a decrease in receivables. Net cash used in investing activities for the quarter ended March 31, 2014 was $0.2 million due to purchases of equipment. There were no cash flows provided by financing activities for the quarter ended March 31, 2014. Net cash provided by financing activities for the quarter ended March 31, 2013 was $1.0 million due to convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of March 31, 2014, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory developments, our product development activities, our ability to identify promising in-licensing opportunities and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, have concluded that our financial disclosure controls and procedures were effective during the period covered by this report.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation, effective May 21, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed December 16, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed December 16, 2013).
3.3	Articles of Correction to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed December 16, 2013).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed December 16, 2013).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed December 16, 2013).
4.3	Subscription Agreement to Purchase Series B Preferred Stock and Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed December 16, 2013).
4.4	Registration Rights Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.5	Subscription Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 filed December 16, 2013).
10.1	Agreement of Lease of Business Premises, dated as of February 21, 2014, by and between Avotehna d.d. and Ampliphi, Biotehnološke Raziskave in Razvoj, d.o.o. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

* Furnished electronically with this report.

AMPLIPHI BIOSCIENCES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 20, 2014	By	/s/ Philip J. Young
Name: Philip J. Young Title: President and Chief Executive Officer (Principal Executive Officer)

-18-