Form 10-K/A
period 2013-12-31
AmpliPhi Biosciences Corp
filed 2014-05-23
CIK 921114

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 000-23930

AMPLIPHI BIOSCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1549568
(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

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

AMPLIPHI BIOSCIENCES CORPORATION

Page No.
PART II
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	11
SIGNATURES	14

i

EXPLANATORY NOTE REGARDING AMENDMENT AND RESTATEMENT

Unless the context otherwise requires, we use the terms “AmpliPhi Biosciences,” “AmpliPhi,” “we,” “us,” “the Company” and “our” in this report to refer to AmpliPhi Biosciences Corporation and its subsidiaries.

We are filing this Amendment No. 1 to our Annual Report on Form 10-K to Amend and Restate Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” Other than these changes, the Annual Report is not being amended.

This Annual Report on Form 10-K includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): our consolidated balance sheets as of December 31, 2013, and our consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the fiscal year ended December 31, 2013.

The Company’s previously issued December 31, 2013 financial statements have been restated to net investment fees paid as part of the December financing against the proceeds received. As a result of this correction, we reduced general and administrative expenses and additional paid in capital by $2,550,000. The Company’s net loss decreased $2,550,000 to $55,861,000. The net loss per share decreased by $0.02 per share to $(0.64) per share.

For more information regarding these restatements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 (“Correction of Errors”) in Notes to Consolidated Financial Statements Year Ended December 31, 2013.

ii

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

Restatement

As discussed in the “Explanatory Note Regarding Amendment and Restatement” and Note 14 (“Correction of Errors”) to Notes to Consolidated Financial Statements Year Ended December 31, 2013 included in this Annual Report on Form 10-K/A, we are amending and restating our audited consolidated financial statements and related disclosures for the year ended December 31, 2013.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of our Series B Convertible Preferred Stock and warrants to purchase common stock, which raised approximately $7.0 million in addition to converting approximately $6.3 million in outstanding convertible notes. In December 2013, we completed a private placement of shares of our common stock, which raised approximately $18 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of December 31, 2013, we had a deficit accumulated of $384.7 million. We recorded annual net losses of $55.9 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not or only partially staff internally, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. In the last two years, we incurred an aggregate of $9.5 million in general and administrative expenses, including non-cash stock-based compensation expense.

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

General and Administrative

General and administrative expenses were $6.3 million for 2013, compared to $3.2 million for 2012. The $3.1 million increase is due to $1.0 million in placement agent fees associated with the June 2013 Series B Preferred Shares placement, $0.7 million in higher legal expenses due to preparation to become a public company, and $1.4 million in higher staffing and outside consulting expenses (including non-cash compensation expense related to options granted to Company executives).

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

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2013 of $384.7 million, of which $315.5 million was incurred in the Company’s prior focus of gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash of $20.4 million and $0.9 million at December 31, 2013 and 2012, respectively.

Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $6.3 million and $4.3 million, respectively. For the year ended December 31, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for loss on derivative liabilities, shares issued for technology access fee, amortization of loan discount, fair market value of warrants issued as June and July investment fees, stock-based compensation expense, and depreciation expenses. For the year ended December 31, 2012, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation expenses and loss on disposal of equipment, offset by a decrease in accrued liabilities and an increase in receivables. Net cash used in investing activities for the year ended December 31, 2013 was $0.1 million due to purchases of equipment. Net cash provided by investing activities for the year ended December 31, 2012 was $3.1 million due to the sale of assets from discontinued operations slightly offset by purchases of property and equipment. Net cash provided by financing activities was $25.9 million for the year ended December 31, 2013, due to the December 2013 private placement, the Series B financing and convertible loan notes. Net cash provided by financing activities was $1.0 million for the year ended December 31, 2012, due to proceeds from convertible notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of December 31, 2013, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

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

Net Cash Used in Operating Activities

For the year ended December 31, 2013, net cash flow used in operating activities was $6.3 million, compared to net cash flow used in operating activities of $4.3 million for the year ended December 31, 2012. Net cash flow used in operating activities for the year ended December 31, 2013 consisted primarily of a net loss of $55.9 million, increased by $40.6 million for the expense recorded as the change in fair value of warrants, $3.0 million for the Intrexon technology access fee paid by stock, $2.6 million for amortization of loan discount, $1.4 million for stock option expense, $0.6 million for the receipt of tax refund, and $0.2 million for accrued interest on convertible loans. Net cash flow used in operating activities for the year ended December 31, 2012, consisted primarily of net loss of $4.2 million, increased by $0.1 million for the receipt of an AMT license fee receivable and $0.3 million for accrued interest on convertible notes, and decreased by $0.4 million for accounts payable and accrued liabilities.

Net Cash from Financing Activities

For the year ended December 31, 2013, net cash flow provided by financing activities was $25.9 million, compared to net cash flow provided by financing activities of $1.0 million for the year ended December 31, 2012. Net cash flow provided by financing activities for the year ended December 31, 2013 consisted of $16.9 million received through December 2013 common stock placement, $7.0 million received through the Series B Convertible Preferred Stock issuance, $2.0 million received through the issuance of convertible notes. Net cash flow provided by financing activities for the year ended December 31, 2012, consisted of $1.0 million received through the issuance of convertible notes.

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
AmpliPhi Biosciences Corporation and Subsidiaries
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of AmpliPhi Biosciences Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 14 to the financial statements, the 2013 and 2012 financial statements have been restated to correct misstatements.

/s/ PBMares, LLP

Richmond, Virginia
April 15, 2014, except for Note 14, as to which date is May 20, 2014

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Assets
Current assets
Cash and cash equivalents	$20,355,000	$862,000
Accounts receivable	8,000	23,000
Tax refund	—	618,000
Prepaid expenses and other current assets	171,000	148,000
Total current assets	20,534,000	1,651,000
Property and equipment, net of accumulated depreciation of $473,000 and $391,000 as of December 31, 2013 and December 31, 2012, respectively	145,000	136,000
Intangible Assets
In process research and development	12,939,000	12,939,000
Goodwill	4,329,000	4,329,000
Total intangible assets	17,268,000	17,268,000
Total assets	$37,947,000	$19,055,000
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$2,147,000	$1,937,000
Convertible loan notes	—	3.648.000
Accrued interest	—	465,000
Total current liabilities	2,147,000	6,050,000
Long term liabilities
Derivative preferred shares conversion liability	33,510,000	—
Derivative warrants liability	16,511,000	—
Total long term liabilities	50,021,000	—
Total liabilities	52,168,000	6,050,000
Commitments and Contingencies (Note 5)	—	—
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,859,978 shares issued and outstanding as of December 31, 2013	89,000	—
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at December 31, 2013 and 66,908,810 shares issued and outstanding at December 31, 2012	1,825,000	669,000
Additional paid-in capital	366,782,000	329,609,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Paid-in-capital – escrow shares	—	1,360,000
Accumulated other comprehensive loss	(65,000)	(106,000)
Accumulated deficit	(384,689,000)	(320,364,000)
Total stockholders’ equity (deficit)	(14,221,000)	13,005,000
Total liabilities and stockholders’ equity (deficit)	$37,947,000	$19,055,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Revenue
Licensing revenue	$325,000	$664,000
Total revenue	325,000	664,000
Operating expenses
Research and development	6,502,000	1,480,000
General and administrative	6,259,000	3,177,000
Total operating expenses	12,761,000	4,657,000
Loss from operations	$(12,436,000)	$(3,993,000)
Other income (expense)
Loss on derivative liabilities	(40,562,000)	—
Amortization of note discount	(2,630,000)	—
Interest expense, net	(233,000)	(339,000)
Tax refund and other income	—	133,000
Loss on disposal of property and equipment	—	(30,000)
Other income (expense), net	(43,425,000)	(236,000)
Net loss from continuing operations	(55,861,000)	(4,229,000)
Discontinued operations
Gain on sale of discontinued operations assets	—	3,150,000
Net loss	$(55,861,000)	$(1,079,000)
Deemed dividend on preferred stock	(8,464,000)	—
Net loss available for common stockholders	(64,325,000)	(1,079,000)
Net loss from continuing operations per share – basic & diluted	$(0.64)	$(0.09)
Gain from discontinued operations per share – basic & diluted	$—	$0.07
Net loss per share – basic & diluted	$(0.64)	$(0.02)
Weighted average number of shares of common stock outstanding – basic & diluted	101,201,753	48,034,493
Net Loss	$(55,861,000)	$(1,079,000)
Other comprehensive income (loss)
Net unrealized gain (loss) on foreign currency translations	41,000	(14,000)
Comprehensive loss	$(55,820,000)	$(1,093,000)

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
Balances, December 31, 2011 (Restated)	—	$—	44,908,810	$449,000	$326,080,000	$(319,285,000)	$(92,000)	$7,152,000
Net loss	—	—	—	—	—	(1,079,000)	—	(1,079,000)
Stock-based compensation	—	—	—	—	9,000	—	—	9,000
Shares issued for SPH Holdings	—	—	22,000,000	220,000	3,520,000	—	—	3,740,000
Shares held in escrow for SPH Holdings	—	—	—	—	3,197,000	—	—	3,197,000
Foreign currency translations	—	—	—	—	—	—	(14,000)	(14,000)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,364,000)	$(106,000)	$13,005,000
Net loss	—	—	—	—	—	(55,861,000)	—	(55,861,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Deemed dividend on preferred stock from conversion of convertible loan notes	—	—	—	—	5,572,000	(5,572,000)	—	—
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Deemed dividend on preferred stock	—	—	—	—	2,892,000	(2,892,000)	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	5,853,000	—	—	5,957,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,732,000	—	—	15,452,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$368,619,000	$(384,689,000)	$(65,000)	$(14,221,000)

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net loss from continuing operations	$(55,861,000)	$(4,229,000)
Adjustments required to reconcile net loss to net cash (used in) used in operating activities:
Loss on derivative liabilities	40,562,000	—
Shares issued for technology access fee	3,000,000	—
Amortization of note discount	2,630,000	—
Warrants issued as investment fees	759,000	—
Depreciation	82,000	60,000
Loss on sale/disposal of property & equipment	—	30,000
Stock-based compensation	1,437,000	9,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	15,000	99,000
Tax refund	618,000	(133,000)
Accounts payable and accrued expenses	210,000	(458,000)
Prepaid expenses and other assets	(23,000)	2,000
Interest on loan notes	233,000	339,000
Net cash used in operating activities	(6,338,000)	(4,281,000)
Cash flows from investing activities
Gain on sale of discontinued operations assets	—	3,150,000
Purchases of property and equipment	(102,000)	(53,000)
Net cash provided by (used in) investing activities	(102,000)	3,097,000
Cash flows from financing activities
Proceeds from December financing	16,892,000	—
Proceeds from Preferred Series B	7,000,000	—
Proceeds from issuance of convertible loan notes	2,000,000	950,000
Net cash provided by financing activities	25,892,000	950,000
Effect of exchange rates	41,000	—
Net increase (decrease) in cash and cash equivalents	19,493,000	(234,000)
Cash and cash equivalents, beginning of year	862,000	1,096,000
Cash and cash equivalents, end of year	$20,355,000	$862,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B Convertible Preferred Stock	$6,316,000	$—

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

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

1. Nature of Business and Significant Accounting Policies  – (continued)

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

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

1. Nature of Business and Significant Accounting Policies  – (continued)

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

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

1. Nature of Business and Significant Accounting Policies  – (continued)

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $384.7 million and $320.4 million as of December 31, 2013 and December 31, 2012, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

4. Income Taxes  – (continued)

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
Year Ended December 31, 2013
(Audited)

6. Collaborative and Other Agreements  – (continued)

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

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B Convertible Preferred Stock and warrants to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $6,999,998. The value of the derivative liability related to the warrants was $1,892,499 and the value of the derivative liability related to the preferred shares was $4,999,999. In addition, a beneficial conversion (deemed dividend) was booked for $2,892,499. As part of the same transaction, the Company converted $5,491,001 in outstanding convertible loan notes into 4,357,936 shares of Series B Convertible Preferred Stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,649,478 and the value of the derivative liability related to the preferred shares was $3,841,536. In addition, a beneficial conversion (deemed dividend) was booked for $3,131,161. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277, were converted into 658,145 shares of Series B Convertible Preferred Stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $637,413 and the value of the derivative liability related to the preferred shares was $191,864. In addition, a beneficial conversion (deemed dividend) was booked for $2,440,716. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B Convertible Preferred Stock and warrants to purchase common stock.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

7. Preferred Shares  – (continued)

On July 25, 2013, 1,132,875 preferred shares were converted into 11,328,750 shares of common stock. In connection with the conversion, a loss on derivative of 4,395,555 was recorded in relation to the conversion. $5,664,375 was reclassified from the derivative liability to equity due to conversion.

On October 17, 2013, 23,227 preferred shares were converted into 232,270 shares of common stock. In connection with the conversion, a gain on the derivative liability was recorded in the amount of $1,625. Due to this conversion, $92,908 was reclassified out of the derivative liability account and into equity.

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

In connection with the December 2013 private placement of 72,007,000 shares of the Company’s common stock at a price per share of $0.25, the Company issued an aggregate of warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share to the placement agents. These warrants expire December 2018. These warrants contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liabilities instead of equity. The Company measured the fair value of these warrants on December 23, 2013 and recorded $1,435,000 as an investment fee.

In connection with the private placement of Series B Convertible Preferred Stock, which occurred through two closings on June 26, 2013 and July 15, 2013, respectively, the Company issued an aggregate of warrants to purchase 30,040,194 shares of common stock at an exercise price of $0.14 per share. These warrants expire June 2018. These warrants contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liabilities instead of equity. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded the initial liability as part of the private placement proceeds and expensed $759,000 for the warrants issued to the placement agent.

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
Year Ended December 31, 2013
(Audited)

8. Stock Options and Warrants  – (continued)

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

8. Stock Options and Warrants  – (continued)

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

The cash proceeds from the notes payable were allocated between the note payable, a debt discount, APIC and the beneficial conversion feature as follows:

	February 4, 2013	March 12, 2013	April 12, 2013	May 13, 2013
Cash	$2,437,016	$500,000	$500,000	$500,000
Note Payable	-2,437,016	-500,000	-500,000	-500,000
Debt Discount	1,915,737	154,771	92,076	473,698
APIC – Warrant	-696,760	-104,171	-92,076	-156,492
APIC – BCF	-1,218,977	50,600	0	-317,206

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

12. Convertible Loan Notes  – (continued)

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

14. Correction of Errors

The Company’s previously issued December 31, 2013 financial statements have been restated to net investment fees paid as part of the December financing against the proceeds received. As a result of this correction, we reduced General and Administrative expenses and Additional paid in Capital by $2,550,000. The Company’s net loss decreased $2,550,000 to $55,861,000. The net loss per share decreased by $0.02 per share to $(0.64) per share.

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

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol and Special Phage Services. As a result, overall goodwill was restated and a new intangible asset, in process research and development (IPR&D), was recognized. For the Biocontrol acquisition, $7,778,000 of goodwill was reclassed to IPR&D. For the Special Phage Services, $5,161,000 of goodwill was reclassed to IPR&D. The overall purchase price of Special Phage Services was reduced by $299,000 due to a decrease in the valuation of contingent shares reserved for the milestone agreement. This further reduced goodwill by $299,000 and paid-in-capital contingent shares by $299,000.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements
Year Ended December 31, 2013
(Audited)

15. Common Stock

In December 2013, the Company issued 72,007,000 shares of the Company’s common stock at a price per share of $0.25. As part of this private placement, the Company issued warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share with an initial fair value of $1,435,000 and paid $1,115,000 to the placement agents.

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

PART IV

Item 15. EXHIBITS.

The following exhibits are filed as part of this Annual Report. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation, effective May 21, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed December 16, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed December 16, 2013).
3.3	Articles of Correction to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed December 16, 2013).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed December 16, 2013).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed December 16, 2013).
4.3	Subscription Agreement to Purchase Series B Preferred Stock and Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed December 16, 2013).
4.4	Registration Rights Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.5	Subscription Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 filed December 16, 2013).
10.1	Loan Repayment Deed, dated September 28, 2012, by and among the Company, Cellabs Pty Ltd and Special Phage Holdings Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed December 16, 2013).
10.2	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed December 16, 2013).
10.3	Stock Issuance Agreement, dated as of March 28, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed December 16, 2013).
10.4*	Collaboration Agreement, dated as of April 24, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed December 16, 2013).
10.5*	Collaboration Agreement, dated as of August 1, 2013, by and among the Company, the University of Leicester and the University of Glasgow (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed December 16, 2013).
10.6*	License, dated as of September 5, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed December 16, 2013).

Exhibit Number	Description of Document
10.7	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed December 16, 2013).
10.8	License Agreement, dated as of February 18, 2013, by and between the Company and Office Suites Plus Properties, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed December 16, 2013).
10.9	Agreement of Lease, dated as of February 23, 2011, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed December 16, 2013).
10.10	Client Services Agreement, dated as of September 1, 2011, by and between the Company and PBC Carlsbad LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed December 16, 2013).
10.11	Lease, dated as of December 8, 2011, by and between Biocontrol Limited, Nevis Limited and Charter Limited (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed December 16, 2013).
10.12+	2009 Targeted Genetics Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed December 16, 2013).
10.13+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed December 16, 2013).
10.14+	Form of Stock Option Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed December 16, 2013).
10.15+	Employment Agreement, dated as of October 19, 2011, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed December 16, 2013).
10.16+	Amendment No. 1 to Employment Agreement, dated as of June 25, 2013, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 filed December 16, 2013).
10.17+	Offer of Employment, dated October 7, 2013, by and between the Company and Baxter Phillips, III (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed December 16, 2013).
10.18*	License Agreement, dated July 3, 2007, by and between the Company and United Kingdom Health Protection Agency, Centre for Emergency Preparedness and Response (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed January 21, 2014).
10.19	Shareholder Sale Agreement, dated as of September 8, 2012, by and between the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed January 21, 2014).
10.20	Agreement and Plan of Merger, dated November 12, 2010, by and between the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed January 21, 2014).
10.21+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).

Exhibit Number	Description of Document
10.22	Agreement of Lease of Business Premises, dated as of February 21, 2014, by and between Avotehna d.d. and Ampliphi, Biotehnološke Raziskave in Razvoj, d. o. o. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed January 21, 2014).
23.1†	Consent of PBMares LLP, independent registered public accounting firm.
24.1†	Power of Attorney (contained on the signature page).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Indicates confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

By:	/s/ Philip J. Young Name: Philip J. Young Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2014