Form 10-K/A
period 2013-12-31
AmpliPhi Biosciences Corp
filed 2014-09-12
CIK 921114

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet as of December 31, 2013, and our consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the fiscal year ended December 31, 2013; (2) our consolidated balance sheet as of December 31, 2012, and our consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the fiscal year ended December 31, 2012; and (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2013 and 2012, contained in Part II, Item 7 of this Annual Report on Form 10-K.  All the aforementioned periods are collectively referenced as “Affected Periods”.

The Company’s previously issued December 31, 2013 financial statements have been restated to remove deemed dividends booked on the issuance of preferred shares and to recognize the increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit have been reduced by $8,464,000 after removing the deemed dividends. Loss on derivative liabilities increased by $1,755,000 to $42,317,000 due to the change in the valuation model.

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol. As a result, in process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. For the Biocontrol acquisition, $493,000 of IPR&D was reclassified to patents. In addition, amortization expense for patents of $31,000 was recognized in both 2012 and 2013.

As a result of these corrections, the Company’s net loss in 2013 increased $1,787,000 to $57,648,000. The net loss per share decreased by $0.07 per share to $(0.57) per share which also reflects the removal of the deemed dividends.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;

•	our clinical development plans, including planned clinical trials;

•	our research and development plans, including our plans to initiate at least one new clinical study in the first half of 2015;

•	our ability to select combinations of phages to formulate our product candidates;

•	the safety and efficacy of our products and product candidates;

•	the anticipated regulatory pathways for our product candidates;

•	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

•	the content and timing of submissions to and decisions made by the FDA and other regulatory agencies;

•	our ability to leverage the experience of our management team;

•	our ability to attract and keep management and other key personnel;

•	the capacities and performance of our suppliers, manufacturers, contract research organizations, or CROs, and other third parties over whom we have limited control;

•	the actions of our competitors and success of competing drugs that are or may become available;

•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;

•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;

•	the benefits of our products and product candidates;

•	market and industry trends;

•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

•	our financial performance, including our net revenue, return rates and related estimates, cost of revenue, gross profit and gross margin, operating expenses, utilization of net operating losses, or NOLs, stock-based compensation expense, cash flows, expected uses of anticipated cash flow, funding requirements and market risk;

•	our expectations regarding future planned expenditures;

•	our expectations with respect to product pricing;

•	our ability to effectively remediate any significant deficiencies or material weaknesses in our internal control over financial reporting;

•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

•	our ability to operate our business without infringing the intellectual property rights of others; and

•	our plans to potentially transact business outside the United States.

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

Our lead program is AmpliPhage-002, for the treatment of S. aureus infections (including methicillin-resistant MRSA). We also have two other product candidates in development: AmpliPhage-001 for the treatment of P. aeruginosa lung infections in CF patients, and AmpliPhage-004 for the treatment of C. difficile infections.

We are developing these phage product candidates using our proprietary discovery and development platform, which is designed for rapid identification, characterization and manufacturing of multiple phage therapies. Each product candidate combines several carefully chosen phages which target a specific disease-causing bacterial pathogen such as MRSA, P. aeruginosa and C. difficile . We believe that our understanding of unique regulatory and development requirements of bacteriophage biology combined with the scientific expertise of our collaboration partners will enable the rapid advancement of phage treatments through the clinic and eventually to the market.

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

We plan to initiate a Phase 1 study of AmpliPhage-002 in the first half of 2015 to demonstrate the safety of AmpliPhage-002 when administered to healthy volunteers colonized by S. aureus. The study population will be enriched to contain subjects with MRSA colonization. If that study is successful, we then intend to conduct a Phase 2 study in S. aureus for wound and skin infections.

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

By screening our proprietary library of phage samples against a panel of S. aureus bacteria, we have selected a phage product mix that has demonstrated in in vitro studies greater than 85% efficacy with high overlap against a global diversity panel that includes some of the most virulent isolates of S. aureus, including MRSA strains identified by the U.S. Army.

We plan to initiate a Phase 1 study of AmpliPhage-002 in the first half of 2015 to demonstrate the safety of AmpliPhage-002 when administered to healthy volunteers colonized by S. aureus. The study population will be enriched to contain subjects with MRSA colonization. If that study is successful, we then intend to conduct a Phase 2 study in S. aureus for wound and skin infections.

After extensive financial and capability evaluation and a global search we have elected to proceed with cGMP manufacturing at a wholly owned facility that has been constructed in Ljubljana, Slovenia. We have been able to access and hire highly skilled process development and phage manufacturing expertise and believe that we now have control of our proprietary platform from phage identification through final product fill and finish. Our facility inclusive of laboratory and office space is approximately 4,000 sq. ft. and is expected to produce cGMP product by the end of 2014 for our currently planned and future studies. We believe that this facility should be sufficient to meet our product needs through Phase 3 and initial commercialization. Our current formulation for AmpliPhage-002 is intended for nasal delivery via a small spray device. We plan to further formulate our product for delivery to patients with wound and skin infections.

AmpliPhage-001: Lung Infections in Cystic Fibrosis (CF) Patients Caused by P. aeruginosa

According to Global Data in April 2013, the market for CF therapeutics was $1.2 billion in 2012 and forecasted to grow to $4.6 billion in 2017, with 65% of this market in the United States. One of our lead programs targets P. aeruginosa, the most prevalent bacterial infection that leads to the highest mortality in patients with CF with approximately 440 deaths per year in the United States. To develop our products, we have created a global “diversity” panel of relevant P. aeruginosa clinical isolates from CF clinics in the United States, Europe and Australia. Clinical isolates are bacteria isolated from patients. This diversity panel has been screened against our phage library that was isolated and characterized according to our proprietary discovery and development platform. We have demonstrated in vitro that we are able to effectively kill the targeted bacteria with a mixture of a few phages propagated in carefully selected bacterial hosts. Furthermore, our phage mix was selected to exhibit a high degree of overlap, defined as the number of bacteria targeted by more than one phage in the product. We believe that high overlap is an important factor in preventing bacteria from developing resistance to our phage products.

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

We were granted an advisory meeting with United Kingdom Medicines and Healthcare products Regulatory Agency, (MHRA) in the first quarter of 2014 to discuss our plans and intent to move the CF program into additional preclinical testing in preparation for a Phase 1/2 study in CF patients. We also sought advice and comment that our planned Chemistry Manufacturing and Controls (CMC) plans were acceptable to the MHRA. The MHRA concurred with our approach and plans as presented, including a first in man dose ranging clinical study in CF patients. Subject to the availability of adequate financing, we expect to continue product selection and formulation work. Upon final product selection, we plan to manufacture the AmpliPhage-001 product in our facility in Ljubljana, Slovenia.

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

In collaboration with the U.S. Army, we plan to study the safety and tolerability of our phage product (AmpliPhage-002) developed for treating S. aureus (MRSA) infections in a Phase 1 study. We expect this study to commence in the first half of 2015. If the Phase 1 study is successful, we plan to conduct a Phase 2 study of wounds and skin infections. Additionally, subject to the availability of adequate financing, we expect to continue product selection and formulation work for AmpliPhage-001, and following final product selection, in conjunction with leading Centers of Excellence in the UK, we would expect to conduct a Phase 1/2 study using AmpliPhage-001 to treat CF patients with P. aeruginosa lung infections. Through our collaboration agreement with the University of Leicester, we are also continuing to develop AmpiPhage-004 to treat patients suffering from serious gastrointestinal infections caused by C. difficile.

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

We plan to conduct our Phase 1 study at the WRAIR and to conduct further clinical trials at various sites throughout the world. We plan to initiate a Phase 1 feasibility and safety study in phage treatment of S. aureus infections in the first half of 2015. Upon successful completion of this study we plan to conduct a Phase 2 study of AmpliPhage-002 in patients with S. aureus infections.

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

We hold or have exclusive license rights to five U.S. patents (and corresponding foreign patents), expiring on various dates between 2024 and 2029. These patents relate to the therapeutic uses of bacteriophages, bacteriophage compositions, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, biofilm disrupting agents, methods to reduce antibiotic resistance, and methods to design therapeutic combination panels of bacteriophage.

US 7758856 and national patents within the EU deriving from PCT WO2004062677; Bacteriophage for the treatment of bacterial biofilms

Under an existing license from the United Kingdom Secretary of State for the Department of Health (DoH), we have exclusive rights to develop and exploit technologies relating to the use of bacteriophages combined with biofilm-disrupting agents in treating biofilm infections. The patent specifies agents able to facilitate the penetration of biofilms, and their combination with therapeutic bacteriophage preparations. The priority date for these patents is January 10, 2003 and the date of U.S. grant is July 20, 2010. The date of expiry is December 5, 2026 in the United States (noting Patent Term Adjustment, PTA, by the United States Patent and Trademark Office, or USPTO). The patent is also granted in the European Union (France, Germany, Netherlands, Switzerland/Liechtenstein and the United Kingdom). The date of expiry is January 12, 2024 in the European Union. Pursuant to this license agreement, we may be required to pay the United Kingdom DoH aggregate milestone payments of up to £10,000 per product and single-digit royalties. The agreement, which may be terminated by the DoH upon our default, continues until the earlier of such termination or the expiry of the DoH’s rights in the licensed intellectual property.

US 7807149, US 8105579, US 8388946, continuation application and national filings deriving from PCT WO2005009451; Bacteriophage containing therapeutic agents

Through our wholly owned subsidiary, Biocontrol Ltd, we have three granted U.S. patents and a pending continuation application filed. The granted patents relate to therapeutic, sequential use of bacteriophages in combination with conventional antibiotics, to bacteriophage compositions, and to the uses of bacteriophages. The filed continuation application relates to genetic sequence variation around the protected agents. The priority dates for these patents is July 23, 2003. Dates of U.S. grant are October 5, 2010, January 31, 2012 and March 5, 2013. The dates of expiry for the granted patents are March 18, 2027 (noting PTA by the USPTO), July 23, 2024 and July 23, 2024 in the United States. The national application in Australia was granted as AU 2004258731 on June 10, 2010, with July 23, 2024 as the date of expiry. Examination in other jurisdictions is proceeding: for example, in the EU, claims for bacteriophage compositions are approaching allowance; and a divisional application has been submitted for therapy claims although there is no assurance that claims or applications will ultimately be granted.

US 8475787, continuation application and national filings deriving from PCT WO2008110840; Beneficial effects of bacteriophage treatment

Through our wholly owned subsidiary, Biocontrol Ltd, we have one granted U.S. patent, and a pending continuation application filed. The granted patent relates to bacteriophage-induced induction of antibiotic sensitivity for P. aeruginosa. The priority date for these patents is March 9, 2007. The date of U.S. grant is July 2, 2013 and the date of expiry for the granted patent is March 21, 2029 (noting PTA by the USPTO). The continuation application has been filed relating to other bacterial species. The national application in Australia was granted as AU 2008224651 on December 19, 2013, with March 7, 2028 as the date of expiry. National applications are under examination in other jurisdictions.

PCT WO2013/16464 (United Kingdom priority filing 1207910.9); Therapeutic bacteriophage compositions

Through our wholly owned subsidiary, Biocontrol Ltd, we have a PCT application relating to the design of effective combinations of bacteriophages. The priority date for this application is May 4, 2012. The PCT application published on November 7, 2013.

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

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions all seeking to develop novel treatment modalities for bacterial disease. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than we do. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in antibacterial research, some in direct competition with us. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Manufacturing and Supply

The manufacturing process for our bacteriophage product is currently under development. We are optimizing a manufacturing platform that will allow us to prepare therapeutic phages to cGMP regulations, in a cost-effective manner. We have developed our own manufacturing capabilities at a wholly owned facility in Ljubljana, Slovenia. Our facility must comply with applicable cGMP regulations, which require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA, and certain state agencies, including the applicable government agency where the facility is located, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Our facility in Ljubljana Slovenia is subject to inspection and regulation by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia. As a result of an initial inspection, we are taking certain corrective actions regarding the manufacture of AmpliPhage-002, which we believe will lead to certification by JAZMP to manufacture AmpliPhage-002; however, there can be no assurance that we will receive such certification. Accordingly, we must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA/Biologics License Application, or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior regulatory approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further regulatory review and approval, including approval by the FDA.

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

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Our manufacturing facility in Ljubljana Slovenia is subject to inspection and regulation by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

We have not completed formulation development of any of our product candidates.

The development of our bacteria phage product candidates requires that we isolate, select and combine a number of bacteria phages that target the desired bacteria for that product candidate. The selection of bacteria phages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected an initial formulation of AmpliPhage-002 for the treatment of methicillin-resistant S. aureus (MRSA) infections, there can be no assurance that this will be the final formulation of AmpliPhage-002 for commercialization. In addition, we are still finalizing initial formulations of AmpliPhage-001 and AmpliPhage-004. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We are developing novel manufacturing processes for the production of AmpliPhage-002 for treatment of S. aureus (MRSA) infections, AmpliPhage-001for the treatment of P. aeruginosa infections and AmpliPhage-004 for the treatment of C. difficile infections at facilities in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facilities in Slovenia must also undergo inspections by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia,for compliance with their and the FDA’s current good manufacturing practice regulations, or cGMP regulations, before the respective product candidates can be approved for use in clinical trials or commercialization. As a result of an initial inspection, we are taking certain corrective actions regarding the manufacture of AmpliPhage-002, which we believe will lead to certification by JAZMP to manufacture AmpliPhage-002; however, there can be no assurance that we will receive such certification. We will also be subject to additional inspections for GMP compliance for our other product candidates, and may be subject to additional inspections for AmpliPhage-002. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidates.

Our manufacturing facilities will be subject to ongoing periodic inspection by the European regulatory authorities, including JAZMP, and the FDA for compliance with European and FDA cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

Restatement

As discussed in the “Explanatory Note Regarding Restatement” and Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we are amending and restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2013 and December 31, 2012.

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

Research and Development Costs

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment at least quarterly. As of December 31, 2013, we have recorded IPR&D of $12.5 million due to the 2012 acquisition of SPH’s know-how and phage libraries and the 2011 acquisition of Biocontrol’s know-how and phage library. In management’s opinion, no IPR&D has been impaired as of December 31, 2013.

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

Warrant and Preferred Shares Conversion Feature Liability

We account for warrants and the preferred shares conversion feature with anti-dilution (“down-round”) provisions under the guidance of ASC 815, Derivatives and Hedging and Emerging Issue Task Force Statement 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which require the warrants and the preferred shares conversion feature to be recorded as a liability and adjusted to fair value in each reporting period. We estimate the fair values of these securities using a Monte Carlo valuation model.

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

Interest Income (Expense)

During 2013 and 2012, we issued $2.0 million and $1.0 million in convertible notes, respectively. Interest expense in 2013 was $0.2 million, compared to $0.3 million for 2012. The decrease was due to conversion of the convertible notes into Series B preferred Shares in June and July 2013 and thus eliminating future interest expense.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2013, we had approximately $175.4 million in U.S. and UK operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2013 of $378.1 million, of which $315.5 million was incurred as a result of the Company’s prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash of $20.4 million and $0.9 million at December 31, 2013 and 2012, respectively. Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $6.3 million and $4.3 million, respectively. For the year ended December 31, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for loss on derivative liabilities, shares issued for technology access fee, amortization of loan discount, fair market value of warrants issued as June and July investment fees, stock-based compensation expense, and depreciation expenses. For the year ended December 31, 2012, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation expenses and a loss on disposal of equipment, which were partially offset by a decrease in accrued liabilities and an increase in receivables. Net cash used in investing activities for the year ended December 31, 2013 was $0.1 million due to purchases of equipment. Net cash provided by investing activities for the year ended December 31, 2012 was $3.1 million due to the sale of assets from discontinued operations slightly offset by purchases of property and equipment. Net cash provided by financing activities was $25.9 million for the year ended December 31, 2013, due to the December 2013 private placement, the Series B financing and convertible loan notes. Net cash provided by financing activities was $1.0 million for the year ended December 31, 2012, due to proceeds from convertible notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of December 31, 2013, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

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

/s/ PBMares, LLP

Richmond, Virginia
April 15, 2014, except for Note 14, as to which date is September 2, 2014

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Assets
Current assets
Cash and cash equivalents	$20,355,000	$862,000
Accounts receivable	8,000	23,000
Tax refund	—	618,000
Prepaid expenses and other current assets	171,000	148,000
Total current assets	20,534,000	1,651,000
Property and equipment, net of accumulated depreciation of $473,000 and $391,000 as of December 31, 2013 and December 31, 2012, respectively	145,000	136,000
Intangible Assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $93,000 and $62,000 as of December 31, 2013 and December 31, 2012, respectively	400,000	431,000
Goodwill	4,329,000	4,329,000
Total intangible assets	17,175,000	17,206,000
Total assets	$37,854,000	$18,993,000
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,147,000	$1,937,000
Convertible loan notes	—	3,648,000
Accrued interest	—	465,000
Total current liabilities	2,147,000	6,050,000
Long term liabilities
Derivative preferred shares conversion liability	34,443,000	—
Derivative warrants liability	16,664,000	—
Total long term liabilities	51,107,000	—
Total liabilities	53,254,000	6,050,000
Commitments and Contingencies (Note 5)	—	—
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,859,978 shares issued and outstanding as of December 31, 2013	89,000	—
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at December 31, 2013 and 66,908,810 shares issued and outstanding at December 31, 2012	1,825,000	669,000
Additional paid-in capital	358,988,000	329,609,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Paid-in-capital – escrow shares	—	1,360,000
Accumulated other comprehensive loss	(65,000)	(106,000)
Accumulated deficit	(378,074,000)	(320,426,000)
Total stockholders’ equity (deficit)	(15,400,000)	12,943,000
Total liabilities and stockholders’ equity (deficit)	$37,854,000	$18,993,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Revenue
Licensing revenue	$325,000	$664,000
Total revenue	325,000	664,000
Operating expenses
Research and development	6,502,000	1,480,000
General and administrative	6,285,000	3,208,000
Total operating expenses	12,787,000	4,688,000
Loss from operations	$(12,462,000)	$(4,024,000)
Other income (expense)
Loss on derivative liabilities	(42,317,000)	—
Amortization of note discount	(2,636,000)	—
Interest expense, net	(233,000)	(339,000)
Tax refund and other income	—	133,000
Loss on disposal of property and equipment	—	(30,000)
Other income (expense), net	(45,186,000)	(236,000)
Loss from continuing operations	(57,648,000)	(4,260,000)
Discontinued operations
Gain on sale of discontinued operations assets	—	3,150,000
Net loss available for common stockholders	$(57,648,000)	$(1,110,000)
Net loss from continuing operations per share – basic & diluted	$(0.57)	$(0.09)
Gain from discontinued operations per share – basic & diluted	$—	$0.07
Net loss per share – basic & diluted	$(0.57)	$(0.02)
Weighted average number of shares of common stock outstanding – basic & diluted	101,201,753	48,034,493
Net loss	$(57,648,000)	$(1,110,000)
Other comprehensive income (loss)
Net unrealized gain (loss) on foreign currency translations	41,000	(14,000)
Comprehensive loss	$(57,607,000)	$(1,124,000)

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock				Accumulated Other	Total Stockholders’
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balances, December 31, 2011 (Restated)	—	$—	44,908,810	$449,000	$326,080,000	$(319,316,000)	$(92,000)	$7,121,000
Net loss	—	—	—	—	—	(1,110,000)	—	(1,110,000)
Stock-based compensation	—	—	—	—	9,000	—	—	9,000
Shares issued for SPH Holdings	—	—	22,000,000	220,000	3,520,000	—	—	3,740,000
Shares held in escrow for SPH Holdings	—	—	—	—	3,197,000	—	—	3,197,000
Foreign currency translations	—	—	—	—	—	—	(14,000)	(14,000)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,426,000)	$(106,000)	$12,943,000
Net loss	—	—	—	—	—	(57,648,000)	—	(57,648,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,511,000	—	—	6,615,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$360,825,000	$(378,074,000)	$(65,000)	$(15,400,000)

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
	(RESTATED)	(RESTATED)
Cash flows from operating activities
Loss from continuing operations	$(57,648,000)	$(4,260,000)
Adjustments required to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on derivative liabilities	42,317,000	—
Shares issued for technology access fee	3,000,000	—
Amortization of note discount and patents	2,667,000	31,000
Warrants issued as investment fees	759,000	—
Depreciation	82,000	60,000
Loss on disposal of property & equipment	—	30,000
Stock-based compensation	1,437,000	9,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	15,000	99,000
Tax refund	618,000	(133,000)
Accounts payable and accrued expenses	210,000	(458,000)
Prepaid expenses and other current assets	(23,000)	2,000
Accrued interest on loan notes	233,000	339,000
Net cash used in operating activities	(6,333,000)	(4,281,000)
Cash flows from investing activities
Gain on sale of discontinued operations assets	—	3,150,000
Purchases of property and equipment	(102,000)	(53,000)
Net cash provided by (used in) investing activities	(102,000)	3,097,000
Cash flows from financing activities
Proceeds from December financing	16,887,000	—
Proceeds from Preferred Series B	7,000,000	—
Proceeds from issuance of convertible loan notes	2,000,000	950,000
Net cash provided by financing activities	25,887,000	950,000
Effect of exchange rates	41,000	—
Net increase (decrease) in cash and cash equivalents	19,493,000	(234,000)
Cash and cash equivalents, beginning of year	862,000	1,096,000
Cash and cash equivalents, end of year	$20,355,000	$862,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B Convertible Preferred Stock	$6,316,000	$—

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

1. Nature of Business and Significant Accounting Policies (continued)

Goodwill

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by the business combination described in Note 11. At December 31, 2011, goodwill in the amount of $1,948,000 has been recorded. In management’s opinion, no goodwill has been impaired as of December 31, 2013 and December 31, 2012.

Patents

Patents are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the patents.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents were acquired by the business combination described in Note 11. At December 31, 2011, patents in the amount of $493,000 have been recorded. These patents are amortized over their useful life through December 2026.

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

The Company estimates fair values of these derivatives utilizing Level 2 inputs. The Company uses the Monte Carlo valuation technique for derivatives as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk free rates) necessary to fair value these instruments.

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

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s IPR&D were acquired by the business combination described in Note 11. At December 31, 2012, IPR&D in the amount of $5,161,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of December 31, 2013 and December 31, 2012.

During the year ended December 31, 2011, the rights to Biocontrol IPR&D and patents were acquired by the business combination described in Note 11. At December 31, 2011, IPR&D in the amount of $7,285,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of December 31, 2013 and December 31, 2012.

Research and development costs include salaries, costs of outside collaborators and outside services, royalty and license costs and allocated facility, occupancy and utility expenses. The Company expenses research and development costs as incurred.

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B Preferred shares are antidilutive with respect to computing the net loss per share and therefore are excluded from the calculation of diluted net loss per share. The total numbers of shares that the Company excluded from the calculations of net loss per share were 77,490,242 shares for the year ending December 31, 2013 and 2,841,530 shares for the year ending December 31, 2012.

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $378.1 million and $320.4 million as of December 31, 2013 and December 31, 2012, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

In February 2013, the Company entered into an agreement with Office Suites Plus (now Regus Management Group, LLC) for office space in Glen Allen, Virginia. The agreement has a minimum period of one year ending February 28, 2014, at which time it was extended through June 2014, with a monthly cost of $2,555. At December 31, 2013, our minimum payment commitment for the Glen Allen space was $5,110.

In September 2013, the Company entered into an agreement with PBC Carlsbad, LLC for office space in Carlsbad, California. The agreement has a minimum period of six months ending February 28, 2014, at which time it was extended through August 2014, with a monthly cost of $1,033. At December 31, 2013, our minimum payment commitment for the Carlsbad office space was $2,066.

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

In connection with the private placement of Series B Convertible Preferred Stock, the Company recorded a liability for a complex embedded derivative that required bifurcation under ASC Section 815. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with a down-round ratchet provision. The Company estimates the fair values of the conversion feature using a Monte Carlo valuation model. The Company measured the fair value of the conversion feature on June 26, 2013 and July 15, 2013(dates of issuance) and recorded the initial liability as part of the private placement proceeds.

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B Convertible Preferred Stock and warrants that would each be used to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $5,064,000. As part of the same transaction, the Company converted $5,491,000 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B Convertible Preferred Stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $3,804,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B Convertible Preferred Stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $155,000.

On July 25, 2013, 1,132,875 preferred shares were converted into 11,328,750 shares of common stock. In connection with the conversion, a loss on derivative of $5,035,000 was recorded in relation to the conversion. $6,518,000 was reclassified from the derivative liability to equity due to conversion.

On October 17, 2013, 23,227 preferred shares were converted into 232,270 shares of common stock. In connection with the conversion, a gain on the derivative liability was recorded in the amount of $5,000. Due to this conversion, $97,000 was reclassified out of the derivative liability account and into equity.

The Company re-measured the fair value of the conversion feature and recorded $32,035,000 in total charges to record the liabilities associated with the conversion feature at their estimated fair value totaling $34,443,000 as of December 31, 2013.

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

We estimate the fair values of these securities using a Monte Carlo valuation model. The following warrants were issued in 2013 using the Monte Carlo valuation method with the key inputs as follows:

	June 26, 2013	July 15, 2013	December 23, 2013
Warrants issued	28,394,834	1,645,360	4,320,420
Risk free interest rate	.0109	.0109	0.0167
Volatility	160.94%	163.08%	155.24%
Expected term	5 years	5 years	5 years
Exercise price	$0.14	$0.14	$0.25

The Company re-measured the fair value of these warrants and recorded $10,282,000 in charges to record the liabilities associated with these warrants at their estimated fair values totaling $16,664,000 as of December 31, 2013.

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

11. Business Combinations

On November 9, 2012, the Company acquired Australia-based Special Phage Services (“SPS”). The acquisition of SPS primarily focused on IPR&D being performed on S. aureus infections, which is currently being developed under AmpliPhage-002: Wound and Skin Infections Caused by S. aureus.

In a share exchange transaction, AmpliPhi Australia Pty Limited, a wholly owned subsidiary of US-based AmpliPhi, acquired Sydney-based SPH, the holding company of SPS. Under the terms of the acquisition, the Company offered 40 million shares of its common stock in exchange for 100% of the fully diluted share capital of SPH. 20 million shares are held in escrow, 8 million to satisfy potential warranty claims under the transaction documents and the remaining 12 million shares are held pending completion of certain milestones. At December 31, 2012, IPR&D in the amount of $5,161,000 and goodwill in the amount of $2,381,000 have been recorded. In management’s opinion, this IPR&D and goodwill have not been impaired as of December 31, 2013 and December 31, 2012.As part of this transaction, the Company acquired $260,000 in assets to include a $221,000 receivable for an Australian research and development tax refund, $37,000 in equipment, and $2,000 in cash. The Company also assumed liabilities of $613,000. On November 9, 2013, the 8 million shares held to satisfy potential warranty claims were released.

On January 6, 2011, the Company acquired Biocontrol, a clinical development stage biotechnology company in the United Kingdom (the “Acquisition”). The acquisition of Biocontrol included an IPR&D project related to AmpliPhage-001: Lung Infections in Cystic Fibrosis (CF) Patients Caused by P. aeruginosa.

The Company acquired 100% of the voting stock of Biocontrol and issued 22,817,198 shares of its common stock to the Biocontrol shareholders with a total fair value of approximately $8.6 million as of January 6, 2011. The Acquisition was made through an acquisition subsidiary, which has continued post-Acquisition as Biocontrol. At December 31, 2011, IPR&D in the amount of $7,285,000, goodwill in the amount of $1,948,000, and patents in the amount of $493,000 have been recorded. In management’s opinion, this IPR&D and goodwill have not been impaired as of December 31, 2013 and December 31, 2012. The patents are being amortized over their useful life through December 2026.

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

14. Correction of an Error

The Company’s previously issued December 31, 2013 financial statements have been restated to remove deemed dividends booked on the issuance of preferred shares and to recognize the increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit have been reduced by $8,464,000 after removing the deemed dividends. Loss on derivative liabilities increased by $1,755,000 to $42,317,000 due to the change in the valuation model.

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol. As a result, in process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. For the Biocontrol acquisition, $493,000 of IPR&D was reclassed to patents. In addition, amortization expense for patents of $31,000 was recognized in both 2012 and 2013.

As a result of these corrections, the Company’s net loss in 2013 increased $1,787,000 to $57,648,000. The net loss per share decreased by $0.07 per share to $(0.57) per share which also reflects the removal of the deemed dividends.

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

Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions, as of December 31, 2013. As a result, restatements of our consolidated financial statements for the year ended December 31, 2012 and for the periods ended September 30, 2013 and March 31, 2014 have been necessary. On the consolidated financial statements for the year ended December 31, 2012, the following restatements were made: reclassification of part of in process research and development to patents. On the consolidated financial statements for the period ended September 30, 2013 and March 31, 2014, restatements were required to remove deemed dividends booked on the issuance of our Series B preferred shares and to recognize the increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives in our Series B Preferred shares issued in June and July 2013 and changing from a Black-Scholes valuation model to a Monte Carlo valuation model.

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Philip J. Young	56	President, Chief Executive Officer and Director
David E. Bosher	61	Chief Financial Officer
Jeremy Curnock Cook (1)(2)(3)	64	Chairman of the Board
Louis Drapeau (1)(2)(3)	70	Director
Michael S. Perry, Ph.D. (1)(2)(3)	55	Director
Anthony Smithyman, Ph.D.	65	Director
Julian P. Kirk	40	Director
Wendy S. Johnson	62	Director

(1)      Member of the audit committee.

(2)      Member of the compensation committee.

(3)      Member of the nominating and corporate governance committee.

Additional information relating to our directors and executive officers has been presented under the captions “Proposal No. 1 – Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement filed April 30, 2014. Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation has been presented under the caption “Executive Compensation” in our definitive proxy statement filed April 30, 2014. Such information is incorporated herein by reference.

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
Name: Philip J. Young
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2014

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip J. Young and Dave Bosher, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Philip J. Young	Chief Executive Officer	September 12, 2014
Philip J. Young	(Principal Executive Officer)

/s/ David E. Bosher	Chief Financial Officer	September 12, 2014
David E. Bosher	(Principal Financial and Accounting
Officer)

/s/ Jeremy Curnock Cook	Chairman of the Board	September 12, 2014
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	September 12, 2014
Louis Drapeau

/s/ Michael S. Perry, Ph.D.	Director	September 12, 2014
Michael S. Perry, Ph.D.

/s/ Julian P. Kirk	Director	September 12, 2014
Julian P. Kirk

