Form 10-Q/A
period 2014-03-31
AmpliPhi Biosciences Corp
filed 2014-09-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	FORM 10-Q/A (Amendment No. 1) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The Company’s previously issued March 31, 2014 financial statements have been restated to remove deemed dividends which were accrued on its preferred shares and to recognize an increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit have been reduced by $8,464,000 to reflect the elimination of deemed dividends. Loss on derivative liabilities increased by $1,870,000 to $9,428,000 due to the change in the valuation model.

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol. As a result, in process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. For the Biocontrol acquisition, $493,000 of IPR&D was reclassified to patents. In addition, amortization expense for patents was recognized in the three month period ending March 31, 2014 and the three month period ending March 31, 2013.

As a result of these corrections, the Company’s net loss for the period ending March 31, 2014 increased by $1,885,000 to $12,029,000. The net loss per share decreased by $0.03 per share to $(0.07) per share which reflected both the increased net loss and the removal of the deemed dividends. The Company’s net loss for the period ending March 31, 2013 increased $7,000 to $1,619,000. The net loss per share remained the same.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited) (Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$16,435,000	$20,355,000
Accounts receivable	12,000	8,000
Prepaid expenses and other current assets	280,000	171,000
Total current assets	16,727,000	20,534,000
Property and equipment, net of accumulated depreciation of $491,000 and $473,000 as of March 31, 2014 and December 31, 2013, respectively	356,000	145,000
Intangible Assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $101,000 and $93,000 as of March 31, 2014 and December 31, 2013, respectively	392,000	400,000
Goodwill	4,329,000	4,329,000
Total intangible assets	17,167,000	17,175,000
Total assets	$34,250,000	$37,854,000
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$886,000	$2,147,000
Total current liabilities	886,000	2,147,000
Long term liabilities
Derivative preferred shares conversion liability	41,356,000	34,443,000
Derivative warrants liability	19,179,000	16,664,000
Total long term liabilities	60,535,000	51,107,000
Total liabilities	61,421,000	53,254,000
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,859,978 shares issued and outstanding at March 31, 2014 and December 31, 2013	89,000	89,000
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,825,000	1,825,000
Additional paid-in capital	359,250,000	358,988,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated other comprehensive loss	(69,000)	(65,000)
Accumulated deficit	(390,103,000)	(378,074,000)
Total stockholders’ equity (deficit)	(27,171,000)	(15,400,000)
Total liabilities and stockholders’ equity (deficit)	$34,250,000	$37,854,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Unaudited) (Restated)	(Unaudited) (Restated)	(Restated)
Revenue
Licensing revenue	$—	$22,000	$325,000
Total revenue		22,000	325,000
Operating expenses
Research and development	1,007,000	551,000	6,502,000
General and administrative	1,594,000	691,000	6,285,000
Total operating expenses	2,601,000	1,242,000	12,787,000
Loss from operations	(2,601,000)	(1,220,000)	(12,462,000)
Other expense
Loss on derivative liabilities	(9,428,000)	—	(42,317,000)
Amortization of note discount	—	(303,000)	(2,636,000)
Interest expense, net	—	(96,000)	(233,000)
Total other expense	(9,428,000)	(399,000)	(45,186,000)
Net loss	$(12,029,000)	$(1,619,000)	$(57,648,000)
Net loss per share – basic & diluted	$(0.07)	$(0.02)	$(0.57)
Weighted average number of shares of common stock outstanding – basic & diluted	182,535,562	66,908,810	101,201,753
Net loss	$(12,029,000)	$(1,619,000)	$(57,648,000)
Other comprehensive income (loss)
Net unrealized gain (loss) on foreign currency translations	(4,000)	(113,000)	41,000
Comprehensive loss	$(12,033,000)	$(1,732,000)	$(57,607,000)

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,426,000)	$(106,000)	$12,943,000
Net loss	—	—	—	—	—	(57,648,000)	—	(57,648,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Preferred stock converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,511,000	—	—	6,615,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$360,825,000	$(378,074,000)	$(65,000)	$(15,400,000)
Net loss	—	—	—	—	—	(12,029,000)	—	(12,029,000)
Stock-based compensation	—	—	—	—	262,000	—	—	262,000
Foreign currency translations	—	—	—	—	—	—	(4,000)	(4,000)
Balances, March 31, 2014 (Unaudited) (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$361,087,000	$(390,103,000)	$(69,000)	$(27,171,000)

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Unaudited) (Restated)	(Unaudited) (Restated)	(Restated)
Cash flows from operating activities
Net loss from operations	$(12,029,000)	$(1,619,000)	$(57,648,000)
Adjustments required to reconcile net loss from operations to net cash used in operating activities:
Loss on derivative liabilities	9,428,000	—	42,317,000
Shares issued for technology access fee	—	—	3,000,000
Amortization of note discount and patents	8,000	311,000	2,667,000
Warrants issued as investment fees	—	—	759,000
Depreciation	18,000	21,000	82,000
Stock-based compensation	262,000	154,000	1,437,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(4,000)	12,000	15,000
Tax refund	—	618,000	618,000
Accounts payable and accrued expenses	(1,261,000)	(380,000)	210,000
Prepaid expenses and other current assets	(109,000)	(219,000)	(23,000)
Interest on loan notes	—	96,000	233,000
Net cash used in operating activities	(3,687,000)	(1,006,000)	(6,333,000)
Cash flows from investing activities
Purchases of property and equipment	(229,000)	—	(102,000)
Net cash used in investing activities	(229,000)	—	(102,000)
Cash flows from financing activities
Proceeds from December financings	—	—	16,887,000
Proceeds from Preferred Series B	—	—	7,000,000
Proceeds from convertible loan notes	—	976,000	2,000,000
Net cash provided by financing activities	—	976,000	25,887,000
Effect of exchange rates	(4,000)	(113,000)	41,000
Net increase (decrease) in cash and cash equivalents	(3,920,000)	(143,000)	19,493,000
Cash and cash equivalents, beginning of period	20,355,000	862,000	862,000
Cash and cash equivalents, end of period	$16,435,000	$719,000	$20,355,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B Convertible Preferred Stock	$-	$-	$6,316,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2014
(Unaudited) Restated)

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

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by a business combination. At December 31, 2012, goodwill in the amount of $2,381,000 has been recorded. In management’s opinion, no goodwill has been impaired as of March 31, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by a business combination. At December 31, 2011, goodwill in the amount of $1,948,000 has been recorded. In management’s opinion, no goodwill has been impaired as of March 31, 2014 and December 31, 2013.

Patents

Patents are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the patents.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents were acquired by a business combination. At December 31, 2011, patents in the amount of $493,000 have been recorded. These patents are amortized over their useful life through December 2026.

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

Revenue Recognition

The Company generates revenue from technology licenses, collaborative research arrangements, and agreements to provide research and development services. Revenue under technology licenses typically consists of nonrefundable, up-front license fees, technology access fees and various other payments. The Company recognizes revenue associated with performance milestones as earned, typically based upon the achievement of the specific milestones defined in the applicable agreements.

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

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s IPR&D were acquired by the business combination. At December 31, 2012, IPR&D in the amount of $5,161,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of March 31, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol - IPR&D and patents were acquired by the business combination. At December 31, 2011, IPR&D in the amount of $7,285,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of March 31, 2014 and December 31, 2013.

Research and development costs include salaries, costs of outside collaborators and outside services, royalty and license costs and allocated facility, occupancy and utility expenses. The Company expenses research and development costs as incurred.

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B Preferred shares are antidilutive with respect to computing the net loss per share and therefore are excluded from the calculation of diluted net loss per share. The total number of shares that the Company excluded from the calculations of net loss per share were 148,692,651 shares for the three month period ending March 31, 2014, 20,000,000 shares for the three month period ending March 31, 2013, and 77,490,242 shares for the year ending December 31, 2013.

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $390.1 million and $378.1 million as of March 31, 2014 and December 31, 2013, respectively. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

In connection with the private placement of Series B Convertible Preferred Stock, the Company recorded a liability for a complex embedded derivative that required bifurcation under ASC Section 815. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with a down-round ratchet provision. The Company estimates the fair values of the conversion feature using a Monte Carlo valuation model. The Company measured the fair value of the conversion feature on June 26, 2013 and July 15, 2013 (dates of issuance) and recorded the initial liability as part of the private placement proceeds.

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

The Company re-measured the fair value of the conversion feature and recorded $6,913,000 in total charges to record the liabilities associated with the conversion feature at their estimated fair value totaling $41,356,000 as of March 31, 2014.

4. Stock Options and Warrants

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

The Company re-measured the fair value of the warrants liability and recorded $2,515,000 in total charges to record the liabilities associated with the warrants at their estimated fair value totaling $19,179,000 as of March 31, 2014.

5. Stock-Based Compensation

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

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31, 2014 (Unaudited)	Three Months Ended March 31, 2013 (Unaudited)	Year Ended December 31, 2013
Stock options:
Research and development expense	$38,000	$42,000	$191,000
General and administrative expense	224,000	112,000	1,246,000
Total stock-based compensation expense	$262,000	$154,000	$1,437,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.19
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	25,721,000	$0.19	8.88	$8,416,233
Exercisable at March 31, 2014	10,089,662	$0.19	8.89	$4,049,376

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

6. Correction of Errors

The Company’s previously issued March 31, 2014 financial statements have been restated to remove deemed dividends which were accrued on its preferred shares and to recognize an increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit have been reduced by $8,464,000 to reflect the elimination of deemed dividends. Loss on derivative liabilities increased by $1,870,000 to $9,428,000 due to the change in the valuation model.

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol. As a result, in process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. For the Biocontrol acquisition, $493,000 of IPR&D was reclassified to patents. In addition, amortization expense for patents was recognized in the three month period ending March 31, 2014 and the three month period ending March 31, 2013.

As a result of these corrections, the Company’s net loss for the period ending March 31, 2014 increased by $1,885,000 to $12,029,000. The net loss per share decreased by $0.03 per share to $(0.07) per share which reflected both the increased net loss and the removal of the deemed dividends. The Company’s net loss for the period ending March 31, 2013 increased $7,000 to $1,619,000. The net loss per share remained the same.

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

Our lead program is AmpliPhage-002, for the treatment of methicillin-resistant S. aureus (MRSA) infections. We have two other product candidates in development: AmpliPhage-001 for the treatment of P. Aeruginosa lung infections in CF patients and AmpliPhage-004 for the treatment of C. difficile infections.

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

To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of March 31, 2014, we had a deficit accumulated of $390.1 million. We recorded annual net losses of $57.6 million in 2013 and $1.1 million in 2012. Net loss in 2013 included $42.3 million in non-cash expense related to the change in derivative liability associated with the outstanding warrants and the conversion feature of the outstanding shares of Series B Preferred Stock. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Research and development expenses are expected to increase in 2014 compared to 2013 as we plan to continue devoting substantial resources to research and development in future periods as we prepare to start clinical trials and continue our discovery efforts.

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

Derivative Liabilities

During the quarter ended March 31, 2014, we recognized a loss on derivative liabilities of $9,428,000 for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June and July 2013.

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

Liquidity and Capital Resources

We have incurred net losses since inception through March 31, 2014 of $390.1 million, of which $315.5 million was incurred in the Company’s prior focus of gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash of $16.4 million and $20.4 million at March 31, 2014 and December 31, 2013, respectively.Net cash used in operating activities for the quarters ended March 31, 2014 and 2013 was $3.7 million and $1.0 million, respectively. For the quarter ended March 31, 2014, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for loss on derivative liabilities, amortization of patents, stock-based compensation expense, and depreciation expenses offset by a decrease in accrued liabilities and increases in prepaid expenses and receivables. For the quarter ended March 31, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for amortization of loan discount and patents, stock-based compensation expense, depreciation expenses and loss on disposal of equipment, offset by decreases in accrued liabilities and receivables. Net cash used in investing activities for the quarter ended March 31, 2014 was $0.2 million due to purchases of equipment. There were no cash flows provided by financing activities for the quarter ended March 31, 2014. Net cash provided by financing activities for the quarter ended March 31, 2013 was $1.0 million due to convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of March 31, 2014, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 as amended and filed with the SEC on September 12, 2014.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: September 12, 2014	By	/s/ Philip J. Young
Name: Philip J. Young Title: President and Chief Executive Officer (Principal Executive Officer)

-20-