Form 10-Q
period 2014-06-30
AmpliPhi Biosciences Corp
filed 2014-09-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

The number of shares of the Registrant’s Public Common Stock outstanding at August 7, 2014 was 187,159,093.

AMPLIPHI BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$12,550,000	$20,355,000
Accounts receivable	136,000	8,000
Prepaid expenses and other current assets	297,000	171,000
Total current assets	12,983,000	20,534,000
Property and equipment, net of accumulated depreciation of $559,000 and $473,000 as of June 30, 2014 and December 31, 2013, respectively	1,119,000	145,000
Intangible assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $108,000 and $93,000 as of June 30, 2014 and December 31, 2013, respectively	385,000	400,000
Goodwill	4,329,000	4,329,000
Total intangible assets	17,160,000	17,175,000
Total assets	$31,262,000	$37,854,000
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,366,000	$2,147,000
Total current liabilities	1,366,000	2,147,000
Long term liabilities
Derivative preferred shares conversion liability	26,104,000	34,443,000
Derivative warrants liability	12,813,000	16,664,000
Total long term liabilities	38,917,000	51,107,000
Total liabilities	40,283,000	53,254,000
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,671,040 shares issued and outstanding at June 30, 2014 and 8,859,978 shares issued and outstanding at December 31, 2013	87,000	89,000
Common stock, $0.01 par value, 445,000,000 shares authorized, 187,159,093 shares issued and outstanding at June 30, 2014 and 182,535,562 shares issued and outstanding at December 31, 2013	1,872,000	1,825,000
Additional paid-in capital	361,968,000	358,988,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated other comprehensive loss	(85,000)	(65,000)
Accumulated deficit	(374,700,000)	(378,074,000)
Total stockholders’ equity (deficit)	(9,021,000)	(15,400,000)
Total liabilities and stockholders’ equity (deficit)	$31,262,000	$37,854,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$310,000	$314,000	$310,000	$336,000
Operating expenses
Research and development	1,876,000	3,721,000	2,883,000	4,272,000
General and administrative	2,151,000	2,875,000	3,745,000	3,566,000
Total operating expenses	4,027,000	6,596,000	6,628,000	7,838,000
Loss from operations	(3,717,000)	(6,282,000)	(6,318,000)	(7,502,000)
Other income (expense)
Gain (loss) on derivative liabilities	19,120,000	(4,069,000)	9,692,000	(4,069,000)
Amortization of note discount	—	(2,334,000)	—	(2,637,000)
Interest expense, net	—	(128,000)	—	(224,000)
Other income (expense), net	19,120,000	(6,531,000)	9,692,000	(6,930,000)
Net income (loss)	$15,403,000	$(12,813,000)	$3,374,000	$(14,432,000)
Net income (loss) per share – basic	$0.08	$(0.14)	$0.02	$(0.18)
Weighted average number of shares of common stock outstanding – basic	183,590,053	90,645,074	183,065,721	78,842,512
Net income (loss) per share – diluted	$0.05	$(0.14)	$0.01	$(0.18)
Weighted average number of shares of common stock outstanding – diluted	324,880,957	90,645,074	325,709,071	78,842,512
Other comprehensive income (loss)
Net unrealized gain (loss) on foreign currency translations	(16,000)	158,000	(20,000)	45,000
Comprehensive income (loss)	$15,387,000	$(12,655,000)	$3,354,000	$(14,387,000)

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF SOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	—	66,908,810	$669,000	$332,806,000	$(320,426,000)	$(106,000)	$12,943,000
Net income (los)	—	—	—	—	—	(57,648,000)	—	(57,648,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Preferred stock converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,511,000	—	—	6,615,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$360,825,000	$(378,074,000)	$(65,000)	$(15,400,000)
Net income (loss)	—	—	—	—	—	3,374,000	—	3,374,000
Warrants exercised	—	—	2,734,151	28,000	1,729,000	—	—	1,757,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	724,000	—	—	741,000
Stock-based compensation	—	—	—	—	527,000	—	—	527,000
Foreign currency translations	—	—	—	—	—	—	(20,000)	(20,000)
Balances, June 30, 2014 (Unaudited)	8,671,040	$87,000	187,159,093	$1,872,000	$363,805,000	$(374,700,000)	$(85,000)	$(9,021,000)

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss) from operations	$3,374,000	$(14,432,000)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Derivative liability (gain) loss	(9,692,000)	4,069,000
Shares issued for technology access fee	—	3,000,000
Amortization of patents	15,000	15,000
Amortization of note discount	—	2,637,000
Warrants issued as investment fees	—	759,000
Depreciation	86,000	45,000
Stock-based compensation	527,000	958,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(128,000)	(117,000)
Tax refund	—	618,000
Accounts payable and accrued expenses	(781,000)	(120,000)
Prepaid expenses and other current assets	(126,000)	(87,000)
Interest on loan notes	—	224,000
Net cash used in operating activities	(6,725,000)	(2,431,000)
Cash flows from investing activities
Purchases of property and equipment	(1,060,000)	(65,000)
Net cash used in investing activities	(1,060,000)	(65,000)
Cash flows from financing activities
Proceeds from Preferred Series B	—	7,000,000
Proceeds from convertible loan notes	—	2,000,000
Payment of convertible loan note	—	(26,000)
Net cash provided by financing activities	—	8,974,000
Effect of exchange rates	(20,000)	45,000
Net increase (decrease) in cash and cash equivalents	(7,805,000)	6,523,000
Cash and cash equivalents, beginning of period	20,355,000	862,000
Cash and cash equivalents, end of period	$12,550,000	$7,385,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months and six months ended June 30, 2014 and 2013, our cash flows for the six months ended June 30, 2014 and 2013 and our financial position as of June 30, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. If an account was determined to be uncollectible (payment has not been made in accordance with contract terms), it would be written off against the allowance. As of June 30, 2014 and December 31, 2013, management determined no allowance for doubtful accounts was required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Prepaid Expenses and Other Current Assets

Prepaid and other current assets as of June 30, 2014 and December 31, 2013 consist primarily of prepaid insurance and deposits.

Goodwill

Costs of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired in a business combination with an aggregate value of $7,172,000. At December 31, 2012, goodwill in the amount of $2,381,000 has been recorded. In management’s opinion, no goodwill has been impaired as of June 30, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired in a business combination with an aggregate value of $8,584,000. At December 31, 2011, goodwill in the amount of $1,948,000 has been recorded. In management’s opinion, no goodwill has been impaired as of June 30, 2014 and December 31, 2013.

Patents

Patents are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the patents.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents were acquired in a business combination. At December 31, 2011, patents in the amount of $493,000 have been recorded. These patents are amortized over their useful life through December 2026.

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

Warrant and Preferred Shares Conversion Feature Liability

The Company accounts for warrants and the preferred shares conversion feature of the Company’s Series B preferred stock with anti-dilution (“down-round”) provisions under the guidance of ASC 815, Derivatives, and Hedging and Emerging Issue Task Force Statement 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which require such warrants and the Series B preferred shares conversion feature to be recorded as a liability and adjusted to fair value in each reporting period.

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

The Company estimates fair values of these derivatives utilizing Level 2 inputs. The Company uses the Monte Carlo valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates) necessary to fair value these instruments.

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

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment at least annually. During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by a business combination for $7,172,000. At December 31, 2012, IPR&D in the amount of $5,161,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of June 30, 2014 and December 31, 2013.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by a business combination $8,584,000. At December 31, 2011, IPR&D in the amount of $7,285,000 has been recorded. In management’s opinion, this IPR&D has not been impaired as of June 30, 2014 and December 31, 2013.

Net Income (Loss) per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2014 and the six months ended June 30, 2014, both basic and diluted net income are disclosed in the Consolidated Statements of Operations and Comprehensive Income. For the three months ended June 30, 2013 and the six months ended June 30, 2013, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B Preferred shares are antidilutive with respect to computing the net loss per share and therefore are excluded from the calculation of diluted net loss per share. The total numbers of shares that the Company excluded from the calculations of net loss per share were 24,976,557 shares for the three month period ending June 30, 2013 and 22,348,566 shares for the six month period ending June 30, 2013.

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $374.7 million as of June 30, 2014. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B Convertible Preferred Stock and warrants to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $5,064,000. As part of the same transaction, the Company converted $5,491,001 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B Convertible Preferred Stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $3,804,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B Convertible Preferred Stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $155,000.

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

On May 16, 2014, 188,938 preferred shares were converted into 1,889,380 shares of common stock. Due to this conversion, a gain on derivative liabilities of $118,000 was recognized and $741,000 was reclassified out of the derivative liability account and into equity.

The Company re-measured the fair value of the conversion feature at the end of the quarter and recorded $14.4 million gain on derivative liabilities during the second quarter to adjust the liability associated with the conversion feature to its estimated fair value of $26.1 million as of June 30, 2014

4. Warrants and Warrants Liability

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

In connection with the private placement of Series B Convertible Preferred Stock, which occurred through two closings on June 26, 2013 and July 15, 2013, respectively, the Company issued an aggregate of warrants to purchase 30,040,194 shares of common stock at an exercise price of $0.14 per share. These warrants expire June 2018. These warrants contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liabilities instead of equity. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded the initial liability as part of the private placement proceeds and expensed $1.4 million for the warrants issued to the placement agent.

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

On June 26, 2014, 3,855,714 warrants, issued on June 26, 2013, were exercised. Due to this exercise, 2,734,151 shares of common stock were issued, a gain on derivative liabilities of $398,000 was recognized, and $1,729,000 was classified out of the derivative liability account and into equity.

The Company re-measured the fair value of the liability warrants and recorded $4.2 million gain on derivative liabilities during the second quarter to adjust the liabilities associated with these warrants to their estimated fair values totaling $12.8 million as of June 30, 2014.

5. Stock Options

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

The Company’s 2013 Stock Incentive Plan provides for the issuance of long-term incentive awards, or Awards, in the form of non-qualified and incentive stock options, or Options, stock appreciation rights, stock grants and restricted stock units. The Awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company. The exercise price for Options must not be less than the fair market value of the underlying shares on the date of grant. Options expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. Under the 2012 Plan, every non-employee member of the Company’s Board of Directors may elect to receive a non-qualified Option or restricted stock unit grant in lieu of certain cash compensation. Upon the exercise of Options, the Company issues the resulting shares from shares reserved for issuance under the Company’s Incentive Plans.

Under ASC 718 Stock Compensation, the Company is required to expense the fair value of share-based payments granted over the vesting period. The Company values Awards granted at their grant date fair value in accordance with the provisions of ASC 718 and recognizes stock-based compensation expense on a straight-line basis over the service period of each award.

Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, the Company may record adjustments to increase or decrease compensation expense in future periods. There were no significant adjustments related to changes in the Company’s estimates for the three and six month period ended June 30, 2013 and 2014.

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options:
General and administrative expense	$226,000	$733,000	$449,000	$845,000
Research and development expense	39,000	70,000	78,000	113,000
Total stock-based compensation expense	$265,000	$803,000	$527,000	$958,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	2,000	13.10
Outstanding at June 30, 2014	25,719,000	$0.19	8.63	$6,442,700
Exercisable at June 30, 2014	11,651,493	$0.19	8.65	$3,017,673

The aggregate intrinsic value is determined using the closing price of the Company’s common stock of $0.44 on June 30, 2014.

As of June 30, 2014, the Company had unrecognized compensation cost related to unvested Options of approximately $1,918,638 net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately two and a half years.

As of June 30, 2014, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	25,719,000
Available for future grants under the 2013 Stock Incentive Plan	40,000,000
Warrants	38,890,451
Total Shares reserved	104,609,451

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, the Company’s ability to raise capital through additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A. “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on September 4, 2014, and we do not intend to update this forward-looking information.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of Series B Convertible Preferred Stock and warrants to purchase common stock, with proceeds to the Company of approximately $7.0 million. At the same time we converted approximately $6.3 million in outstanding convertible notes to Series B Convertible Preferred Stock. In December 2013, we completed a private placement of shares of common stock, with gross proceeds of approximately $18 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of June 30, 2014, we had an accumulated deficit of $374.7 million. We recorded annual net losses of $57.7 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We expect our research and development expenses to increase as we increase our development activities and commence clinical trials to pursue regulatory approval for our product candidates. We also expect to incur additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates.

We currently expect to use our existing cash and cash equivalents for the continued research and development of our product candidates and for working capital and other general corporate purposes.

We may also use a portion of our cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. We expect that our current cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through other public offerings, debt financing, collaboration and licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

Results of Operations

Revenue

For the quarter ended June 30, 2014, we recognized $310,000 in revenue related to sublicensing agreements involving our former gene therapy program. For the three month period ended June 30, 2013, we recognized revenues of $314,000 in revenue from such sublicenses. For the six month period ending June 30, 2014, we recognized revenues of $310,000 in revenue from sublicensing arrangements, a decrease from $336,000 for the same period in 2013, as a result of reduced grant revenue.

Research and Development

Research and development expenses were $1.9 million for the quarter ended June 30, 2014, compared to $3.7 million for the quarter ended June 30, 2013. Research and development expenses were $2.9 million for the six month period ended June 30, 2014, compared to $4.3 million for the six month period ended June 30, 2013. The decreases in research and development costs for both periods are due to a non-cash $3.0 million one-time technology access fee we incurred in April of 2013. Excluding this non-cash technology access fee, research and development expense increased $1.2 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 and increased $1.6 million for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013 due to an increase in discovery, laboratory, nonclinical testing, research and development collaborations, consulting, and clinical development planning expenses for all of our product candidates.

Research and development expenses are expected to increase in 2014 compared to 2013 as we plan to continue investing substantial resources to research and development as we prepare to initiate clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $2.2 million for the quarter ended June 30, 2014 compared to $2.9 million for the quarter ended June 30, 2013. The $0.7 million decrease in general and administrative expense was due to investment fees incurred in 2013 for our Series B private placement. General and administrative expenses were $3.7 million for the six month period ended June 30, 2014 compared to $3.6 million for the six month period ended June 30, 2013. This increase is due to higher legal expenses to satisfy our obligations as a public company and staffing expenses, offset by reduced investment fees resulting from the fees incurred in 2013 for our Series B private placement.

General and administrative expenses for the quarter ended June 30, 2014 and six month period ended June 30, 2014 included $190,000 accrued in penalties to certain shareholders as a result of our registration statement on Form S-1 not becoming effective within a prescribed period of time after the closing of our December financing.

We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to additional costs associated with being a public company.

Derivative Liabilities

During the quarter ended June 30, 2014, we recognized gains on derivative liabilities of $19.1 million for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June and July 2013. During the quarter ended June 30, 2013, we recognized a loss on derivative liabilities of $4.1 million for warrants issued in June 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June 2013. For the six month period ended June 30, 2014, we recognized a gain on derivative liabilities of $9.7 million compared to $4.1 million loss for the six month period ended June 30, 2013. Derivative liabilities are adjusted to fair value each reporting period and are influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2014, the price per share of the Company’s common stock was $0.44 per share compared to $0.50 per share at December 31, 2013.

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

Liquidity and Capital Resources

We have incurred net losses since inception through June 30, 2014 of $374.7 million, of which $315.5 million was incurred in the Company’s prior focus on gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash and cash equivalents of $12.6 million and $20.4 million at June 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities for the six month periods ended June 30, 2014 and 2013 was $6.7 million and $2.4 million, respectively. For the six month period ended June 30, 2014, cash used in operations was attributable to the net loss for the year, after adding back the impact of non-cash income related to derivative liabilities, stock-based compensation expense, and depreciation expenses, a decrease in accrued liabilities and an increase in receivables and prepaid expenses. For the six month period ended June 30, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for shares issued for technology access fee, amortization of loan discount, stock-based compensation expense, depreciation expenses and loss on disposal of equipment, offset by a decrease in accrued liabilities and a decrease in receivables. Net cash used in investing activities for the six month period ended June 30, 2014 and June 30, 2013 were $1.1 million and $.06 million, respectively, due to purchases of equipment. Net cash provided by financing activities for the six month period ended June 30, 2013 was $9.0 million due to proceeds from Preferred Series B stock and convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of June 30, 2014, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first half of 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

