Form 10-Q
period 2014-09-30
AmpliPhi Biosciences Corp
filed 2014-11-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

The number of shares of the Registrant’s Public Common Stock outstanding at October 20, 2014 was 187,159,093.

AMPLIPHI BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$9,786,000	$20,355,000
Accounts receivable	27,000	8,000
Prepaid expenses and other current assets	279,000	171,000
Total current assets	10,092,000	20,534,000
Property and equipment, net of accumulated depreciation of $559,000 and $473,000 as of September 30, 2014 and December 31, 2013, respectively	1,175,000	145,000
Intangible assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $116,000 and $93,000 as of September 30, 2014 and December 31, 2013, respectively	377,000	400,000
Goodwill	4,329,000	4,329,000
Total intangible assets	17,152,000	17,175,000
Total assets	$28,419,000	$37,854,000
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,840,000	$2,147,000
Accrued severance	659,000	—
Total current liabilities	2,499,000	2,147,000
Long term liabilities
Derivative preferred shares conversion liability	7,633,000	34,443,000
Derivative warrants liability	6,949,000	16,664,000
Total long term liabilities	14,582,000	51,107,000
Total liabilities	17,081,000	53,254,000
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 8,671,040 shares issued and outstanding at September 30, 2014 and 8,859,978 shares issued and outstanding at December 31, 2013	87,000	89,000
Common stock, $0.01 par value, 445,000,000 shares authorized, 187,159,093 shares issued and outstanding at September 30, 2014 and 182,535,562 shares issued and outstanding at December 31, 2013	1,872,000	1,825,000
Additional paid-in capital	363,032,000	358,988,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated other comprehensive loss	(178,000)	(65,000)
Accumulated deficit	(355,312,000)	(378,074,000)
Total stockholders’ equity (deficit)	11,338,000	(15,400,000)
Total liabilities and stockholders’ equity (deficit)	$28,419,000	$37,854,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$(3,000)	$310,000	$333,000
Operating expenses
Research and development	1,804,000	1,106,000	4,687,000	5,378,000
General and administrative	1,632,000	1,211,000	5,377,000	4,777,000
Severance charge	1,510,000	—	1,510,000	—
Total operating expenses	4,946,000	2,317,000	11,574,000	10,155,000
Loss from operations	(4,946,000)	(2,320,000)	(11,264,000)	(9,822,000)
Other income (expense)
Gain (loss) on derivative liabilities	24,334,000	(41,548,000)	34,026,000	(45,617,000)
Amortization of note discount and patents	—	(23,000)	—	(2,660,000)
Interest expense, net	—	(9,000)	—	(233,000)
Other income (expense), net	24,334,000	(41,580,000)	34,026,000	(48,510,000)
Net income (loss)	$19,388,000	$(43,900,000)	$22,762,000	$(58,332,000)
Other comprehensive income (loss)
Net unrealized gain (loss) on foreign currency translations	(93,000)	(21,000)	(113,000)	(24,000)
Comprehensive income (loss)	$19,295,000	$(43,921,000)	$22,649,000	$(58,356,000)
Net income (loss) per share – basic	$0.10	$(0.44)	$0.12	$(0.68)
Weighted average number of shares of common stock outstanding – basic	187,159,093	99,156,809	184,445,172	85,688,356
Net income (loss) per share – diluted	$0.06	$(0.44)	$0.07	$(0.68)
Weighted average number of shares of common stock outstanding – diluted	315,990,084	99,156,809	323,604,642	85,688,356

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	—	66,908,810	$669,000	$332,806,000	$(320,426,000)	$(106,000)	$12,943,000
Net loss	—	—	—	—	—	(57,648,000)	—	(57,648,000)
Stock-based compensation	—	—	—	—	1,437,000	—	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	—	3,000,000
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—	50,000
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—	50,000
Preferred stock converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,511,000	—	—	6,615,000
Stock options exercised	—	—	61,018	1,000	12,000	—	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—	—
Foreign currency translations	—	—	—	—	—	—	41,000	41,000
Balances, December 31, 2013 (Restated)	8,859,978	$89,000	182,535,562	$1,825,000	$360,825,000	$(378,074,000)	$(65,000)	$(15,400,000)
Net income	—	—	—	—	—	22,762,000	—	22,762,000
Warrants exercised	—	—	2,734,151	28,000	1,730,000	—	—	1,758,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	724,000	—	—	741,000
Stock-based compensation	—	—	—	—	759,000	—	—	759,000
Stock-based compensation - severance	—	—	—	—	831,000	—	—	831,000
Foreign currency translations	—	—	—	—	—	—	(113,000)	(113,000)
Balances, September 30, 2014 (Unaudited)	8,671,040	$87,000	187,159,093	$1,872,000	$364,869,000	$(355,312,000)	$(178,000)	$11,338,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss) from operations	$22,762,000	$(58,332,000)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Derivative liability (gain) loss	(34,026,000)	45,617,000
Shares issued for technology access fee	—	3,000,000
Amortization of patents	23,000	23,000
Amortization of note discount	—	2,637,000
Warrants issued as investment fees	—	759,000
Depreciation	59,000	66,000
Stock-based compensation	759,000	1,206,000
Stock-based compensation - severance	831,000	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(19,000)	(125,000)
Tax refund	—	618,000
Accounts payable and accrued expenses	(307,000)	(453,000)
Accrued severance	659,000	—
Prepaid expenses and other current assets	(108,000)	(153,000)
Interest on loan notes	—	233,000
Net cash used in operating activities	(9,367,000)	(4,904,000)
Cash flows from investing activities
Purchases of property and equipment	(1,089,000)	(97,000)
Net cash used in investing activities	(1,089,000)	(97,000)
Cash flows from financing activities
Proceeds from Preferred Series B	—	7,000,000
Proceeds from convertible loan notes	—	2,000,000
Payment of convertible loan note	—	(26,000)
Net cash provided by financing activities	—	8,974,000
Effect of exchange rates	(113,000)	24,000
Net increase (decrease) in cash and cash equivalents	(10,569,000)	3,997,000
Cash and cash equivalents, beginning of period	20,355,000	862,000
Cash and cash equivalents, end of period	$9,786,000	$4,859,000

See accompanying condensed notes to consolidated financial statements.

AMPLIPHI BIOSCIENCES CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. Nature of Business and Significant Accounting Policies

Nature of Business

AmpliPhi Biosciences Corporation (the “Company”) was incorporated in the state of Washington in 1989. The Company, headquartered in Richmond, Virginia, is dedicated to developing novel antibacterial solutions called bacteriophage (phage). Phages are naturally occurring viruses that preferentially target and kill their bacterial targets.

Basis of Presentation

The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries - Biocontrol, Ampliphi d.o.o., and AmpliPhi Australia. All significant intercompany accounts and transactions have been eliminated. All amounts on the financial statements and disclosures have been rounded to the nearest $1,000 except share and per share data.

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments, reclassifications, and non-recurring adjustments) necessary to present fairly our results of operations for the three months and nine months ended September 30, 2014 and 2013, our cash flows for the nine months ended September 30, 2014 and 2013 and our financial position as of September 30, 2014 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. If an account was determined to be uncollectible (payment has not been made in accordance with contract terms), it would be written off against the allowance. As of September 30, 2014 and December 31, 2013, management determined no allowance for doubtful accounts was required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Prepaid Expenses and Other Current Assets

Prepaid and other current assets as of September 30, 2014 and December 31, 2013 consist primarily of prepaid insurance and deposits.

Goodwill

Investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

In 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired in a business combination with an aggregate value of $7,172,000. Goodwill in the amount of $2,381,000 was recorded. In management’s opinion, no goodwill has been impaired as of September 30, 2014 and December 31, 2013.

In 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired in a business combination with an aggregate value of $8,584,000. Goodwill in the amount of $1,948,000 was recorded. In management’s opinion, no goodwill has been impaired as of September 30, 2014 and December 31, 2013.

Patents

Patents are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the patents.

In 2011, the rights to Biocontrol Limited’s patents were acquired in a business combination. Patents in the amount of $493,000 have been recorded. These patents are being amortized over their useful life through December 2026.

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

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment at least annually. In 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by a business combination for $7,172,000. In 2012, IPR&D in the amount of $5,161,000 was recorded. In management’s opinion, this IPR&D has not been impaired as of September 30, 2014 and December 31, 2013.

In 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by a business combination $8,584,000. In 2011, IPR&D in the amount of $7,285,000 was recorded. In management’s opinion, this IPR&D has not been impaired as of September 30, 2014 and December 31, 2013.

Net Income (Loss) per Common Share

Net income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2014 and the nine months ended September 30, 2014, both basic and diluted net income (loss) are disclosed in the Consolidated Statements of Operations and Comprehensive Income. For the three months ended September 30, 2013 and the nine months ended September 30, 2013, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B Preferred shares were antidilutive with respect to computing the net loss per share and therefore were excluded from the calculation of diluted net loss per share. The total number of shares that the Company excluded from the calculations of net loss per share was 150,283,630 shares for the three month period ending September 30, 2013 and 63,155,331 shares for the nine month period ending September 30, 2013.

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

2. Liquidity

The Company has prepared the accompanying consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $355.3 million as of September 30, 2014. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company believes that its current resources will only be sufficient to fund operations through the first quarter of 2015. This estimate is based on the Company’s ability to manage its staffing expenses and its working capital. Actual results could differ from its estimates. The Company intends to seek additional financing in order to fund operations through 2015; however, the Company cannot provide assurances that it will be successful in obtaining additional financing for these periods or as needed in the future. If the Company does not raise additional funds by the first quarter of 2015, it plans to implement cost reduction measures, such as a reduction in workforce, reducing its intellectual property prosecution, reducing other operating activities, and/or the pursuit of alternative financing transactions that would likely be on terms disadvantageous to the Company and dilutive to its shareholders. The Company could also be required to relinquish rights to its technology or product candidates or in-licensed technology on unfavorable terms, either of which would reduce the ultimate value of the technology or product candidates, or to sell assets likely at values significantly below their potential worth. If the Company is unable to secure additional capital, it may be required to cease operations, declare bankruptcy or otherwise wind-up its business.

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

The Company re-measured the fair value of the conversion feature at September 30, 2014 and recorded an $18.4 million gain on derivative liabilities during the third quarter to adjust the liability associated with the conversion feature to an estimated fair value of $7.6 million. The change in fair value and the associated gain was attributable to a decline in the market value of our common stock as of September 30, 2014.

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

In 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 1,355,164 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $0.46 per share. These warrants are considered to be equity.

On June 26, 2014, 3,855,714 warrants, issued on June 26, 2013, were exercised. Due to this exercise, 2,734,151 shares of common stock were issued, a gain on derivative liabilities of $398,000 was recognized, and $1,729,000 was classified out of the derivative liability account and into equity.

The Company re-measured the fair value of the liability warrants at September 30, 2014 and recorded a $5.9 million gain on derivative liabilities during the third quarter to adjust the liabilities associated with the warrants to their estimated fair values totaling $6.9 million. The change in fair value and the resulting gain was attributable to a decline in the market value of our common stock as of September 30, 2014.

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

Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, the Company may record adjustments to increase or decrease compensation expense in future periods. There were no significant adjustments related to changes in the Company’s estimates for the three and nine month periods ended September 30, 2013 and 2014.

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income statement category:
Research and development	$38,000	$40,000	$116,000	$153,000
General and administrative	195,000	208,000	643,000	1,053,000
Severance charge	831,000	—	831,000	—
Total stock-based compensation expense	$1,064,000	$248,000	$1,590,000	$1,206,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.19
Granted	—	—
Exercised	—	—
Forfeited	3,137,378	0.19
Expired	2,000	13.10
Outstanding at September 30, 2014	22,581,622	$0.19	2.15	$862,982
Exercisable at September 30, 2014	19,972,558	$0.19	1.35	$822,989

The aggregate intrinsic value is determined using the closing price of the Company’s common stock of $0.22 on September 30, 2014.

As of September 30, 2014, the Company had unrecognized compensation cost related to unvested Options of approximately $559,358 net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately two and a half years.

As of September 30, 2014, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	22,581,622
Available for future grants under the 2013 Stock Incentive Plan	39,250,000
Warrants	38,890,451
Total shares reserved	100,722,073

6. Severance Charge

On September 15, 2014, by mutual agreement of the Board of Directors (the “Board”) of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company, effective September 15, 2014. In accordance with Mr. Young’s employment agreements, the Company recorded a severance charge in the quarter ended September 30, 2014 of $1,510,000 related to severance-period compensation and benefits, as well as stock-based compensation expense related to the accelerated vesting of stock options .The composition of the severance charge is as follows:

Compensation and benefits	$679,000
Stock-based compensation expenses related to accelerated vesting	831,000
Total severance charge	$1,510,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, the Company’s ability to raise capital through additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q and in Item 1A of Amendment No. 4 to Form 10, filed on November 14, 2014, that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on November 14, 2014, and we do not intend to update this forward-looking information.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of Series B Convertible Preferred Stock and warrants to purchase common stock, with proceeds to the Company of approximately $7.0 million. At the same time we converted approximately $6.3 million in outstanding convertible notes to Series B Convertible Preferred Stock. In December 2013, we completed a private placement of shares of common stock, with gross proceeds of approximately $18 million, prior to commissions. To date, we have not generated any meaningful revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of September 30, 2014, we had an accumulated deficit of $355.3 million. We recorded annual net losses of $57.7 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We expect our research and development expenses to expand as we increase our development activities and commence clinical trials to pursue regulatory approval for our product candidates. We also expect to incur additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates.

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

Results of Operations

Revenue

We recognized no revenues for the quarter ended September 30, 2014. For the nine month period ending September 30, 2014, we recognized revenues of $310,000 in revenue from sublicensing arrangements, a decrease from $333,000 for the same period in 2013, as a result of reduced grant revenue.

Research and Development

Research and development expenses were $1.8 million for the quarter ended September 30, 2014, up $0.7 million from the $1.1 million recorded for the quarter ended September 30, 2013. Research and development expenses were $4.7 million for the nine month period ended September 30, 2014, compared to $5.4 million for the nine month period ended September 30, 2013. Research and development costs for the nine month period in 2013 included a $3.0 million non-cash one-time technology access fee which was incurred in April 2013. Adjusted for this one-time item, research and development expense for the nine months of 2014 represented an increase of $2.3 million. The increase in research and development expense for both the three month and nine month periods ended September 30, 2014 were due to an increase in discovery, laboratory, nonclinical testing, research and development collaborations, consulting, and clinical development planning expenses for all of our product candidates.

Adjusted for the one-time non-cash technology access fee incurred in 2013, research and development expenses are expected to increase in 2014 compared to 2013 as we plan to continue investing substantial resources to research and development as we prepare to initiate clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $1.6 million for the quarter ended September 30, 2014 compared to $1.2 million for the quarter ended September 30, 2013. The $0.4 million increase in general and administrative expense was due primarily to a $0.3 million accrual for payments to certain shareholders as required by the terms of our Series B Preferred Stock Purchase Agreement.

General and administrative expenses were $5.4 million for the nine month period ended September 30, 2014 compared to $4.8 million for the nine month period ended September 30, 2013. This increase of $0.6 million was attributable to the accrual of payments to certain shareholders outlined above and higher legal, accounting, and staffing expenses incurred to satisfy our obligations as a public company. Partially offsetting these cost increases were reduced investment fees resulting from the fees incurred in 2013 for our Series B private placement.

We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to additional costs associated with being a public company.

Severance Charge

The Company recorded a severance charge in the quarter ended September 30, 2014 of $1.5 million related to severance-period compensation and benefits and stock-based compensation expense related to the acceleration of vested stock options related to the termination of the Company’s Chief Executive Officer during the quarter.

Derivative Liabilities

During the quarter ended September 30, 2014, we recognized a gain on derivative liabilities of $24.3 million related to reductions in the fair value of derivative liabilities for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June and July 2013. The reduction in fair value was attributable to a decline in the market value of our common stock at September 30, 2014. During the quarter ended September 30, 2013, we recognized a loss on derivative liabilities of $41.5 million for warrants issued in June 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June 2013.

For the nine month period ended September 30, 2014, we recognized a gain on derivative liabilities of $34.0 million compared to $45.6 million loss for the nine month period ended September 30, 2013.

Derivative liabilities are adjusted to fair value each reporting period and are influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2014, the price per share of the Company’s common stock was $0.22 per share compared to $0.50 per share at December 31, 2013.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any U.S. federal or state income taxes. As of December 31, 2013, we had accumulated approximately $175.4 million in U.S. and UK operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through September 30, 2014 of $355.3 million, of which $315.5 million was incurred in the Company’s prior focus on gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash and cash equivalents of $9.8 million and $20.4 million at September 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities for the nine month period ended September 30, 2014 was $9.4 million. We recorded net income for the nine-month period of $22.8 million, including a non-cash gain on derivative liabilities of $34.0 million. Other items in uses of funds from operations included non-cash charges related to stock-based compensation expense, depreciation expenses, and patent amortization, which collectively totaled $1.7 million. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $0.3 million, partially offset by an increase in receivables and prepaid expenses of $0.1 million.

Net cash used in operating activities for the nine month period ended September 30, 2013 was $4.9 million. We recorded a net loss of $58.3 for the period, including a non-cash charge on derivative liabilities of $45.6 million. The net impact of these two factors was a use of funds of $12.7 million. Other items in uses of funds from operations included non-cash charges for a technology access, amortization of loan discount, stock-based compensation expense, depreciation expenses, warrant-based investment fees, and a loss on disposal of equipment, which collectively totaled $6.4 million. Net changes in accrued liabilities, receivables and other assets also generated $0.1 million in cash.

Net cash used in investing activities for the nine month period ended September 30, 2014 and September 30, 2013 were $1.1 million and $0.9 million, respectively, due to purchases of equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $9.0 million due to proceeds from our issuance of shares of Series B Preferred Stock and convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of September 30, 2014, will be sufficient to fund our projected operating requirements through the first quarter of 2015.

Our total use of cash in the nine month period ended September 30, 2014 was $10.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first nine months of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)   Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation, effective May 21, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed December 16, 2013).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed December 16, 2013).
3.3	Articles of Correction to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed December 16, 2013).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed December 16, 2013).
4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed December 16, 2013).
4.3	Subscription Agreement to Purchase Series B Preferred Stock and Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed December 16, 2013).
4.4	Registration Rights Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed December 16, 2013).
4.5	Subscription Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 filed December 16, 2013).
10.1*	Interim Chief Operating Officer Agreement, dated September 18, 2014, by and between the Company and Wendy S. Johnson.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a)/Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a)/Rule 15d-14(a).
32.1*	Certification of the Principal Executive Officer Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

* Furnished electronically with this report.

AMPLIPHI BIOSCIENCES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: November 14, 2014	By	/s/ David E. Bosher
Name: David E. Bosher
Title: Interim Chief Financial Officer

