Form 10-K/A
period 2013-12-31
AmpliPhi Biosciences Corp
filed 2015-04-15
CIK 921114

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

Previously Amended Financial Statements

The Company’s previously issued amended financial statements for December 31, 2013 to 1) remove deemed dividends booked on the issuance of preferred shares and 2) to recognize the increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and to change from the utilization of a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit were reduced by $8,464,000 as a result of removing the deemed dividends. Loss on derivative liabilities increased by $1,755,000 to $42,317,000 due to the change in the valuation model. The Company also contracted a valuation team to review the purchase price allocation of its acquisition of Biocontrol. As a result, in-process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. As a result, $493,000 of IPR&D for Biocontrol was reclassified to patents and the Company recognized amortization expense for patents of $31,000 for both 2012 and 2013.

As a result of these corrections, the Company’s net loss in 2013 increased $1,787,000 to $57,648,000. The net loss per share decreased by $0.07 per share to $(0.57) per share which also reflects the removal of the deemed dividends.

Amended Financial Statements

The Company’s financial statements for December 31, 2013 have been further amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification of $707,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $89,000 and the accretion of the stock’s redemption value of $618,000.
•	recognize deferred revenue and deferred costs related certain royalty contracts. This change resulted in a reduction in revenues of $244,000 and a reduction in G&A expense of $126,000.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded by error as equity instruments. This adjustment resulted in the in the establishment of a liability of $560,000 as of December 31, 2013.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $6,348,000 increase in the compound derivative liability and a $353,000 reduction in the warrant liability related to 2013 warrants. Loss on derivative liabilities increased by $7,013,000 for 2013.

As a result of these corrections, the Company’s net loss in 2013, as amended, increased $6,935,000 to $64,583,000. The net loss per share attributable to common stockholders increased by $0.07 per share to $(0.64) per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;

•	our clinical development plans, including planned clinical trials;

•	our research and development plans, including our plans to initiate at least one new clinical study in 2015;

•	our ability to select combinations of phages to formulate our product candidates;

•	the safety and efficacy of our product candidates;

•	the anticipated regulatory pathways for our product candidates;

•	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

•	the content and timing of submissions to and decisions made by the FDA and other regulatory agencies;

•	our ability to leverage the experience of our management team;

•	our ability to attract and keep management and other key personnel;

•	the capacities and performance of our suppliers, manufacturers, contract research organizations, or CROs, and other third parties over whom we have limited control;

•	the actions of our competitors and success of competing drugs that are or may become available;

•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;

•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;

•	the benefits of our product candidates;

•	market and industry trends;

•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;

•	our financial performance, including our net operating losses, derivative liabilities, cash flows, expected uses of anticipated cash flow, funding requirements and market risk;

•	our expectations regarding future planned expenditures;

•	our ability to effectively remediate any significant deficiencies or material weaknesses in our internal control over financial reporting;

•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates; and

•	our plans to potentially transact business outside the United States.

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

Recent Acquisitions

In January 2011, we completed the acquisition of Biocontrol, with the goal of developing their phage therapy programs using funding from the sale of our legacy gene therapy assets. Under the terms of our acquisition of Biocontrol, we issued 22,817,198 shares of our common stock to the shareholders of Biocontrol with a total fair value of approximately $8.8 million as of January 6, 2011, resulting in Biocontrol’s former shareholders owning approximately 50% of our outstanding equity securities at the time. As a condition to closing the acquisition, Biocontrol raised approximately £200,000 (US$310,000) in working capital for use by us.

In November 2012, we acquired SPH, pursuant to our offer to acquire all outstanding shares of SPH from its shareholders under the terms of a Shareholder Sale Agreement and a Managers Warranty Deed, collectively referred to as the SPH Agreements, in exchange for up to 40,000,000 shares of our common stock. 20,000,000 of those shares were issued directly to the selling stockholders of SPH upon the closing of the acquisition, and the remaining 20,000,000 shares were issued and held in escrow. Of the escrow shares, 8,000,000 shares, referred to as Claims Shares, were subject to claims by us for breaches of representations by the selling stockholders of certain individual representations and certain additional representations made with respect to SPH itself and its operations by Dr. Anthony Smithyman and Mrs. Margaret Smithyman, the two largest shareholders of SPH, referred to as the Managers. The Claims Shares were released from escrow in November 2013, 12 months following the closing of the acquisition. The remaining 12,000,000 shares held in escrow, referred to as Contingent Shares, are to be released to the Managers upon the meeting (within 24 months of the closing) of three clinical and developmental milestones relating to SPH’s phage therapy projects. At the satisfaction of each of those milestones, one third of the Contingent Shares will be released to the Managers. If, within 24 months of the closing, any of those milestones has not been met, as a result of our failure to use best endeavors to cause such milestones to occur or as a result of a natural and unavoidable catastrophe that prevents the milestone from occurring, the unsatisfied milestone will be deemed satisfied and we will be required to release the applicable number of Contingent Shares to the Managers. Contingent Shares relating to milestones that have not been released to the Managers as of the 24th month following the acquisition, and that are not subject to claim by the Managers that such milestone was met or is otherwise due, will be returned to us. The Contingent Shares are also subject to claims for breaches of the representations being made by the Managers to the extent that the Claims Shares are insufficient to satisfy our claims under the terms of the SPH Agreements. Further, the Managers are not eligible to retain any dividends or other distributions by us that are allocable to unreleased Contingent Shares and have designated our President and Chairman of the Board, and each of them, as proxies to vote unreleased Contingent Shares.

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

Subject to certain expense allocations and other offsets provided in the ECC, AmpliPhi has agreed to pay Intrexon on a quarterly basis tiered royalties on net sales derived in that quarter from the sale of AmpliPhi Products, which are based on or incorporate Intrexon’s technology, calculated on a product-by-product basis. If AmpliPhi sublicenses a product developed under the collaboration with Intrexon, AmpliPhi has likewise agreed to pay Intrexon on a quarterly basis a certain percentage of revenues received from the sub-licensee. Pursuant to the ECC, Intrexon received 24,000,000 shares of our common stock as an upfront technology access fee. We may also pay Intrexon up to $7.5 million in aggregate milestone payments for each product, payable either in cash or equity upon the achievement of certain events. Intrexon is also entitled to tiered royalties as a percentage in the upper-single digits of the net product sales of a product developed under the ECC.

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

Legacy Programs

Sale of Assets to Celladon Corporation

On June 27, 2012, we entered into an asset purchase agreement and amended and restated license agreement, or license agreement, with Celladon Corporation, or Celladon, where we sold and transferred all of our rights and interest in our gene therapy business, subject to certain limitations relating to rights contained in our license agreements with the University of Pennsylvania and Genzyme Corporation. Pursuant to our license agreement with the University of Pennsylvania, or UPenn, we may be obligated to make certain royalty and license payments to UPenn as a result of Celladon’s (or its affiliate’s or licensee’s) use of certain technology licensed under our license agreement with Celladon. Pursuant to the license agreement with Celladon, Celladon has agreed to comply with certain terms of the UPenn license agreement and to reimburse us for any payments that come due under the UPenn license agreement. In May 2013, we received sublicense maintenance fees from Celladon in the amount of $0.31 million. Celladon’s obligation to pay us these sublicense maintenance fees continues until the earlier of Celladon’s termination of the agreement (which it may elect to do at any time upon thirty days’ notice to us) or expiration of the patents related to the licensed technology.

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

International Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Our manufacturing facility in Ljubljana, Slovenia is subject to inspection and regulation by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

We are developing novel manufacturing processes for the production of AmpliPhage-002 for treatment of S. aureus (MRSA) infections, AmpliPhage-001for the treatment of P. aeruginosa infections and AmpliPhage-004 for the treatment of C. difficile infections at facilities in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facilities in Slovenia must also undergo inspections by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia, for compliance with their and the FDA’s current good manufacturing practice regulations, or cGMP regulations, before the respective product candidates can be approved for use in clinical trials or commercialization. As a result of an initial inspection, we are taking certain corrective actions regarding the manufacture of AmpliPhage-002, which we believe will lead to certification by JAZMP to manufacture AmpliPhage-002; however, there can be no assurance that we will receive such certification. We will also be subject to additional inspections for GMP compliance for our other product candidates, and may be subject to additional inspections for AmpliPhage-002. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidates.

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

We must raise capital to continue operations

Our consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern. However, as discussed in Note 2 to our consolidated financial statements, we have had recurring losses from operations, negative operating cash flow and an accumulated deficit.

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

We have incurred losses in each year since our inception in 1992. Prior to the merger of Targeted Genetics Corporation with Biocontrol in January 2011, our accumulated deficit was $315.5 million, and Biocontrol had an accumulated deficit of $6.9 million. Since January 2011, we have incurred a cumulative deficit of $385.1 million, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2012, we had a loss from operations of $4.0 million and a net loss of $1.1 million. For the year ended December 31, 2013, we had a loss from operations of $12.4 million and a net loss of $64.6 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

You may incur substantial dilution as a result of future offerings by us of debt or equity securities. Since inception, we have funded our operations primarily through issuances of equity and debt. On June 26, 2013, we completed a private placement of convertible preferred stock and warrants to purchase common stock with gross proceeds of approximately $7.0 million through the sale of shares of our newly-created Series B Redeemable Convertible Preferred Stock. As part of the same transaction, approximately $5.5 million in outstanding convertible notes were converted into shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, we completed a second closing in which we converted approximately $0.8 million of outstanding convertible notes into Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. The financing was led by life-sciences investors RA Capital Management and Third Security, LLC, with participation from BioScience Managers Pty Ltd.

Under the terms of the financing, we issued an aggregate amount of approximately 10.0 million shares of Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of approximately $13.3 million (including the conversion of approximately $6.3 million of outstanding convertible notes). Each share of Series B Redeemable Convertible Preferred Stock is convertible into 10 shares of common stock and accrues dividends at the rate of 10% per year. Additionally, we issued warrants to purchase an aggregate of up to approximately 25.0 million shares of common stock at an exercise price of $0.14 per share.

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

Our principal offices occupy approximately 471 square feet of leased office space pursuant to a lease agreement that expires in June 2014 and is located at 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060. We also lease approximately 708 square feet of lab space in Richmond, Virginia, approximately 153 square feet of office space in Carlsbad, California, approximately 5,000 square feet of lab space in Brookvale, Australia, approximately 2,672 square feet of lab space in Bedford,United Kingdom, and approximately 4,000 square feet of laboratory and office space in Ljubljana-Dobrunje, Slovenia. We believe our facilities are adequate for our current and near-term needs.

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

Holders of Common Stock

As of March 24, 2014, there were 317 holders of record of our common stock. As of such date, the number of shares of our common stock outstanding is 271,135,342, which consists of 182,535,562 shares of common stock outstanding as of March 24, 2014, and 88,599,780 shares of common stock issuable upon conversion of all outstanding shares of Series B Redeemable Convertible Preferred Stock as of March 24, 2014 (assuming a conversion ratio equal to ten (10) common shares for each share of Series B Redeemable Convertible Preferred Stock).

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

On June 26, 2013, we completed a private placement of convertible preferred stock and warrants to purchase common stock with gross proceeds of $7.0 million through the sale of shares of our newly-created Series B Redeemable Convertible Preferred Stock. As part of the same transaction, approximately $5.5 million in outstanding convertible notes were converted into shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, we completed a second closing in which we converted approximately $0.8 million of outstanding convertible notes into Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. The financing was led by life-sciences investors RA Capital Management and Third Security, LLC, with participation from BioScience Managers Pty Ltd.

Under the terms of the financing, we issued an aggregate amount of approximately 10 million shares of the Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of approximately $13.3 million (including the conversion of approximately $6.3 million of outstanding convertible notes). Each share of Series B Redeemable Convertible Preferred Stock is convertible into 10 shares of common stock. Additionally, we issued warrants to purchase an aggregate of up to approximately 25.0 million shares of common stock at an exercise price of $0.14 per share. The offers, sales and issuances of Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock were deemed to be exempt from registration under the Securities Act. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of such purchasers was an “accredited investor” under Rule 506 of Regulation D or not a “U.S. person” under Regulation S.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of our Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock, which raised approximately $7.0 million in addition to converting approximately $6.3 million in outstanding convertible notes. In December 2013, we completed a private placement of shares of our common stock, which raised approximately $18 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of December 31, 2013, we had a deficit accumulated of $385.1 million. We recorded annual net losses of $64.6 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from the sale of our product candidates and do not expect to generate any revenue from the sale of our product candidates in the near term. In the last two years, we recognized $0.7 million in revenue related to license agreements and grants from governments and academic institutions. These revenues were used in our new focus, the development of phages.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not or only partially staff internally, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. In the last two years, we incurred an aggregate of $9.2 million in general and administrative expenses, including non-cash stock-based compensation expense.

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

Goodwill

Costs of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. As of December 31, 2013, we have recorded goodwill of $7.6 million related to the 2012 acquisition of SPH’s know-how and phage libraries and the 2011 acquisition of Biocontrol’s patents and phage library. In management’s opinion, no goodwill has been impaired as of December 31, 2013.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

For the years ended December 31, 2013 and 2012, we recognized $0.1 million and $0.7 million in revenue, respectively. For the years ended December 31, 2013 and 2012, we earned $0.1 million and $0.6 million of revenue through sublicensing agreements involving our former gene therapy program, respectively. For the year ended December 31, 2012, we also earned $0.1 million in grant revenue.

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

General and Administrative

General and administrative expenses were $6.0 million for 2013, compared to $3.2 million for 2012. The $2.8 million increase is due to $0.7 million in placement agent fees associated with the June 2013 Series B Preferred Shares placement, $0.7 million in higher legal expenses due to preparation to become a public company, and $1.4 million in higher staffing and outside consulting expenses (including non-cash compensation expense related to options granted to Company executives). We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to the costs associated with being a public company.

Discontinued Operations

In June 2012, we sold certain assets used in our gene therapy business including process development, quality control, quality assurance, manufacturing, and bioanalytical functions for $3.1 million. In addition to this cash consideration, we may receive a long-term royalty of 1.75% on all product sales. This royalty may be completely canceled at any time by a one-time payment of $1.8 million.

Other Income (Expense)

Loss from derivative liabilities was $49.3 million in 2013. The loss was primarily attributable to an increase in the price of common shares during the period.

The Company recorded amortization of note discount of $2.6 million in 2013 related to the conversion of the convertible notes into Series B Redeemable Convertible Preferred Stock in 2013.

Interest expense on its convertible notes was $0.2 million in 2013 compared to $0.3 million for 2012. The decrease was due to conversion of the convertible notes into Series B preferred Shares in June and July 2013.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2013, we had approximately $170.5 million in U.S., Australian and UK gross net operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our gross net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2013 of $385.1 million, of which $315.5 million was incurred as a result of the Company’s prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

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

On June 26, 2013, we completed a private placement of convertible preferred stock and warrants to purchase common stock with gross proceeds of $7.0 million through the sale of shares of our newly-created Series B Redeemable Convertible Preferred Stock. As part of the same transaction, approximately $5.5 million in outstanding convertible notes were converted into shares of Series B Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, we completed a second closing in which we converted approximately $0.8 million of outstanding convertible notes into Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. The financing was led by life-sciences investors RA Capital Management and Third Security, LLC, with participation from BioScience Managers Pty Ltd.

Under the terms of the financing, we issued an aggregate amount of approximately 10.0 million shares of the Series B Redeemable Convertible Preferred Stock for an aggregate purchase price of approximately $13.3 million (including the conversion of approximately $6.3 million of outstanding convertible notes). Each share of Series B Redeemable Convertible Preferred Stock is convertible into 10 shares of common stock. Additionally, we issued warrants to purchase an aggregate of up to approximately 25.0 million shares of common stock at an exercise price of $0.14 per share. As a result of the completion of this private placement, as of July 15, 2013, all previously issued convertible notes have been converted and there are no convertible notes outstanding.

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

Income Taxes

We incurred net operating losses for the years ended December 31, 2012 and 2011 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2012, we had accumulated approximately $57.8 million in U.S., Australian and UK operating loss carry-forwards and research tax credit carry-forwards of approximately $4.3 million. The carry-forwards began to expire in 2012. Our net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of us, as defined by federal and state tax laws.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIPHI BIOSCIENCES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AmpliPhi Biosciences Corporation

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012 (Audited)	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 (Audited)	F-3

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012 (Audited)	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 (Audited)	F-5

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013 and 2012 (Audited)	F-6

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

AmpliPhi Biosciences Corporation and Subsidiaries

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of AmpliPhi Biosciences Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 13 to the financial statements, the 2013 and 2012 financial statements have been restated to correct misstatements.

/s/ PBMares, LLP

Richmond, Virginia

April 15, 2015

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31,
	2013	2012
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$20,355,000	$862,000
Accounts receivable	8,000	23,000
Tax refund	—	618,000
Prepaid expenses and other current assets	297,000	148,000
Total current assets	20,660,000	1,651,000
Property and equipment, net of accumulated depreciation of $473,000 and $391,000 as of December 31, 2013 and December 31, 2012, respectively	145,000	136,000
Intangible Assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $93,000 and $62,000 as of December 31, 2013 and December 31, 2012, respectively	400,000	431,000
Goodwill	7,562,000	7,407,000
Total intangible assets	20,408,000	20,284,000
Total assets	$41,213,000	$22,071,000
Liabilities Series B Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,147,000	$1,937,000
Deferred revenue	244,000	—
Convertible loan notes	—	3,648,000
Accrued interest	—	465,000
Total current liabilities	2,391,000	6,050,000
Long term liabilities
Derivative preferred shares conversion liability	40,791,000	—
Derivative warrants liability	16,871,000	—
Deferred tax liability	3,078,000	3,078,000
Total long term liabilities	60,740,000	3,078,000
Total liabilities	63,131,000	9,128,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,859,978 shares issued and outstanding at December 31, 2013 (liquidation preference of $13,022,000 at December 31, 2013)	707,000	—

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at December 31, 2013 and 66,908,810 shares issued and outstanding at December 31, 2012	1,825,000	669,000
Additional paid-in capital	358,828,000	329,609,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Paid-in-capital – escrow shares	—	1,360,000
Accumulated deficit	(385,115,000)	(320,532,000)
Total stockholders’ equity (deficit)	(22,625,000)	12,943,000
Total liabilities series B redeemable convertible preferred stock and stockholders’ equity (deficit)	$41,213,000	$22,071,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
	(Restated)	(Restated)
Revenue
Licensing revenue	$81,000	$664,000
Total revenue	81,000	664,000
Operating expenses
Research and development	6,469,000	1,480,000
General and administrative	5,996,000	3,208,000
Total operating expenses	12,465,000	4,688,000
Loss from operations	(12,384,000)	(4,024,000)
Other income (expense)
Loss on derivative liabilities	(49,330,000)	—
Amortization of note discount	(2,636,000)	—
Interest expense, net	(233,000)	(339,000)
Tax refund and other income	—	133,000
Loss on disposal of property and equipment	—	(30,000)
Other income (expense), net	(52,199,000)	(236,000)
Loss from continuing operations	(64,583,000)	(4,260,000)
Discontinued operations
Gain on sale of discontinued operations assets	—	3,150,000
Net loss	(64,583,000)	(1,110,000)
Accretion of Series B redeemable convertible preferred stock	(618,000)	—
Net loss attributable to common stockholders	$(65,201,000)	$(1,110,000)
Per share information:
Net loss per share of common stock from continuing operations – basic & diluted	$(0.64)	$(0.09)
Gain per share of common stock from discontinued operations – basic & diluted	—	0.07
Net loss per share of common stock – basic & diluted	(0.64)	(0.02)
Weighted average number of shares of common stock outstanding – basic & diluted	101,201,753	48,034,493

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Shareholders' Equity (Deficit)
	Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2011 (Restated)	—	$—	44,908,810	$449,000	$326,080,000	$(319,422,000)	$7,107,000
Net loss	—	—	—	—	—	(1,110,000)	(1,110,000)
Stock-based compensation	—	—	—	—	9,000	—	9,000
Shares issued for SPH Holdings	—	—	22,000,000	220,000	3,520,000	—	3,740,000
Shares held in escrow for SPH Holdings	—	—	—	—	3,197,000	—	3,197,000
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,532,000)	$12,943,000
Net loss	—	—	—	—	—	(64,583,000)	(64,583,000)
Stock-based compensation	—	—	—	—	1,437,000	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	3,000,000
Accretion of Series B convertible preferred stock to its redemption value	—	618,000	—	—	(618,000)	—	(618,000)
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,969,000	—	7,084,000
Stock options exercised	—	—	61,018	1,000	12,000	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—
Balances, December 31, 2013 (Restated)	8,859,978	$707,000	182,535,562	$1,825,000	$360,665,000	$(385,115,000)	$(22,625,000)

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
	(Restated)	(Restated)
Cash flows from operating activities
Loss from continuing operations	$(64,583,000)	$(4,260,000)
Adjustments required to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on derivative liabilities	49,330,000	—
Shares issued for technology access fee	3,000,000	—
Amortization of note discount and patents	2,667,000	31,000
Warrants issued as investment fees	759,000	—
Depreciation	82,000	60,000
Loss on disposal of property & equipment	—	30,000
Stock-based compensation	1,437,000	9,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	15,000	99,000
Tax refund	618,000	(133,000)
Accounts payable and accrued expenses	454,000	(458,000)
Prepaid expenses and other current assets	(149,000)	2,000
Accrued interest on loan notes	233,000	339,000
Other	(155,000)	—
Net cash used in operating activities	(6,292,000)	(4,281,000)
Cash flows from investing activities
Gain on sale of discontinued operations assets	—	3,150,000
Purchases of property and equipment	(102,000)	(53,000)
Net cash provided by (used in) investing activities	(102,000)	3,097,000
Cash flows from financing activities
Proceeds from December financing	16,887,000	—
Proceeds from Series B redeemable convertible preferred stock	7,000,000	—
Proceeds from issuance of convertible loan notes	2,000,000	950,000
Net cash provided by financing activities	25,887,000	950,000
Net increase (decrease) in cash and cash equivalents	19,493,000	(234,000)
Cash and cash equivalents, beginning of year	862,000	1,096,000
Cash and cash equivalents, end of year	$20,355,000	$862,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B Redeemable Convertible Preferred Stock	$6,316,000	$—
Accretion of Series B redeemable convertible preferred stock	618,000	—

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements

Year Ended December 31, 2013

(Audited) (Restated)

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

During the year ended December 31, 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired by the business combination described in Note 11 for $7,172,000. At December 31, 2012, goodwill in the amount of $3,929,000 has been recorded. In management’s opinion, no goodwill has been impaired as of December 31, 2013 and December 31, 2012.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired by the business combination described in Note 11. At December 31, 2011, goodwill in the amount of $3,633,000 has been recorded. In management’s opinion, no goodwill has been impaired as of December 31, 2013 and December 31, 2012.

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

The Company estimates fair values of these derivatives utilizing Level 3 inputs. The Company uses the Monte Carlo valuation technique for derivatives as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk free rates) necessary to fair value these instruments.

Estimating fair values of derivative financial instruments, including Level 3 instruments, require the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of internal and external factors.

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

2. Property and Equipment

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

3. Income Taxes

Significant components of our US, Australia and UK deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carry-forwards	$59,051,000	$57,774,000
Research and orphan drug credit carry-forwards	3,700,000	4,297,000
Depreciation and amortization	(4,000)	2,000
Stock options and other	1,123,000	467,000
Gross deferred tax assets	63,876,000	62,540,000
Deferred tax liability:
In process research and development	3,162,000	3,078,000
Valuation allowance for deferred tax assets	(63,786,000)	(62,540,000)
Net deferred tax liability	$3,078,000	$3,078,000

The change in the valuation allowance was a $3.1 million increase in 2013 and a $5.5 million decrease in 2012.

The Company recorded deferred tax liabilities of $3,078,000 related to the acquired IPR&D from the acquisitions of Biocontrol and SPH.

At December 31, 2013, the Company had U.S., Australian and UK gross net operating loss carry-forwards, or “NOLs”, of approximately $170.5 million and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012, and may be further subject to the application of Section 382 of the Internal Revenue Code of 1986 or the “Code”, as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

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

4. Commitments and Contingencies

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

5. Collaborative and Other Agreements

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

6. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,016,080 shares of Preferred Stock as Series B Redeemable Convertible Preferred Stock (“Series B”) with an initial stated value of $1.40 and par value of $0.01. Each Series B Redeemable Convertible Preferred Stock share is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B Redeemable Convertible Preferred Stock shares may be converted to common stock by the holder of the shares at any time. The Series B Redeemable Convertible Preferred Stock shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B Redeemable Convertible Preferred Stock stated value upon the closing of which the shares of common stock of the Company shall be listed for trading on the New York Stock Exchange. Until conversion, the holders of Series B Redeemable Convertible Preferred Stock shares shall be entitled to receive dividends of 10% of the Series B Redeemable Convertible Preferred Stock stated value per annum.

In connection with the private placement of Series B Redeemable Convertible Preferred Stock, the Company recorded a liability for a complex embedded derivative that required bifurcation under ASC Section 815. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with a down-round ratchet provision. The Company estimates the fair values of the conversion feature using a Monte Carlo valuation model. The Company measured the fair value of the conversion feature on June 26, 2013 and July 15, 2013 (dates of issuance) and recorded the initial liability as part of the private placement proceeds.

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B Redeemable Convertible Preferred Stock and warrants that would each be used to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $6,917,000. As part of the same transaction, the Company converted $5,491,000 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $6,029,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B stock and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $2,386,000,

On July 25, 2013, 1,132,875 Series B Redeemable Convertible Preferred Stock shares were converted into 11,328,750 shares of common stock. In connection with the conversion, $6,959,000 was reclassified from the derivative liability to equity due to conversion.

On October 17, 2013, 23,227 Series B Redeemable Convertible Preferred Stock shares were converted into 232,270 shares of common stock. In connection with the conversion, $113,000 was reclassified out of the derivative liability account and into equity.

The Company re-measured the fair value of the conversion feature and recorded $38,382,000 in total charges to record the liabilities associated with the conversion feature at their estimated fair value totaling $40,791,000 as of December 31, 2013.

7. Stock Options and Warrants

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

In connection with the private placement of Series B Redeemable Convertible Preferred Stock, which occurred through two closings on June 26, 2013 and July 15, 2013, respectively, the Company issued an aggregate of warrants to purchase 30,040,195 shares of common stock at an exercise price of $0.14 per share. These warrants expire June 2018. These warrants contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liabilities instead of equity. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded the initial liability as part of the private placement proceeds and expensed $759,000 for the warrants issued to the placement agent.

We estimate the fair values of these securities using a Monte Carlo valuation model. The following warrants were issued in 2013 using the Monte Carlo valuation method with the key inputs as follows:

	June 26, 2013	July 15, 2013	December 23, 2013
Warrants Issued	28,394,834	1,645,361	4,320,420
Risk free interest rate	0.0109	0.0109	0.0167
Volatility	160.94%	163.08%	155.24%
Expected term	5 years	5 years	5 years
Exercise price	$0.14	$0.14	$0.25

The Company re-measured the fair value of these warrants and recorded $9,929,000 in charges to record the liabilities associated with these warrants at their estimated fair values totaling $16,311,000 as of December 31, 2013.

 From February through May 2013, in connection with the issuance of new convertible promissory notes, the Company issued warrants to purchase up to 7,030,387 shares of its common stock. These warrants expire February through May 2018 and are exercisable at a price of $0.14 per share. These warrants are considered to be equity.

On December 22, 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 1,355,164 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $0.46 per share. These warrants are considered to be liabilities. As of December 31, 2013 the fair value of these warrants was $560,000.

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

8. Discontinued Operations

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

9. Employee Retirement Plan

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

10. Business Combinations

On November 9, 2012, the Company acquired Australia-based Special Phage Services (“SPS”). The acquisition of SPS primarily focused on IPR&D being performed on S. aureus infections, which is currently being developed under AmpliPhage-002: Wound and Skin Infections Caused by S. aureus.

In a share exchange transaction, AmpliPhi Australia Pty Limited, a wholly owned subsidiary of US-based AmpliPhi, acquired Sydney-based SPH, the holding company of SPS. Under the terms of the acquisition, the Company offered 40 million shares of its common stock in exchange for 100% of the fully diluted share capital of SPH. 20 million shares are held in escrow, 8 million to satisfy potential warranty claims under the transaction documents and the remaining 12 million shares are held pending completion of certain milestones. At December 31, 2012, IPR&D in the amount of $5,161,000 and goodwill in the amount of $3,929,000 have been recorded. In management’s opinion, this IPR&D and goodwill have not been impaired as of December 31, 2013 and December 31, 2012.As part of this transaction, the Company acquired $260,000 in assets to include a $221,000 receivable for an Australian research and development tax refund, $37,000 in equipment, and $2,000 in cash. The Company also assumed liabilities of $613,000. On November 9, 2013, the 8 million shares held to satisfy potential warranty claims were released.

On January 6, 2011, the Company acquired Biocontrol, a clinical development stage biotechnology company in the United Kingdom (the “Acquisition”). The acquisition of Biocontrol included an IPR&D project related to AmpliPhage-001: Lung Infections in Cystic Fibrosis (CF) Patients Caused by P. aeruginosa.

The Company acquired 100% of the voting stock of Biocontrol and issued 22,817,198 shares of its common stock to the Biocontrol shareholders with a total fair value of approximately $8.8 million as of January 6, 2011. The Acquisition was made through an acquisition subsidiary, which has continued post-Acquisition as Biocontrol. At December 31, 2011, IPR&D in the amount of $7,285,000, goodwill in the amount of $3,633,000, and patents in the amount of $493,000 have been recorded. In management’s opinion, this IPR&D and goodwill have not been impaired as of December 31, 2013 and December 31, 2012. The patents are being amortized over their useful life through December 2026.

11. Convertible Loan Notes

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

As a result of the private placement of Series B Redeemable Convertible Preferred Stock that consisted of two closings, occurring on June 26, 2013 and July 15, 2013, respectively, all outstanding convertible notes were converted into shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase shares of common stock at an exercise price of $0.14 per share. On June 26, 2013, as part of the first closing, the Company converted $5,491,001 in outstanding convertible loan notes into 4,357,936 shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277, were converted into 658,145 shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. $233,000 of interest expense was accrued for all convertible loan notes held through July 15, 2013.

12. Related Parties

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

13. Correction of an Error

Previously Amended Financial Statements

The Company’s December 31, 2013 financial statements were previously restated to remove deemed dividends booked on the issuance of preferred shares and to recognize the increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit were reduced by $8,464,000 after removing the deemed dividends. Loss on derivative liabilities increased by $1,755,000 to $42,317,000 due to the change in the valuation model.

The Company also contracted a valuation team to review the purchase price allocation of Biocontrol. As a result, in process research and development (IPR&D) was restated and a new intangible asset, patents, was recognized. For the Biocontrol acquisition, $493,000 of IPR&D was reclassed to patents. In addition, amortization expense for patents of $31,000 was recognized in both 2012 and 2013.

As a result of these corrections, the Company’s net loss in 2013 increased $1,787,000 to $57,648,000. The net loss per share increased by $0.07 per share to $(0.57) per share which also reflected the removal of the deemed dividends.

Amended Financial Statements

The Company’s financial statements for December 31, 2013 have been further amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification of $707,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $89,000 and the accretion of the stock’s redemption value of $618,000.
•	recognize deferred revenue and deferred costs related certain royalty contracts. This change resulted in a reduction in revenues of $244,000 and a reduction in G&A expense of $126,000.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded as equity instruments. This adjustment resulted in the in the establishment of a liability of $560,000 as of December 31, 2013.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and other adjustments. These changes resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $6,348,000 increase in the compound derivative liability, and a $353,000 reduction in the warrant liability. Loss on derivative liabilities increased by $7,013,000 for 2013.

As a result of these corrections, the Company’s net loss in 2013, as amended, increased by $6,935,000 to $64,583,000. The net loss per share increased by $0.07 per share to $(0.64) per share.

14. Common Stock

In December 2013, the Company issued 72,007,000 shares of the Company's common stock at a price per share of $0.25. As part of this private placement, the Company issued warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share with an initial fair value of $1,442,000 and paid $1,115,000 to the placement agents.

15. Subsequent Events

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

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Jeremy Curnock Cook (1)(2)(3)	64	Chief Executive Officer and Chairman of the Board
David E. Bosher	61	Chief Financial Officer
Wendy S. Johnson	62	Chief Operating Officer and Director
Baxter F. Phillips, III	39	Chief Business Officer
Louis Drapeau (1)(2)(3)	70	Director
Michael S. Perry, Ph.D. (1)(2)(3)	55	Director
Anthony Smithyman, Ph.D.	65	Director
Julian P. Kirk	40	Director

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

64

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

AMPLIPHI BIOSCIENCES CORPORATION

By:	/s/ Jeremy Curnock Cook
Name: Jeremy Curnock Cook
Title: Interim Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2015

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeremy Curnock Cook and David E. Bosher, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeremy Curnock Cook	Interim Chief Executive Office and Chairman of the Board	April 15, 2015
Jeremy Curnock Cook

/s/ David E. Bosher	Chief Financial Officer	April 15, 2015
David E. Bosher	(Principal Financial and Accounting Officer)

/s/ Wendy S. Johnson	Interim Chief Operating Officer and Director	April 15, 2015
Wendy S. Johnson

/s/ Louis Drapeau	Director	April 15, 2015
Louis Drapeau

/s/ Michael S. Perry, Ph.D.	Director	April 15, 2015
Michael S. Perry, Ph.D.

/s/ Julian P. Kirk	Director	April 15, 2015
Julian P. Kirk

/s/ Anthony M. Smithyman	Director	April 15, 2015
Anthony M. Smithyman

