Form 10-Q/A
period 2014-03-31
AmpliPhi Biosciences Corp
filed 2015-04-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Previously Amended Financial Statements

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

As a result of these corrections, the Company’s net loss for the period ending March 31, 2014 decreased by $726,000 to $11,303,000. The net loss per share decreased by $0.01 per share to $(0.06) per share which reflected both the increased net loss and the removal of the deemed dividends.

Amended Financial Statements

The Company’s financial statements for the quarter ended March 31, 2014 have been further amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at March 31, 2014 of $1,021,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $89,000 and the accretion of the stock’s redemption value of $932,000.
•	recognize deferred revenue and deferred costs related to certain sub-licensing agreements. This change resulted in an increase in revenue of $104,000 and an increase in G&A expense of $33,000 in the first quarter of 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded in error as equity instruments. This adjustment resulted in the in the recording of a liability of $646,000 as of March 31, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $4,969,000 increase in the compound derivative liability and a $285,000 reduction in the warrant liability related to 2013 warrants. Loss on derivative liabilities declined by $655,000 in the first quarter of 2014.

As a result of these corrections, the Company’s net loss attributable to common stockholders in the first quarter of 2014, as amended, was reduced by $408,000 to $11,621,000. The net loss per share attributable to common stockholders increased by $0.01 per share to $(0.06) per share. The Company’s net loss in the first quarter of 2013, as amended, was reduced by $26,000 to $1,645,000. The net loss per share in the attributable to common stockholders increased ($0.01) per share to $(0.03) per share.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$16,435,000	$20,355,000
Accounts receivable	12,000	8,000
Prepaid expenses and other current assets	345,000	297,000
Total current assets	16,792,000	20,660,000
Property and equipment, net of accumulated depreciation of $491,000 and $473,000 as of March 31, 2014 and December 31, 2013, respectively	356,000	145,000
Intangible Assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $101,000 and $93,000 as of March 31, 2014 and December 31, 2013, respectively	392,000	400,000
Goodwill	7,562,000	7,562,000
Total intangible assets	20,400,000	20,408,000
Total assets	$37,548,000	$41,213,000
Liabilities, Series B Redeemable Convertible Preferred Stock and Stockholders’ Equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$886,000	$2,147,000
Deferred revenue	140,000	244,000
Total current liabilities	1,026,000	2,391,000
Long term liabilities
Derivative preferred shares conversion liability	46,325,000	40,791,000
Derivative warrants liability	20,110,000	16,871,000
Deferred tax liability	3,078,000	3,078,000
Total long term liabilities	69,513,000	60,740,000
Total liabilities	70,539,000	63,131,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,859,978 shares issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $13,336,000 and $13,022,000 at March 31, 2014 and December 31, 2013, respectively)	1,021,000	707,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 182,535,562 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,825,000	1,825,000
Additional paid-in capital	358,748,000	358,828,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated deficit	(396,422,000)	(385,115,000)
Total stockholders’ equity (deficit)	(34,012,000)	(22,625,000)
Total liabilities, Series B redeemable preferred stock and stockholders’ equity (deficit)	$37,548,000	$41,213,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,		Year Ended
	2014	2013	December 31, 2013
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)
Revenue
Licensing revenue	$104,000	$22,000	$81,000
Total revenue	104,000	22,000	81,000
Operating expenses
Research and development	1,011,000	641,000	6,469,000
General and administrative	1,627,000	714,000	5,996,000
Total operating expenses	2,638,000	1,355,000	12,465,000
Loss from operations	(2,534,000)	(1,333,000)	(12,384,000)
Other income (expenses)
Gain (loss) on derivative liabilities	(8,773,000)	87,000	(49,330,000)
Amortization of note discount	—	(303,000)	(2,636,000)
Interest expense, net	—	(96,000)	(233,000)
Total other expense	(8,773,000)	(312,000)	(52,199,000)
Net loss	(11,307,000)	(1,645,000)	(64,583,000)
Accretion of Series B redeemable convertible preferred stock	(314,000)	—	(618,000)
Net loss attributable to common stockholders	$(11,621,000)	$(1,645,000)	$(65,201,000)
Per share information:
Net loss per share – basic & diluted	$(0.06)	$(0.03)	$(0.64)
Weighted average number of shares of common stock outstanding – basic & diluted	182,535,562	66,908,810	101,201,753

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Stockholders' Equity ( Deficit)
	Series B		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,532,000)	$12,943,000
Net loss	—	—	—	—	—	(64,583,000)	(64,583,000)
Stock-based compensation	—	—	—	—	1,437,000	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	3,000,000
Accretion of Series B convertible preferred stock to its redemption value	—	618,000	—	—	(618,000)	—	(618,000)
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,969,000	—	7,084,000
Stock options exercised	—	—	61,018	1,000	12,000	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—
Balances, December 31, 2013 (Restated)	8,859,978	707,000	182,535,562	1,825,000	360,665,000	(385,115,000)	(22,625,000)
Net loss	—	—	—	—	—	(11,307,000)	(11,307,000)
Stock-based compensation	—	—	—	—	234,000	—	234,000
Accretion of Series B convertible preferred stock to its redemption value	—	314,000	—	—	(314,000)	—	(314,000)
Balances, March 31, 2014 (Unaudited) (Restated)	8,859,978	$1,021,000	182,535,562	$1,825,000	$360,585,000	$(396,422,000)	$(34,012,000)

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net loss from operations	$(11,307,000)	$(1,645,000)	$(64,583,000)
Adjustments required to reconcile net loss from operations to net cash used in operating activities:
Loss on derivative liabilities	8,773,000	(87,000)	49,330,000
Shares issued for technology access fee	—	—	3,000,000
Amortization of note discount and patents	8,000	311,000	2,667,000
Warrants issued as investment fees	—	—	759,000
Depreciation	18,000	21,000	82,000
Stock-based compensation	234,000	154,000	1,437,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(4,000)	12,000	15,000
Tax refund	—	618,000	618,000
Accounts payable and accrued expenses	(1,365,000)	(380,000)	454,000
Prepaid expenses and other current assets	(48,000)	(219,000)	(149,000)
Interest on loan notes	—	96,000	233,000
Other	—	—	(155,000)
Net cash used in operating activities	(3,691,000)	(1,119,000)	(6,292,000)
Cash flows from investing activities
Purchases of property and equipment	(229,000)	—	(102,000)
Net cash used in investing activities	(229,000)	—	(102,000)
Cash flows from financing activities
Proceeds from December financings	—	—	16,887,000
Proceeds from Series B redeemable convertible preferred stock	—	—	7,000,000
Proceeds from convertible loan notes	—	976,000	2,000,000
Net cash provided by financing activities	—	976,000	25,887,000
Net increase (decrease) in cash and cash equivalents	(3,920,000)	(143,000)	19,493,000
Cash and cash equivalents, beginning of period	20,355,000	862,000	862,000
Cash and cash equivalents, end of period	$16,435,000	$719,000	$20,355,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B redeemable convertible preferred stock	$—	$—	$6,316,000
Accretion of Series B redeemable convertible preferred stock	314,000	—	618,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2014
(Unaudited) (Restated)

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

The Company estimates fair values of these derivatives (and related embedded beneficial conversion features) utilizing Level 3 inputs. The Company uses the Monte Carlo valuation technique for derivatives as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk free rates) necessary to fair value these instruments.

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

In Process Research and Development

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

Net Loss per Common Share

Net loss per common share is based on net loss divided by the weighted average number of common shares outstanding during the period. For each fiscal year reported, the diluted net loss per share is the same as the basic net loss per share because all stock options, warrants, contingent shares, and Series B redeemable convertible preferred stock shares are antidilutive with respect to computing the net loss per share and therefore are excluded from the calculation of diluted net loss per share. The total number of shares that the Company excluded from the calculations of net loss per share were 148,692,651 shares for the three month period ending March 31, 2014, 20,000,000 shares for the three month period ending March 31, 2013, and 77,490,242 shares for the year ending December 31, 2013.

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

2. Preferred Shares

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,016,080 shares of Preferred Stock as Series B redeemable convertible preferred stock with an initial stated value of $1.40 and par value of $0.01. Each Series B redeemable convertible preferred stock is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B redeemable convertible preferred stock shares may be converted to common stock by the holder of the shares at any time. The Series B redeemable convertible preferred stock shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B redeemable convertible preferred stock stated value upon the closing of which the shares of common stock of the Company shall be listed for trading on the New York Stock Exchange. The Series B redeemable convertible preferred stock shares are also convertible into common shares upon the election of the holders of two-thirds of the outstanding Series B redeemable convertible preferred stock shares. Until conversion, the holders of Series B redeemable convertible preferred stock shares shall be entitled to receive dividends of 10% of the Series B redeemable convertible preferred stock stated value per annum.

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

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B redeemable convertible preferred stock and warrants to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $5,064,000. As part of the same transaction, the Company converted $5,491,000 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B redeemable convertible preferred stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $3,804,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B redeemable convertible preferred stock and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B redeemable convertible preferred stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $155,000.

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

The Company re-measured the fair value of the conversion feature and recorded $11,882,000 in total charges to record the liabilities associated with the conversion feature at their estimated fair value totaling $46,323,000 as of March 31, 2014.

3. Stock Options and Warrants

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

On December 22, 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 1,355,164 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $0.46 per share. These warrants are considered to be equity. The Company re-measured the fair value of these warrants and recorded a gain of $87,000 to adjust the liability associated with these warrants to their estimated fair value totaling $646,000 as of March 31, 2014.

The Company’s warrant liability is adjusted to fair value each reporting period and is influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On March 31, 2014, the price per share of the Company’s common stock was $0.58 per share compared to $0.50 per share at December 31, 2013. There were no warrant liabilities as of March 31, 2013.

The Company re-measured the fair value of the warrants liability and recorded a loss of $3,149,000 to adjust the liabilities associated with the warrants at their estimated fair value totaling $19,460,000 as of March 31, 2014.

4. Stock-Based Compensation

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

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,		Year Ended
	2014	2013	December 31,
	(Unaudited)	(Unaudited)	2013
Stock options:
General and administrative expense	$196,000	$112,000	$191,000
Research and development expense	38,000	42,000	1,246,000
Total stock-based compensation expense	$234,000	$154,000	$1,437,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.19	9.15	$6,451,441
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	25,721,000	$0.19	8.88	$8,416,233
Exercisable at March 31, 2014	10,089,662	$0.19	8.89	$4,049,376

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

5. Correction of Errors

The Company’s previously issued March 31, 2014 financial statements were restated to remove deemed dividends which were accrued on its preferred shares and to recognize an increase in derivative expense due to adding several features to the valuation model used to measure the compound derivatives and changing from a Black-Scholes valuation model to a Monte Carlo valuation model. Additional paid in capital and accumulated deficit were reduced by $8,464,000 to reflect the elimination of deemed dividends. Loss on derivative liabilities increased by $1,870,000 to $9,428,000 due to the change in the valuation model.

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

Amended Financial Statements

The Company’s financial statements for the quarter ended March 31, 2014 have been further amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at March 31, 2014 of $1,021,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $89,000 and the accretion of the stock’s redemption value of $932,000.
•	recognize deferred revenue and deferred costs related to certain sub-licensing agreements. This change resulted in an increase in revenue of $104,000 and an increase in G&A expense of $33,000 in the first quarter of 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded in error as equity instruments. This adjustment resulted in the in the recording of a liability of $646,000 as of March 31, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.

•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $4,969,000 increase in the compound derivative liability and a $285,000 reduction in the warrant liability related to 2013 warrants. Loss on derivative liabilities declined by $655,000 in the first quarter of 2014.

As a result of these corrections, the Company’s net loss attributable to common stockholders in the first quarter of 2014, as amended, was reduced by $408,000 to $11,621,000. The net loss per share attributable to common stockholders increased by $(0.01) per share to $(0.06) per share. The Company’s net loss attributable to common stockholders in the first quarter of 2013, as amended, was reduced by $26,000 to $1,645,000. The net loss per share in the attributable to common stockholders increased by $(0.01) to $(0.03) per share.

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

To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of March 31, 2014, we had a deficit accumulated of $396.4 million. We recorded annual net losses of $64.6 million in 2013 and $1.1 million in 2012. Net loss in 2013 included $49.3 million in non-cash expense related to the change in derivative liability associated with the outstanding warrants and the conversion feature of the outstanding shares of Series B redeemable convertible preferred stock. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Revenue

For the quarter ended March 31, 2014, we recognized $104,000 in revenue related to sublicensing agreements involving our former gene therapy program. For the quarter ended March 31, 2013 we recognized $22,000 in grant revenue.

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

Derivative Liabilities

During the quarter ended March 31, 2014, we recognized a loss on derivative liabilities of $8,773,000 for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B Preferred Stock issued in June and July 2013.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2013, we had accumulated approximately $176.3 million in U.S., Australian and UK operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through March 31, 2014 of $396.4 million, of which $315.5 million was incurred in the Company’s prior focus of gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: April 15, 2015	By	/s/ Jeremy Curnock Cook
Name: Jeremy Curnock Cook Title: Chief Executive Officer (Principal Executive Officer)

