Form 10-Q/A
period 2014-06-30
AmpliPhi Biosciences Corp
filed 2015-04-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Amended Financial Statements

The Company’s previously issued June 30, 2014 financial statements have been amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at June 30, 2014 of $1,337,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $87,000 and the accretion of the stock’s redemption value of $1,250,000.
•	recognize deferred revenue and deferred costs related certain sub-licensing agreements. This change resulted in a reduction in revenues of $209,000 and a reduction in G&A expense of $164,000 in the second quarter of 2014 and a reduction in revenues of $105,000 and a reduction in G&A expense of $103,000 for the six months ended June 30, 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded by error as equity instruments. This adjustment resulted in the in the recording of a liability of $460,000 as of June 30, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $7,298,000 increase in the compound derivative liability and a $158,000 reduction in the warrant liability related to 2013 warrants. Gain on derivative liabilities was reduced by $1,499,000 and $844,000 for the second quarter of 2014 and the six months ended June 30, 2014, respectively.

As a result of these corrections, the Company’s net income attributable to common stockholders for the second quarter of 2014, as amended, was reduced by $1,848,000 to $13,555,000. Net income per share attributable to common stockholders fell by $0.01 per share to $0.07 per share. Net income attributable to common stockholders for the six months ended June 30, 2014, as amended, fell by $1,440,000 to $1,934,000. Net income per share attributable to common stockholders was reduced by $0.01 per share to $0.01 per share for the period.

The Company’s net loss attributable to common stockholders for the second quarter of 2013, as amended, increased by $(1,933,000) to $(14,746,000). The net loss per share attributable to common stockholders increased by $(0.02) per share to $(0.16) per share. The net loss attributable to common stockholders for the six months ended June 30, 2013, as amended, increased by $(1,959,000) to $(16,391,000). The net loss per share attributable to common stockholders increased by $(0.03) per share to $(0.21) per share for the period.

AmpliPhi Biosciences Corporation
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$12,550,000	$20,355,000
Accounts receivable	136,000	8,000
Prepaid expenses and other current assets	526,000	297,000
Total current assets	13,212,000	20,660,000
Property and equipment, net of accumulated depreciation of $559,000 and $473,000 as of June 30, 2014 and December 31, 2013, respectively	1,119,000	145,000
Intangible assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $108,000 and $93,000 as of June 30, 2014 and December 31, 2013, respectively	385,000	400,000
Goodwill	7,562,000	7,562,000
Total intangible assets	20,393,000	20,408,000
Total assets	$34,724,000	$41,213,000
Liabilities, Series B Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,366,000	$2,147,000
Deferred revenue	349,000	244,000
Total current liabilities	1,715,000	2,391,000
Long term liabilities
Derivative preferred shares conversion liability	33,402,000	40,791,000
Derivative warrants liability	13,115,000	16,871,000
Deferred tax liability	3,078,000	3,078,000
Total long term liabilities	49,595,000	60,740,000
Total liabilities	51,310,000	63,131,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,671,000 shares issued and outstanding at June 30, 2014 and 8,859,978 shares issued and outstanding at December 31, 2013 (liquidation preference of $13,390,000 and $13,022,000 at June 30, 2014 and December 31, 2013, respectively)	1,337,000	707,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 187,159,093 shares issued and outstanding at June 30, 2014 and 182,535,562 shares issued and outstanding at December 31, 2013	1,872,000	1,825,000
Additional paid-in capital	360,917,000	358,828,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated deficit	(382,549,000)	(385,115,000)
Total stockholders’ equity (deficit)	(17,923,000)	(22,625,000)
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity (deficit)	$34,724,000	$41,213,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$101,000	$314,000	$205,000	$336,000
Operating expenses
Research and development	1,888,000	3,595,000	2,899,000	4,236,000
General and administrative	1,961,000	2,843,000	3,588,000	3,557,000
Total operating expenses	3,849,000	6,438,000	6,487,000	7,793,000
Loss from operations	(3,748,000)	(6,124,000)	(6,282,000)	(7,457,000)
Other income (expense)
Gain (loss) on derivative liabilities	17,621,000	(6,057,000)	8,848,000	(5,970,000)
Amortization of note discount	—	(2,334,000)	—	(2,637,000)
Interest expense, net	—	(128,000)	—	(224,000)
Other income (expense), net	17,621,000	(8,519,000)	8,848,000	(8,831,000)
Net loss	13,873,000	(14,643,000)	2,566,000	(16,288,000)
Accretion of Series B redeemable convertible preferred stock	(318,000)	(103,000)	(632,000)	(103,000)
Net loss attributable to common stockholders	$13,555,000	$(14,746,000)	$1,934,000	$(16,391,000)
Per share information:
Net income (loss) per share – basic	$0.07	$(0.16)	$0.01	$(0.21)
Net income (loss) per share – diluted	0.04	(0.16)	0.01	(0.21)
Weighted average number of shares of common stock outstanding – basic	183,590,053	90,645,074	183,065,721	78,842,512
Weighted average number of shares of common stock outstanding – diluted	324,880,957	90,645,074	325,709,071	78,842,512

 See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series B		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,532,000)	$12,943,000
Net loss	—	—	—	—	—	(64,583,000)	(64,583,000)
Stock-based compensation	—	—	—	—	1,437,000	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	3,000,000
Accretion of Series B convertible preferred stock to its redemption value	—	618,000	—	—	(618,000)	—	(618,000)
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,969,000	—	7,084,000
Stock options exercised	—	—	61,018	1,000	12,000	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—
Balances, December 31, 2013 (Restated)	8,859,978	$707,000	182,535,562	$1,825,000	$360,665,000	$(385,115,000)	$(22,625,000)
Net income (loss)	—	—	—	—	—	2,566,000	2,566,000
Warrants exercised	—	—	2,734,151	28,000	1,563,000	—	1,591,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	690,000	—	709,000
Accretion of Series B convertible preferred stock to its redemption value	—	632,000	—	—	(632,000)	—	(632,000)
Stock-based compensation	—	—	—	—	468,000	—	468,000
Balances, June 30, 2014 (Unaudited) (Restated)	8,671,040	$1,337,000	187,159,093	$1,872,000	$362,754,000	$(382,549,000)	$(17,923,000)

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Cash flows from operating activities
Net income (loss) from operations	$2,566,000	$(16,288,000)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Derivative liability (gain) loss	(8,848,000)	5,970,000
Shares issued for technology access fee	—	3,000,000
Amortization of patents	15,000	15,000
Amortization of note discount	—	2,637,000
Warrants issued as investment fees	—	759,000
Depreciation	86,000	45,000
Stock-based compensation	468,000	958,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(128,000)	(117,000)
Tax refund	—	618,000
Accounts payable and accrued expenses	(675,000)	(120,000)
Prepaid expenses and other current assets	(229,000)	(87,000)
Interest on loan notes	—	224,000
Net cash used in operating activities	(6,745,000)	(2,386,000)
Cash flows from investing activities
Purchases of property and equipment	(1,060,000)	(65,000)
Net cash used in investing activities	(1,060,000)	(65,000)
Cash flows from financing activities
Proceeds from Series B redeemable convertible preferred stock	—	7,000,000
Proceeds from convertible loan notes	—	2,000,000
Payment of convertible loan note	—	(26,000)
Net cash provided by financing activities	—	8,974,000
Net increase (decrease) in cash and cash equivalents	(7,805,000)	6,523,000
Cash and cash equivalents, beginning of period	20,355,000	862,000
Cash and cash equivalents, end of period	$12,550,000	$7,385,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$1,337,000	$618,000

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

Warrant and Preferred Shares Conversion Feature Liability

The Company accounts for warrants and the preferred shares conversion feature of the Company’s Series B preferred stock with anti-dilution (“down-round”) provisions under the guidance of ASC 815, Derivatives, and Hedging and Emerging Issue Task Force Statement 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which require such warrants and the Series B redeemable convertible preferred stock shares conversion feature to be recorded as a liability and adjusted to fair value in each reporting period.

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

In connection with the private placement of Series B redeemable convertible preferred stock, the Company recorded a liability for the conversion feature that contains a provision that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision). The Company estimates the fair values of the conversion feature using a Monte Carlo valuation model. The Company measured the fair value of the conversion feature on June 26, 2013 and July 15, 2013 and recorded the initial liability as part of the private placement proceeds.

On May 16, 2014, 188,938 preferred shares were converted into 1,889,380 shares of common stock. Due to this conversion, a gain on derivative liabilities of $142,000 was recognized and $709,000 was reclassified out of the derivative liability account and into equity.

The Company re-measured the fair value of the conversion feature at the end of the quarter and recorded $6.7 million gain on derivative liabilities during the second quarter to adjust the liability associated with the conversion feature to its estimated fair value of $33.4 million as of June 30, 2014.

3. Warrants and Warrants Liability

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

On June 26, 2014, 3,855,714 warrants, issued on June 26, 2013, were exercised. Due to this exercise, 2,734,151 shares of common stock were issued and $1,590,000 was classified out of the derivative liability account and into equity.

4. Stock Options

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

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options:
General and administrative expense	$195,000	$733,000	$390,000	$845,000
Research and development expense	40,000	70,000	78,000	113,000
Total stock-based compensation expense	$235,000	$803,000	$468,000	$958,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.20	9.15	$6,451,441
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	2,000	13.10
Outstanding at June 30, 2014	25,719,000	$0.19	8.63	$6,442,700
Exercisable at June 30, 2014	11,651,493	$0.19	8.65	$3,017,673

The aggregate intrinsic value is determined using the closing price of the Company’s common stock of $0.44 on June 30, 2014.

As of June 30, 2014, the Company had unrecognized compensation cost related to unvested Options of approximately $1,918,638 net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately two and a half years.

As of June 30, 2014, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	25,719,000
Available for future grants under the 2013 Stock Incentive Plan	40,000,000
Warrants	38,890,451
Total Shares reserved	104,609,451

5. Correction of Errors

The Company’s previously issued June 30, 2014 financial statements have been amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at June 30, 2014 of $1,337,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $87,000 and the accretion of the stock’s redemption value of $1,250,000.
•	recognize deferred revenue and deferred costs related certain sub-licensing agreements. This change resulted in a reduction in revenues of $209,000 and a reduction in G&A expense of $164,000 in the second quarter of 2014 and a reduction in revenues of $105,000 and a reduction in G&A expense of $103,000 for the six months ended June 30, 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded by error as equity instruments. This adjustment resulted in the in the recording of a liability of $460,000 as of June 30, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants, under a Monte Carlo valuation model. The change in assumptions resulted in a $7,298,000 increase in the compound derivative liability and a $158,000 reduction in the warrant liability related to 2013 warrants. Gain on derivative liabilities was reduced by $1,499,000 and $844,000 for the second quarter of 2014 and the six months ended June 30, 2014, respectively.

As a result of these corrections, the Company’s net income attributable to common stockholders for the second quarter of 2014, as amended, was reduced by $1,848,000 to $13,555,000. Net income per share attributable to common stockholders fell by $0.01 per share to $0.07 per share. Net income attributable to common stockholders for the six months ended June 30, 2014, as amended, fell by $1,440,000 to $1,934,000. Net income per share attributable to common stockholders was reduced by $0.01 per share to $0.01 per share for the period.

The Company’s net loss attributable to common stockholders for the second quarter of 2013, as amended, increased by $(1,933,000) to $(14,746,000). The net loss per share attributable to common stockholders increased by $(0.02) per share to $(0.16) per share. The net loss attributable to common stockholders for the six months ended June 30, 2013, as amended, increased by $(1,959,000) to $(16,391,000). The net loss per share attributable to common stockholders increased by $(0.03) per share to $(0.21) per share for the period.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of Series B redeemable convertible preferred stock and warrants to purchase common stock, with proceeds to the Company of approximately $7.0 million. At the same time we converted approximately $6.3 million in outstanding convertible notes to Series B redeemable convertible preferred stock. In December 2013, we completed a private placement of shares of common stock, with gross proceeds of approximately $18 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of June 30, 2014, we had an accumulated deficit of $382.5 million. We recorded annual net losses of $64.6 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Revenue

For the quarter ended June 30, 2014, we recognized $101 000 in revenue related to sublicensing agreements involving our former gene therapy program. For the three month period ended June 30, 2013, we recognized revenues of $314,000 in revenue from such sublicenses. For the six month period ending June 30, 2014, we recognized revenues of $205,000 in revenue from sublicensing arrangements, a decrease from $336,000 for the same period in 2013, as a result of reduced grant revenue.

Research and Development

Research and development expenses were $1.9 million for the quarter ended June 30, 2014, compared to $3.6 million for the quarter ended June 30, 2013. Research and development expenses were $2.9 million for the six month period ended June 30, 2014, compared to $4.2 million for the six month period ended June 30, 2013. The decreases in research and development costs for both periods are due to a non-cash $3.0 million one-time technology access fee we incurred in April of 2013. Excluding this non-cash technology access fee, research and development expense increased $1.2 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 and increased $1.6 million for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013 due to an increase in discovery, laboratory, nonclinical testing, research and development collaborations, consulting, and clinical development planning expenses for all of our product candidates.

Research and development expenses are expected to increase in 2014 compared to 2013 as we plan to continue investing substantial resources to research and development as we prepare to initiate clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $2.0 million for the quarter ended June 30, 2014 compared to $2.8 million for the quarter ended June 30, 2013. The $0.8 million decrease in general and administrative expense was due to investment fees incurred in 2013 for our Series B redeemable convertible preferred stock private placement. General and administrative expenses were $3.6 million for the six month period ended June 30, 2014 compared to $3.6 million for the six month period ended June 30, 2013. This increase is due to higher legal expenses to satisfy our obligations as a public company and staffing expenses, offset by reduced investment fees resulting from the fees incurred in 2013 for our Series B redeemable convertible preferred stock private placement.

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

Derivative Liabilities

During the quarter ended June 30, 2014, we recognized gains on derivative liabilities of $17.6 million for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B redeemable convertible preferred stock issued in June and July 2013. During the quarter ended June 30, 2013, we recognized a loss on derivative liabilities of $6.1 million for warrants issued in June 2013 and the conversion feature of the shares of Series B redeemable convertible preferred stock issued in June 2013. For the six month period ended June 30, 2014, we recognized a gain on derivative liabilities of $8.9 million compared to $6.0 million loss for the six month period ended June 30, 2013. Derivative liabilities are adjusted to fair value each reporting period and are influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On June 30, 2014, the price per share of the Company’s common stock was $0.44 per share compared to $0.50 per share at December 31, 2013.

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

Liquidity and Capital Resources

We have incurred net losses since inception through June 30, 2014 of $382.5 million, of which $315.5 million was incurred in the Company’s prior focus on gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash and cash equivalents of $12.6 million and $20.4 million at June 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities for the six month periods ended June 30, 2014 and 2013 was $6.7 million and $2.4 million, respectively. For the six month period ended June 30, 2014, cash used in operations was attributable to the net loss for the year, after adding back the impact of non-cash income related to derivative liabilities, stock-based compensation expense, and depreciation expenses, a decrease in accrued liabilities and an increase in receivables and prepaid expenses. For the six month period ended June 30, 2013, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for shares issued for technology access fee, amortization of loan discount, stock-based compensation expense, depreciation expenses and loss on disposal of equipment, offset by a decrease in accrued liabilities and a decrease in receivables. Net cash used in investing activities for the six month period ended June 30, 2014 and June 30, 2013 were $1.1 million and $.06 million, respectively, due to purchases of equipment. Net cash provided by financing activities for the six month period ended June 30, 2013 was $9.0 million due to proceeds from Series B redeemable convertible preferred stock and convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash as of June 30, 2014, will be sufficient to fund our projected operating requirements into the first quarter of 2015.

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

