Form 10-Q/A
period 2014-09-30
AmpliPhi Biosciences Corp
filed 2015-04-15
CIK 921114

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

EXPLANATORY NOTE

Amended Financial Statements

The Company’s previously issued September 30, 2014 financial statements have been amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at September 30, 2014 of $1,660,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $87,000 and the accretion of the stock’s redemption value of $1,250,000.
•	recognize deferred revenue and deferred costs related to certain sub-licensing agreements. This change resulted in an increase of in revenue of $103,000 and an increase of in G&A expense of $73,000 in the third quarter of 2014 and a reduction in revenues of $2,000 and a reduction in G&A expense of $88,000 for the nine months ended September 30, 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded by error as equity instruments. This adjustment resulted in the in the recording of a liability of $195,000 as of September 30, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants under a Monte Carlo valuation model. The change in assumptions resulted in a increase of $6,410,000 for the compound derivative liability and a decrease in the liability for 2013 warrants of $1,109,000. The gain on derivative liabilities was increased by $2,104,000 and $1,260,000 for the third quarter and the nine months ended September 30, 2014, respectively.

As a result of these corrections, the Company’s net income attributable to common stockholders for the third quarter of 2014, as amended, increased $1,496,000 to $20,884,000. Net income per share attributable to common stockholders rose by $0.01 per share to $0.11 per share. Net income attributable to common stockholders for the nine months ended September 30, 2014, as amended, increased by $56,000 to $22,818,000. Net income per share attributable to common stockholders was unchanged for the period.

The Company’s net loss attributable to common stockholders for the third quarter of 2013, as amended, increased by $(5,139,000) to $(49,039,000). The net loss per share attributable to common stockholders increased by $(0.05) per share to $(0.49) per share. The net loss attributable to common stockholders for the nine months ended September 30, 2013, as amended, increased by $(7,098,000) to $(65,430,000). The net loss per share attributable to common stockholders increased by ($0.08) per share to $(0.76) per share for the period.

AmpliPhi Biosciences Corporation
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$9,786,000	$20,355,000
Accounts receivable	27,000	8,000
Prepaid expenses and other current assets	448,000	297,000
Total current assets	10,261,000	20,660,000
Property and equipment, net of accumulated depreciation of $559,000 and $473,000 as of September 30, 2014 and December 31, 2013, respectively	1,283,000	145,000
Intangible assets
In process research and development	12,446,000	12,446,000
Patents, net of accumulated amortization of $116,000 and $93,000 as of September 30, 2014 and December 31, 2013, respectively	377,000	400,000
Goodwill	7,562,000	7,562,000
Total intangible assets	20,385,000	20,408,000
Total assets	$31,929,000	$41,213,000
Liabilities, Series B Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,840,000	$2,147,000
Deferred revenue	246,000	244,000
Accrued severance	449,000	—
Total current liabilities	2,535,000	2,391,000
Long term liabilities
Derivative preferred shares conversion liability	14,043,000	40,791,000
Derivative warrants liability	6,035,000	16,871,000
Deferred tax liability	3,078,000	3,078,000
Accrued severance	210,000	—
Total long term liabilities	23,366,000	60,740,000
Total liabilities	25,901,000	63,131,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,859,978 shares issued and outstanding at December 31, 2013 (liquidation preference of $13,712,000 and 13,022,000 at September 30, 2014 and December 31, 2014, respectively)	1,660,000	707,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 187,159,093 shares issued and outstanding at September 30, 2014 and 182,535,562 shares issued and outstanding at December 31, 2013	1,872,000	1,825,000
Additional paid-in capital	362,001,000	358,828,000
Paid-in-capital – contingent shares	1,837,000	1,837,000
Accumulated deficit	(361,342,000)	(385,115,000)
Total stockholders’ equity (deficit)	4,368,000	(22,625,000)
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity (deficit)	$31,929,000	$41,213,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$103,000	$(3,000)	$308,000	$333,000
Operating expenses
Research and development	1,793,000	1,123,000	4,692,000	5,359,000
General and administrative	1,701,000	1,215,000	5,289,000	4,772,000
Severance charge	1,840,000	—	1,840,000	—
Total operating expenses	5,334,000	2,338,000	11,821,000	10,131,000
Loss from operations	(5,231,000)	(2,341,000)	(11,513,000)	(9,798,000)
Other income (expense)
Gain (loss) on derivative liabilities	26,438,000	(46,380,000)	35,286,000	(52,350,000)
Amortization of note discount and patents	—	(23,000)	—	(2,660,000)
Interest expense, net	—	(9,000)	—	(233,000)
Other income (expense), net	26,438,000	(46,412,000)	35,286,000	(55,243,000)
Net income (loss)	21,207,000	(48,753,000)	23,773,000	(65,041,000
Accretion of Series B redeemable convertible preferred stock	(323,000)	(286,000)	(955,000)	(389,000)
Net loss attributable to common stockholders	$20,884,000	$(49,039,000)	$22,818,000	$(65,430,000)
Per share information:
Net income (loss) per share – basic	$0.11	$(0.49)	$0.12	$(0.76)
Net income (loss) per share – diluted	0.07	(0.49)	0.07	(0.76)
Weighted average number of shares of common stock outstanding – basic	187,159,093	99,156,809	184,445,172	85,688,356
Weighted average number of shares of common stock outstanding – diluted	315,990,084	99,156,809	323,604,642	85,688,356

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Shareholders' Equity (Deficit)
	Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2012 (Restated)	—	$—	66,908,810	$669,000	$332,806,000	$(320,532,000)	$12,943,000
Net income (loss)	—	—	—	—	—	(64,583,000)	(64,583,000)
Stock-based compensation	—	—	—	—	1,437,000	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	3,000,000
Accretion of Series B convertible preferred stock to its redemption value	—	618,000	—	—	(618,000)	—	(618,000)
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,969,000	—	7,084,000
Stock options exercised	—	—	61,018	1,000	12,000	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—
Balances, December 31, 2013 (Restated)	8,859,978	707,000	182,535,562	1,825,000	360,665,000	(385,115,000)	(22,625,000)
Net income (loss)	—	—	—	—	—	23,773,000	23,773,000
Accretion of Series B convertible preferred stock to its redemption value	—	955,000	—	—	(955,000)	—	(955,000)
Warrants exercised	—	—	2,734,151	28,000	1,566,000	—	1,594,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	687,000	—	706,000
Stock-based compensation	—	—	—	—	714,000	—	714,000
Stock-based compensation - severance	—	—	—	—	1,161,000	—	1,161,000
Balances, September 30, 2014 (Unaudited) (Restated)	8,671,040	$1,660,000	187,159,093	$1,872,000	$363,838,000	$(361,342,000)	$4,368,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Cash flows from operating activities
Net income (loss) from operations	$23,773,000	$(65,041,000)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
Derivative liability (gain) loss	(35,286,000)	52,350,000
Shares issued for technology access fee	—	3,000,000
Amortization of patents	23,000	23,000
Amortization of note discount	—	2,637,000
Warrants issued as investment fees	—	759,000
Depreciation	59,000	66,000
Stock-based compensation	714,000	1,206,000
Stock-based compensation - severance	1,161,000	—
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	(19,000)	(125,000)
Tax refund	—	618,000
Accounts payable and accrued expenses	(305,000)	(453,000)
Accrued severance	659,000	—
Prepaid expenses and other current assets	(151,000)	(153,000)
Interest on loan notes	—	233,000
Net cash used in operating activities	(9,372,000)	(4,880,000)
Cash flows from investing activities
Purchases of property and equipment	(1,197,000)	(97,000)
Net cash used in investing activities	(1,197,000)	(97,000)
Cash flows from financing activities
Proceeds from Series B redeemable convertible preferred stock	—	7,000,000
Proceeds from convertible loan notes	—	2,000,000
Payment of convertible loan note	—	(26,000)
Net cash provided by financing activities	—	8,974,000
Net increase (decrease) in cash and cash equivalents	(10,569,000)	3,997,000
Cash and cash equivalents, beginning of period	20,355,000	862,000
Cash and cash equivalents, end of period	$9,786,000	$4,859,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$955,000	$618,000

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

In 2012, the rights to SPH Holdings Pty Ltd’s know-how and phage libraries were acquired in a business combination with an aggregate value of $7,172,000. Goodwill in the amount of $3,929,000 was recorded. In management’s opinion, no goodwill has been impaired as of September 30, 2014 and December 31, 2013.

In 2011, the rights to Biocontrol Limited’s patents and phage libraries were acquired in a business combination with an aggregate value of $8,584,000. Goodwill in the amount of $3,633,000 was recorded. In management’s opinion, no goodwill has been impaired as of September 30, 2014 and December 31, 2013.

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

2. Preferred Shares

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,016,080 shares of Preferred Stock as Series B redeemable convertible preferred stock with an initial stated value of $1.40 and par value of $0.01. Each Series B redeemable convertible preferred stock is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B redeemable convertible preferred stock shares may be converted to common stock by the holder of the shares at any time. The Series B redeemable convertible preferred stock shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B redeemable convertible preferred stock stated value upon the closing of which the shares of common stock of the Company shall be listed for trading on the New York Stock Exchange. The Series B redeemable convertible preferred stock shares are also convertible into common shares upon the election of the holders of two-thirds of the outstanding Series B redeemable convertible preferred stock shares. Until conversion, the holders of Series B redeemable convertible preferred stock shall be entitled to receive dividends of 10% of the Series B redeemable convertible preferred stock stated value per annum.

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

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B redeemable convertible preferred stock and warrants to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $6,917,000. As part of the same transaction, the Company converted $5,491,001 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B redeemable convertible preferred stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $6,029,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B redeemable convertible preferred stock and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B redeemable convertible preferred stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $2,386,000.

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

On May 16, 2014, 188,938 preferred shares were converted into 1,889,380 shares of common stock. Due to this conversion, $707,000 was reclassified out of the derivative liability account and into equity.

The Company re-measured the fair value of the conversion feature at September 30, 2014 and recorded an $19.4 million gain on derivative liabilities during the third quarter to adjust the liability associated with the conversion feature to an estimated fair value of $14.0 million. The change in fair value and the associated gain was primarily attributable to a decline in the market value of our common stock as of September 30, 2014.

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

On June 26, 2014, 3,855,714 warrants, issued on June 26, 2013, were exercised. Due to this exercise, 2,734,151 shares of common stock were issued and $1,594,000 was classified out of the derivative liability account and into equity.

The Company re-measured the fair value of the liability warrants at September 30, 2014 and recorded a $7.1 million gain on derivative liabilities during the third quarter to adjust the liabilities associated with the warrants to their estimated fair values totaling $6.0 million. The change in fair value and the resulting gain was attributable to a decline in the market value of our common stock as of September 30, 2014.

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

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income statement category:
Research and development	$38,000	$40,000	$116,000	$153,000
General and administrative	209,000	208,000	598,000	1,053,000
Severance charge	1,161,000	—	1,161,000	—
Total stock-based compensation expense	$1,408,000	$248,000	$1,875,000	$1,206,000

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2013	25,721,000	$0.19	9.15	$6,451,441
Granted	—	—
Exercised	—	—
Forfeited	3,137,378	0.19
Expired	2,000	13.10
Outstanding at September 30, 2014	22,581,622	$0.19	2.15	$862,982
Exercisable at September 30, 2014	19,972,558	$0.19	1.35	$822,989

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

5. Severance Charge

On September 15, 2014, by mutual agreement of the Board of Directors (the “Board”) of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company, effective September 15, 2014. In accordance with Mr. Young’s employment agreements, the Company recorded a severance charge in the quarter ended September 30, 2014 of $1,840,000 related to severance-period compensation and benefits, as well as stock-based compensation expense related to the accelerated vesting of stock options. The composition of the severance charge is as follows:

Compensation and benefits	$679,000
Stock-based compensation expenses related to accelerated vesting	1,161,000
Total severance charge	$1,840,000

6. Correction of Error

The Company’s previously issued September 30, 2014 financial statements have been amended to:

•	reclassify its Series B Redeemable Convertible Preferred Stock from Stockholders’ Equity (Deficit) to temporary equity due to the stock’s redemption features. This adjustment resulted in a reclassification at September 30, 2014 of $1,660,000 of Stockholders’ Equity (Deficit) to Series B Redeemable Convertible Preferred Stock, including the par value of these shares of $87,000 and the accretion of the stock’s redemption value of $1,250,000.
•	recognize deferred revenue and deferred costs related to certain sub-licensing agreements. This change resulted in an increase of in revenue of $103,000 and an increase of in G&A expense of $73,000 in the third quarter of 2014 and a reduction in revenues of $2,000 and a reduction in G&A expense of $88,000 for the nine months ended September 30, 2014.
•	reclassify certain warrants issued in 2011 as liability instruments. These warrants were previously recorded by error as equity instruments. This adjustment resulted in the in the recording of a liability of $195,000 as of September 30, 2014.
•	adjust goodwill for the acquisitions of Biocontrol and SPH for acquired deferred tax liabilities and errors in previous reporting. This change resulted in an increase of $1,685,000 in goodwill related to the Biocontrol acquisition and $1,548,000 in goodwill related to the acquisition of SPH.
•	modify the key assumptions employed to value the compound derivative associated with the Series B Redeemable Convertible Preferred Stock and the Company’s 2013 warrants under a Monte Carlo valuation model. The change in assumptions resulted in a increase of $6,410,000 for the compound derivative liability and a decrease in the liability for 2013 warrants of $1,109,000. The gain on derivative liabilities was increased by $2,104,000 and $1,260,000 for the third quarter and the nine months ended September 30, 2014, respectively.

As a result of these corrections, the Company’s net income attributable to common stockholders for the third quarter of 2014, as amended, increased $1,496,000 to $20,884,000. Net income per share attributable to common stockholders rose by $0.01 per share to $0.11 per share. Net income attributable to common stockholders for the nine months ended September 30, 2014, as amended, increased by $56,000 to $22,818,000. Net income per share attributable to common stockholders was unchanged for the period.

The Company’s net loss attributable to common stockholders for the third quarter of 2013, as amended, increased by $(5,139,000) to $(49,039,000). The net loss per share attributable to common stockholders increased by $(0.05) per share to $(0.49) per share. The net loss attributable to common stockholders for the nine months ended September 30, 2013, as amended, increased by $(7,098,000) to $(65,430,000). The net loss per share attributable to common stockholders increased by ($0.08) per share to $(0.76) per share for the period.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of Series B redeemable convertible preferred stock and warrants to purchase common stock, with proceeds to the Company of approximately $7.0 million. At the same time we converted approximately $6.3 million in outstanding convertible notes to Series B redeemable convertible preferred stock. In December 2013, we completed a private placement of shares of common stock, with gross proceeds of approximately $18 million, prior to commissions. To date, we have not generated any meaningful revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of September 30, 2014, we had an accumulated deficit of $361.3 million. We recorded annual net losses attributable to common stockholders of $65.2 million in 2013 and $1.1 million in 2012. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Revenue

We recognized $103,000 in revenues for the quarter ended September 30, 2014. For the nine month period ending September 30, 2014, we recognized revenues of $308,000 from sublicensing arrangements, a decline of $25,000 from $333,000 for the same period in 2013 as a result of reduced grant revenue.

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

General and Administrative

General and administrative expenses were $1.7 million for the quarter ended September 30, 2014 compared to $1.2 million for the quarter ended September 30, 2013. The $0.5 million increase in general and administrative expense was due primarily to a $0.3 million accrual for payments to certain shareholders as required by the terms of our Series B Preferred Stock Purchase Agreement and deferred expenses related to certain sublicensing arrangements of $0.2 million.

General and administrative expenses were $5.3 million for the nine month period ended September 30, 2014 compared to $4.8 million for the nine month period ended September 30, 2013. This increase of $0.5 million was attributable to the accrual of payments to certain shareholders outlined above and higher legal, accounting, and staffing expenses incurred to satisfy our obligations as a public company.

We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to additional costs associated with being a public company.

Severance Charge

The Company recorded a severance charge in the quarter ended September 30, 2014 of $1,840,000 related to severance-period compensation and benefits and stock-based compensation expense related to the acceleration of vested stock options related to the termination of the Company’s Chief Executive Officer during the quarter.

Derivative Liabilities

During the quarter ended September 30, 2014, we recognized a gain on derivative liabilities of $26.4 million related to reductions in the fair value of derivative liabilities for warrants issued in June, July, and December 2013 and the conversion feature of the shares of Series B redeemable convertible preferred stock issued in June and July 2013. The reduction in fair value was primarily attributable to a decline in the market value of our common stock at September 30, 2014 as compared to June 30, 2014. During the quarter ended September 30, 2013, we recognized a loss on derivative liabilities of $46.4 million for warrants issued in June 2013 and the conversion feature of the shares of Series B redeemable convertible preferred stock issued in June 2013.

For the nine month period ended September 30, 2014, we recognized a gain on derivative liabilities of $35.3 million compared to $52.4 million loss for the nine month period ended September 30, 2013, primarily attributable to a decline in the market value of our common stock at September 30, 2014 as compared to December 31, 2013.

Derivative liabilities are adjusted to fair value each reporting period and are influenced by several factors including the price of the Company’s common stock as of the balance sheet date. On September 30, 2014, the price per share of the Company’s common stock was $0.22 per share compared to $0.50 per share at December 31, 2013.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any U.S. federal or state income taxes. As of December 31, 2013, we had accumulated approximately $175.4 million in U.S., Australian and UK operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through September 30, 2014 of $361.3 million, of which $315.5 million was incurred in the Company’s prior focus on gene therapy in 2010 and years earlier. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term.

We had cash and cash equivalents of $9.8 million and $20.4 million at September 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities for the nine month period ended September 30, 2014 was $9.4 million. We recorded net income for the nine-month period of $23.8 million, including a non-cash gain on derivative liabilities of $35.3 million. Other items in uses of funds from operations included non-cash charges related to stock-based compensation expense, depreciation expense, and patent amortization, which collectively totaled $2.0 million. Increases in accounts payable and accrued liabilities increased net cash from operating activities by $0.3 million and were partially offset by an increase in receivables and prepaid expenses of $0.2 million.

Net cash used in operating activities for the nine month period ended September 30, 2013 was $4.9 million. We recorded a net loss of $65.0 for the period, including a non-cash charge on derivative liabilities of $52.4 million. The net impact of these two factors was a use of funds of $12.7 million. Other items in uses of funds from operations included non-cash charges for a technology access, amortization of loan discount, stock-based compensation expense, depreciation expenses, warrant-based investment fees, and a loss on disposal of equipment, which collectively totaled $6.4 million. Net changes in accrued liabilities, receivables and other assets also generated $0.1 million in cash.

Net cash used in investing activities for the nine month period ended September 30, 2014 and September 30, 2013 were $1,197,000 and $97,000, respectively, due to purchases of equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $9.0 million due to proceeds from our issuance of 1) shares of Series B redeemable convertible preferred stock and 2) convertible loan notes. We expect 2014 cash requirements to be in the range of $15.0 million to $17.0 million. We believe that our cash balances as of September 30, 2014, will be sufficient to fund our projected operating requirements through the first quarter of 2015.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: April 15, 2015	By	/s/ David E. Bosher
Name: David E. Bosher
Title: Interim Chief Financial Officer

