Form 10-K
period 2014-12-31
AmpliPhi Biosciences Corp
filed 2015-04-15
CIK 921114

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of April 10, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2014 (the last business day of the Registrant’s most recently completed second quarter) as reported on the OTCQB, was approximately $62,219,991. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2015, the Registrant had outstanding 277,946,973 shares of Common Stock.

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2014 are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report.

TABLE OF CONTENTS

AMPLIPHI BIOSCIENCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
•	our clinical development plans, including planned clinical trials;
•	our research and development plans, including our plans to initiate at least one new clinical study in 2015;
•	our ability to select combinations of phages to formulate our product candidates;
•	the safety and efficacy of our product candidates;
•	the anticipated regulatory pathways for our product candidates;
•	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
•	the content and timing of submissions to and decisions made by the FDA and other regulatory agencies;
•	our ability to leverage the experience of our management team;
•	our ability to attract and keep management and other key personnel;
•	the capacities and performance of our suppliers, manufacturers, contract research organizations, or CROs, and other third parties over whom we have limited control;
•	the actions of our competitors and success of competing drugs that are or may become available;
•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
•	the benefits of our product candidates;
•	market and industry trends;
•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
•	our financial performance, including our net operating losses, derivative liabilities, cash flows, expected uses of anticipated cash flow, funding requirements and market risk;
•	our expectations regarding future planned expenditures;
•	our ability to effectively remediate any significant deficiencies or material weaknesses in our internal control over financial reporting;
•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates; and
•	our ability to operate our business without infringing the intellectual property rights of others.

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

In February 2014 our shareholders approved a plan for us to reincorporate as AmpliPhi Biosciences Corporation in the State of Delaware at such time as is determined by our Board of Directors. The reincorporation would be effected through a merger of our current Washington entity with a newly-formed Delaware entity.

Company Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel phage therapeutics. Our proprietary pipeline is based on the use of bacteriophages, a family of viruses that infect only bacteria. Phages have powerful and highly selective mechanisms of action that permit them to target and kill specific bacterial pathogens, including the so-called multi-drug-resistant or “Superbug” strains.

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

The extensive use of antibiotics, since their discovery in the 1940s, has resulted in drug resistance among many disease-causing bacteria. Resistance to antibiotics, according to the Centers for Disease Control, threatens to reverse the medical advances of the last half-century. Examples of clinically important microbes that are rapidly developing resistance to available antimicrobials include bacteria that cause skin, bone, lung and bloodstream infections (e.g., S. aureus and MRSA), pneumonia and lung infections in the community, hospital and cystic fibrosis (e.g., A. baumanii , P. aeruginosa , and K. pneumoniae ), meningitis (e.g., S. pneumonia ), urinary tract and gastrointestinal infections (e.g., E. coli and C. difficile ). As a phage kills bacteria in ways entirely unlike the mechanisms used by antibiotics, multi-drug resistant bacteria are not resistant to a phage in the same manner. Furthermore, as new resistant bacteria emerge, it may be possible to identify new phages that will still have efficacy.

Our lead program is AmpliPhage-002, for the treatment of S. aureus infections (including methicillin-resistant MRSA). We also have two other product candidates in development: AmpliPhage-001 for the treatment of P. aeruginosa lung infections in cystic fibrosis (CF) patients, and AmpliPhage-004 for the treatment of C. difficile infections.

We are developing these phage product candidates using our proprietary discovery and development platform, which is designed for rapid identification, characterization and manufacturing of multiple phage therapies. Each product candidate combines several carefully chosen phages which target a specific disease-causing bacterial pathogen such as MRSA, P. aeruginosa and C. difficile . We believe that our understanding of unique regulatory and development requirements of bacteriophage biology combined with the clinical and scientific expertise of our collaboration partners will enable the rapid advancement of phage treatments through the clinic and eventually to the market.

In March 2013, we entered into an Exclusive Channel Collaboration with Intrexon Corporation, which we refer to as Intrexon, directed towards the research, development and commercialization of new bacteriophage-based therapies to target specific antibiotic-resistant infections, including for use in the treatment of bacterial infections associated with acute and chronic wounds, the treatment of acute and chronic P. aeruginosa lung infections, and the treatment of infections of C. difficile.

In April 2013, we entered into a collaboration agreement, which we refer to as the April Collaboration Agreement, and on September 5, 2013, we entered into a license agreement, which we refer to as the Leicester License Agreement, with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile . Pursuant to the Leicester License Agreement, we may be obligated to pay the University of Leicester a percentage royalty in the single digits and an aggregate of up to £575,000 in milestone payments. We also entered into a collaboration agreement on August 1, 2013, which we refer to as the August Collaboration Agreement, with the University of Leicester and the University of Glasgow, whereby the University of Glasgow carried out certain animal model development work. Pursuant to the August Collaboration Agreement, we were obligated to pay up to a total of approximately £205,000 for services provided. This agreement was extended for a period to expire January 22, 2015. Pursuant to the extended agreement, we were obligated to pay approximately £39,000.

In June 2013, we entered a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research focusing on developing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections.

We plan to initiate a clinical trial in 2015 in collaboration with the U.S. Army that will support the development of a treatment for S. aureus infections for wound and skin infections.

In October 2014, we renewed our collaboration agreement effective as of November 9, 2014, with the University of Leicester to develop phage therapies targeting C difficile.

The Need for New Anti-Infective Therapies

The rapid and continuous emergence of antibiotic-resistant bacteria has become a global crisis. While the numbers of novel anti-infective therapies in development are at historically low levels, antibiotic-resistant infections have dramatically increased. The Centers for Disease Control estimates that more than two million people in the United States acquire an antibiotic-resistant infection each year and more than 23,000 of these prove fatal. It is estimated that 50 – 70% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual cost for treating resistant bacterial infections in the United States alone is estimated to be $20 billion, while the global antibiotics market opportunity is estimated to be $40.3 billion by 2015.

The Centers for Disease Control’s latest report on the matter, Antibiotic Resistance Threats in the United States, 2013 , notes that there are “potentially catastrophic consequences of inaction” and ranks C. difficile as belonging to the highest tier of threat, “Urgent Threats.” Despite the potential market opportunity, only two new antibacterial drug applications were approved between 2010 and 2012 compared to eighteen in the period between 1980 and 1984. One of the primary Centers for Disease Control recommendations is the development of new antibiotics to diversify treatment options.

Product Candidates

AmpliPhage-002: Wound and Skin Infections Caused by S. aureus

In conjunction with our Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command, we are developing a phage product that is intended to effectively treat acute and chronic wound and skin infections caused by S. aureus, including infections caused by methicillin-resistant (MRSA) strains of the same bacterium. MRSA infections are one of the most common causes of hospital-acquired (nosocomial) infections and Global Data estimates the MRSA market for infections alone was more than $2.7 billion in 2007. This market is forecast to grow to more than $3.5 billion by 2019.

By screening our proprietary library of phage samples against a panel of S. aureus bacterium, we have selected a phage product mix that has demonstrated in in vitro studies greater than 85% efficacy with high overlap against a global diversity panel that includes some of the most virulent isolates of S. aureus, including MRSA identified by the U.S. Army.

We plan to initiate a clinical trial in 2015 in collaboration with the U.S. Army that will support the development of a treatment for S. aureus infections for wound and skin infections.

After extensive financial and capability evaluation and a global search we have elected to proceed with cGMP manufacturing at a wholly owned facility that has been constructed in Ljubljana, Slovenia. We have been able to access and hire highly skilled process development and phage manufacturing expertise and believe that we now have control of our proprietary platform from phage identification through final product fill and finish. Our facility inclusive of laboratory and office space is approximately 4,000 sq. ft. and is expected to produce cGMP product for our currently planned and future studies. We believe that this facility should be sufficient to meet our product needs for initial Phase 3 clinical trials. Our current formulation for AmpliPhage-002 is intended for nasal and/or topical delivery via a small spray device. We plan to further formulate our product for delivery to patients with wound and skin infections.

AmpliPhage-001: Lung Infections in Cystic Fibrosis (CF) Patients Caused by P. aeruginosa

According to Global Data in April 2013, the market for CF therapeutics was $1.2 billion in 2012 and forecasted to grow to $4.6 billion in 2017, with 65% of this market in the United States. One of our lead programs targets P. aeruginosa , the most prevalent bacterial infection that leads to the highest mortality in patients with CF with approximately 440 deaths per year in the United States. To develop our products, we have created a global “diversity” panel of relevant P. aeruginosa clinical isolates from CF clinics around the globe. Clinical isolates are bacteria isolated from patients. This diversity panel has been screened against our phage library that was isolated and characterized according to our proprietary discovery and development platform. We have demonstrated in vitro that we are able to effectively kill the targeted bacteria with a mixture of a few phages propagated in carefully selected bacterial hosts. Furthermore, our phage mix was selected to exhibit a high degree of overlap, defined as the number of bacteria targeted by more than one phage in the product. We believe that high overlap is an important factor in preventing bacteria from developing resistance to our phage products.

In collaboration with Institut Pasteur (Paris, France) and Brompton Clinic, Imperial College (London, United Kingdom), we have demonstrated in the preclinical studies described below that phages can effectively treat infections in animal models of acute P. aeruginosa lung infections. The graphic below shows the three groups from a study conducted at the Institute Pasteur. Each group consisted of eight mice. Group 1 was treated with Placebo, or PBS, Group 2 was treated with an antibiotic (note the model was optimized for this antibiotic) and Group 3 was treated with an AmpliPhi phage mix. The colored regions, measured by light, intensity, or luminescence, demonstrate where the P. aeruginosa infection is active and the bacteria are actively replicating. By the 24th hour, the surviving untreated animals (Group 1) are sacrificed as the infection has spread and in some cases has already proved lethal whereas the two treatment groups (Group 2, antibiotic and Group 3, phage) demonstrate effective reduction of the active infection.

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

We were granted an advisory meeting with United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) in the first quarter of 2014 to discuss our plans and intent to move the CF program into additional preclinical testing in preparation for a Phase 1/2 study in CF patients. We also sought advice and comment that our planned Chemistry Manufacturing and Controls (CMC) plans were acceptable to the MHRA. The MHRA concurred with our approach and plans as presented, including a first in man dose ranging clinical study in CF patients. Subject to the availability of adequate financing, we expect to continue product selection and formulation work. Upon final product selection, we plan to manufacture the AmpliPhage-001 product in our facility in Ljubljana, Slovenia.

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

According to the Centers for Disease Control, almost 250,000 people each year require hospitalization for C. difficile infections, and at least 14,000 people die each year in the United States from C. difficile infections. From 2000 through 2007, deaths in the United States from C. difficile infections increased over 400%. We are actively working with researchers at the University of Leicester and the University of Glasgow to develop a phage therapy that targets and kills all toxin types of C. difficile . We believe that orally delivered phages are well suited to treat CDI. Within this collaboration, researchers at the University of Leicester have discovered phages that have been shown to be effective against clinically-relevant strains of C. difficile isolated from around the world. Since current therapies against C. difficile are considered less than optimal, we believe that there is a significant market opportunity for our product in treating this disease.

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

A recent Centers for Disease Control report also cites that in the United States, between 5 and 10% of all patients admitted to a hospital will be affected by a hospital-acquired infection during their stay, typically requiring extended stays and additional care. There is also a significant risk of death from such infections. In the United States, the Centers for Disease Control estimates that approximately 99,000 people die from hospital-acquired infections each year. The Cystic Fibrosis Foundation estimates that P. aeruginosa accounts for 10% of all hospital-acquired infections.

Infections also occur in connection with cystic fibrosis (CF), which is a genetic disease affecting primarily Caucasians of northern European descent. According to the Cystic Fibrosis Foundation, there are approximately 50,000 cases of CF in North America and Europe. P. aeruginosa opportunistically infects the mucous membranes, primarily the lungs, of CF patients and quickly grows out of control, resulting in pneumonia. P. aeruginosa infections are notoriously resistant to known antibiotics, and treatment may be further complicated by the formation of biofilms. Biofilms are organized structures of microorganisms growing on solid surfaces (such as lung tissue) and often limit access of antibiotics to the covered tissues. Since phages attack bacteria in a manner independent of chemical antibiotic resistance mechanisms and can infect bacteria growing in biofilms, we believe that P. aeruginosa infection among CF patients represents a compelling indication to pursue. The availability of Pseudomonas  — specific phages along with validated animal models of P. aeruginosa lung infections has contributed to the development of our bacteriophage program in CF.

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

The first of these antibiotic-resistant infections to reach epidemic proportions was caused by the Gram-positive bacterium S. aureus. S. aureus resistance to a broad range of antibiotics has necessitated the use of expensive and potentially toxic “drugs of last resort”, most notably vancomycin. Antibiotic-resistant forms of S. aureus , usually termed MRSA (methicillin-resistant S. aureus ), VISA (vancomycin-intermediate S. aureus ), or VRSA (vancomycin-resistant S. aureus ), can be extremely challenging to treat. Although several antibiotics targeting S. aureus have been developed, rapidly developing bacterial resistance has been noted for all of these including linezolid, daptomycin and tigecycline. On the basis of historical evidence, resistance to these existing products is likely to increase over time, and this picture is further complicated by the reduced efficacy of conventional antibiotics against Staphylococcus biofilms.

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

Anti-Infective Treatments with Bacteriophages

Background

The dramatic rise in antibiotic resistance, the appearance of an increasing number of new “superbugs” and the lack of new antibiotics in the pipeline has prompted calls to action from many of the world’s major health bodies such as the Centers for Disease Control and the WHO, who warn of an “antibiotic cliff” and a “post-antibiotic era.” In 2009, the European Antimicrobial Resistance Surveillance System, or EARSS, concluded that “the loss of effective antimicrobial therapy increasingly threaten[s] the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by The Antimicrobial Availability Task Force, or AATF, of the Infectious Diseases Society of America, or IDSA, and the European Centre for Disease Prevention and Control, or ECDC, in conjunction with the European Medicine Agency, or EMA. Clearly, there is a pressing need to find alternative antibacterial therapies.

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

Despite numerous encouraging case studies, bacteriophage treatment was never adopted by Western medicine due to a lack of robust scientific evidence generated through systematically planned, controlled and regulated clinical trials. Recently, however, an increasing number of papers, reviews and books appearing on bacteriophage therapy indicate an increasing appetite among the scientific community and healthcare industry for developing bacteriophage therapy as part of mainstream medicine. Current biomedical technology is vastly superior to that available during the early days of bacteriophage therapy and our understanding of phage biology and the mechanisms of phage-bacterial host interaction have improved, along with advances in knowledge concerning bacterial infection. Although our knowledge of the biology, genetics and bactericidal efficacy of bacteriophages in vitro is impressive, less is known about their pharmacokinetic behavior in vivo , in particular in human subjects. To date very few human clinical trials have been conducted to modern standards in either the United States or Europe. In 2009, a U.S. Phase 1 clinical trial carried out at the Southwestern Regional Wound Care Center in venous ulcers using a mixture or “cocktail” of phages which individually attack different species of bacteria (S. aureus, P. aeruginosa and E. coli ) was reported. The results of this trial showed this multi-bacteriophage preparation to be safe in trial subjects.

These trials, alongside published reports of less well-conducted studies, suggest that phage therapy shows promise for treating infectious diseases caused by antibiotic-resistant bacteria. One, conducted by the Polish Academy of Sciences, started in 2005 and is treating a broad range of infections and clinical conditions associated with antibiotic-refractory infections. This work derives from a phage therapy clinic that has operated at this location. A second is the European Union-sponsored “Phagoburn” Phase 1/2 clinical trial, which is being conducted at multiple centers in France, Belgium and Switzerland. The project has been under way since June 2013, using a large phage mix for treatment of burn wounds infected with E. coli and P. aeruginosa .

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

In collaboration with the U.S. Army, we plan to initiate a clinical trial that will support the development of a treatment for S. aureus infections for wound and skin infections. Additionally, subject to the availability of adequate financing, we expect to continue product selection and formulation work for AmpliPhage-001, and following final product selection, in conjunction with leading Centers of Excellence in the UK, we would expect to conduct a Phase 1/2 study using AmpliPhage-001 to treat CF patients with P. aeruginosa lung infections. Through our collaboration agreement with the University of Leicester, we are also continuing to develop AmpiPhage-004 to treat patients suffering from serious gastrointestinal infections caused by C. difficile.

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

In connection with our acquisition of SPH, we entered into certain other arrangements, including the repayment under a Loan Repayment Deed (as amended) of a $770,000 loan originally made by Cellabs Pty Ltd, or Cellabs, an Australian company affiliated with Dr. Smithyman, to SPH, a consulting agreement with Dr. Smithyman and the payment of $3,017 per month to Cellabs for our laboratory space in Australia. Under the terms of the Loan Repayment Deed, the loan from Cellabs to SPH was to be repaid and fully satisfied partly in cash and partly by issuing 2,000,000 shares of our common stock to Cellabs. As of December 31, 2014, $350,000 has been paid by us to Cellabs and all 2,000,000 shares have been issued. We paid the remaining balance of $200,000 under the terms of the Loan Repayment Deed in December 2013. The SPH acquisition also included several phage therapy projects which had reached the pre-clinical or animal study stage, including the Brompton Hospital CF study, the Adelaide University MRSA chronic rhinosinusitis study and the University of Leicester C. difficile project. We believe that acquisition of SPH brings substantial phage scientific expertise and know-how to the Company sufficient to develop, manufacture and commercialize phage-based therapeutics. Under the terms of the consulting agreement with Dr. Smithyman, we were obligated to pay a fee of $10,000 per month to Dr. Smithyman, who provided management consulting services as an independent contractor for a term of 12 months ending October 2013. Between the acquisitions of Biocontrol and SPH, we believe that we are the leading therapeutically focused phage company in the world.

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

Exclusive Channel Collaboration with Intrexon

On March 29, 2013, we entered into the Exclusive Channel Collaboration with Intrexon that governs a collaboration arrangement in which AmpliPhi uses Intrexon’s technologies directed towards the research, development and commercialization of new bacteriophage-based therapies to target specific antibiotic-resistant infections. We believe that combining the broadest and most advanced synthetic biology platform with our world-leading phage capabilities will lead to the development of innovative second-generation phage products. The Exclusive Channel Collaboration establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the bacteriophage programs in the areas of project establishment and prioritization, as well as budgets and their approval, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

Intrexon is a publicly held biotechnology company focused on the industrial engineering of synthetic biology. According to Intrexon, their advanced bioindustrial engineering platform enables Better DNA TM technology by combining DNA control systems with corresponding advancements in modular transgene design, assembly and optimization to enable unprecedented control over the function and output of living cells.

Under the terms of the Exclusive Channel Collaboration, the Company will receive an exclusive, worldwide license to utilize Intrexon’s proprietary technology and expertise for the standardized design and production of genetically modified bacteriophages, which we refer to collectively as the Bacteriophage Program. The Exclusive Channel Collaboration seeks to develop bacteriophage-containing human therapeutics for use in the treatment of bacterial infections associated with acute and chronic wounds, the treatment of acute and chronic P. aeruginosa lung infections and the treatment of infections of C. difficile , which we collectively refer to as AmpliPhi Products. The Exclusive Channel Collaboration grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale and offer for sale of AmpliPhi Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of AmpliPhi Products, and otherwise is non-exclusive. Subject to limited exceptions, we may not sublicense the rights to Intrexon’s technology without Intrexon’s written consent.

Under the Exclusive Channel Collaboration, and subject to certain exceptions, we are responsible for, among other things, the performance of the Bacteriophage Program, including development, commercialization and certain aspects of manufacturing AmpliPhi Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities, subject to certain exceptions, for the bulk manufacture of products developed under the Bacteriophage Program, certain other aspects of manufacturing and costs of basic-stage research with respect to Intrexon Channel Technology and Intrexon materials, i.e., platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.

Subject to certain expense allocations and other offsets provided in the Exclusive Channel Collaboration, AmpliPhi has agreed to pay Intrexon on a quarterly basis tiered royalties on net sales derived in that quarter from the sale of AmpliPhi Products, which are based on or incorporate Intrexon’s technology, calculated on a product-by-product basis. If AmpliPhi sublicenses a product developed under the collaboration with Intrexon, AmpliPhi has likewise agreed to pay Intrexon on a quarterly basis a certain percentage of revenues received from the sublicensee. Pursuant to the Exclusive Channel Collaboration, Intrexon received 24,000,000 shares of our common stock as an upfront technology access fee. We may also pay Intrexon up to $7.5 million in aggregate milestone payments for each product, payable either in cash or equity upon the achievement of certain events. Intrexon is also entitled to tiered royalties as a percentage in the upper-single digits of the net product sales of a product developed under the Exclusive Channel Collaboration. No milestones have been achieved under the Exclusive Channel Collaboration through December 31, 2014.

The Exclusive Channel Collaboration is effective until terminated by either Intrexon or AmpliPhi. Intrexon may terminate the Exclusive Channel Collaboration if AmpliPhi fails to use diligent efforts to develop and commercialize AmpliPhi Products or if AmpliPhi elects not to pursue the development of an AmpliPhi Program identified by Intrexon that is a “Superior Therapy” as defined in the Exclusive Channel Collaboration. AmpliPhi has the right to terminate the Exclusive Channel Collaboration upon 90 days’ written notice to Intrexon at any time.

Upon termination of the Exclusive Channel Collaboration, AmpliPhi may continue to develop and commercialize any AmpliPhi Product that, at the time of termination:

•	is being commercialized by the Company;
•	has received regulatory approval;
•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or
•	is the subject of an ongoing Phase 2 or completed Phase 3 clinical trial in the field.

AmpliPhi’s obligation to pay royalties described above with respect to these “retained” products will survive termination of the Exclusive Channel Collaboration.

The Company incurred expenses for services under the Exclusive Channel Collaboration of $862,000 and $440,000 for the years ended December 31, 2014 and 2013, respectively.

Global R&D Agreement with U.S. Army

In June 2013, we entered a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement will focus on developing bacteriophage therapeutics to treat at least three types of infections: S. aureus, E. coli and P. aeruginosa. The increasing prevalence of antibiotic-resistant bacteria poses a serious threat to public health and military personnel and is a major problem in hospitals and clinics around the world. The initial indication will be wounds and skin infections from S. aureus , which is the leading pathogen in healthcare-associated infections in the United States as a whole, accounting for 30.4% of surgical site infections.

In connection with our Collaborative Research and Development Agreement with the U.S. Army, we submitted a Pre-Investigational New Drug Application briefing package to the FDA to obtain their feedback on our Chemistry, Manufacturing and Controls (CMC) program and plans for our first human study with our lead product, AmpliPhage-002 ( S. aureus ). The FDA endorsed our plan for progressing bacteriophage therapy to the clinic, specifically agreeing to our platform’s manufacturing process, product specifications and the absence of any need of non-clinical toxicology to initiate our first Phase 1 study.

We plan to conduct our Phase 1 study at the Walter Reed Army Institute of Research and to conduct further clinical trials at various sites throughout the world. We plan to initiate a clinical trial in 2015 in collaboration with the U.S. Army that will support the development of a treatment for S. aureus infections for wound and skin infections.

We will retain global regulatory ownership and commercial rights to all products developed by us under the agreement. United States Army Medical Research and Materiel Command will gain access rights to any products developed. We also have the rights to exclusively license any intellectual property developed by United States Army Medical Research and Materiel Command under the collaboration on terms to be agreed upon.

The Collaborative Research and Development Agreement expires in June 2018 and can be terminated by either United States Army Medical Research and Materiel Command or AmpliPhi upon 60 days’ written notice to the other party at any time.

University of Leicester Development Agreements

In April and September 2013, we entered into a collaboration agreement and license agreement, respectively, with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile. We also entered into a related agreement with the University of Leicester and the University of Glasgow, whereby the University of Glasgow carried out certain animal model development work.

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

The collaboration agreement expires on November 12, 2015 and is terminable by either party upon (a) material breach by the other party, subject to a 90-day cure period, (b) the inability of the principal investigator to continue the collaboration or (c) our bankruptcy or winding up of our operations.

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

Sale of Assets to Celladon Corporation

On June 27, 2012, we entered into an asset purchase agreement and amended and restated license agreement, or license agreement, with Celladon Corporation, or Celladon, where we sold and transferred all of our rights and interest in our gene therapy business, subject to certain limitations relating to rights contained in our license agreements with the University of Pennsylvania and Genzyme Corporation. Pursuant to our license agreement with the University of Pennsylvania, or UPenn, we may be obligated to make certain royalty and license payments to UPenn as a result of Celladon’s (or its affiliate’s or licensee’s) use of certain technology licensed under our license agreement with Celladon. Pursuant to the license agreement with Celladon, Celladon has agreed to comply with certain terms of the UPenn license agreement and to reimburse us for any payments that come due under the UPenn license agreement. In each of June 2014 and May 2013, we received sublicense maintenance fees from Celladon in the amount of $0.31 million. Celladon’s obligation to pay us these sublicense maintenance fees continues until the earlier of Celladon’s termination of the agreement (which it may elect to do at any time upon thirty days’ notice to us) or expiration of the patents related to the licensed technology.

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

We hold or have exclusive license rights to five U.S. patents and four foreign patents, expiring on various dates between 2024 and 2029. These patents relate to the therapeutic uses of bacteriophages, bacteriophage compositions, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, biofilm disrupting agents, methods to reduce antibiotic resistance, and methods to design therapeutic combination panels of bacteriophage.

US 7758856 and national patents within the EU deriving from PCT WO2004062677; Bacteriophage for the treatment of bacterial biofilms

Under an existing license from the United Kingdom Secretary of State for the Department of Health (DoH), we have exclusive rights to develop and exploit technologies relating to the use of bacteriophages combined with biofilm-disrupting agents in treating biofilm infections. The patent specifies agents able to facilitate the penetration of biofilms, and their combination with therapeutic bacteriophage preparations. The priority date for these patents is January 10, 2003 and the date of U.S. grant is July 20, 2010. The date of expiration is December 5, 2026 in the United States (noting Patent Term Adjustment, PTA, by the United States Patent and Trademark Office, or USPTO). The patent is also granted in the European Union (France, Germany, Netherlands, Switzerland/Liechtenstein and the United Kingdom). The date of expiration is January 12, 2024 in the European Union. Pursuant to this license agreement, we may be required to pay the United Kingdom DoH aggregate milestone payments of up to £10,000 per product and single-digit royalties. The agreement, which may be terminated by the DoH upon our default, continues until the earlier of such termination or the expiry of the DoH’s rights in the licensed intellectual property.

US 7807149, US 8105579, US 8388946, continuation application and national filings deriving from PCT WO2005009451; Bacteriophage containing therapeutic agents

Through our wholly owned subsidiary, Biocontrol Ltd, we have three granted U.S. patents and a pending continuation application filed. The granted patents relate to therapeutic, sequential use of bacteriophages in combination with conventional antibiotics, to bacteriophage compositions, and to the uses of bacteriophages. The filed continuation application relates to genetic sequence variation around the protected agents. The earliest priority date for these patents is July 23, 2003. Dates of U.S. grant are October 5, 2010, January 31, 2012 and March 5, 2013. The dates of expiry for the granted patents are March 18, 2027 (noting PTA by the USPTO), July 23, 2024 and July 23, 2024 in the United States. The national application in Australia was granted as AU 2004258731 on June 10, 2010, with July 23, 2024 as the date of expiry. Examination in other jurisdictions is proceeding: for example, in the EU, claims for bacteriophage compositions are approaching allowance; and divisional application (EP2570130) granted on 26 November 2014 with claims directed at therapeutic and non-therapeutic applications of bacteriophage. Patent term expiry in Europe is 23 July 2024.

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

PCT WO2013/16464 (United Kingdom priority filing 1207910.9); Therapeutic bacteriophage compositions

Through our wholly owned subsidiary, Biocontrol Ltd, we have a PCT application relating to the design of effective combinations of bacteriophages. The earliest priority date for this application is May 4, 2012. The PCT application published on November 7, 2013, and national phase applications are currently progressing in the US, Canada, Europe, Japan, and Australia.

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

Manufacturing and Supply

The manufacturing process for our bacteriophage product is currently under development. We have developed our own manufacturing capabilities at a wholly owned facility in Ljubljana, Slovenia. Our facility must comply with applicable cGMP regulations, which require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA, and certain state agencies, including the applicable government agency where the facility is located, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Our facility in Ljubljana, Slovenia is subject to inspection and regulation by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia. As a result of an initial inspection, we are taking certain non-critical corrective actions regarding the manufacture of AmpliPhage-002, which we believe will lead to Drug Product cGMP certification by JAZMP to manufacture AmpliPhage-002; however, there can be no assurance that we will receive such certification. Accordingly, we must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved New Drug Application/Biologics License Application, or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior regulatory approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further regulatory review and approval, including approval by the FDA.

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

United States Product Development Process

In the United States, the FDA regulates biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or the PHS Act, and related regulations. Biological products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally includes the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements, or GLP, or other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;
•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use or uses;
•	submission to the FDA of a Biologics License Application (BLA) for a new biological product;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•	potential FDA audit of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the Biologics License Application which must occur before a biological product can be marketed or sold.

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

Before testing any compounds with potential therapeutic value in humans, the biological product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product biology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the biological product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the Investigational New Drug Application. The Investigational New Drug Application automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the Investigational New Drug Application on a clinical hold within that 30-day time period. In such a case, the Investigational New Drug Application sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be certain that submission of an Investigational New Drug Application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written Investigational New Drug Application safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests that there may be a significant risk for human subjects. The FDA or the sponsor or, if used, its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients. Suspension of a clinical study due to safety risks attributed to the investigational product will result in termination of the study and possibly others that are underway.

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

United States Review and Approval Processes

In order to obtain approval to market a biological product in the United States, a Biologics License Application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational biological product for the proposed indication. The application includes all data available from nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s manufacture and composition, and proposed labeling, among other things. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the Biologics License Application for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each Biologics License Application must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2014, the user fee for an application requiring clinical data, such that the biological product candidate does not undergo unacceptable deterioration over its shelf life as a BLA, is $2,169,100. PDUFA also imposes an annual product fee for biologics ($104,060), and an annual establishment fee ($554,600) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication

The FDA has 60 days from its receipt of a Biologics License Application to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any Biologics License Application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the Biologics License Application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the Biologics License Application submission is accepted for filing, the FDA reviews the Biologics License Application to determine, among other things, whether the proposed product is safe and effective for its intended use, has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP regulations to assure and preserve the product’s identity, safety, strength, quality, potency, and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may ultimately decide that the New Drug Application/Biologics License Application does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an Investigational New Drug Application (falling after issuance of the patent) and the submission date of a New Drug Application, plus the time between the submission date of a Biologics License Application and the approval of that application. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the United States Patent and Trademark Office in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension. Up to five years of interim one-year extensions are available if a product is still undergoing development or FDA review at the time of the expiration.

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

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP and other FDA regulatory requirements. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a Biologics License Application is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Employees

As of April 3, 2015, we had eighteen full-time employees and five part-time employees.

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

We are developing our product candidates with bacteriophage technology. We have not, nor to our knowledge has any other company, received regulatory approval from the U.S. Food and Drug Administration, or FDA, or equivalent foreign agencies for a pharmaceutical drug based on this approach. While in vitro studies have characterized the behavior of bacteriophages in cell cultures and there exists a body of literature regarding the use of phage therapy in humans, the safety and efficacy of phage therapy in humans has not been extensively studied in well-controlled modern clinical trials. Most of the prior research on phage-based therapy was conducted in the former Soviet Union prior to and immediately after World War II and lacked appropriate control group design or lacked control groups at all. Furthermore, the standard of care has changed substantially during the ensuing decades since those studies were performed, making claims of improved cure rates open for debate. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophage that target the desired bacteria for that product candidate. The selection of bacteriophage for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected an initial formulation of AmpliPhage-002 for the treatment of methicillin-resistant S. aureus (MRSA) infections, there can be no assurance that this will be the final formulation of AmpliPhage-002 for commercialization. In addition, we are still finalizing initial formulations of AmpliPhage-001 and AmpliPhage-004. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

We must hire a new chief executive officer and additional members of our senior management team.

By mutual agreement of the Board of Directors of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company in September 2014. We are looking to replace Mr. Young with a new Chief Executive Officer, and in the interim, Jeremy Curnock Cook, the Chairman of our Board of Directors, is acting as interim Chief Executive Officer, and Wendy Johnson, a member of our Board of Directors, is acting as interim Chief Operating Officer. If we are unable to find a suitable Chief Executive Officer, we may have difficulty executing our business plans, which could cause delays in the commencement of clinical trials or other business activities. The change in Chief Executive Officer may also make it difficult to retain other personnel and the loss of additional personnel could also have an adverse impact on our business and operations. We are also looking to appoint a new Chief Operating Officer and add additional members to the Company’s management team, including the possible additions of senior staff to manage key functions in research, clinical, and non-clinical development. If we do not hire additional senior management personnel, we may not be able to effectively manage our business and operations.

We must raise additional capital to continue operations.

Our consolidated financial statements were prepared under the assumption that we would continue our operations as a going concern. However, we have had recurring losses from operations, negative operating cash flow and an accumulated deficit.

In December 2013, we completed a private placement of shares of our common stock, which raised approximately $18.0 million, prior to commissions. In March 2015, we completed a private placement of shares of our common stock and warrants, which raised approximately $13 million, prior to commissions. We do not generate any cash from operations and must raise additional funds in order to continue operating our business. We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. We believe that we have adequate capital to fund operations through the second quarter of 2016.

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

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of prototype phage products in the treatment of bacterial infections, such as P. aeruginosa, may not predict the ability of these products to treat similar infections in humans. Our phage technology may be found not to be efficacious in treating bacterial infections alone or in combination with other agents, when studied in human clinical trials.

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

We are developing novel manufacturing processes for the production of AmpliPhage-002 for treatment of S. aureus (MRSA) infections, AmpliPhage-001for the treatment of P. aeruginosa infections and AmpliPhage-004 for the treatment of C. difficile infections at facilities in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facilities in Slovenia must also undergo inspections by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia, for compliance with their and the FDA’s current good manufacturing practice regulations, or cGMP regulations, before the respective product candidates can be approved for use in clinical trials or commercialization. As a result of an initial inspection, we are taking certain non-critical corrective actions regarding the manufacture of AmpliPhage-002, which we believe will lead to certification by JAZMP to manufacture AmpliPhage-002; however, there can be no assurance that we will receive or maintain such certification. We will also be subject to additional inspections for GMP compliance for our other product candidates, and may be subject to additional inspections for AmpliPhage-002. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

The development and commercialization of phage-based antibacterial agents may require us to obtain rights to intellectual property from third parties. For example, pursuant to our Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research, we are focusing on developing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections. To the extent the intellectual property is generated from the United States Army Medical Research and Materiel Command or Walter Reed Army Institute of Research that is used in a commercial product, we may be obligated to make payments such as royalties, licensing fees and milestone payments. We may also determine that it is necessary or advisable to license other intellectual property from third parties. There can be no assurance that such intellectual property rights would be available on commercially reasonable terms, if at all.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. For example, our research facilities in Colworth, United Kingdom, failed an audit by the Health and Safety Executive, Britain’s national regulatory for workplace health and safety; as a result of this failure we have elected to reconfigure our research operations. There can be no assurance that our planned manufacturing facilities will satisfy the requirements of the FDA or comparable foreign authorities. We require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

Our success depends in part on attracting, retaining and motivating our personnel.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.

Our former President and Chief Executive Officer stepped down from his roles as President and Chief Executive Officer in September 2014 and Mr. Curnock Cook, our Chairman, has been serving since then as Interim Chief Executive Officer. We currently have a search underway for a new Chief Executive Officer to replace Mr. Curnock Cook. Our inability to hire a new Chief Executive Officer, along with the loss of the services of other key employees, could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

As of April 3, 2015, we had twenty-three employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

We must manage a geographically dispersed organization.

While we are a small company, we currently have operations in the United States, Australia and Slovenia. In the future, we may also locate facilities in other locations based on proximity to personnel with the expertise needed to research, develop and manufacture phage-based therapeutics, costs of operations or other factors. Managing our organization across multiple locations and multiple time zones may reduce our efficiency, increase our expenses and increase the risk of operational difficulties in the execution of our plans.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We have incurred losses in each year since our inception in 1992. Prior to the merger of Targeted Genetics Corporation with Biocontrol in January 2011, our accumulated deficit was $315.5 million, and Biocontrol had an accumulated deficit of $6.9 million. Since January 2011, we have incurred a cumulative deficit of $46.5 million, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2013, we had an operating loss of $12.4 million and a net loss of $64.6 million, including a non-cash loss on warrant and derivative liabilities of $49.3 million and a non-cash charge of $3.0 million related to common shares issued for a technology access fee. For the year ended December 31, 2014, we had an operating loss of $14.1 million and a net income of $23.1 million, including a non-cash gain on warrant and derivative liabilities of $37.2 million. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our former President and Chief Executive Officer stepped down from his roles as President and Chief Executive Officer in September 2014 and Mr. Curnock Cook, our Chairman, has been serving since then as Interim Chief Executive Officer. We currently have a search underway for a new Chief Executive Officer to replace Mr. Curnock Cook. Our inability to hire the new Chief Executive Officer, along with the loss of the services of other key employees, could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

As of April 3, 2015, we had twenty-three employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

We may be required to make cash payments to the holders of our Series B Redeemable Convertible Preferred Stock if the holders elect to receive payment for the Series B dividends in cash.

The holders of our shares of Series B Redeemable Convertible Preferred Stock are entitled to receive a cumulative dividend at the rate of 10% per annum, payable in cash at the option of the holders of two-thirds of the shares of Series B Redeemable Convertible Preferred Stock. If such holders elect to receive payment for such dividends in cash, we will have less cash available, which will have a negative effect on our operations and financial results.

We have determined that a material weakness existed in our system of internal control over financial reporting, which could have had a material impact on our business.

We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. In connection with the restatement of our consolidated financial statements for the year ended December 31, 2013 and the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, we determined that we had a material weakness as of December 31, 2014, namely that our controls over the evaluation and review of complex and non-routine transactions were not effective.

Due to this material weakness, we have concluded that as of December 31, 2014, our internal controls over financial reporting were not effective. Subsequent to December 31, 2014, we have restated our consolidated financial statements as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014 to correct for errors caused by this weakness.

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

We rely on third parties such as the University of Leicester and the U.S Army for certain aspects of product development. We are working with the University of Leicester for research and development of product candidates to treat C. difficile infections. We are working with the U.S. Army for research and development of product candidates to treat S. aureus infections, and we are working with Intrexon to develop new strains of manufacturing hosts for our phage therapies. Because we rely on third parties to conduct these activities, we have less control over the success of these programs than we would if we were conducting them on our own. Factors beyond our control that could impact the success of these programs include the amount of resources devoted to the programs by the applicable third party, the staffing of those projects by third-party personnel, and the amount of time such personnel devote to our programs compared to other programs. Failure of our third-party collaborators to successfully complete the projects that we are working on with them could result in delays in product development and the need to expend additional resources, increasing our expenses beyond current expectations.

We will rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We expect to use third parties, such as clinical research organizations or the U.S Army, to assist in conducting our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file New Drug Applications, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

We will rely on the U.S. Army to conduct our Phase 1 clinical trial, and their failure to perform in a timely manner may significantly delay the AmpliPhage-002 clinical program

Pursuant to our Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research, we expect to utilize U.S. Army human resources and facilities to conduct our planned Phase 1 clinical trial of AmpliPhage-002. Due to recent outbreaks of the Ebola virus, the Army has diverted significant resources to studying this potential epidemic. As a result, the U.S. Army has advised the Company that there may be a delay in initiating the planned Phase 1 AmpliPhage-002 study, which may significantly affect our ability to conduct this clinical trial prior to the fourth quarter of 2015.

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Although we intend to apply to be listed on the NYSE MKT or another major national securities exchange, our stock is currently quoted on the OTCQB market. The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future, even if we are listed on the NYSE MKT or another major national securities exchange. The volatility in our share price is attributable to a number of factors. First, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to the early stage of our drug development programs and our lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Price declines in our common stock could also result from general market and economic conditions and a variety of other factors, including:

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

You may incur substantial dilution as a result of the exercise of convertible securities issued in connection with recent financing transactions.

You may incur substantial dilution as a result of the exercise or conversion of convertible securities issued in connection with recent financing transactions. Since inception, we have funded our operations primarily through issuances of equity and debt. On June 26, 2013, we completed a private placement of convertible preferred stock and warrants to purchase common stock with gross proceeds of approximately $7.0 million through the sale of shares of our newly-created Series B Redeemable Convertible Preferred Stock. As part of the same transaction, approximately $5.5 million in outstanding convertible notes were converted into shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. On July 15, 2013, we completed a second closing in which we converted approximately $0.8 million of outstanding convertible notes into Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock. The financing was led by life-sciences investors RA Capital Management and Third Security, LLC, with participation from BioScience Managers Pty Ltd.

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

In December 2013, we completed a private placement in which we issued 72,007,000 shares of the Company’s common stock at a price per share of $0.25, and in connection with the private placement, issued warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share to the placement agents.

In addition, in March 2015, we completed a private placement in which we issued 78,787,880 shares of the Company’s common stock at a price per share of $0.165 for an aggregate purchase price of $13 million, and warrants to purchase an aggregate of 19,696,971 shares of common stock which will be exercisable at an exercise price of $0.215 per share. We also issued warrants to purchase an aggregate of 4,727,273 shares of common stock to placement agents in connection with the March 2015 private placement.

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise would result in dilution to our security holders.

As of April 3, 2015, we have outstanding warrants to purchase 63,314,696 shares of our common stock at an average exercise price of $0.19 per share, and outstanding options to purchase 22,034,747 shares of our common stock at an average exercise price of $0.19 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to or less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of April 10, 2015 our officers and directors beneficially owned approximately 10% of our outstanding common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Our (i) current articles of incorporation and bylaws, (ii) our intended certificate of incorporation and bylaws upon reincorporation in Delaware, (iii) Washington law and, (iv) upon reincorporation, Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

In addition, because we are incorporated in Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which, among other things, restricts the ability of shareholders owning ten percent (10%) or more of our outstanding voting stock from merging or combining with us. Because we intend to reincorporate in Delaware, we will then be governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning fifteen percent (15%) or more of our outstanding voting stock, from merging or combining with us. These provisions could discourage potential acquisition attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

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

If we do not complete the reverse stock split or reincorporation, we will have a limited number of authorized shares of common stock.

If we do not complete a reverse stock split or the reincorporation, or we do not otherwise increase the number of shares we are authorized to issue, we will not have an adequate number of shares for the exercise of the outstanding warrants.

The holders of our outstanding warrants may be entitled to cash payments if we do not have adequate authorized shares for the exercise of their warrants. The warrants issued in connection with the March 2015 private placement will be exercisable beginning on the later of (i) the first anniversary of the date of issuance and (ii) the date AmpliPhi effects a reverse stock split or increases the number of authorized shares of common stock, in either case in an amount sufficient to permit the exercise in-full of the warrants issued in this offering. If we effect the reverse stock split or increase the number of shares of authorized common stock before the first anniversary of the issuance of the warrants, the warrants will become exercisable at such time. If we do not effect the reverse stock split or increase the number of authorized shares before the first anniversary, the holders of the warrants will be entitled to an aggregate cash payment of $2,500,000, and such payment could have an adverse effect on our results of operations.

In addition, if we do not increase the number of authorized shares available for issuance, we may not be able to raise additional capital until we increase the number of shares we are authorized to issue.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and, if our common stock is listed on an exchange (such as the NYSE MKT), the rules of such exchange. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

In accordance with NASDAQ or NYSE MKT rules, we will be required to maintain a majority independent board of directors. We also expect that the various rules and regulations applicable to public companies will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of NASDAQ or NYSE MKT rules, and officers will be significantly curtailed.

Compliance with these reporting rules, Sarbanes-Oxley Act and NASDAQ or NYSE MKT requirements may require us to build out our accounting and finance staff. We may need to expand our accounting and financing staff, and our failure to adequately do so would harm our ability to comply with the requirements listed above.

If we are unable to successfully remediate any deficiencies or material weaknesses in our internal controls over financial reporting, we may be unable to maintain compliance with securities law requirements, and our stock price may materially decline.

Our independent registered public accounting firms did not perform an evaluation of our internal control over financial reporting as of December 31, 2014 or December 31, 2013 in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation was required. Although not required, our management did review our internal controls for the year ended December 31, 2014 and identified material weakness in the area of complex and non-routine transactions as further described in Item 9A of this Form 10-K. If we are unable to successfully remediate any significant deficiency or material weakness in our internal control over financial reporting, identify any additional significant deficiencies or material weaknesses that may exist, or satisfy the requirements of the Sarbanes-Oxley Act, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

We may be unable to list our common stock on the NYSE MKT or another major national securities exchange, which may have a material adverse effect on the liquidity and value of our common stock.

Trading in our common stock continues to be conducted on the OTCQB in the over-the-counter market. We intend to apply to be listed on the NYSE MKT or another major national securities exchange. To establish and maintain our listing on the NYSE MKT or another major national securities exchange, we must meet certain requirements with respect to corporate governance, minimum bid price per share, minimum capitalization requirements, and various other matters. If we fail to meet any of the applicable listing standards, we may not qualify for listing on the NYSE MKT or such other major national securities exchange. If our common stock is listed on the NYSE MKT or another major national securities exchange, we cannot assure you that we will be able to continue to meet ongoing listing standards and maintain a listing of our common stock on the NYSE MKT or any other major national securities exchange. Until such time as we qualify for listing on the NYSE MKT or another major national securities exchange, our common stock will continue to be quoted on the OTCQB.

Our inability to be listed on a national securities exchange may limit our opportunities to effectively reach capital markets in the future and may limit our credibility with investors. Those factors could affect our ability to raise capital in the future, which could have a potential deleterious effect on the liquidity and value of our common stock.

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

Future sales of our common stock or securities convertible into our common stock may cause dilution or depress our stock price.

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

In addition, we anticipate that we will need to raise additional capital to continue operations and support our product development activities. Issuances of additional shares or convertible securities may result in dilution of the percentage ownership of our existing stockholders, and could have an adverse effect on the market price of our common stock.

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

Our principal offices occupy approximately 471 square feet of leased office space pursuant to a lease agreement that expires in April 2015 and is located at 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060. We also lease approximately 708 square feet of lab space in Richmond, Virginia, approximately 5,000 square feet of lab space in Brookvale, Australia, approximately 50 square feet of office space in Bedford, United Kingdom, and approximately 4,000 square feet of laboratory and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

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

Our shares of common stock are quoted on the OTCQB under the symbol “APHB.” Our shares were previously quoted under the symbol “TGEN.” On February 22, 2011, in connection with our name change to AmpliPhi Biosciences Corporation, our quotation symbol was changed to “APHB.”

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

	High	Low
Fiscal Year 2015
Period from January 1, 2015 to April 3, 2015	$0.30	$0.18
Fiscal Year 2014
Fourth Quarter ended December 31, 2014	$0.23	$0.14
Third Quarter ended September 30, 2014	$0.45	$0.22
Second Quarter ended June 30, 2014	$0.58	$0.50
First Quarter ended March 31, 2014	$0.74	$0.45
Fiscal Year 2013
Fourth Quarter ended December 31, 2013	$0.59	$0.31
Third Quarter ended September 30, 2013	$0.71	$0.15
Second Quarter ended June 30, 2013	$0.20	$0.10
First Quarter ended March 31, 2013	$0.18	$0.11
Fiscal Year 2012
Fourth Quarter ended December 31, 2012	$0.22	$0.14
Third Quarter ended September 30, 2012	$0.20	$0.09
Second Quarter ended June 30, 2012	$0.23	$0.13
First Quarter ended March 31, 2012	$0.24	$0.11

Holders of Common Stock

As of March 16, 2015, there were 305 holders of record of our common stock. As of such date, the number of shares of our common stock outstanding is 364,657,373 which consists of 277,946,973 shares of common stock outstanding as of March 16, 2015, and 86,710,400 shares of common stock issuable upon conversion of all outstanding shares of Series B Redeemable Convertible Preferred Stock as of March 16, 2015 (assuming a conversion ratio equal to ten (10) common shares for each share of Series B Redeemable Convertible Preferred Stock).

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

In December 2013, our board of directors adopted the 2013 Plan. Under the 2013 Plan, we are authorized to issue up to 40,000,000 shares of our common stock in stock incentive awards to employees, directors and consultants. Our shareholders approved the 2013 Plan in February 2014. The 2013 Plan replaces the Targeted Genetics Corporation Stock Incentive Plan and the 2012 Stock Incentive Plan.

The following table provides information as of December 31, 2014 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	914,000	$0.36	39,250,000
Equity compensation plans not approved by security holders (2)	21,120,747	$0.18	0
Total	22,034,747	$0.19	39,250,000

(1)	The 2009 Plan and 2013 Plan.

(2)	The 2012 Plan.

Recent Sales of Unregistered Securities

On March 10, 2015, we entered into subscription agreements to issue an aggregate amount of 78,787,880 shares of common stock as well as warrants to purchase an aggregate 19,696,971 shares of our common stock for an aggregate purchase price of approximately $13.0 million as part of a private placement. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of such purchasers was an “accredited” investor” under Rule 506 of Regulation D or not a “U.S. person” under Regulation S.

On December 16, 2013, we entered into subscription agreements to issue an aggregate amount of 72,007,000 shares of common stock for an aggregate purchase price of approximately $18.0 million as part of a private placement. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of such purchasers was an “accredited investor” under Rule 506 of Regulation D or not a “U.S. person” under Regulation S.

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

On March 29, 2013, pursuant to a Stock Issuance Agreement, which we refer to as the Issuance Agreement, we issued 24,000,000 shares of our common stock, or 26.4% of our total outstanding capital stock after such issuance, to Intrexon, then a privately held Virginia corporation, which subsequently became publicly traded, that develops technology intended to provide synthetic control over cellular functions, in consideration of Intrexon’s concurrent entry into the Exclusive Channel Collaboration with us to develop new bacteriophage-based therapies to target specific antibiotic-resistant infections. The Issuance Agreement also provides for the potential future issuance by us to Intrexon of shares of our common stock having a fair market value of up to $7,500,000, depending upon the reaching of certain milestones under the Exclusive Channel Collaboration . The issuance of shares of common stock under the Issuance Agreement was deemed to be exempt from registration under the Securities Act as Intrexon was an “accredited investor” under Rule 506 of Regulation D.

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

Between November 23, 2010 and February 1, 2012, we sold convertible notes to a total of 22 different parties in varying principal amounts for an aggregate total of $1,872,462. All such convertible notes have been converted as a result of the completion of our private placement of convertible preferred stock, as of July 15, 2013. The offer, sales and issuances of convertible notes were deemed to be exempt from registration under the Securities Act. Each of the purchasers was either an “accredited investor” under Regulation D or not a “U.S. person” under Regulation S.

In November 2012, under the terms of our acquisition of SPH, we issued 40,000,000 shares of our common. The issuance of common stock was deemed to be exempt from registration under the Securities Act. Each of SPH’s selling stockholders and each of the recipients of such shares was either an “accredited investor” under Regulation D or not a “U.S. person” under Regulation S.

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

Overview

AmpliPhi Biosciences is a biotechnology company focused on the discovery, development and commercialization of novel phage therapeutics. Our proprietary pipeline is based on the use of bacteriophages, a family of viruses that infect only bacteria. Phages have powerful and highly selective mechanisms of action that permit them to target and kill specific bacterial pathogens, including the so-called multi-drug-resistant or “Superbug” strains.

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

We have incurred net losses since our inception. Our operations to date have been limited to research and development and raising capital. Since November 2010, we have raised approximately $5.6 million through the sale and issuance of convertible notes and warrants to purchase common stock. In June and July of 2013, we completed a private placement of shares of our Series B Redeemable Convertible Preferred Stock and warrants to purchase common stock, which raised approximately $7.0 million in addition to converting approximately $6.3 million in outstanding convertible notes. In December 2013, we completed a private placement of shares of our common stock, which raised approximately $18 million, prior to commissions. In March 2015, we completed a private placement of shares of our common stock, which raised approximately $13 million, prior to commissions. To date, we have not generated any revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of December 31, 2014, we had a cumulative deficit of $362.0 million. We recorded net income of $23.1 million in 2014 and a net loss of $64.6 million in 2013. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Goodwill

Costs of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized. As of December 31, 2014, we have recorded goodwill of $7.6 million due to the 2012 acquisition of SPH’s know-how and phage libraries and the 2011 acquisition of Biocontrol’s patents and phage library. In management’s opinion, no goodwill has been impaired as of December 31, 2014.

Research and Development Costs

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its indefinite-lived intangibles, including IPR&D assets, for impairment at least quarterly. As of December 31, 2014, we have recorded IPR&D of $12.4 million related to the 2012 acquisition of SPH’s know-how and phage libraries and the 2011 acquisition of Biocontrol’s know-how and phage library. In management’s opinion, no IPR&D has been impaired as of December 31, 2014.

Stock-Based Compensation Expenses

We account for stock options and restricted stock units related to our Stock Incentive Plans under the provisions of ASC 718, which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and restricted stock units was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718, including expected dividend, expected life, expected volatility and forfeiture rate of each award, as well as the prevailing risk-free interest rate and the fair value of the underlying common stock on the date of grant. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Actual results could differ from our assumptions, which may cause us to record adjustments to increase or decrease compensation expense, in future periods. The assumptions used in the Black-Scholes option valuation model for the years ended December 31, 2014 and 2013 are set forth below.

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

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.3%	0.6%
Expected volatility	160.9%	172.1%
Expected term (in years)	4.0	4.0
Expected dividend yield	0.0%	0.0%

Warrant and Preferred Shares Conversion Feature Liability

We account for warrants and the preferred shares conversion feature with anti-dilution (“down-round”) provisions under the guidance of ASC 815, Derivatives and Hedging and Emerging Issue Task Force Statement 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which require the warrants and the preferred shares conversion feature to be recorded as a liability and adjusted to fair value in each reporting period. We estimate the fair values of these securities using a Monte Carlo valuation model. As a results of the revaluation of these liabilities to fair value at each reporting date, we recorded a gain of $37,219,000 in 2014 and a loss of $(49,330,000) in 2013.

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

Financial Overview

Revenue

To date, our revenues have come primarily from sub-licensing agreements. We have not generated any revenues from the sale of our product candidates and do not expect to generate any revenue from the sale of our product candidates in the near term.

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

Severance Charge

We incurred a severance charge in 2014 related to the departure of our Chief Executive Officer in September 2014. The charge consists of cash compensation and benefits and non-cash stock-based compensation expense pursuant to his employment agreement with the Company.

Oher Income (Expense)

Gain (loss) on warrant and derivative liabilities represents the change in fair value on revaluation of our warrant and preferred stock conversion liabilities, driven primarily by changes in our common stock price, interest rates and remaining estimated life of these liabilities. Amortization of note discount is related to the amortization of discounts related to the value of warrants issued in conjunction with the notes and which have been amortized over the stated life of the notes. Interest expense consists of interest on our convertible loan notes, which were converted to preferred shares in 2013. Any interest earned on our cash and cash equivalents is not considered significant to our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

For the years ended December 31, 2014 and 2013, we recognized revenues from sub-licensing agreements of $0.4 million and $0.1 million, respectively.

Research and Development

Research and development expenses were $5.8 million for the year ended December 31, 2014, a decrease of $0.7 million, or 10.9%, compared to $6.5 million for the year ended December 31, 2013. This decrease was attributable to a $3.0 million one-time technology access fee incurred in 2013 to Intrexon. Adjusted for this fee, other research and development expenses rose by $2.3 million, or 65.4%. This increase was due to higher discovery, laboratory, nonclinical testing, research and development collaborations, consulting and clinical development planning expenses for our product candidates, as well as the establishment of our pilot manufacturing operation in Slovenia in 2014.

Research and development expenses are expected to increase in 2015 compared to 2014 as we plan to continue devoting substantial resources to research and development in future periods as we start clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $6.9 million for the year ended December 31, 2014, up $0.9 million, or 14.2%, compared to $6.0 million for 2013. This increase was due to higher legal, accounting, and staffing expenses incurred to satisfy our obligations as a public company and expenses of $0.6 million to certain shareholders as required by the terms of our registration rights agreement from the December 2013 private placement.

Severance Charge

The Company recorded a severance charge of $1.9 million in the third quarter ended September 30, 2014 related to the departure of its Chief Executive Officer. The charge included both 1) severance-period cash compensation and benefits and 2) stock-based compensation expense related to the acceleration of vested stock options, pursuant to the terms of the executive’s employment agreement.

Other Income (Expense)

We recorded a gain of $37.2 million for the year ended December 31, 2014 for the change in fair value on revaluation of our warrant and preferred stock conversion liabilities. This gain was primarily attributable to a decline in the value of our common stock price at year end. For the year ended December 31, 2013, we recorded a loss of $49.3 million related to the change in fair value of these liabilities. This loss was related to an increase in the price of our common stock. We will continue to adjust these liabilities related to the warrants and the preferred stock conversion feature for changes in fair value until 1) the earlier of exercise or expiration of the warrants and 2) the conversion of our Series B Redeemable Convertible Stock into common shares.

Income Taxes

We incurred net operating losses for the years ended December 31, 2014 and 2013 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2014, we had approximately $178.0 million in U.S., Australian, Slovenian, and UK gross net operating loss carry-forwards and research tax credit carry-forwards of approximately $3.9 million. The carry-forwards began to expire in 2012. Our gross net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by federal and state tax laws. Our current carry-forwards will begin to expire in 2019.

Net Operating Losses

We have not recorded a benefit from our net operating loss or research credit carry-forwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carry-forwards prior to their expiration. Accordingly, we have established a 100% valuation allowance against the deferred tax asset arising from the carry-forwards.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2014 of $362.0 million, of which $315.5 million was incurred as a result of the Company’s prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $6.6 million and $20.4 million at December 31, 2014 and 2013, respectively.

Net cash used in operating activities for the year ended December 31, 2014 was $12.6 million. We recorded net income for the period of $23.1 million, including a non-cash gain on warrant and derivative liabilities of $37.2 million. Other items included in net cash used in operating activities included non-cash charges related to stock-based compensation expenses, depreciation expenses, and patent amortization expense, which collectively approximated $2.1 million. Decreases in accounts payable and accrued expenses and deferred revenue represented an aggregate $1.0 million use of funds, and partially offset by an increase in accrued severance of $0.6 million. We invested $1.2 million in property and equipment in 2014, primarily related to our new cGMP manufacturing facility in Slovenia.

Net cash used in operating activities for the year ended December 31, 2013 was $6.3 million. We recorded a net loss for the period of $64.6 million, including a non-cash loss on warrant and derivative liabilities of $49.3 million and a non-cash charge of $3.0 million related to common shares issued for a technology access fee. Other items in uses of funds from operations included non-cash charges related to stock-based compensation expenses ($1.4 million), amortization of note discount ($2.6 million), depreciation expense, and amortization of patents, which collectively totaled $4.9 million. Tax refunds, an increase in accounts payable and accrued expenses, and an increase in accrued interest on notes payable represented an aggregate source of funds totaling $1.3 million.

In March 2015, we raised approximately $13 million in a private placement for our common stock and warrants to purchase common stock.

We expect to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

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

Contractual Obligations and Commitments

In February 2011, the Company entered into an agreement with Virginia Biotechnology Research Partnership Authority for Richmond, Virginia laboratory space. This agreement had a contractual expiration date of February 29, 2012 at which time it converted to a rolling three-month lease. At December 31, 2014, the Company’s minimum payment commitment for the Company’s Richmond, Virginia laboratory space was $3,237.

In December 2014, the Company entered into an agreement with Nevis Limited and Charter Limited for laboratory space in Bedfordshire, United Kingdom. This agreement has a minimum period of one year and a contractual expiration date of December 2017. At December 31, 2014, the Company’s minimum payment commitment for the Company’s Bedfordshire laboratory space was $9,300.

In 2014, the Company entered into an amended agreement with Office Suites Plus (now Regus Management Group, LLC) for office space in Glen Allen, Virginia. The agreement expires on April 30, 2015. At December 31, 2014, our minimum payment commitment for the Glen Allen space was $13,348.

In February 2014, the Company entered into an agreement with Avtotehna d.o.o. for manufacturing and research space in Ljubljana-Dobrunje, Slovenia. The lease has a termination date of February 2019, with extension provisions at the option of the Company, and a monthly payment is $3,615. At December 31, 2014, our minimum payment commitment for the Ljubljana space was $180,757. In addition, the Company expended $185,000 for leasehold improvements related to this facility. These costs are being amortized on a straight-line basis over the life of the related lease.

 The following is a summary of our long-term contractual cash obligations as of December 31, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$220,000	$41,000	$—	$179,000	$—
Collaborative agreements	182,000	182,000	—	—	—
Total	$402,000	$223,000	$—	$179,000	$—

(1) Operating lease obligations reflect our obligation to make payments in connection with the lease for our office, manufacturing and laboratory space.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Financings

On March 10, 2015, we entered into subscription agreements to issue an aggregate amount of 78,787,880 shares of common stock as well as warrants to purchase an aggregate 19,696,971 shares of common stock for aggregate proceeds price of approximately $13 million as part of a private placement. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of such purchasers was an “accredited investor” under Rule 506 of Regulation D or not a “U.S. person” under Regulation S.

On December 16, 2013, we entered into subscription agreements to issue an aggregate amount of 72,007,000 shares of common stock for aggregate proceeds of approximately $18 million as part of a private placement. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of such purchasers was an “accredited investor” under Rule 506 of Regulation D or not a “U.S. person” under Regulation S.

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

Under the terms of the financing, we issued an aggregate amount of approximately 10.0 million shares of the Series B Redeemable Convertible Preferred Stock for aggregate proceeds of approximately $13.3 million (including the conversion of approximately $6.3 million of outstanding convertible notes). Each share of Series B Redeemable Convertible Preferred Stock is convertible into 10 shares of common stock. Additionally, we issued warrants to purchase an aggregate of up to approximately 30,040,195 shares of common stock at an exercise price of $0.14 per share. As a result of the completion of this private placement, as of July 15, 2013, all previously issued convertible notes have been converted and there are no convertible notes outstanding.

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

For the years ended December 31, 2013 and 2012, we recognized $0.1 million and $0.7 million in revenue, respectively.

Research and Development

Research and development expenses were $6.5 million for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. The $5.0 million increase in expenses is due a $3.0 million fee related to technology access fees, as well as increases in discovery, laboratory, nonclinical testing, research and development collaborations, consulting and clinical development planning expenses for our product candidates.

General and Administrative

General and administrative expenses were $6.0 million in 2013 compared to $3.2 million for 2012, representing an increase of $2.8 million, or 87.2%. The increase was due to increase in personnel costs and other costs associated with being a public company.

Other Income (Expenses)

We recorded a loss of $49.3 million for the year ended December 31, 2013 for the change in fair value on revaluation of our warrant and preferred stock derivative liabilities. The loss was attributable to the establishment of the liabilities with our issuance of the Series B redeemable convertible preferred stock and common stock warrants issued in conjunction with 2013 equity issuances, both of which included embedded derivatives due to price protection features, as well as changes in the fair value of the liabilities for the year. We will continue to adjust these liabilities related to the warrants and the preferred stock conversion feature for changes in fair value until 1) the earlier of exercise or expiration of the warrants and 2) the conversion of our Series B Redeemable Convertible Stock into common shares.

We recorded amortization of discount on notes payable of $2.6 million, which included the normal amortization of the notes as well as the write-off of the remaining discount upon conversion to Series B redeemable convertible preferred stock in 2013.

Interest expense in 2013 was $0.2 million, compared to $0.3 million for 2012. The increase was due to lower interest costs in 2013 associated with our convertible loan notes, which were converted to preferred stock during the year.

Income Taxes

We incurred net operating losses for the years ended December 31, 2013 and 2012 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2013, we had accumulated approximately $170.5 million in U.S., Australian, and UK gross net operating loss carry-forwards and research tax credit carry-forwards of approximately $3.7 million. The carry-forwards began to expire in 2012. Our gross net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of us, as defined by federal and state tax laws.

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

AMPLIPHI BIOSCIENCES CORPORATION

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of AmpliPhi Biosciences Corporation

We have audited the accompanying consolidated balance sheet of AmpliPhi Biosciences Corporation as of December 31, 2014, and the related consolidated statement of operations, redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmpliPhi Biosciences Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Richmond, Virginia

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Stockholders

AmpliPhi Biosciences Corporation

Richmond, VA

We have audited the accompanying consolidated balance sheet of AmpliPhi Biosciences Corporation and Subsidiaries (Company) as of December 31, 2013 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmpliPhi Biosciences Corporation and Subsidiaries as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PBMares, LLP

Richmond, Virginia

April 15, 2015

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$6,581,000	$20,355,000
Accounts receivable	100,000	8,000
Prepaid expenses and other current assets	339,000	297,000
Total current assets	7,020,000	20,660,000
Property and equipment, net	1,220,000	145,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	369,000	400,000
Goodwill	7,562,000	7,562,000
Total assets	$28,617,000	$41,213,000
Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$1,167,000	$2,147,000
Deferred revenue	244,000	244,000
Accrued severance	457,000	—
Total current liabilities	1,868,000	2,391,000
Preferred B stock conversion liability	12,320,000	40,791,000
Warrant liability	5,826,000	16,871,000
Accrued severance	98,000	—
Deferred tax liability	3,078,000	3,078,000
Total liabilities	23,190,000	63,131,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,671,040 shares issued and outstanding at December 31, 2014 and 8,859,978 shares issued and outstanding at December 31, 2013 (liquidation preference of $14,042,000 and $13,022,000 at December 31, 2014 and December 31, 2013, respectively)	1,990,000	707,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 199,159,093 shares issued and outstanding at December 31, 2014 and 182,535,562 shares issued and outstanding at December 31, 2013	1,992,000	1,825,000
Additional paid-in capital	363,451,000	358,828,000
Paid-in-capital – contingent shares	—	1,837,000
Accumulated deficit	(362,006,000)	(385,115,000)
Total stockholders’ equity (deficit)	3,437,000	(22,625,000)
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,617,000	$41,213,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue	$409,000	$81,000
Operating expenses
Research and development	5,805,000	6,469,000
General and administrative	6,850,000	5,996,000
Severance charge	1,864,000	—
Total operating expenses	14,519,000	12,465,000
Loss from operations	(14,110,000)	(12,384,000)
Other income (expense)
Gain (loss) on warrant and derivative liabilities	37,219,000	(49,330,000)
Amortization of note discount	—	(2,636,000)
Interest expense, net	—	(233,000)
Other income (expense), net	37,219,000	(52,199,000)
Net income (loss)	23,109,000	(64,583,000)
Accretion of Series B redeemable convertible preferred stock	(1,285,000)	(618,000)
Net income (loss) attributable to common stockholders	$21,824,000	$(65,201,000)
Net income (loss) per share of common stock – basic	$0.12	$(0.64)
Net income (loss) per share of common stock – diluted	0.07	(0.64)
Weighted average number of shares of common stock outstanding – basic	187,331,969	101,201,753
Weighted average number of shares of common stock outstanding – diluted	323,604,642	101,201,753

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2012	—	$—	66,908,810	$669,000	$332,806,000	$(320,532,000)	$12,943,000
Net loss	—	—	—	—	—	(64,583,000)	(64,583,000)
Stock-based compensation	—	—	—	—	1,437,000	—	1,437,000
Beneficial conversion feature and warrants associated with issuance of convertible loan notes	—	—	—	—	2,635,000	—	2,635,000
Shares issued for Intrexon	—	—	24,000,000	240,000	2,760,000	—	3,000,000
Accretion of Series B convertible preferred stock to its redemption value	—	618,000	—	—	(618,000)	—	(618,000)
Issuance of preferred stock from conversion of convertible loan notes	5,016,081	50,000	—	—	—	—	—
Issuance of preferred stock	4,999,999	50,000	—	—	—	—	—
Preferred shares converted to common stock	(1,156,102)	(11,000)	11,561,020	115,000	6,969,000	—	7,084,000
Stock options exercised	—	—	61,018	1,000	12,000	—	13,000
Shares released from escrow	—	—	8,000,000	80,000	(80,000)	—	—
Issuance of common stock for December financing	—	—	72,007,000	720,000	14,744,000	—	15,464,000
Escheat shares	—	—	(2,286)	—	—	—	—
Balances, December 31, 2013	8,859,978	707,000	182,535,562	1,825,000	360,665,000	(385,115,000)	(22,625,000)
Net income	—	—	—	—	—	23,109,000	23,109,000
Accretion of Series B convertible preferred stock to its redemption value	—	1,285,000	—	—	(1,285,000)	—	(1,285,000)
Warrants exercised	—	—	2,734,151	28,000	1,567,000	—	1,595,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	688,000	—	707,000
Stock-based compensation	—	—	—	—	775,000	—	775,000
Stock-based compensation - severance	—	—	—	—	1,161,000	—	1,161,000
Shares released from escrow	—	—	12,000,000	120,000	(120,000)	—	—
Balances, December 31, 2014	8,671,040	$1,990,000	199,159,093	$1,992,000	$363,451,000	$(362,006,000)	$3,437,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net income (loss) from operations	$23,109,000	$(64,583,000)
Adjustments required to reconcile net income (loss) to cash used in operating activities:
(Gain) loss on warrant and derivative liabilities	(37,219,000)	49,330,000
Shares issued for technology access fee	—	3,000,000
Amortization of patents	31,000	31,000
Amortization of note discount	—	2,636,000
Warrants issued as investment fees	—	759,000
Depreciation	127,000	82,000
Stock-based compensation	775,000	1,437,000
Stock-based compensation - severance	1,161,000	—
Changes in operating assets and liabilities, net:
Accounts receivable	(92,000)	15,000
Tax refund	—	618,000
Accounts payable and accrued expenses	(977,000)	454,000
Deferred revenue	—	—
Accrued severance	555,000	—
Prepaid expenses and other current assets	(42,000)	(149,000)
Interest on loan notes	—	233,000
Other	—	(155,000)
Net cash used in operating activities	(12,572,000)	(6,292,000)
Cash flows from investing activities
Purchases of property and equipment	(1,202,000)	(102,000)
Net cash used in investing activities	(1,202,000)	(102,000)
Cash flows from financing activities
Proceeds from December financing	—	16,887,000
Proceeds from Series B redeemable convertible preferred stock	—	7,000,000
Proceeds from convertible loan notes	—	2,000,000
Net cash provided by financing activities	—	25,887,000
Net increase (decrease) in cash and cash equivalents	(13,774,000)	19,493,000
Cash and cash equivalents, beginning of period	20,355,000	862,000
Cash and cash equivalents, end of period	$6,581,000	$20,355,000
Supplemental schedule of non-cash financing activities:
Conversion of convertible loan notes and accrued interest to Series B Redeemable Convertible Preferred Stock	$—	$6,316,000
Accretion of Series B redeemable convertible preferred stock	1,285,000	618,000
Fair value of warrant liability converted upon exercise	1,595,000	—

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements

December 31, 2014 and December 31, 2013

1. Organization and Description of the Business

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

As a development stage company, we have incurred net losses since our inceptions, have negative operating cash flows, and have an accumulated deficit of $362.0 million and $385.1 million as of December 31, 2014 and December 31, 2013, respectively. The Company completed a private placement equity issuance in March 2015 of approximately $13.0 million and believes that with this capital infusion, there are adequate resources sufficient to fund operations through the second quarter of 2016. This estimate is based on the Company’s product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries AmpliPhi Australia Pty Ltd, Biocontrol Limited, Ampliphi d.o.o., Genovo, Inc. (inactive), and TGCF Manufacturing Corporation (inactive). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: the determination of the fair value of stock-based awards, the fair value of liability-classified preferred stock derivatives, the fair value of liability-classified warrants, the valuation of long-lived assets, including in-process research and development (IPR&D), patents and goodwill, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits with commercial banks and financial institutions. The Company considers cash equivalents to be short-term investments that have a maturity at the time of purchase of three months or less, are readily convertible into cash and have an insignificant level of valuation risk attributable to potential changes in interest rates. Cash equivalents are recorded at cost plus accrued interest, which approximates fair market value.

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. As of December 31, 2014 and December 31, 2013, management determined no allowance for doubtful accounts was required.

Property and Equipment

Property and equipment consists of computer and laboratory equipment, software, office equipment, furniture and leasehold improvements and is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement, or sale of an asset, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. The Company’s estimated useful life for property and equipment is as follows:

Estimated Useful Lives
Laboratory equipment	5–7 years
Office and computer equipment	1–5 years
Leasehold improvements	Shorter of lease term or useful life

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded since inception.

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consist primarily of prepaid insurance, deferred licensing costs, and deposits.

In-Process Research & Development and Goodwill

In-process research & development (IPR&D) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition date fair values. The fair value of the research projects is recorded as intangible assets on the consolidated balance sheet rather than expensed regardless of whether these assets have an alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company will make a determination as to the then remaining useful life of the intangible asset and begin amortization. The Company tests its IPR&D assets for impairment annually.

Costs of investments in purchased companies in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

We review the carrying value of IPR&D and goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), through December 31, 2014, we have elected to base our assessment of potential impairment on qualitative factors. Based on our assessment, IPR&D and goodwill have not been impaired as of December 31, 2014 and December 31, 2013.

Patents

Patents are recorded at fair value and are amortized using the straight-line method over their estimated useful lives.

During the year ended December 31, 2011, the rights to Biocontrol Limited’s patents were acquired by the Company and patents in the amount of $493,000 were recorded. These patents are amortized over their useful life through December 2026. Annual patent amortization expense for the years ended December 31 is estimated as follows:

Patent
Amortization
2015	$31,000
2016	31,000
2017	31,000
2018	31,000
2019	31,000
Thereafter	214,000
Total patent amortization expense	$369,000

Stock-Based Compensation

The Company accounts for stock-based payments under the applicable accounting standard which requires measurement of compensation cost for all share-based payment awards at fair value on the date of grant and recognition of compensation cost over the requisite service period (typically the vesting period) for awards expected to vest.

Warrants and Preferred Shares Conversion Feature Liability

The Company accounts for warrants and preferred shares conversion feature with anti-dilution (“down-round”) provisions under the applicable accounting guidance which requires the warrants and the preferred shares conversion feature to be recorded as a liability and adjusted to fair value at each reporting period.

Foreign Currency Translations and Transactions

The functional currencies of our wholly owned subsidiaries is the US dollar.

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

Research and Development Costs

Research and development costs include salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses. The Company expenses research and development costs as incurred.

Income Taxes

Income taxes are recorded in accordance with the applicable accounting guidance which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, excluding the dilutive effectors of preferred stock, warrants to purchase common shares, and stock options. Diluted net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the sum of the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock and warrants to purchase common stock and stock options outstanding during the period calculated in accordance with the treasury stock method, although these shares, options and warrants are excluded if their effect is antidilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between net loss and diluted net loss for 2013.

Other Comprehensive Income (Loss)

The Company recorded no comprehensive income other than net income for the periods reported.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

3. Fair Value of Financial Assets and Liabilities – Derivative Instruments

The Company measures the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.

U. S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes as fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain financial instruments and contracts, such as detachable common stock warrants and the issuance of preferred stock with detachable common stock warrants with features that are either i) not afforded equity classification or ii) embody risks not clearly and closely related to host contracts. These instruments are required to be carried as derivative liabilities, at fair value.

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

Items measured at fair value on a recurring basis include common stock warrants, and embedded derivatives related to the Company’s redeemable convertible preferred stock. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Liabilities
Series B redeemable convertible preferred stock	$—	$—	$12,320,000	$12,320,000
Warrant liability	—	—	5,826,000	5,826,000
Total liabilities	$—	$—	$18,146,000	$18,146,000

December 31, 2013
Liabilities
Series B redeemable convertible preferred stock	$—	$—	$40,791,000	$40,791,000
Warrant liability	—	—	16,871,000	16,871,000
Total liabilities	$—	$—	$57,662,000	$57,662,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the years ended December 31, 2014 and 2013.

The following table sets forth a summary of changes in the fair value of the Company's Series B redeemable convertible preferred stock derivative and warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

	Warrant Liability	Series B Redeemable Preferred Stock
Balance as of December 31, 2013	$16,871,000	$40,791,000
Reclassification to equity upon conversion or exercise	(1,590,000)	(707,000)
Changes in estimated fair value	(9,455,000)	(27,764,000)
Balance as of December 31, 2014	$5,826 ,000	$12,320,000

The warrant liability is recorded on its own line item on the Company's Balance Sheets. The warrant liability is marked-to-market each reporting period with the change in fair value recorded on its own line in the Statement of Operations until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value of the warrants on the date of issuance and on each re-measurement date for warrants classified as liabilities is estimated using the Monte Carlo valuation model using the following assumptions:

	December 31, 2014				December 31, 2013
	2011	June 26, 2013	July 15, 2013	December 23, 2013	2011	June 26, 2013	July 15, 2013	December 23, 2013
Volatility	155%	155%	155%	151%	155%	152%	151%	164%
Expected term (years)	1.98	3.49	3.54	3.98	2.98	4.49	4.54	4.98
Risk-free interest rate	0.67%	1.23%	1.25%	1.37%	0.78%	1.50%	1.53%	1.74%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Exercise price	$0.46	$0.14	$0.14	$0.25	$0.46	$0.14	$0.14	$0.25
Common stock closing price	$0.21	$0.21	$0.21	$0.21	$0.50	$0.50	$0.50	$0.50

This method of valuation involves future estimates regarding the price protection feature, among other estimates, and therefore the valuation of these warrants is considered a Level 3 measurement.

The Company accounts for its redeemable convertible preferred stock liability in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity. The fair value of the preferred stock derivative on the date of issuance and on each re-measurement date is estimated using the Monte Carlo valuation model using the following assumptions:

	December 31, 2014	December 31, 2013
Volatility	91%	177%
Risk-free interest rate	0.36%	0.48%
Dividend yield	0.0%	0.0%
Exercise price	$0.14	$0.14
Common stock closing price	$0.21	$0.50

The Series B redeemable convertible preferred stock derivative liability is recorded on its own line item on the Company's Balance Sheets. The Series B redeemable convertible preferred stock derivative liability is marked-to-market each reporting period with the change in fair value recorded on its own line in the Statement of Operations until the Series B redeemable convertible preferred stock is converted into common stock or redeemed.

4. Net Income (Loss) per Common Share

The following outstanding securities at December, 31, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	December 31,
	2014	2013
Options	14,000	16,000
Warrants	1,355,164	1,355,164
Total	1,369,164	1,371,164

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
Laboratory equipment	$1,454,000	$431,000
Office and computer equipment	59,000	65,000
Leasehold improvements	185,000	—
Total gross fixed assets	1,698,000	496,000
Less: accumulated depreciation and amortization	(478,000)	(351,000)
Property and equipment, net	$1,220,000	$145,000

Depreciation expense totaled $127,000 and $82,000 for the years ended December 31, 2014 and 2013, respectively.

	Gross	Accumulated	Property and
	Fixed Assets	Depreciation	Equipment, net
December 31, 2013	$496,000	$(351,000)	$145,000
2014 Additions	1,202,000	—	1,202,000
Depreciation expense	—	(127,000)	(127,000)
December 31, 2014	$1,698,000	$(478,000)	$1,220,000

The Company’s Slovenia manufacturing facility accounted for $1,161,000 of its consolidated net property and equipment at December 31, 2014.

6. Income Taxes

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets/(liabilities)
Net operating loss carry-forwards	$61,332,000	$59,051,000
Research and orphan drug credit carry-forwards	3,855,000	3,700,000
Depreciation and amortization	(8,000)	(4,000)
Stock options and other	1,381,000	1,121,000
Intangible assets	(3,155,000)	(3,162,000)
Net deferred tax assets/(liabilities)	63,405,000	60,708,000
Valuation allowance for deferred tax assets	(66,483,000)	(63,786,000)
Net deferred tax assets/(liabilities)	$(3,078,000)	$(3,078,000)

At December 31, 2014, the Company had U.S., Australian, Slovenian and UK gross net operating loss carry-forwards, or “NOLs”, of approximately $178.0 million and domestic research tax credit carry-forwards of approximately $3.9 million. The Company had $3.3 million of foreign NOL’s, including $2.5 million generated in 2014. The carry-forwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986 or the “Code”, as discussed further below. The NOL carry-forwards will begin to expire in 2019. The domestic research tax credit carry-forward will begin to expire in 2019. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

	December 31,
	2014	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Warrant liability and preferred stock conversion liability	(54.9)%	(24.8)%
Other permanent differences	1.0%	(2.1)%
State taxes, net of federal benefit	3.7%	3.7%
Change in valuation allowance	16.2%	(10.8)%
Effective income tax rate	0.0%	0.0%

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

The Company does not have any material unrecognized tax benefits as of December 31, 2014.

The Company is subject to U.S. federal tax examinations by tax authorities for the years 1998 to 2014 due to the fact that NOLs exist going back to 1998 that may be utilized on a current or future year tax return.

The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended December 31, 2014 and 2013, the Company did not recognize any interest and penalties.

7. Commitments and Contingencies

Operating Leases

Rent expense under operating leases was $314,000 and $214,000 in 2014 and 2013, respectively.

Future minimum lease payments, including termination fees, under noncancelable lease agreements as of December 31, 2014, are as follows:

Operating Lease
2015	$71,000
2016	44,000
2017	44,000
2018	43,000
2019	5,000
Total minimum lease payments	$207,000

The Company entered into an agreement with Virginia Biotechnology Research Partnership Authority for Richmond, Virginia laboratory space. At December 31, 2014, the Company’s minimum payment commitment for its rolling three-month lease of this laboratory space was $3,237.

In December 2014, the Company entered into an agreement with Nevis Limited and Charter Limited for laboratory space in Bedfordshire, United Kingdom. This agreement has an expiration date of December 2017, but the Company may terminate the lease at December 2015 at its option. At December 31, 2014, the Company’s minimum payment commitment for the Company’s Bedfordshire laboratory space was $9,300.

In 2014, the Company entered into an amended agreement with Office Suites Plus (now Regus Management Group, LLC) for office space in Glen Allen, Virginia. The agreement expires on April 30, 2015. At December 31, 2014, our minimum payment commitment for the Glen Allen space was $13,348.

In February 2014, the Company entered into an agreement with Avtotehna d.o.o. for manufacturing and research space in Ljubljana-Dobrunje, Slovenia. The lease has a termination date of February 2019, with extension provisions at the option of the Company, and a monthly payment is $3,615. At December 31, 2014, our minimum payment commitment for the Ljubljana-Dobrunje space was $181,757.  In addition, the Company expended $185,000 in 2014 for leasehold improvements related to this facility. These costs are being amortized on a straight-line basis over the life of the related lease.

The Company is subject to legal claims and actions related to the operations of its business. The Company does not expect the ultimate outcome of any such actions to have a material impact on its consolidated financial position or results of operations.

8. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement will focus on developing and commercializing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections. The Company paid Walter Reed Army Institute of Research $207,000 and $309,000 for services provided under the Collaborative Research and Development Agreement during the years ended December 31, 2014 and December 31, 2013, respectively.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. This agreement allows the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. The Company shall pay Intrexon, in cash or stock, milestone fees for the initiation and commencement of the first Phase 2 trial of $2,500,000 and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company will pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2014. The Company paid $941,000 and $357,000 to Intrexon in 2014 and 2013, respectively, for technical services rendered under the agreement.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficle. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In October 2014, the Company renewed its collaboration agreement, effective as of November 9, 2014, with the University of Leicester to develop phage therapies targeting C. difficle . This agreement expires November 12, 2015. The Company made payments to the University of Leicester under this agreement of $182,000 and $168,000 for the years ended December 31, 2014 and December 31, 2013, respectively.

9. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,016,080 shares of Preferred Stock as Series B Redeemable Convertible Preferred Stock (Series B) with an initial stated value of $1.40 and par value of $0.01. Each Series B preferred share is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B shares may be converted to common stock by the holder of the shares at any time. The Series B shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering, with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B stated value upon the closing of which, the shares of common stock of the Company shall be listed for trading on a major national stock exchange.

 Holders of the preferred stock are entitled to receive cumulative dividends at the rate of 10%, compounded per annum, of the applicable purchase price per share if and when declared by the board of directors. No dividends have been declared through December 31, 2014.

At any time on or after June 23, 2018, the holders of at two-thirds of the outstanding shares of the preferred stock may require the Company to redeem all of the outstanding shares of the preferred stock for an amount equal to the original issue price per share plus any declared and unpaid dividends.

Holders of the Series B are entitled to a liquidation preference in an amount equal to $1.40 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merges with or is acquired by another entity.

In connection with the private placement of Series B Redeemable Convertible Preferred Stock, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with a down-round ratchet provision. The Company estimates the fair values of the conversion feature using a Monte Carlo valuation model. The Company measured the fair value of the conversion feature on June 26, 2013 and July 15, 2013 (dates of issuance) and recorded the initial liability as part of the private placement proceeds.

On June 26, 2013, the Company issued 4,999,999 shares of the Company’s newly-created Series B and warrants that would each be used to purchase 12,499,996 shares of common stock at an exercise price of $0.14 per share for an aggregate purchase price of $7.0 million. The value of the derivative liability related to the warrants was $1,886,000 and the value of the derivative liability related to the preferred shares was $6,917,000. As part of the same transaction, the Company converted $5,491,000 in outstanding convertible loan notes (principal and interest) into 4,357,936 shares of Series B and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $1,644,000 and the value of the derivative liability related to the preferred shares was $6,029,000. As part of this issuance, the Company issued warrants to purchase 4,999,999 shares of common stock at an exercise price of $0.14 per share with an initial fair value of $759,000 and paid $350,000 to the placement agents. As a result of this financing, all outstanding convertible notes were converted into shares of Series B and warrants to purchase common stock. On July 15, 2013, the remaining outstanding convertible loan notes, totaling $829,277 in principal and interest, were converted into 658,145 shares of Series B and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share. The value of the derivative liability related to the warrants was $674,000 and the value of the derivative liability related to the preferred shares was $2,386,000.

The Company re-measured the fair value of the conversion feature and recorded a gain of $27,763,000 to adjust the liabilities associated with the conversion feature at their estimated fair value totaling $12,320,000 as of December 31, 2014.

10. Warrants

On December 22, 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 1,355,164 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $0.46 per share. As these warrants must be settled in registered shares of common stock, the Company accounted for these warrants as liabilities. The Company re-measured the fair value of these warrants and recorded a gain of $388,000 to adjust the liability associated with these warrants to their estimated fair value of $172,000 at December 31, 2014.

In connection with the December 2013 private placement of 72,007,000 shares of the Company’s common stock at a price per share of $0.25, the Company issued an aggregate of warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share to the placement agents. These warrants, which expire December 2018, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liability instruments.

In connection with the private placement of Series B Redeemable Convertible Preferred Stock, which occurred through two closings on June 26, 2013 and July 15, 2013, respectively, the Company issued an aggregate of warrants to purchase 30,040,194 shares of common stock at an exercise price of $0.14 per share. These warrants, which expire in June 2018 and in July 2018, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liability instruments. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded the initial liability as part of the private placement proceeds and expensed $759,000 for the warrants issued to the placement agent.

From February through May 2013, in connection with the issuance of new convertible promissory notes, the Company issued warrants to purchase up to 7,030,387 shares of its common stock. These warrants expire February through May 2018 and are exercisable at a price of $0.14 per share

We estimate the fair values of these securities using a Monte Carlo valuation model.

							2013 Convertible
	June 26, 2013	Exercise Price	July 15, 2013	Exercise Price	December 23, 2013	Exercise Price	Promissory Notes	Exercise Price	2011	Exercise Price	Total	Exercise Price
Balance, December 31, 2013	28,394,834	$0.14	1,645,361	$0.14	4,320,420	$0.25	7,030,387	$0.14	1,355,164	$0.46	42,746,166	$0.16
Exercises	(3,855,714)	0.14	—	—	—	—	—	—	—	—	(3,855,714)	0.14
Balance, December 31, 2014	24,539,120	0.14	1,645,361	0.14	4,320,420	0.25	7,030,387	0.14	1,355,164	0.46	38,890,452	0.16

Aggregate proceeds if exercised	$3,435,477		$230,351		$1,080,105		$984,254		$623,375		$6,353,562

The Company re-measured the fair value of these warrants and recorded a gain of $9,066,000 in 2014 to adjust the liabilities associated with these warrants to their estimated fair values totaling $5,654,000 as of December 31, 2014. In 2013, the Company recorded a loss of $14,214,000 to record the liability associated with the issuance of the warrants and to adjust the liability to its estimated fair value of $16,311,000 as of December 31, 2013.

No warrants were exercised through December 31, 2013. On June 26, 2014, 3,855,714 warrants were net-share exercised into 2,734,151 shares of common stock. In conjunction with this exercise, $1,595,000 was reclassified from the warrant liability into equity.

11. Stock Incentive Plan Compensation

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

Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, the Company may record adjustments to increase or decrease compensation expense in future periods. There were no significant adjustments related to changes in the Company’s estimates for the year ended December 31, 2014 and year ended December 31, 2013.

Following is a summary of the amount included as stock-based compensation expense in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2014	2013
Stock options:
Research and development	$143,000	$191,000
General and administrative	632,000	1,246,000
Severance charge	1,161,000	—
Total stock-based compensation expense	$1,936,000	$1,437,000

(1)	The severance charge component of stock incentive plan compensation relates to accelerated vesting of stock options held by the Company’s former Chief Executive Officer per the terms of his employment agreement.

The following table summarizes Option activity:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24,971,000	$0.19	9.11	$7,940,000
Granted	750,000	0.28
Exercised	—	—
Forfeited	3,137,378	0.19
Expired	548,875	0.25
Outstanding at December 31, 2014	22,034,747	$0.19	8.18	$640,837
Exercisable at December 31, 2014	19,725,997	$0.19	8.17	$623,062

Options vested or expected to vest at December 31, 2014 totaled 21,849,294, with an intrinsic value of $639,000.

The aggregate intrinsic value is determined using the closing price of the Company’s common stock of $0.50 on December 31, 2014.

As of December 31, 2014, the Company had unrecognized compensation cost related to unvested Options of approximately $2,219,000 net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately three years.

The fair value of each Option is estimated on the date of grant using the Black-Scholes valuation method with the key inputs as follows:

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.3%	0.6%
Expected volatility	160.9%	172.1%
Expected term (in years)	4.0	4.0
Expected dividend yield	0.0%	0.0%

Shares Reserved For Further Issuance

As of December 31, 2014, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	22,034,747
Available for future grants under the 2013 Stock Incentive Plan	39,250,000
Warrants	38,890,452
Total shares reserved	100,175,199

12. Employee Retirement Plan

The Company sponsors an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made at the discretion of the Company’s Board of Directors. The Company suspended matching contributions effective January 1, 2009 and accordingly no matches were approved in 2013 or 2014.

13. Convertible Loan Notes

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

As a result of the private placement of Series B Redeemable Convertible Preferred Stock that consisted of two closings, occurring on June 26, 2013 and July 15, 2013, respectively, all outstanding convertible notes were converted into shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase shares of common stock at an exercise price of $0.14 per share. On June 26, 2013, as part of the first closing, the Company converted $5,491,001 in outstanding convertible loan notes and accrued interest thereon into 4,357,936 shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase 10,894,839 shares of common stock at an exercise price of $0.14 per share. On July 15, 2013, the remaining outstanding convertible loan notes and accrued interest thereon, totaling $829,277, were converted into 658,145 shares of Series B Redeemable Convertible Preferred Stock and warrants to purchase 1,645,361 shares of common stock at an exercise price of $0.14 per share.

14. Related Parties

As part of the acquisition of SPH Holdings Pty Ltd, the Company paid $100,000 and issued an additional 2,000,000 shares of common stock to Cellabs Pty Ltd (Cellabs) as part of a repayment agreement for its outstanding loans to SPH Holdings Pty Ltd. In January 2013, the Company paid an additional $50,000 to Cellabs. The remaining loan balance of $200,000 was paid in December 2013.

During the year ended December 31, 2013, $110,000 was recognized in general and administrative expenses for management and accounting consultancy fees provided by two shareholders. The Company shares resources in the new Australian operations such as facility space, electricity, insurance, and equipment with Cellabs, owned by a shareholder, and receives a quarterly invoice for these services. The total expense for these services for the year ended December 31, 2014 was $36,000 and for December 31, 2013 was $70,000. As part of the acquisition of SPH, the Company also entered into a loan repayment agreement with Cellabs which was paid in full during 2013.

As of December 31, 2014 and December 31, 2013, $3,000 and $152,000, respectively, of current liabilities are due to related parties.

Randal J. Kirk, the father of Julian P. Kirk, a member of our board of directors, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital stock of Intrexon. Randal J. Kirk is also deemed a holder of more than five percent of the shares of our common stock, as described in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 annual meeting of shareholders. In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. This agreement allows the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. The Company shall pay Intrexon, in cash or stock, milestone fees for the initiation and commencement of the first Phase 2 trial of $2,500,000 and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company will pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2014. However, the Company paid $941,000 and $357,000 to Intrexon in 2014 and 2013, respectively, for technical services rendered under the agreement.

15. Common Stock

In December 2013, the Company issued 72,007,000 shares of the Company's common stock at a price per share of $0.25. As part of this private placement, the Company issued warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share with an initial fair value of $1,442,000 and paid $1,115,000 to the placement agents. In 2014, the Company accrued and paid to $569,000 to certain shareholders as required by the terms of our Series B Redeemable Convertible Preferred Stock Purchase Agreement.

16. Severance Charge

On September 15, 2014, by mutual agreement of the Board of Directors (the “Board”) of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company, effective September 15, 2014. In accordance with Mr. Young’s employment agreements, the Company recorded a severance charge in the quarter ended September 30, 2014 of $1,864,000 related to severance-period compensation and benefits, as well as stock-based compensation expense related to the accelerated vesting of stock options. The composition of the severance charge and activity with regard to the severance liability is as follows:

Total severance charge	$1,864,000
Stock-based compensation	(1,161,000)
Cash compensation	703,000
Payments in 2014	148,000
Accrued severance, December 31, 2014	$555,000

17. Subsequent Events

On March 10, 2015, the Company entered into subscription agreements to issue an aggregate amount of 78,787,880 shares of common stock as well as 19,696,971 common stock warrants for an aggregate purchase price of approximately $13 million as part of a private placement. The purchase price of the common stock was $0.165 per share. The warrants are exercisable at a price per share of $0.215. In addition, the Company issued 4,727,273 common stock warrants to the placement agents at an exercise price of $0.215. These warrants, which expire March 2020, will be exercisable beginning on the later of (i) the first anniversary of the date of issuance and (ii) the date the Company effects a reverse stock split or increases the number of authorized shares of common stock, in either case in an amount sufficient to permit the exercise in full of the warrants issued in this offering; provided that if the reverse stock split or share increase occurs before the first anniversary, the warrants will be exercisable at that time. As the Company does not have currently adequate authorized shares to cover the exercise of these warrants, the Company will account for these warrants as liability instruments.

The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issues in these transactions. Each of such purchasers was an “accredited investor” under Rule 506 of Regulation D or, if not a “U.S. person”, under Regulation S.

PART III

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 20, 2015, we dismissed PBMares, LLP as our independent registered public accounting firm. The reports of PBMares on our financial statements for each of the last fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The decision to change auditors was approved by the Audit Committee of the Board.

During our two most recent fiscal years, and in the interim period ending on the date of our dismissal of PBMares, we have not had any disagreements with PBMares on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PBMares’ satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods.

During our two most recent fiscal years, and in the interim period ending on the date of our dismissal of PB Mares, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K. PBMares provided us with a letter addressed to the SEC confirming PBMares’ agreement with the foregoing disclosures. A copy of the letter from PBMares, dated January 22, 2015, is included with our Current Report on Form 8-K filed with the SEC on January 23, 2015.

We engaged Ernst & Young, LLP (E&Y) as our new independent accountant as of January 20, 2015. During our two most recent fiscal year, and in the interim period ending on the date of our engagement of E&Y, we did not consult with E&Y regarding any of the matters described in Item 304(a)(2)(i) and (ii) of Regulation S-K. The Audit Committee and the Board have approved this engagement.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting and identified a material weakness in internal control over financial reporting during the year ending December 31, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that, during the years ending December 31, 2014 and 2013, our internal control over financial reporting was not effective.

Based upon management’s evaluation, we concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions, as of December 31, 2014 and 2013. As a result, restatements of our consolidated financial statements for the year ended December 31, 2014 and 2013 and for the periods ended and March 31, 2014, June 30, 2014 and September 30, 2014 have been necessary. On the consolidated financial statements for the year ended December 31, 2014 and 2013, the following restatements were made: reclassification of Series B Redeemable Convertible Preferred Stock from permanent equity to mezzanine equity and accrual of dividends on preferred stock; revised revenue recognition with respect to license revenues; reclassification of 2011 warrants from permanent equity to liabilities; recording of additional goodwill related to our Biocontrol acquisition; recording a deferred tax liability based on revised Monte Carlo simulations and updated assumptions; and correcting cumulative translation adjustments to fully adopt the US dollar as the currency for out foreign subsidiaries.

For the year ended December 31, 2014, our independent registered public accounting firm, Ernst & Young LLP was not required to report on the effectiveness of our internal control over financial reports due to the exemptions allowed to smaller reporting companies.

Management is implementing a remediation plan to address the material weakness, including recruiting for additional accounting and finance staff members.

Changes in Internal Controls Over Financial Reporting.

During the quarter ended December 31, 2014, there was no change in our internal control over financial reporting during 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

None.

PART III

Certain information required by Part III of this Annual Report is omitted and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Stockholders.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our directors and executive officers will be presented under the captions “Proposal No. 1 – Election of Directors” and “Executive Officers and Directors” in our definitive proxy statement. Such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION.

Information relating to executive compensation will be presented under the caption “Executive Compensation” in our definitive proxy statement filed in connection with our annual meeting. Such information is incorporated herein by reference.

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

PART IV

Item 15.	EXHIBITS.

The following exhibits are filed as part of this Annual Report. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation, effective May 21, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed December 16, 2013).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed December 16, 2013).

3.3	Articles of Correction to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed December 16, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed December 16, 2013).

3.5†	Amendment to Amended and Restated Articles of Incorporation, effective January 5, 2015.

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed December 16, 2013).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed December 16, 2013).

4.3	Subscription Agreement to Purchase Series B Preferred Stock and Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed December 16, 2013).

4.4	Registration Rights Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed December 16, 2013).

4.5	Subscription Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 filed December 16, 2013).

4.6	Subscription Agreement, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 19,. 2015)

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 19, 2015)

4.8	Registration Rights Agreement, dated March 10, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 19, 2015)

10.1	Loan Repayment Deed, dated September 28, 2012, by and among the Company, Cellabs Pty Ltd and Special Phage Holdings Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed December 16, 2013).

10.2	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).

10.3	Stock Issuance Agreement, dated as of March 28, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed December 16, 2013).

10.4*	Collaboration Agreement, dated as of April 24, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed December 16, 2013).

10.5*	Collaboration Agreement, dated as of August 1, 2013, by and among the Company, the University of Leicester and the University of Glasgow (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed December 16, 2013).

10.6*	License, dated as of September 5, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed December 16, 2013).

10.7	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed December 16, 2013).
10.8	License Agreement, dated as of February 18, 2013, by and between the Company and Office Suites Plus Properties, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed December 16, 2013).

10.9	Agreement of Lease, dated as of February 23, 2011, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed December 16, 2013).

10.10	Client Services Agreement, dated as of September 1, 2011, by and between the Company and PBC Carlsbad LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed December 16, 2013).

10.11	Lease, dated as of December 8, 2011, by and between Biocontrol Limited, Nevis Limited and Charter Limited (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed December 16, 2013).

10.12+	2009 Targeted Genetics Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed December 16, 2013).

10.13+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed December 16, 2013).

10.14+	Form of Stock Option Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed December 16, 2013).

10.15+	Employment Agreement, dated as of October 19, 2011, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed December 16, 2013).

10.16+	Amendment No. 1 to Employment Agreement, dated as of June 25, 2013, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 filed December 16, 2013).

10.17+	Offer of Employment, dated October 7, 2013, by and between the Company and Baxter Phillips, III (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed December 16, 2013).

10.18*	License Agreement, dated July 3, 2007, by and between the Company and United Kingdom Health Protection Agency, Centre for Emergency Preparedness and Response (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed January 21, 2014).

10.19	Shareholder Sale Agreement, dated as of September 8, 2012, by and between the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed January 21, 2014).

10.20	Agreement and Plan of Merger, dated November 12, 2010, by and between the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed January 21, 2014).

10.21+	2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).

10.22	Agreement of Lease of Business Premises, dated as of February 21, 2014, by and between Avotehna d.d. and Ampliphi, Biotehnološke Raziskave in Razvoj, d. o. o. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).

10.23	Collaboration Agreement, effective November 9, 2014, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.23 to the Amendment No. 4 to the Registration Statement on Form 10 filed on November 14, 2014).

10.24	Interim Chief Operating Officer Agreement, dated September 18, 2014, by and between the Company and Wendy S. Johnson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2014).

10.25

Amendment to Chief Operating Officer Agreement, dated January 11, 2015, by and between the Company and Wendy S. Johnson (incorporated by reference to Exhibit 10.25 to the Form S-1 filed on

November 20, 2014).

14.1 †	Code of Business Conduct and Ethics.

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed January 21, 2014).

23.1†	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2†	Consent of PBMares, LLP, independent registered public accounting firm.

24.1†	Power of Attorney (contained on the signature page).

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

By:	/s/ Jeremy Curnock Cook
Name: Jeremy Curnock Cook
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Jeremy Curnock Cook	Interim Chief Executive Officer and Chairman	April 15, 2015
Jeremy Curnock Cook	of the Board of Directors
(Principal Executive Officer)

/s/ David E. Bosher	Chief Financial Officer	April 15, 2015
David E. Bosher	(Principal Financial and Accounting Officer)

/s/ Wendy S. Johnson	Interim Chief Operating Officer and Director	April 15, 2015
Wendy S. Johnson

/s/ Louis Drapeau	Director	April 15, 2015
Louis Drapeau

/s/ Michael S. Perry, Ph.D.	Director	April 15, 2015
Michael S. Perry, Ph.D.

/s/ Julian P. Kirk	Director	April 15, 2015
Julian P. Kirk

/s/ Anthony M. Smithyman	Director	April 15, 2015
Anthony M. Smithyman

