Form 10-K/A
period 2014-12-31
AmpliPhi Biosciences Corp
filed 2015-04-30
CIK 921114

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No  ☒

As of April 10, 2015, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2014 (the last business day of the Registrant’s most recently completed second quarter) as reported on the OTCQB market, was approximately $68,801,349. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2015, the Registrant had outstanding 277,946,973 shares of Common Stock.

TABLE OF CONTENTS

AMPLIPHI BIOSCIENCES CORPORATION

2

EXPLANATORY NOTE REGARDING AMENDMENT

This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 15, 2015.

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Bylaws provide that the Board of Directors will consist of not less than one nor more than nine members, as fixed from time to time by a resolution of the Board of Directors. Our Board of Directors currently consists of five members. Our directors serve under a classified board structure, with each director serving for a three-year term of office. Directors are divided into three classes with one class standing for election every year at our annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Anthony Smithyman resigned from the Board of Directors on April 16, 2015. On April 24, 2015, in an effort to make the number of directors in each class of directors as equal in number as possible, the Board appointed Michael S. Perry to fill a vacancy among the Class I directors and appointed Jeremy Curnock Cook to fill a vacancy among the Class III directors. After giving effect to such appointments, our directors are divided among the three classes as follows:

•	The Class III director is Jeremy Curnock Cook and his term will expire at our annual meeting of stockholders to be held in 2015.

•	The Class I directors are Louis Drapeau and Michael S. Perry and their terms will expire at our annual meeting of stockholders to be held in 2016.

•	The Class II directors are Julian P. Kirk and Wendy Johnson and their terms will expire at our annual meeting of stockholders to be held in 2017.

The classification of the Board of Directors may have the effect of delaying or preventing changes in control of our company. We expect that additional directorships resulting from an increase in the number of directors, if any, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

The table below sets forth AmpliPhi’s directors and individuals chosen to be directors and their respective ages as of this Annual Report.

Name	Age	Position
M. Scott Salka	53	(*)
Jeremy Curnock Cook(1)(2)(3)	65	Interim Chief Executive Officer, Chairman of the Board
Wendy Johnson	63	Interim Chief Operating Officer, Director
Louis Drapeau(1)(2)(3)	71	Director
Michael S. Perry, Ph.D.(1)(2)(3)	55	Director
Julian P. Kirk	41	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee

(*)	M. Scott Salka has been appointed to serve as the Chief Executive Officer of the Company and a member of the Board of Directors, effective as of May 18, 2015; on such date, Mr. Salka will replace Interim Chief Executive Officer Jeremy Curnock Cook. Mr. Curnock Cook will continue serving as Chairman of the Board of Directors.

No events listed in Item 401(f) of Regulation S-K have occurred during the past 10 years that are material to the evaluation of the ability or integrity of any of our directors.

Individual Chosen to be Director

M. Scott Salka accepted an offer of employment as the Company’s Chief Executive Officer, effective as of May 18, 2015, and will be appointed as a Class III director at such time. Since 2010, Mr. Salka has served as CEO of Aspyrian Therapeutics Inc., a company focused on developing near-infrared photoimmunotherapy (PIT) therapies. Mr. Salka was the CEO of Ambit Biosciences (acquired by Daichi Sankyo) in 2014. During Mr. Salka’s tenure at Ambit, a company developing treatments for oncology, autoimmune and inflammatory diseases, he was responsible for transforming the company from a service contract business to a fully capable drug discovery and development enterprise. Prior to joining Ambit in 2001, he served as the president and chief executive officer of two privately held genomics companies, Arcaris, Inc. and 454 Corporation (sold to Roche in 2007). He also previously co-founded one of the first commercial genomics companies, Sequana Therapeutics, Inc., a pioneer in the effort to commercialize the international Human Genome Project.Mr. Salka has also been a board member of Sorrento Therapeutics, Inc. and San Diego State University College of Business Administration. He received his M.B.A. from Carnegie Mellon University and his B.S. in finance from San Diego State University.

Class III Director – Term Expiring in 2015

Jeremy Curnock Cook was appointed Interim Chief Executive Officer in September 2014 and has served as a member of our Board of Directors since July 1995 and as chairman of the Board of Directors since February 1998. Mr. Curnock Cook has served as Chairman of International Bioscience Managers Limited, a corporate and investment advisory firm since 2000, and also currently serves as Managing Director of Bioscience Managers Pty Ltd, a medical sciences fund manager. From 1987 to 2000, Mr. Curnock Cook was a director of Rothschild Asset Management Limited, a corporate and investment advisory company, and was responsible for the Rothschild Bioscience Unit. Mr. Curnock Cook founded the International Biochemicals Group in 1975, which was sold in 1985 to Royal Dutch Shell, where he served as managing director until 1987. Mr. Curnock Cook holds an M.A. in natural sciences from Trinity College, Dublin. He also serves as a member of the board of Avita Medical Ltd, Nexus6 Ltd and SeaDragon Ltd. Mr. Curnock Cook brings to the Board significant experience as an investor in and board member of multiple biotechnology companies.

Class I Directors – Term Expiring in 2016

Louis Drapeau has served as a member of our Board of Directors since March 2011. Mr. Drapeau currently serves as Vice President and Chief Financial officer of InSite Vision, an ophthalmology drug development company, a position he has held since October 2007. From November 2008 until December 2010, he was also CEO of InSite Vision. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company, from January 2006 to August 2007. Prior to Nektar, he served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc. Previously, Mr. Drapeau spent 30 years at Arthur Andersen, including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, which included 12 years as Managing Partner. Mr. Drapeau received both his undergraduate degree in mechanical engineering and an M.B.A. from Stanford University. He also serves as a member of the board of Bio-Rad Laboratories. Mr. Drapeau is able to provide valuable input with respect to accounting and financial matters as a result of his experience.

Michael S. Perry, D.V.M., Ph.D. has served as a member of our Board of Directors since November 2005. Dr. Perry is currently Global Head of Stem Cell Therapy and Vice President of the Integrated Hospital Care Franchise for Novartis Pharmaceuticals Corporation. Prior to joining Novartis in 2012, he was a Venture Partner with Bay City Capital, a venture capital firm, from 2005 to 2012. While serving in this capacity, he concurrently served as President and Chief Medical Officer at Poniard Pharmaceuticals, Inc., a publicly held drug development company, from 2009 to 2011 and also previously served as Chief Development Officer of VIA Pharmaceuticals, Inc., another publicly held biotechnology company, from 2005 to 2009. Dr. Perry served as chairman and Chief Executive Officer of Extropy Pharmaceuticals, Inc., a privately held pediatric specialty pharmaceutical company, from 2003 to 2005. From 2002 to 2003, Dr. Perry served as President and Chief Executive Officer of Pharsight Corporation, a publicly held software and consulting services firm. From 2000 to 2002, Dr. Perry served as Global Head of Research and Development for Baxter Healthcare. From 1997 to 2000, Dr. Perry was President and Chief Executive Officer of both SyStemix Inc. and Genetic Therapy Inc., two wholly owned subsidiaries of Novartis Pharma; he was Vice President of Regulatory Affairs for Novartis from 1994 to 1997. Prior to 1994, Dr. Perry held various management positions with Syntex Corporation, Schering-Plough Corporation and BioResearch Laboratories, Inc. Dr. Perry holds a Doctor of Veterinary Medicine, a Ph.D. in Biomedical Science-CardioPulmonary Pharmacology and a B.S. in Physics from the University of Guelph. He also serves as a member of the board of Arrowhead Research Corporation and of Avita Medical Ltd. Dr. Perry brings to the Board substantial scientific and medical knowledge, as well as operational and investing experience.

Class II Directors – Term Expiring in 2017

Wendy Johnson was appointed Interim Chief Operating Officer in September 2014 and joined our Board of Directors in May 2014. Between 2005 and January 2014 Ms. Johnson served as a venture partner at ProQuest Investments, a venture capital firm. From November 2006 until January 2014, Ms. Johnson served as the President and Chief Executive Officer of Aires Pharmaceuticals, a ProQuest portfolio company. Prior to joining ProQuest, she served as Senior Vice President, Corporate Development, at Salmedix Inc., and she held senior business and corporate development positions at WomenFirst Healthcare, Prizm Pharmaceuticals (Selective Genetics Inc.), Cytel Corp., Synbiotics Corp., and Murex Corp. (Cambridge U.K.). Additionally, Ms. Johnson served as Assistant Director with the Center for Devices and Radiological Health at the U.S. Food and Drug Administration. Ms. Johnson holds an M.B.A. from Loyola University, an M.S. in clinical microbiology from the Hahnemann Medical School and a B.S. in microbiology from the University of Maryland. Ms. Johnson brings to our Board significant experience in pharmaceutical drug development and business development, as well as a strong background in microbiology.

Julian P. Kirk has served as a member of our Board of Directors since June 2013. Mr. Kirk is a Managing Director of Third Security, LLC, where he has worked since the firm’s inception with several portfolio companies of its managed investment funds. He is also involved with oversight of Third Security, LLC’s internal operations. Since October 2012, he has served on the board of directors of Fibrocell Science, Inc. Since August 2010, he has served on the board of the New River Valley Economic Development Alliance. From October 2006 until December 2011, he served as member of the board of directors of IntelliMat, Inc. and as co-chairman of the board between September 2008 and December 2011. From September 2005 until December 2011, Mr. Kirk served as President of Harvest Pharmaceuticals Inc. Mr. Kirk also served as chairman of the board of managers of ECDS, LLC from June 2008 until March 2010. Mr. Kirk graduated as an Echols Scholar from the University of Virginia. Mr. Kirk brings to our Board significant financial and operations expertise within our industry.

Board Meetings and Committees

Director Attendance

During the year ended December 31, 2014, the Board of Directors held 14 meetings. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and the committees on which such director served. The Company does not have a formal policy regarding director attendance at annual meetings.

Our Board of Directors has established three committees of the Board of Directors: (1) an audit committee; (2) a compensation committee; and (3) a nominating and corporate governance committee.

Audit Committee. The audit committee, established in September 2008, is comprised of three members, each of whom is a non-employee member of the Board of Directors, other than Jeremy Curnock Cook, who is currently serving as our Interim Chief Executive Officer. The committee’s members meet the independence and financial literacy requirements under the Exchange Act, and related SEC rules, and NYSE MKT listing requirements. In addition, at least one member of the committee is qualified as an “audit committee financial expert” as defined in SEC rules. The audit committee consists of Jeremy Curnock Cook, Louis Drapeau and Michael S. Perry. Louis Drapeau has been designated our “audit committee financial expert” and serves as the chair of the audit committee. The audit committee operates under a charter approved by our Board.

The audit committee held 6 meetings during the last fiscal year. A copy of the audit committee’s charter is available on the Internet at our website at www.ampliphibio.com, in the “Investor Relations” section.

The functions of the audit committee include, among other things:

•	choosing the independent certified public accountants to serve as the independent auditors of the Company;
•	evaluating the performance, independence and qualifications of our independent auditors;
•	reviewing and discussing with management and the independent auditors the results of the independent auditors’ annual audit examination;
•	reviewing and discussing with management and the independent auditors the annual audited financial statements of the Company;
•	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the scope, adequacy and effectiveness of our financial controls;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;
•	reviewing and providing oversight with respect to any related-party transactions and monitoring compliance with the Company’s code of business conduct ethics;
•	adopting the guidelines governing hiring of employees or former employees of the independent auditors in accordance with SEC rules;
•	reviewing and discussing with management and the independent auditors the Company’s off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors;
•	resolving any disagreements between management and the independent auditors regarding the Company’s financial reporting;
•	recommending to the Board of Directors whether, based on the review and discussions described above, the Company’s annual audited financial statements should be included in the Company’s Annual Report on Form 10-K; and
•	preparing an audit committee report for inclusion in the Company’s proxy statement for its annual meeting of stockholders.

Compensation Committee. The compensation committee, established in January 2004, is comprised of three members, each of whom is a non-employee member of the Board of Directors and meets the independence standards under NYSE MKT listing requirements, other than Jeremy Curnock Cook, who is currently serving as our Interim Chief Executive Officer.. The compensation committee consists of Jeremy Curnock Cook, Louis Drapeau and Michael S. Perry. Michael S. Perry serves as the chair of the compensation committee. The compensation committee operates under a charter approved by our Board. The compensation committee held 4 meetings during the last fiscal year. A copy of the compensation committee’s charter is available on the Internet at our website www.ampliphibio.com in the “Investor Relations” section.

The functions of the compensation committee include, among other things:

•	taking any and all actions that may be taken by the Board of Directors with respect to executive compensation, including developing executive compensation programs and policies;
•	reviewing and approving corporate and individual goals and objectives relevant to the compensation of the Company’s executives;
•	evaluating the performance of the Company’s CEO and other executive officers in light of such goals and objectives and, based on this evaluation, determining the compensation of the CEO and executive officers (including salary, bonus, stock option grants, expense accounts, perquisites and other direct or indirect benefits);

•	reviewing and making recommendations regarding the compensation of non-officer employees, directors and consultants of the Company;
•	supervising the administration of the Company’s stock option plans, employee stock purchase plan and other stock- or cash-based compensation and incentive programs;
•	approving and making grants and awards of stock options and other equity securities to the Company’s executive officers and non-employee directors under the Company’s stock option plans and other incentive programs;
•	making recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans;
•	reviewing and approving, for the Company’s executive officers, employment, severance, retirement and change of control agreements, arrangements or provisions and any special or supplemental benefits;
•	reviewing and discussing with management the Company’s proposed disclosure under the “Compensation Discussion and Analysis” required by Regulation S-K under the Exchange Act and recommend to the Board whether such Compensation Discussion and Analysis should be included in the Company’s proxy statement and Annual Report on Form 10-K; and
•	preparing a compensation committee report in accordance with the rules and regulations of the SEC for inclusion in the Company’s proxy statement.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee, established in March 2004, is comprised of three members, each of whom is a non-employee member of the Board of Directors and meets the independence standards under NYSE MKT listing requirements, other than Jeremy Curnock Cook, who is currently serving as our Interim Chief Executive Officer.. The nominating and corporate governance committee consists of Jeremy Curnock Cook, Louis Drapeau and Michael S. Perry. Jeremy Curnock Cook serves as the chair of the nominating and corporate governance committee. The nominating and corporate governance committee operates under a charter approved by our Board. The nominating and corporate governance committee held no meetings during the last fiscal year. A copy of the nominating and corporate governance committee’s charter is available on the Internet at our website at www.ampliphibio.com, in the “Investor Relations” section.

The functions of the nominating and corporate governance committee include, among other things:

•	developing and recommending to the Board of Directors criteria for Board membership to assist the Board in identifying and attracting candidates to become directors;
•	monitoring the independence under NYSE MKT listing requirements of directors;
•	annually presenting to the Board of directors a list of individuals recommended for nomination for election as directors at the annual meeting of stockholders;
•	conducting the appropriate and necessary inquiries into the backgrounds, qualifications and skills of potential candidates and selecting and approving potential candidates for nomination as directors;
•	before recommending an incumbent director for re-nomination, reviewing his or her qualifications, including capability, availability to serve, conflicts of interest, past performance and other relevant factors;
•	reviewing any potential conflicts between the directors and director candidates and the interests of the Company;
•	reviewing and evaluating stockholder submissions for director nominees;
•	monitoring regulatory developments concerning stockholder access to director nominations, and recommending amendments or modifications to the Company’s policies and procedures concerning stockholder access to director nominations;
•	reviewing the qualifications, requirements, membership, structure (including authority to delegate) and performance of Board committees, including the nominating and corporate governance committee, and making recommendations to the Board of Directors regarding committee memberships;
•	reviewing and assessing the Company’s corporate governance principles, including information reporting procedures to the Board of Directors, director engagement and the code of conduct applicable to the Company’s directors, officers and employees;
•	overseeing evaluation of the performance of each director;

•	reviewing with the Board of Directors the Company’s succession plans relating to positions held by executive officers, and making recommendations with respect to the selection of individuals to occupy these positions; and
•	reviewing the outside activities of senior executives.

Director Nominations

As described below, the Company has adopted policies for identifying and evaluating director candidates.

Consideration of Director Candidates Recommended by Shareholders

It is the policy of the Board to consider any director candidates recommended by a shareholder of the Company, provided the information regarding director candidates recommended by a shareholder is submitted to the Board in compliance with this policy and AmpliPhi’s Bylaws.

Qualifications of Board Candidates

There are no specific, minimum qualifications that the Board requires to be met by a director nominee recommended for membership on the Board, nor are there any specific qualities or skills that are necessary for one or more of the Company’s directors to possess, other than as are necessary to meet any requirements under rules and regulations (including any stock exchange rules) applicable to the Company, including any independence and financial literacy tests (as such terms may be defined under any stock exchange rules then applicable to the Company).

Notwithstanding the foregoing, the Board considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board, including those set forth below.

Process for Identification and Evaluation of Director Candidates

The Company believes that the continuing service of qualified incumbents promotes stability and continuity in the boardroom, contributing to the Board’s ability to work as a collective body, while giving the Company the benefit of the familiarity and insight into the Company’s affairs that its directors have accumulated during their tenure. Accordingly, the process for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the criteria for membership on the Board, whom the independent members of the Board believe continue to make important contributions to the Board and who consent to continue their service on the Board. Consistent with this policy, in considering candidates for election at annual meetings of shareholders, the independent members of the Board will first determine the incumbent directors whose terms expire at the upcoming meeting and who wish to continue their service on the Board.

The independent members of the Board will evaluate the qualifications and performance of the incumbent directors that desire to continue their service. In particular, as to each such incumbent director, the independent members of the Board will (i) consider if the director continues to satisfy the minimum qualifications for director candidates adopted by the independent members of the Board, (ii) review any assessments of the performance of the director during the preceding term made by the Board, and (iii) determine whether there exist any special, countervailing considerations against re-nomination of the director.

If the independent members of the Board determine that an incumbent director consenting to re-nomination continues to be qualified and has satisfactorily performed his or her duties as director during the preceding term, and there exist no reasons, including considerations relating to the composition and functional needs of the Board as a whole, why in the view of the independent members of the Board the incumbent should not be re-nominated, the independent members of the Board will, absent special circumstances, propose the incumbent director for re-election.

The process by the independent members of the Board for identifying and evaluating nominees for director, including nominees recommended by a shareholder, involves (with or without the assistance of a retained search firm):

•	compiling names of potentially eligible candidates;

•	conducting background and reference checks;

•	conducting interviews with candidates and/or others (as schedules permit);

•	meeting to consider and approve final candidates; and

•	as appropriate, preparing and presenting to the full Board an analysis with regard to particular recommended candidates.

During the search process, the independent directors endeavor to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, shall effectively serve the long-term interests of the Company’s shareholders and contribute to the Company’s overall corporate goals.

In considering potential new directors, the independent members of the Board will review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are:

•	personal and professional integrity;

•	broad experience in business, finance or administration;

•	familiarity with the Company’s industry; and

•	prominence and reputation.

Since prominence and reputation in a particular profession or field of endeavor are what bring most persons to the Board’s attention, there is also further consideration of whether the individual has the time available to devote to the work of the Board and one or more of its committees. Nominees will be screened to ensure each candidate has qualifications which complement the overall core competencies of the Board. A review is also to be made of the activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the Board. The screening process includes a background evaluation and a review of the potential nominee’s qualification as an independent director under applicable rules and regulations (including the rules and regulations of the SEC and any applicable stock exchange).

There are no differences in the manner in which the Board considers and evaluates nominees for director based on whether the nominee is recommended by a shareholder.

Board of Directors Leadership Structure

Our Board of Directors has a chairman, Jeremy Curnock Cook, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the Board of Directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors.

Shareholder Communications with Board of Directors

Interested shareholders can send communications to our Board of Directors, a committee of our Board of Directors and individual directors by writing to them care of: Corporate Secretary, AmpliPhi Biosciences Corp, 800 East Leigh Street, Suite 209, Richmond, Virginia 23219. The outside of the envelope should prominently indicate for whom the correspondence is intended. The Corporate Secretary will forward such communication to our Board of Directors, the appropriate committee of our Board of Directors or individual directors, as the case may be, unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees, officers and directors including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.ampliphibio.com. We intend to disclose future amendments to the code or any waivers of its requirements on our website to the extent permitted by the applicable rules and exchange requirements.

Board of Directors Member Independence

Under the listing requirements and rules of the NYSE MKT for smaller reporting companies transferring from other markets, independent directors must compose at least 50% of a listed company’s board of directors within a one-year period following such company’s initial listing with the NYSE MKT. In addition, applicable NYSE MKT rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent within the meaning of applicable NYSE rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

In September 2014, our Board of Directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our Board of Directors determined that Messrs. Louis Drapeau and Michael Perry qualify as “independent” directors within the meaning of the NYSE MKT rules. Our Board of Directors also concluded that Mr. Curnock Cook and Ms. Johnson were not at such time “independent” directors within the meaning of the NYSE MKT rules given their roles as Interim Chief Executive Officer and Interim Chief Operating Officer, respectively. We anticipate that Mr. Curnock Cook and Ms. Johnson will qualify as “independent” directors within the meaning of the NYSE MKT rules once each ceases to operate in the interim executive roles in which each now serves.

As required under applicable NYSE MKT rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Role of the Board in Risk Oversight

Our audit committee is primarily responsible for overseeing our financial risk management processes on behalf of the full Board of Directors. Going forward, we expect that the audit committee will receive reports from management at least quarterly regarding our assessment of risks. In addition, the audit committee reports regularly to the full Board of Directors, which also considers our risk profile. The audit committee and the full Board of Directors focus on the most significant risks we face and our general risk management strategies. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. Our Board of Directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and the Board of Directors. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our Board leadership structure, which also emphasizes the independence of the Board in its oversight of its business and affairs, supports this approach.

Family Relationships

No family relationships exist between any of the directors or executive officers of our company.

Executive Officers and Significant Employees

The following table sets forth certain information about our executive officers, key employees, and individuals chosen to be executive officers as of the date of this report.

Name	Age	Position
M. Scott Salka	53	(*)
Jeremy Curnock Cook	65	Interim Chief Executive Officer, Chairman of the Board
Wendy Johnson	63	Interim Chief Operating Officer, Director
David E. Bosher	61	Interim Chief Financial Officer
Baxter F. Phillips III	39	Chief Business Officer

(*) M. Scott Salka has been appointed to serve as the Chief Executive Officer of the Company and a member of the Board of Directors, effective as of May 18, 2015; on such date, Mr. Salka will replace Interim Chief Executive Officer Jeremy Curnock Cook. Mr. Curnock Cook will continue serving as Chairman of the Board of Directors.

No events listed in Item 401(f) of Regulation S-K have occurred during the past 10 years that are material to the evaluation of the ability or integrity of any of our officers.

The following is a brief biography of the business experience during the past five years (and, in some instances, for prior years) of each non-director executive officer or significant employee of the Company:

David E. Bosher has served as our Interim Chief Financial Officer since July 2014. Since October 1, 2013, Mr. Bosher is serving as Managing Director for Fahrenheit Advisors, a consulting and financial services company based in Richmond, Virginia. Prior to joining Fahrenheit, Mr. Bosher served from 2006 to 2013 as Senior Vice President and Chief Financial Officer of Snagajob.com, Inc., a leading human capital services and hourly employment network for job seekers and employers, headquartered in Richmond, Virginia. Prior to Snagajob, he served from 2001 to 2006 as Senior Vice President and Chief Financial Officer of Payerpath, Inc., a U.S.-based healthcare revenue-cycle-management software company based in Richmond, Virginia. From 1988 to 2001, Mr. Bosher served in various senior finance roles with Cadmus Communications Corporation (NMS:CDMS) and was Cadmus' Senior Vice President and Chief Financial Officer from 1999 to 2001. His work experience also includes having served as Director of Corporate Accounting at a major publicly traded pharmaceutical firm and as senior audit professional with a large regional public accounting firm. Mr. Bosher received a B.S. in Business, with a major in Accounting, and a Masters in Business Administration, from the University of Richmond.

Baxter F. Phillips III has served as our Vice President, Corporate Strategy and Business Development since October 2013. Prior to joining AmpliPhi, Mr. Phillips served as Director, Business Development at Depomed, Inc., a commercially engaged specialty pharmaceutical company developing and commercializing products to treat pain and other central nervous system conditions, from 2011 to 2013. Prior to Depomed, Mr. Phillips served as Senior Director, Corporate Development at Osteologix, Inc., a global biopharmaceutical company, from 2007 to 2011. Prior to Osteologix, Mr. Phillips served in a number of senior research, corporate and sales and marketing positions at Insmed Inc., a publically traded biotechnology company, from 1998 to 2007. Mr. Phillips has a B.S. in Biology from Hampden-Sydney College and an MBA from The Mason School of Business at the College of William and Mary.

Item 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to our principal executive officer, and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Philip J. Young Former President, Chief Executive Officer and Director (2)	2014	$294,667	$240,000	$—	$1,908,588	(6)	$2,443,255
	2013	$400,000	$—	$1,856,000	$105,396		$2,361,396

Kelley A. Wendt, Chief Financial Officer (3)	2014	$158,875	$—	$—	$—		$158,875
	2013	$155,938	$—	$—	$18,575		$174,513

Jeremy Curnock Cook, Interim Chief Executive Officer	2014	$—	$—	$—	$50,625	(7)	$50,625

David E. Bosher, Interim Chief Financial Officer (4)	2014	$127,125	$—	$—	$—		$127,125

Wendy S. Johnson, Interim Chief Operating Officer (5)	2014	$60,000	$—	$—	$7,324	(7)	$67,324

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Mr. Young’s employment as President and Chief Executive Officer ended on September 15, 2014. His service as a director terminated on December 19, 2014.

(3)	On May 15, 2014, Ms. Wendt informed the Company of her intent to resign from the position of Chief Financial Officer, effective May 23, 2014. From May 23, 2014 until September 30, 2014, Ms. Wendt served as a consultant to the Company.

(4)	Mr. Bosher has served as interim Chief Financial Officer since his appointment on July 1, 2014.

(5)	Ms. Johnson has served as interim Chief Operating Officer since her appointment on September 15, 2014.

(6)	Includes severance compensation of $1,864,000 including $703,000 in severance period compensation and benefits and $1,161,000 of stock-based compensation related to accelerated vesting of stock options.

(7)	Represents Board of Director retainers paid to Mr. Curnock Cook and Ms. Johnson in 2014.

Grants of Plan-Based Awards

The Company made no grants of plan-based awards to our named executive officers in 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (# Exercisable)		Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Philip J. Young	6,825,000	(1)	-	$0.20	6/15/2015
	10,740,747	(2)	-	$0.16	6/15/2015
Kelley A. Wendt	-		-	$-	-
Jeremy Curnock Cook	220,000	(4)	220,000	$0.20	10/23/2022
	3,000	(5)	-	$9.10	5/26/2015
	3,000	(6)	-	$3.80	5/8/2016
	90,000	(7)	-	$0.27	5/29/2019
David E. Bosher	-		-	$-	-
Wendy S. Johnson	-		-	$-	-

(1)	6.25% of the total shares underlying this option vested and became exercisable on January 23, 2013. 6.25% of the total shares underlying this option vested and became exercisable on the first business day of each three (3) month period thereafter, subject to continued service through each vesting date. This option was subject to accelerated vesting at Mr. Young’s departure. As of December 31, 2014, 6,825,000 of the total shares underlying this option were vested and exercisable. In connection with Mr. Young’s departure, the Company agreed to extend the exercise period for Mr. Young’s options such that they will be exercisable until the ninetieth day following the earlier of (i) the date that the Company files a Registration Statement on Form S-8 with respect to the option shares or (ii) the date on which Mr. Young first exercises any of his outstanding options.

(2)	3,862,800 of the total shares underlying this option vested and became exercisable on the grant date, which was June 26, 2013. 1/36 of the remaining unvested shares underlying this option vested and became exercisable on each one month anniversary of the grant date thereafter, subject to continued service through each vesting date. This option was also subject to accelerated vesting at Mr. Young’s departure. As of December 31, 2014, 10,740,747 of the total shares underlying this option were vested and exercisable. In connection with Mr. Young’s departure, the Company agreed to extend the exercise period for Mr. Young’s options such that they will be exercisable until the ninetieth day following the earlier of (i) the date that the Company files a Registration Statement on Form S-8 with respect to the option shares or (ii) the date on which Mr. Young first exercises any of his outstanding options.

(3)	6.25% of the total shares underlying this option vested and became exercisable on January 23, 2013. 6.25% of the total shares underlying this option vests and becomes exercisable on the first business day of each three (3) month period thereafter, subject to continued service through each vesting date. This option may be subject to accelerated vesting as described below. As of December 31, 2014, 600,000 of the total shares underlying this option are vested and exercisable.

(4)	6.25% of the total shares underlying this option vested and became exercisable on January 23, 2013. 6.25% of the total shares underlying this option vests and becomes exercisable on the first business day of each three (3) month period thereafter, subject to continued service through each vesting date. This option may be subject to accelerated vesting as described below. As of December 31, 2013, 125,000 of the total shares underlying this option are vested and exercisable.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2014.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined contribution plans or other non-qualified compensation plans sponsored by us.

Non-Executive Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2014 to our non-executive directors.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Louis Drapeau (1)	$32,500	$—	$—	$32,500
Michael S. Perry, Ph.D. (2)	$30,500	$—	$—	$30,500
Anthony Smithyman, Ph.D. (3)	$20,000	$—	$—	$14,000
Julian P. Kirk	$20,000	$—	$—	$20,000

(1)	As of December 31, 2014, Mr. Drapeau holds stock options for an aggregate of 120,000 shares, of which 67,500 shares are vested and exercisable.

(2)	As of December 31, 2014, Mr. Perry holds stock options for an aggregate of 238,000 shares, of which 163,625 shares are vested and exercisable.

(3)	As of December 31, 2014, Mr. Smithyman holds stock options for an aggregate of 50,000 shares, of which 28,125 shares are vested and exercisable. Mr. Smithyman resigned from the Company’s Board of Directors effective as of April 16, 2015.

Non-executive directors are paid annual retainers for their service on the Board and committees. For the Board, the Board chair receives $30,000 annual retainer and members receive $20,000. For the Audit Committee, the committee chair receives $7,500 annual retainer and members receive $4,000. For the Compensation Committee and Nominating and Corporate Governance Committees, the chair receives $4,000 annual retainer and members receive $2,500.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 10, 2015, for:

• each person known by us to beneficially own more than 5% of our outstanding shares of common stock,

• each of our directors,

• each of our named executive officers, and

• all such directors and executive officers as a group.

The percentage of ownership depicted below is based on 364,657,373 shares of outstanding voting securities on April 10, 2015, which consists of 277,946,973 shares of common stock outstanding as of April 10, 2015, and 86,710,400 shares of common stock issuable upon conversion of all outstanding shares of Series B Redeemable Convertible Preferred Stock as of April 10, 2015 (assuming a conversion ratio equal to ten (10) common shares for each share of Series B Redeemable Convertible Preferred Stock).

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or share voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants or pursuant to the conversion of our Series B Redeemable Convertible Preferred Stock that are either immediately exercisable or convertible or exercisable or convertible within 60 days of April 10, 2015. Shares underlying such options, warrants and Series B Redeemable Convertible Preferred Stock, however, are only considered outstanding for the purpose of computing the percentage ownership of that person and are not considered outstanding when computing the percentage ownership of any other person.

Name of Beneficial Owner (1)	Shares Beneficially Owned		Percentage Total Voting Power
5% Stockholders
Anthony M. Smithyman	25,370,336	(2)	9.127%
Randal J. Kirk	88,209,952	(3)	28.619%
Philip J. Young	17,565,747	(7)	5.944%
RA Capital Management, LLC	26,785,712	(4)	8.79%
Pendinas Limited	47,343,649	(5)	14.54%
Broadfin Healthcare Master Fund, Ltd	31,000,000		11.018%
Phillip Asset Management Ltd	19,206,995	(6)	6.675%
Armistice Capital Master Fund Ltd	15,151,515		5.392%
Named Executive Officers, Directors and Significant Employees
David Harper, Ph.D.	1,540,722	(8)	*
Jeremy Curnock Cook	408,500	(9)	*
Louis Drapeau	67,500	(10)	*
Michael S. Perry, Ph.D.	208,625	(11)	*
Anthony M. Smithyman	25,370,336	(2)	9.12%
Julian P. Kirk	0		*
Baxter F. Phillips III	565,625	(12)	*
Wendy Johnson	0		*
David E. Bosher	0		*
All officers, directors and significant employees as a group (9 persons)	28,161,508		10.13%

*	Less than 1%.

(1)	Unless otherwise indicated, the current address of such stockholder is c/o AmpliPhi Biosciences Corporation, 4870 Sadler Road, Suite 300, Glen Allen, VA 23060. As of May 1, 2015, the address of such stockholder will be c/o AmpliPhi Biosciences Corporation, 800 East Leigh Street, Suite 209, Richmond, Virginia 23219.

(2)	Includes options to purchase 28,125 shares of common stock.

(3)	Consists of 46,785,712 shares held by NRM VII Holdings I, LLC, which we refer to as NRM VII Holdings (20,000,000 shares of common stock, 21,428,570 shares of common stock issuable upon conversion of Series B Redeemable Convertible Preferred Stock (assuming a conversion ratio equal to ten (10) common shares for each share of Series B Redeemable Convertible Preferred Stock) and 5,357,142 shares of common stock issuable upon exercise of warrants) and 41,424,240 shares held by Intrexon Corporation, which consists of 37,939,392 shares of common stock and warrants to purchase 3,484,848 shares of common stock. Randal J. Kirk controls NRM VII Holdings. Shares held by this entity may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Exchange Act) by Mr. Kirk. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Randal J. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital stock of Intrexon Corporation. Mr. Kirk may therefore be deemed to have voting and dispositive power over the shares of the issuer owned by Intrexon Corporation. Shares held by Intrexon Corporation may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Exchange Act) by Mr. Kirk. Mr. Kirk disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(4)	Consists of an aggregate of 21,428,570 of common stock issuable upon conversion of Series B Redeemable Convertible Preferred Stock (assuming a conversion ratio equal to ten (10) common shares for each share of Series B Redeemable Convertible Preferred Stock) and an aggregate of 5,357,142 shares of common stock issuable upon the exercise of warrants, held by two of its funds, RA Capital Healthcare Fund, LP and Blackwell Partners, LLC. The address of such stockholder is 20 Park Plaza, Suite 1200, Boston, MA 02116.

(5)	Consists of 32,250,610 shares of common stock issuable upon conversion of Series B Redeemable Convertible Preferred Stock and 15,093,039 shares of common stock issuable upon exercise of warrants. The address of such stockholder is Ballacarrick, Pooilvaaish Road, Isle of Man, IM9 4PJ.

(6)	Phillip Asset Management Ltd holds all shares in its capacity as trustee for Bioscience Managers Pty Ltd. Jeremy Curnock Cook, the Chairman of the Company’s Board of Directors, is a Managing Director and holds an ownership interest in Bioscience Managers Pty Ltd.

(7)	Consists of options to purchase 17,565,747 shares of common stock.

(8)	Includes options to purchase 675,000 shares of common stock.

(9)	Includes options to purchase 343,500 shares of common stock.

(10)	Consists of options to purchase 67,500 shares of common stock.

(11)	Includes options to purchase 163,625 shares of common stock.

(12)	Consists of options to purchase 265,625 shares of common stock and 300,000 shares of common stock purchased by Mr. Phillips in the December 2013 private placement.

Equity Incentive Plans

The purpose of all of our equity incentive plans is to promote the long-term success of the Company and the creation of shareholder value by offering key service providers an opportunity to share in such long-term success by acquiring a proprietary interest in the Company and to attract and retain the best available personnel for positions of substantial responsibility, and to provide additional incentive to employees, consultants and directors.

Our equity incentive plans seek to achieve these purposes by providing for discretionary long-term incentive awards in the form of options (which may constitute incentive stock options or nonstatutory stock options), stock appreciation rights, stock grants and stock units. Our equity incentive plans are administered by the Board or a committee appointed by the Board, which we refer to as the plan administrator and have a term of 10 years from the date they were adopted by the Board of Directors.

2009 Targeted Genetics Stock Incentive Plan and 2012 Stock Incentive Plan

Our Board of Directors and shareholders adopted the 2009 Targeted Genetics Stock Incentive Plan in March 2009. Our Board of Directors adopted our 2012 Stock Incentive Plan in October 2012. As of April 10, 2015, there are no shares of common stock remaining for future awards under the 2009 Targeted Genetics Stock Incentive Plan and the 2012 Stock Incentive Plan. We refer to the 2009 Targeted Genetics Stock Incentive Plan and the 2012 Stock Incentive Plan together as the Former Plans.

The Former Plans provide that upon the effectiveness of a “corporate transaction,” as defined in each of the Former Plans, in the event that all awards are not assumed or continued or substituted by the successor entity, all awards granted under the Former Plans shall terminate. In addition, in connection with a corporate transaction, the plan administrator may provide the full automatic vesting and exercisability of one or more outstanding unvested awards under the Former Plans in connection with a corporate transaction, on such terms and conditions as the plan administrator may specify. Furthermore, in connection with a “change in control,” as defined in each of the Former Plans, the Former Plans provide for the full automatic vesting and exercisability of any outstanding unvested awards held by certain “key service providers,” which under the terms of the Former Plans, is defined as any employee, director or consultant who has been designated as a key service provider by the plan administrator, in the event that any such awards are not assumed or continued or substituted by the successor entity, or otherwise fully automatically vested by the plan administrator in connection with such change in control.

Our Board of Directors may amend, alter, suspend or terminate the Former Plans at any time, subject to stockholder approval where such approval is required by applicable law. Our Board of Directors may also amend, modify or terminate any outstanding award, provided that no amendment to an award may materially impair any of the rights of a participant under any awards previously granted without his or her written consent.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan (the “2013 Plan”) was approved by our Board of Directors in December 2013 and was approved by our shareholders in February 2014. The 2013 Plan replaces the Targeted Genetics Corporation Stock Incentive Plan and the 2012 Stock Incentive Plan.

The 2013 Plan allows the plan administrator, to make equity-based incentive awards to our officers, employees, directors and other key persons (including consultants).

As of April 10, 2015, there were outstanding options to purchase 750,000 shares of common stock and 39,250,000 shares of common stock reserved for the issuance of awards under the 2013 Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The shares issuable pursuant to awards granted under the 2013 Plan will be authorized but unissued shares or shares that we reacquire. The shares of common stock underlying any awards from the 2013 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the 2013 Plan will be added back to the shares of common stock available for issuance under the 2013 Plan.

The 2013 Plan will be administered by the plan administrator. The plan administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2013 Plan. Persons eligible to participate in the 2013 Plan will be those full or part-time officers, employees, non-employee directors and other key persons (including consultants) as selected from time to time by our plan administrator in its discretion. The plan administrator may re-price options or stock appreciation rights without stockholder approval.

The 2013 Plan permits the granting of both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. The exercise price of each stock option will be determined by our plan administrator but may not be less than 100% of the fair market value of our common stock on the date of grant or, in the case of an incentive stock option granted to a 10% owner, less than 110% of the fair market value of our common stock on the date of grant. The term of each stock option will be fixed by the plan administrator and may not exceed 10 years from the date of grant. The plan administrator will determine at what time or times each option may be exercised.

The plan administrator may also award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in our stock price over the exercise price. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant.

The plan administrator may also award restricted stock or restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals or continued employment with us through a specified vesting period. The plan administrator may also grant shares of common stock that are free from any restrictions under the 2013 Plan.

The plan administrator may grant cash bonuses under the 2013 Plan to participants, subject to the achievement of certain performance goals.

The plan administrator may grant performance-based awards to participants in the form of restricted stock, restricted stock units or cash-based awards upon the achievement of certain performance goals and such other conditions as the plan administrator shall determine. The plan administrator may grant such performance-based awards under the 2013 Plan that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code. Those awards would only vest or become payable upon the attainment of performance goals that are established by our plan administrator and related to one or more performance criteria. The performance criteria that could be used with respect to any such awards include: net earnings or net income (before or after taxes); earnings per share; revenues or sales (including net sales or revenue growth); net operating profit; return measures (including return on assets, net assets, capital, invested capital, equity, sales, or revenue); cash flow (including operating cash flow, free cash flow, cash flow return on equity, and cash flow return on investment); earnings before or after taxes, interest, depreciation, and/or amortization; gross or operating margins; productivity ratios; share price (including growth measures and total stockholder return); expense targets; margins; operating efficiency; market share; working capital targets and change in working capital; economic value added or net operating income, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group. From and after the time that we become subject to Section 162(m) of the Code, the maximum award that is intended to qualify as “performance-based compensation” under Section 162(m) of the Code that may be made to any one employee during any one calendar year period with respect to options and stock appreciation rights is 18,000,000 shares for existing employees and 5,000,000 shares in the case of new hires. The 12-month limit with respect to restricted stock and restricted stock units is 10,000,000 shares in the case of either existing or new employees. From and after the time that we become subject to Section 162(m) of the Code, the maximum cash-based award that is intended to qualify as “performance-based compensation” is limited to $10,000,000 in any 12-month period, which is pro-rated in the case of a partial performance period. The share limits are subject to adjustments in the event of a stock split, stock dividend or other change in our capitalization.

The 2013 Plan provides that upon the effectiveness of a “corporate transaction,” as defined in the 2013 Plan, in the event that all awards are not assumed or continued or substituted by the successor entity, all awards granted under the 2013 Plan shall terminate. In addition, in connection with a corporate transaction, the plan administrator may provide the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2013 Plan and the release from restrictions on transfer or forfeiture rights of such awards in connection with a corporate transaction, on such terms and conditions as the plan administrator may specify.

Our Board of Directors may amend or discontinue the 2013 Plan and our plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may adversely affect rights under an award without the holder’s consent. Certain amendments to the 2013 Plan require the approval of our stockholders.

No awards may be granted under the 2013 Plan after the date that is 10 years from the earlier of the date of adoption by our Board of Directors or the date of stockholder approval of the 2013 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following is a summary of transactions since January 1, 2014 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report titled “Executive Compensation.”

Sale of Common Stock

In March 2015, in connection with a private placement of our common stock, we sold an aggregate of 6,060,604 shares and 1,515,151 shares underlying warrants to One Funds Management Limited ATF Asia Pacific Healthcare Fund II. One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II is also known as Phillip Asset Management Limited as Trustees for Asia Pacific Healthcare Fund II. Jeremy Curnock Cook, our Interim Chief Executive Officer and the Chairman of our Board of Directors, is a Managing Director and holds an ownership interest in Bioscience Managers Pty Ltd. Phillip Asset Management Limited is 100% owned by Phillip Capital Holdings Ltd., an Australian stockbroker. Phillip Asset Management Ltd. holds all shares in its capacity as trustee for Bioscience Managers Pty Ltd. Jeremy Curnock Cook, our Interim Chief Executive Officer and the Chairman of our Board of Directors, is a Managing Director and holds an ownership interest in Bioscience Managers Pty Ltd.

In addition, in connection with the March 2015 private placement, we sold an aggregate of 13,939,392.00 shares and 3,484,848 shares underlying warrants to Intrexon Corporation. Randal J. Kirk, the father of Julian P. Kirk, a member of our Board of Directors, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital stock of Intrexon Corporation. Randal J. Kirk is also deemed a holder of more than five percent of the shares of our common stock, as described in the section entitled “Principal Stockholders.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees accrued for the fiscal years ended December 31, 2013 and 2014, respectively, by PBMares, LLP, our independent registered public accounting firm for such periods:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2014
Audit Fees	$—	$168,975
Audit Related Fees	—	271
Tax Fees	—	—
All Other Fees	54,100	152,425

Total	$54,100	$321,672

The Audit Committee approves in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by PBMares, LLP for the fiscal years ended December 31, 2013 and 2014, respectively, were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS.

The following exhibits are filed as part of this Annual Report. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation, effective May 21, 2009 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed December 16, 2013).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed December 16, 2013).

3.3	Articles of Correction to Amended and Restated Articles of Incorporation, effective June 26, 2013 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed December 16, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 filed December 16, 2013).

3.5^	Amendment to Amended and Restated Articles of Incorporation, effective January 5, 2015.

4.1	Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed December 16, 2013).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 filed December 16, 2013).

4.3	Subscription Agreement to Purchase Series B Preferred Stock and Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 filed December 16, 2013).

4.4	Registration Rights Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 filed December 16, 2013).

4.5	Subscription Agreement, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 filed December 16, 2013).

4.6	Subscription Agreement, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 19,. 2015)

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 19, 2015)

4.8	Registration Rights Agreement, dated March 10, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 19, 2015)

10.1	Loan Repayment Deed, dated September 28, 2012, by and among the Company, Cellabs Pty Ltd and Special Phage Holdings Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed December 16, 2013).

10.2	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form 10 filed April 15, 2014).

10.3	Stock Issuance Agreement, dated as of March 28, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed December 16, 2013).

10.4*	Collaboration Agreement, dated as of April 24, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed December 16, 2013).

10.5*	Collaboration Agreement, dated as of August 1, 2013, by and among the Company, the University of Leicester and the University of Glasgow (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed December 16, 2013).

10.6*	License, dated as of September 5, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 filed December 16, 2013).

10.7*	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed December 16, 2013).

10.8	License Agreement, dated as of February 18, 2013, by and between the Company and Office Suites Plus Properties, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 filed December 16, 2013).

10.9	Agreement of Lease, dated as of February 23, 2011, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed December 16, 2013).

10.10	Client Services Agreement, dated as of September 1, 2011, by and between the Company and PBC Carlsbad LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed December 16, 2013).

10.11	Lease, dated as of December 8, 2011, by and between Biocontrol Limited, Nevis Limited and Charter Limited (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed December 16, 2013).

10.12+	2009 Targeted Genetics Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed December 16, 2013).

10.13+	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 filed December 16, 2013).

10.14+	Form of Stock Option Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 filed December 16, 2013).

10.15+	Employment Agreement, dated as of October 19, 2011, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed December 16, 2013).

10.16+	Amendment No. 1 to Employment Agreement, dated as of June 25, 2013, by and between the Company and Philip J. Young (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 filed December 16, 2013).

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

November 20, 2014).

10.26†	Agreement of Sublease, dated as of April 17, 2015, by and between Virginia Biotechnology Research Partnership Authority and the Company.

14.1^	Code of Business Conduct and Ethics.

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed January 21, 2014).

23.1^	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2^	Consent of PBMares, LLP, independent registered public accounting firm.

24.1^	Power of Attorney.

31.1^	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2^	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.

^	Previously filed as an exhibit to the Form 10-K for the period ended December 31, 2014 filed on April 15, 2015.

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

By:	/s/ David E. Bosher
Name: David E. Bosher
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*	Interim Chief Executive Office and Chairman of the Board (Principal Executive Officer)	April 30, 2015
Jeremy Curnock Cook

/s/ David E. Bosher	Chief Financial Officer	April 30, 2015
David E. Bosher	(Principal Financial and Accounting Officer)

*	Interim Chief Operating Officer and Director	April 30, 2015
Wendy S. Johnson

*	Director	April 30, 2015
Louis Drapeau

*	Director	April 30, 2015
Michael S. Perry, Ph.D.

*	Director	April 30, 2015
Julian P. Kirk

*	Director	April 30, 2015
Anthony M. Smithyman

*By David E. Bosher, Attorney-in-Fact

