Form 10-Q
period 2015-03-31
AmpliPhi Biosciences Corp
filed 2015-05-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-23930

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1549568 I.R.S. Employer Identification Number)

800 East Leigh Street, Suite 209 Richmond, Virginia	23219 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (804) 827-2524

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

Yes ☐    No ☒

The number of shares of the Registrant’s Public Common Stock outstanding at May 8, 2015 was 281,623,970.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,625,000	$6,581,000
Accounts receivable	—	100,000
Prepaid expenses and other current assets	413,000	339,000
Total current assets	17,038,000	7,020,000
Property and equipment, net	1,197,000	1,220,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	361,000	369,000
Goodwill	7,562,000	7,562,000
Total assets	$38,604,000	$28,617,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable, accrued expenses and other	$1,547,000	$1,167,000
Deferred revenue	142,000	244,000
Accrued severance	433,000	457,000
Total current liabilities	2,122,000	1,868,000
Preferred B stock conversion liability	19,425,000	12,320,000
Warrant liability	14,727,000	5,826,000
Accrued severance	—	98,000
Deferred tax liability	3,078,000	3,078,000
Total liabilities	39,352,000	23,190,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,671,040 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation preference of $14,380,000 and $14,042,000 at March 31, 2015 and December 31, 2014, respectively)	2,328,000	1,990,000

Stockholders’ equity (deficit)
Common stock, $0.01 par value, 445,000,000 shares authorized, 277,946,973 shares issued and outstanding at March 31, 2015 and 199,159,093 shares issued and outstanding December 31, 2014	2,779,000	1,992,000
Additional paid-in capital	370,644,000	363,451,000
Accumulated deficit	(376,499,000)	(362,006,000)
Total stockholders’ equity (deficit)	(3,076,000)	3,437,000
Total liabilities, Series B redeemable preferred stock and stockholders’ equity (deficit)	$38,604,000	$28,617,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$102,000	$104,000
Operating expenses
Research and development	972,000	1,011,000
General and administrative	1,397,000	1,627,000
Total operating expenses	2,369,000	2,638,000
Loss from operations	(2,267,000)	(2,534,000)
Other expense
Loss on warrant and derivative liabilities	(11,795,000)	(8,773,000)
Other expense	(431,000)	—
Total other expense	(12,226,000)	(8,773,000)
Net loss	(14,493,000)	(11,307,000)
Accretion of Series B redeemable convertible preferred stock	(338,000)	(314,000)
Net loss attributable to common stockholders	$(14,831,000)	$(11,621,000)
Per share information:
Net loss per share of common stock - basic & diluted	$(0.07)	$(0.06)
Weighted average number of shares of common stock outstanding - basic & diluted	212,290,406	182,535,562

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Stockholders' Equity (Deficit)
	Series B		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances, December 31, 2013	8,859,978	$707,000	182,535,562	$1,825,000	$360,665,000	$(385,115,000)	$(22,625,000)
Net income	—	—	—	—	—	23,109,000	23,109,000
Accretion of Series B convertible preferred stock to its redemption value	—	1,285,000	—	—	(1,285,000)	—	(1,285,000)
Warrants exercised	—	—	2,734,151	28,000	1,567,000	—	1,595,000
Preferred stock converted to common stock	(188,938)	(2,000)	1,889,380	19,000	688,000	—	707,000
Stock-based compensation	—	—	—	—	775,000	—	775,000
Stock-based compensation - severance	—	—	—	—	1,161,000	—	1,161,000
Shares released from escrow	—	—	12,000,000	120,000	(120,000)	—	—
Balances, December 31, 2014	8,671,040	1,990,000	199,159,093	1,992,000	363,451,000	(362,006,000)	3,437,000
Net loss	—	—	—	—	—	(14,493,000)	(14,493,000)
Accretion of Series B convertible preferred stock to its redemption value	—	338,000	—	—	(338,000)	—	(338,000)
Net common stock issued in March 2015 financing	—	—	78,787,880	787,000	7,479,000	—	8,266,000
Stock-based compensation			—	—	52,000	—	52,000
Balances, March 31, 2015 (Unaudited)	8,671,040	$2,328,000	277,946,973	$2,779,000	$370,644,000	$(376,499,000)	$(3,076,000)

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Three Months Ended March 31,

	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(14,493,000)	$(11,307,000)
Adjustments required to reconcile net loss from operations to net cash used in operating activities:
Loss on warrant and derivative liabilities	11,795,000	8,773,000
Warrants issued to placement agents	213,000	—
Amortization of patents	8,000	8,000
Depreciation	58,000	18,000
Stock-based compensation	52,000	234,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	100,000	(4,000)
Accounts payable, accrued expenses and other	158,000	(1,365,000)
Accrued severance	(122,000)	—
Prepaid expenses and other current assets	(74,000)	(48,000)
Net cash used in operating activities	(2,305,000)	(3,691,000)
Cash flows from investing activities
Purchases of property and equipment	(35,000)	(229,000)
Net cash used in investing activities	(35,000)	(229,000)
Cash flows from financing activities
Net proceeds from March 2015 financing	12,384,000	—
Net cash provided by financing activities	12,384,000	—
Net increase (decrease) in cash and cash equivalents	10,044,000	(3,920,000)
Cash and cash equivalents, beginning of period	6,581,000	20,355,000
Cash and cash equivalents, end of period	$16,625,000	$16,435,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$338,000	$314,000
Fair value of warrant liability upon issuance	4,211,000	—

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2015
(Unaudited)

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

As a development stage company, we have incurred net losses since our inceptions, have negative operating cash flows, and have an accumulated deficit of $376.5 million and $362.0 million as of March 31, 2015 and December 31, 2014, respectively. The Company completed a $13.0 million private placement of common shares in March 2015, which provided the Company net proceeds of approximately $12.2 million after commissions to placement agents. We believe that with this capital infusion, there are adequate resources sufficient to fund operations through the second quarter of 2016. This estimate is based on the Company’s product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol, Ampliphi d.o.o., and AmpliPhi Australia. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted account principles as found in the Accounting Standards Codification (ASC) an Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015 and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes related to the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

Use of Estimates

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

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. As of March 31, 2015 and December 31, 2014, management determined no allowance for doubtful accounts was required.

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

We review the carrying value of IPR&D and goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), through December 31, 2014, we have elected to base our assessment of potential impairment on qualitative factors. Based on our assessment, IPR&D and goodwill were not impaired as of December 31, 2014.

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

The functional currency of our wholly owned subsidiaries is the U.S. dollar.

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

3. Fair Value of Financial Assets and Liabilities — Derivative Instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Items measured at fair value on a recurring basis include common stock warrants and embedded derivatives related to the Company’s redeemable convertible preferred stock. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Liabilities
Preferred B stock conversion liability	$—	$—	$19,425,000	$19,425,000
Warrant liability	—	—	14,727,000	14,727,000
Total liabilities	$—	$—	$34,152,000	$34,152,000

December 31, 2014
Liabilities
Preferred B stock conversion liability	$—	$—	$12,320,000	$12,320,000
Warrant liability	—	—	5,826,000	5,826,000
Total liabilities	$—	$—	$18,146,000	$18,146,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the quarter ended March 31, 2015 and the year ended December 31, 2014.

The following table sets forth a summary of changes in the fair value of the Company's Series B redeemable convertible preferred stock derivative and warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

	Warrant Liability	Preferred B Stock Conversion Liability
Balance as of December 31, 2014	$5,826,000	$12,320,000
Issuance of warrants	4,211,000	—
Changes in estimated fair value	4,690,000	7,105,000
Balance as of March 31, 2015	$14,727,000	$19,425,000

The fair value of the warrants on the date of issuance and on each re-measurement date for warrants classified as liabilities is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at March 31, 2015 and December 31, 2014:

	March 31, 2015					December 31, 2014
		June	July	December	March		June	July	December
	2011	2013	2013	2013	2015	2011	2013	2013	2013
Volatility	105%	141%	141%	152%	141%	155%	155%	155%	151%
Expected term (years)	1.73	3.24	3.29	3.73	4.96	1.98	3.49	3.54	3.98
Risk-free interest rate	0.48%	0.95%	0.96%	1.07%	1.36%	0.67%	1.23%	1.25%	1.37%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Exercise price	$0.46	$0.14	$0.14	$0.17	$0.215	$0.46	$0.14	$0.14	$0.25
Common stock closing price	$0.30	$0.30	$0.30	$0.30	$0.30	$0.21	$0.21	$0.21	$0.21

The warrant liability is recorded on the Company's Balance Sheet and is marked-to-market at each reporting period, with the change in fair value recorded as a component of gain (loss) on warrant and derivative liabilities in the Statement of Operations.

The fair value of the Series B redeemable convertible preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market date to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B preferred conversion liability is considered a Level 3 measurement. The following assumptions were used at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Volatility	96%	91%
Expected term (years)	1.00	1.25
Risk-free interest rate	0.26%	0.36%
Dividend yield	0.0%	0.0%
Exercise price	$0.14	$0.14
Common stock closing price	$0.30	$0.21

The Series B preferred conversion liability is recorded on its own line on the Company's Balance Sheet and is marked-to-market each reporting period, with the change in fair value recorded as a component of gain (loss) on warrant and derivative liabilities in the Statement of Operations.

4. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per common share calculation:
Net loss and comprehensive loss	$(14,493,000)	$(11,307,000)
Accretion of redeemable convertible preferred stock	(338,000)	(314,000)
Net loss attributable to common stockholders	$(14,831,000)	$(11,621,000)
Weighted average common shares outstanding	212,290,406	182,535,562
Net loss per share of common stock—basic and diluted	$(0.07)	$(0.06)

The following outstanding securities at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	March 31,	March 31,
	2015	2014
Options	2,127,310	1,235,172
Warrants	10,655,502	30,857,698
Series B redeemable convertible preferred stock	86,710,400	88,599,780
Escrow	—	12,000,000
Total	99,493,212	132,692,650

5. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,000,000 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 and par value of $0.01. Each Series B preferred share is convertible into 10 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B shares may be converted to common stock by the holder of the shares at any time. The Series B shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering, with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B stated value upon the closing of which, the shares of common stock of the Company shall be listed for trading on a major national stock exchange.

Holders of the preferred stock are entitled to receive cumulative dividends at the rate of 10%, compounded per annum, of the applicable purchase price per share if and when declared by the board of directors. No dividends have been declared through March 31, 2015.

At any time on or after June 26, 2018, the holders of at least two-thirds of the outstanding shares of the preferred stock may require the Company to redeem all of the outstanding shares of the preferred stock for an amount equal to the original issue price per share plus any declared and unpaid dividends.

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

The Company re-measured the fair value of the conversion feature and recorded a loss of $7,105,000 for the quarter ended March 31, 2015 to adjust the liability associated with the conversion feature to its estimated fair value of $19,425,000 as of March 31, 2015.

6. Warrants

In connection with the March 16, 2015 private placement of 78,787,880 shares of the Company’s common stock at a price per share of $0.165, the Company issued an aggregate of warrants to purchase 19,696,971 shares of common stock at an exercise price of $0.215 per share to the purchasers of the common stock. In addition, the Company issued warrants to purchase an aggregate of 4,727,273 shares of common stock to the placement agents. These warrants expire in March 2020 and contain certain provisions that contain a contingent cash payment of $2.5 million in liquidated damages to the holders of the warrants in the event the Company fails to take such action to either (i) increase the number of shares of Common Stock the Company is authorized to issue or (ii) effect a reverse split of the Common Stock, in either event sufficient to permit the exercise in full of the Warrants in accordance with their terms. Due to these provisions, the Company accounted for these warrants as liability instruments. The Company measured the fair value of these warrants on March 16, 2015 and recorded an initial warrant liability of $4,211,000, of which $3,396,000 represented the initial fair value of the warrants issued to investors and $815,000 as the initial fair value of the warrants issued to the placement agents. The Company recorded other expenses of $213,000 in the quarter ended March 31, 2015 related to the portion of the initial fair value of the placement agent attributable to the initial fair value of the warrants issued to investors in the quarter.

In connection with the December 2013 private placement of 72,007,000 shares of the Company’s common stock at a price per share of $0.25, the Company issued an aggregate of warrants to purchase 4,320,420 shares of common stock at an exercise price of $0.25 per share to the placement agents. These warrants, which expire December 2018, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liability instruments. As a result of the March 16, 2015 private placement of common stock at a price of $0.165 per share, the “down-round” provision of these warrants resulted in an adjustment to their exercise price to $0.165 as of March 16, 2015.

In connection with the private placement of Series B redeemable convertible preferred stock, which occurred through two closings on June 26, 2013 and July 15, 2013, the Company issued an aggregate of warrants to purchase 30,040,194 shares of common stock at an exercise price of $0.14 per share. These warrants, which expire in June 2018 and in July 2018, respectively, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounts for these warrants as liability instruments. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded initial warrant liabilities of $4,285,000 and $674,000, respectively, as part of the private placement proceeds and expensed $759,000 for warrants issued to the placement agent.

On December 22, 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 1,355,164 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $0.46 per share. As the terms of these warrants require that they be settled in registered shares of common stock, the Company accounts for these warrants as liability instruments.

The Company estimates the fair values of all warrants accounted for as liability instruments using a Monte Carlo valuation model.

From February through May 2013, in connection with the issuance of new convertible promissory notes, the Company issued warrants to purchase up to 7,030,387 shares of its common stock. These warrants expire February through May 2018 and are exercisable at a price of $0.14 per share. The Company classifies these warrants as equity instruments.

The following table provides the number of warrants, exercise price and aggregate proceeds to the Company if exercised as of March 31, 2015 and December 31, 2014:

	March 2015		2013 Series B Warrants		December 2013		2013 Convertible Notes		2011		Totals
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Weighted Average Exercise Price
Balance, December 31, 2014	—	$—	26,184,480	$0.14	4,320,420	$0.25	7,030,387	$0.14	1,355,164	$0.46	38,890,452	$0.16
Issuances	24,424,244	0.22	—	—	—	—	—	—	—	—	24,424,244	0.22
Exercises	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2015	24,424,244	$0.22	26,184,480	$0.14	4,320,420	$0.17	7,030,387	$0.14	1,355,164	$0.46	63,314,696	$0.18

Aggregate proceeds if exercised	$5,251,213		$3,665,827		$712,869		$984,254		$623,375		$11,237,538

The Company re-measured the fair value of the warrant liability and recorded a loss of $4,690,000 for the quarter ended March 31, 2015, reflecting an increase in the liability associated with the warrants at their estimated fair value, which totaled $14,727,000 as of March 31, 2015.

7. Stockholders’ Equity (Deficit)

On March 16, 2015, the Company issued and sold 78,787,880 shares of common stock in a private placement at a price of $0.165 per share, for aggregate proceeds of $13.0 million. In conjunction with this private placement, the Company issued an aggregate of warrants to purchase 19,696,971 shares of common stock at an exercise price of $0.215 per share to the purchasers of the common stock. The Company paid $833,000 in fees to its placement agents, along with the issuance of warrants to purchase 4,727,273 shares of common stock at an exercise price of $0.215 per share. The Company valued these warrants as liability instruments and recorded a liability of $4,211,000 as of March 16, 2015. In the first quarter of 2015, the Company recorded $213,000 of other expenses representing the portion of the initial warrant value of the placement agent warrants related to the initial fair value of the warrants issued to the purchasers of the common stock. The remainder of the initial fair value of the warrants of $3,998,000 was treated as a reduction of additional paid-in-capital. In addition, $218,000 of the fees paid to its placement agent were expensed as other expenses in the quarter ended March 31, 2015 as they also represented issuance costs related to the initial fair value of the warrants issued to the purchasers of the common stock.

8. Stock-Based Compensation

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Research and development expense	$29,000	$38,000
General and administrative expense	23,000	196,000
Total stock-based compensation expense	$52,000	$234,000

The following table summarizes stock option activity for the three months ended March 31, 2015:

		Options Outstanding
	Shares Available for Grant	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Intrinsic Value
Balance, December 31, 2014	39,250,000	22,034,747	$0.19	8.18	$640,837
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	—	—	—
Balance, March 31, 2015	39,250,000	22,034,747	$0.19	7.93	$2,561,000
Vested or expected to vest at March 31, 2015		21,890,939	$0.19	7.92	$2,547,000
Exercisable at March 31, 2015		19,995,058	$0.18	7.92	$2,396,000

The intrinsic value of options exercisable as of March 31, 2015 was $2.4 million, based on the Company’s closing stock price of $0.30 per share and a weighted average exercise price of $0.18 per share.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, including estimating the fair value of the Company’s common stock, assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

There were no grants of stock options to employees or directors during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, there was $0.4 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 1.91 years.

Shares Reserved For Further Issuance

As of March 31, 2015, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	22,034,747
Available for future grants under the Stock Incentive Plan	39,250,000
Warrants	63,314,696
Total Shares reserved	124,599,443

9. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement will focus on developing and commercializing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections. The Company paid Walter Reed Army Institute of Research $207,000 and $309,000 for services provided under the Collaborative Research and Development Agreement during the years ended December 31, 2014 and December 31, 2013, respectively. For the quarter ended March 31, 2015, the Company recorded no payments under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. This agreement allows the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. The Company shall pay Intrexon, in cash or stock, milestone fees for the initiation and commencement of the first Phase 2 trial of $2,500,000 and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company will pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2014. The Company paid Intrexon $941,000 and $357,000 for services provided under this agreement for the years ended December 31, 2014 and December 31, 2013, respectively. For the quarter ended March 31, 2015, the Company recorded $22,000 in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $3,000 in the first quarter of 2015.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficle. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In October 2014, the Company renewed this collaboration, effective as of November 9, 2014. This agreement expires November 12, 2015. The Company made payments to the University of Leicester under this agreement of $182,000 and $168,000 for the years ended December 31, 2014 and December 31, 2013, respectively. For the quarter ended March 31, 2015, the Company recorded payments to the University of Leicester in the amount of $50,000 under the Leicester Development Agreements and recorded payments to the University of Glasgow in the amount of $61,000 under the Leicester Development Agreements.

10. Severance Charge

On September 15, 2014, by mutual agreement of the Board of Directors (the “Board”) of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company, effective September 15, 2014. In accordance with Mr. Young’s employment agreements, the Company recorded a severance charge in 2014 of $1,864,000 related to severance-period compensation and benefits and stock-based compensation expense related to the accelerated vesting of stock options. The severance accrual as of December 31, 2014 and March 31, 2015 is as follows:

Accrued severance, December 31, 2014	$555,000
Payments in 2015	(122,000)
Accrued severance, March 31, 2015	$433,000

11. Legal Proceedings

The Company is not involved in any legal proceedings that it expects to have a material adverse effect on its business, financial condition, results of operations and cash flows.

12. Subsequent Events

On May 8, 2015, the Company negotiated and executed an amendment with holders representing more than two-thirds of its June 2013, July 2013, and December 2013 warrants to eliminate certain down-round price protection features included in these warrants agreements. As a result of this amendment and subject to the Company authorizing sufficient shares of common stock to allow for their exercise, the June 2013, July 2013 and December 2013 warrants will be reclassified from liability instruments to equity instruments as of the amendment date.

On April 30, 2015, the Company announced that M. Scott Salka has been appointed as the new Chief Executive Officer. Mr. Salka will replace Interim Chief Executive Officer, Jeremy Curnock Cook, effective May 18, 2015. Mr. Curnock Cook will remain in his role as Chairman. Prior to joining the Company, Mr. Salka served as CEO of Aspyrian Therapeutics Inc., a company focused on developing near-infrared photoimmunotherapy (PIT) therapies. Prior to this role, he was the CEO of Ambit Biosciences (acquired by Daiichi Sankyo in 2014). Prior to joining Ambit in 2001, he served as the President and Chief Executive Officer of two privately held genomics companies, Arcaris, Inc. and 454 Corporation (sold to Roche in 2007). He also previously co-founded one of the first commercial genomics companies, Sequana Therapeutics, Inc., a pioneer in the effort to commercialize the international Human Genome Project.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on May 13, 2015, and we do not intend to update this forward-looking information.

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

We have incurred net losses since our inception and our operations to-date have been primarily limited to research and development and raising capital. We have raised approximately $43.6 million in capital since November 2010 to support our operations, including the March 2015 private placement of shares of our common stock, which raised approximately $13 million, prior to placement agent fees of approximately $0.8 million.

To date, we have not generated any product revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of March 31, 2015, we had a cumulative deficit of $376.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We expect our research and development expenses to increase as we continue development of our product candidates. We also expect to incur additional expenses associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates.

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

Results of Operations

Revenue

For the quarters ended March 31, 2015 and 2014, we recognized $0.1 million in revenue related to sublicensing agreements involving our former gene therapy program.

Research and Development

Research and development expenses of $1.0 million for the quarter ended March 31, 2015 were unchanged from those for the quarter ended March 31, 2014. An increase in expenses related to our Slovenia cGMP manufacturing facility, which commenced operations in late first quarter 2014, were offset by lower R&D consulting costs in the period.

Research and development expenses for full-year 2015 are expected to increase as compared to 2014. Our plans are to devote substantial resources to research and development in future periods as we prepare to start clinical trials and continue our discovery efforts.

General and Administrative

General and administrative expenses were $1.4 million for the quarter ended March 31, 2015 compared to $1.6 million for the quarter ended March 31, 2014. The $0.2 million decrease was due to lower legal and accounting fees and a reduction in cash and stock compensation expenses primarily attributable to the departure of our prior Chief Executive Officer in the third quarter of 2014.

We currently expect our general and administrative expenses to increase in 2015 compared to 2014 due to planned increases in staffing and the hiring of a new Chief Executive Officer.

Other Income (Expense)

We recorded a loss of $11.8 million for the quarter ended March 31, 2015 for the change in fair value on revaluation of our warrant and preferred stock conversion liabilities. This loss was primarily attributable to an increase in the value of our common stock price at March 31, 2015 as compared to December 31, 2014.

For the quarter ended March 31, 2014, we recorded a loss of $8.8 million related to the change in fair value of these liabilities. This loss was also primarily attributable to an increase in the price of our common stock at March 31, 2014 as compared to December 31, 2013.

We will continue to adjust the liability related to our warrants until the earlier of exercise or expiration of the warrants. We will continue to adjust the liability related to our preferred stock conversion feature until the conversion of our Series B Redeemable Convertible Stock into common shares.

We also recorded expenses of $0.4 million for the quarter ended March 31, 2015 related to placement agent costs from our March 16, 2015 private placement of common stock. This expense was related to placement agent fees and the initial fair value of warrants issued to the placement agent assigned to the fair value of warrants issued to the common stock investors.

Liquidity and Capital Resources

We have incurred net losses since inception through March 31, 2015 of $376.5 million, of which $315.5 million was incurred as a result of the Company’s prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $16.6 million and $6.6 million at March 31, 2015 and December 31, 2014, respectively.

Net cash used in operating activities for the quarter ended March 31, 2015 was $2.3 million. We recorded net losses for the quarter of $14.5 million, including a non-cash loss on warrant and derivative liabilities of $11.8 million. Other items included in net cash used in operating activities included non-cash charges related to stock-based compensation expenses, depreciation expenses, and patent amortization expense, which collectively approximated $0.1 million. Decreases in accounts payable, accrued expenses, and other and deferred revenue represented an aggregate $0.3 million use of funds, and were partially offset by a decrease in accrued severance of $0.1 million and a decrease in prepaid expenses of $0.1 million.

Cash flow from financing activities totaled $12.4 million, which represented gross proceeds of $13.0 million from the March 16, 2015 private placement of common stock and warrants to purchase common stock, less commissions and other cash expenses related to the issuance of approximately $0.8 million.

Net cash used in operating activities for the quarters ended March 31, 2014 was $3.7 million. Cash used in operations was attributable to the net loss for the quarter after adding back non-cash charges for loss on derivative liabilities, amortization of patents, stock-based compensation expense, and depreciation expenses offset by a decrease in accrued liabilities and increases in prepaid expenses and receivables. Net cash used in investing activities for the quarter ended March 31, 2014 was $0.2 million due to purchases of equipment. There were no cash flows provided by financing activities for the quarter ended March 31, 2014.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on April 15, 2015.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 15, 2015	By	/s/ Jeremy Curnock Cook
Name: Jeremy Curnock Cook
Title: Chief Executive Officer
(Principal Executive Officer)

Page 22 of 22