Form 10-Q
period 2015-06-30
AmpliPhi Biosciences Corp
filed 2015-08-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-23930

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1549568
(State or other jurisdiction of	I.R.S. Employer Identification Number)
incorporation or organization)

800 East Leigh Street, Suite 209	23219
Richmond, Virginia	(Zip Code)
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

Yes ☐     No ☒

The number of shares of the Registrant’s Public Common Stock outstanding at August 13, 2015 was 5,783,503.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,351,000	$6,581,000
Accounts receivable	-	100,000
Prepaid expenses and other current assets	512,000	339,000
Total current assets	14,863,000	7,020,000
Property and equipment, net	1,147,000	1,220,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	354,000	369,000
Goodwill	7,562,000	7,562,000
Total assets	$36,372,000	$28,617,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable, accrued expenses and other	$1,365,000	$1,167,000
Deferred revenue	350,000	244,000
Accrued severance	321,000	457,000
Dividends payable	131,000	-
Total current liabilities	2,167,000	1,868,000
Preferred B stock derivative liability	10,032,000	12,320,000
Warrant liability	3,984,000	5,826,000
Accrued severance	-	98,000
Deferred tax liability	3,078,000	3,078,000
Total liabilities	19,261,000	23,190,000

Series B redeemable convertible preferred stock
$0.01 par value, 10,000,000 shares authorized, 8,290,353 shares issued and outstanding at June 30, 2015 and 8,671,040 shares issued and outstanding at December 31, 2014 (liquidation preference of $14,053,000 and $14,042,000 at June 30, 2015 and December 31, 2014, respectively)	4,023,000	1,990,000

Stockholders’ equity
Common stock, $0.01 par value, 445,000,000 shares authorized at June 30, 2015, 5,706,883 shares issued and outstanding at June 30, 2015 and 3,983,182 shares issued and outstanding December 31, 2014	57,000	40,000
Additional paid-in capital	378,761,000	365,403,000
Accumulated deficit	(365,730,000)	(362,006,000)
Total stockholders’ equity	13,088,000	3,437,000

Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$36,372,000	$28,617,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$102,000	$101,000	$204,000	$205,000
Operating expenses
Research and development	1,077,000	1,888,000	2,049,000	2,899,000
General and administrative	1,617,000	1,961,000	3,014,000	3,588,000
Total operating expenses	2,694,000	3,849,000	5,063,000	6,487,000
Loss from operations	(2,592,000)	(3,748,000)	(4,859,000)	(6,282,000)
Other income (expense)
Change in fair value of warrant liability	4,604,000	5,404,000	(86,000)	2,166,000
Change in fair value of Preferred B stock derivative liability	8,757,000	12,217,000	1,652,000	6,682,000
Other expense	-	-	(431,000)	-
Total other income	13,361,000	17,621,000	1,135,000	8,848,000
Net income (loss)	10,769,000	13,873,000	(3,724,000)	2,566,000
Accretion of Series B redeemable convertible preferred stock	(1,828,000)	(318,000)	(2,166,000)	(632,000)
Net income (loss) attributable to common stockholders	$8,941,000	$13,555,000	$(5,890,000)	$1,934,000
Per share information:
Net income (loss) per share of common stock - basic	$1.58	$3.69	$(1.19)	$0.53
Weighted average number of shares of common stock outstanding - basic	5,667,170	3,671,801	4,960,416	3,661,314
Net income (loss) per share of common stock - diluted	$1.17	$2.09	$(1.19)	$0.30
Weighted average number of shares of common stock outstanding - diluted	7,658,556	6,497,619	4,960,416	6,514,181

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity (Deficit)
	Series B		Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)

Balances, December 31, 2013	8,859,978	$707,000	3,650,711	$36,000	$362,454,000	$(385,115,000)	$(22,625,000)
Net income	-	-	-	-	-	23,109,000	23,109,000
Accretion of dividends on Series B redeemable convertible preferred stock	-	1,285,000	-	-	(1,285,000)	-	(1,285,000)
Warrants exercised	-	-	54,683	1,000	1,594,000	-	1,595,000
Conversion of Series B redeemable convertible preferred stock to common stock	(188,938)	(2,000)	37,788	1,000	706,000	-	707,000
Stock-based compensation	-	-	-	-	775,000	-	775,000
Stock-based compensation - severance	-	-	-	-	1,161,000	-	1,161,000
Shares released from escrow	-	-	240,000	2,000	(2,000)	-	-
Balances, December 31, 2014	8,671,040	1,990,000	3,983,182	40,000	365,403,000	(362,006,000)	3,437,000
Net loss	-	-	-	-	-	(3,724,000)	(3,724,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	674,000	-	-	(674,000)	-	(674,000)
Amount reclassified to Series B redeemable convertible stock to accrete to its redemption value	-	1,492,000	-	-	(1,492,000)	-	(1,492,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(380,687)	(133,000)	76,137	1,000	635,000	-	636,000
Common stock issued in March 2015 financing, net of fair value of warrants issued	-	-	1,575,758	16,000	8,250,000	-	8,266,000
Warrants exercised	-	-	56,644	-	1,072,000	-	1,072,000
Amount reclassified to additional paid in capital related to amendment of warrants	-	-	-	-	5,462,000	-	5,462,000
Exercise of common stock options	-	-	15,163	-	-	-	-
Stock-based compensation	-	-	-	-	105,000	-	105,000
Balances, June 30, 2015 (Unaudited)	8,290,353	$4,023,000	5,706,884	$57,000	$378,761,000	$(365,730,000)	$13,088,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss) from operations	$(3,724,000)	$2,566,000
Adjustments required to reconcile net income (loss) from operations to net cash used in operating activities:
Change in fair value of warrant liability	86,000	(2,166,000)
Change in fair value of Preferred B derivative liability	(1,652,000)	(6,682,000)
Warrants issued to placement agents	213,000	-
Amortization of patents	15,000	15,000
Depreciation	117,000	86,000
Stock-based compensation	105,000	468,000
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable	100,000	(128,000)
Accounts payable, accrued expenses and other	181,000	(675,000)
Accrued severance	(234,000)	-
Prepaid expenses and other current assets	(174,000)	(229,000)
Net cash used in operating activities	(4,967,000)	(6,745,000)
Investing activities:
Purchases of property and equipment	(44,000)	(1,060,000)
Net cash provided used in investing activities	(44,000)	(1,060,000)
Financing activities:
Proceeds from warrant exercises	397,000	-
Proceeds from issuance of common stock, net	12,384,000	-
Net cash provided by financing activities	12,781,000	-
Net increase (decrease) in cash and cash equivalents	7,770,000	(7,805,000)
Cash and cash equivalents, beginning of period	6,581,000	20,355,000
Cash and cash equivalents, end of period	$14,351,000	$12,550,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$2,166,000	$632,000
Fair value of warrant liability upon issuance	4,210,000	-

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

June 30, 2015
(Unaudited)

1. Organization and Description of the Business

AmpliPhi Biosciences Corporation (the “Company”) was incorporated in the state of Washington in 1989 under the name Targeted Genetics Corporation. In February 2011, Targeted Genetics Corporation changed its name to AmpliPhi Biosciences Corporation. The Company is dedicated to developing novel antibacterial solutions called bacteriophage (phage). Phages are naturally occurring viruses that preferentially target and kill their bacterial targets.

As a development stage company, we have incurred net losses since our inceptions, have negative operating cash flows, and have an accumulated deficit of $365.7 million and $362.0 million as of June 30, 2015 and December 31, 2014, respectively. The Company completed a $13.0 million private placement of common shares in March 2015, which provided the Company net proceeds of approximately $12.4 million after commissions to placement agents. We believe that with this capital infusion, the Company has resources sufficient to fund operations through the third quarter of 2016. This estimate is based on the Company’s current product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

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

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited. The interim unaudited financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 the results of its operations for the three and six months ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

Reverse Stock Split

On August 3, 2015, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Washington that effected a 1-for-50 (1:50) reverse stock split of its common stock, par value $0.01 per share, effective August 7, 2015. On August 3, 2015, the Company increased in its authorized common stock, from 445,000,000 to 670,000,000 shares. The par value of its common stock will remain at $0.01 per share, post-split. All warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-50 reverse stock split that was effected on August 7, 2015.

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

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. As of June 30, 2015 and December 31, 2014, management determined no allowance for doubtful accounts was required.

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

We review the carrying value of IPR&D and goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (ASC 350), through December 31, 2014, we have elected to base our assessment of potential impairment on qualitative factors. Based on our assessment, IPR&D and goodwill were not impaired as of December 31, 2014.

Warrant and Preferred Shares Conversion Feature Liability

The Company accounts for warrant and preferred share features with anti-dilution (“down-round”) provisions under the applicable accounting guidance which requires the warrant and the preferred share feature to be recorded as a liability and adjusted to fair value at each reporting period.

Foreign Currency Translations and Transactions

The functional currency of our wholly-owned subsidiaries is the U.S. dollar.

Other Comprehensive Income (Loss)

The Company recorded no comprehensive income other than net income for the periods reported.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern , which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2015
Liabilities
Preferred B stock derivative liability	$-	$-	$10,032,000	$10,032,000
Warrant liability	-	-	3,984,000	3,984,000
Total liabilities	$-	$-	$14,016,000	$14,016,000

December 31, 2014
Liabilities
Preferred B stock derivative liability	$-	$-	$12,320,000	$12,320,000
Warrant liability	-	-	5,826,000	5,826,000
Total liabilities	$-	$-	$18,146,000	$18,146,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the three and six months ended June 30, 2015 and the year ended December 31, 2014.

The following table sets forth a summary of changes in the fair value of the Company's Series B redeemable convertible preferred stock derivative and warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

		Preferred B
	Warrant	Stock Derivative
	Liability	Liability
Balance, December 31, 2014	$5,826,000	$12,320,000
Issuances	4,210,000	-
Exercises	(676,000)	-
Conversions to common stock	-	(636,000)
Amount reclassified to additional paid in capital related to amendment of warrants	(5,462,000)	-
Changes in estimated fair value	86,000	(1,652,000)
Balance, June 30, 2015	$3,984,000	$10,032,000

The fair value of the warrants on the date of issuance and on each re-measurement date for warrants classified as liabilities is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
		March		June	July	December
	2011	2015	2011	2013	2013	2013
Volatility	96%	144%	155%	155%	155%	151%
Expected term (years)	1.48	4.72	1.98	3.49	3.54	3.98
Risk-free interest rate	0.45%	1.55%	0.67%	1.23%	1.25%	1.37%
Dividend yield	0%	0%	0%	0%	0%	0%
Exercise price	$23.00	$10.75	$23.00	$7.00	$7.00	$12.50
Common stock closing price	$9.35	$9.35	$10.50	$10.50	$10.50	$10.50

The warrant liability is recorded on the Company's Balance Sheet and is marked-to-market at each reporting period, with the change in fair value recorded as a component of change in fair value of warrant liability in the Statement of Operations.

The fair value of the Series B preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market date to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B preferred conversion liability is considered a Level 3 measurement. The following assumptions were used at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Volatility	112%	91%
Expected term (years)	0.75	1.25
Risk-free interest rate	0.2%	0.36%
Dividend yield	0%	0%
Exercise price	$0.14	$0.14
Common stock closing price	$9.35	$10.50

The Series B preferred stock derivative liability is recorded on the Company's Balance Sheet and is marked-to-market each reporting period, with the change in fair value recorded as a component of change in fair value of Series B preferred stock derivative liability in the Statement of Operations.

4. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per common share calculation:
Net income (loss)	$10,769,000	$13,873,000	$(3,724,000)	$2,566,000
Accretion of redeemable convertible preferred stock	(1,828,000)	(318,000)	(2,166,000)	(632,000)
Net income (loss) attributable to common stockholders	$8,941,000	$13,555,000	$(5,890,000)	$1,934,000
Weighted average common shares outstanding - basic	5,667,170	3,671,801	4,960,416	3,661,314
Net income (loss) per share of common stock - basic	$1.58	$3.69	$(1.19)	$0.53
Weighted average common shares outstanding - diluted	7,658,556	6,497,619	4,960,416	6,514,181
Net income (loss) per share of common stock - diluted	$1.17	$2.09	$(1.19)	$0.30

The following outstanding securities at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding for the six months ended June 30, 2015 and 2014, as they would have been anti-dilutive:

	June 30,	June 30,
	2015	2014
Options	360,635	333,905
Warrants	1,209,650	544,754
Series B redeemable convertible preferred stock as converted	1,658,071	1,734,208
Escrow	-	240,000
Total	3,228,356	2,852,867

5. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 10,000,000 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 and par value of $0.01. Each Series B share is convertible into 0.20 shares of common stock and is entitled to the number of votes equal to the number of shares of common stock. These Series B shares may be converted to common stock by the holder of the shares at any time. The Series B shares shall be automatically converted into common shares upon the closing of an underwritten initial public offering, with aggregate proceeds to the Company of at least $7 million and a price per share to the public of at least the Series B stated value upon the closing of which, the shares of common stock of the Company shall be listed for trading on a major national stock exchange.

Holders of the preferred stock are entitled to receive cumulative dividends at the rate of 10%, compounded per annum, of the applicable purchase price per share if and when declared by the board of directors. No dividends have been declared through June 30, 2015.

At any time on or after June 26, 2018, the holders of at least two-thirds of the outstanding shares of the preferred stock may require the Company to redeem all of the outstanding shares of the preferred stock for an amount equal to the original issue price per share plus any declared and unpaid dividends.

Holders of the Series B are entitled to a liquidation preference in an amount equal to $70.00 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event the Company merges with or is acquired by another entity.

In connection with the private placement of Series B, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with a down-round ratchet provision.

On April 8, 2015, 107,100 shares of Series B were converted into 21,420 shares of common stock. Due to this conversion, $219,000 was reclassified out of the Series B derivative liability account and into shareholders’ equity. On May 4, 2015, 23,587 shares of Series B were converted into 4,717 shares of common stock. Due to this conversion, $36,000 was reclassified out of the Series B derivative liability account and into shareholders’ equity. On May 11, 2015, 250,000 shares of Series B was converted into 50,000 shares of common stock. Due to this conversion, $381,000 was reclassified out of the Series B derivative liability account and into shareholders’ equity.

The Company re-measured the fair value of the derivative feature and recorded a gain of $8,757,000 for the quarter ended June 30, 2015 to adjust the liability associated with the conversion feature to its estimated fair value of $10,032,000 as of June 30, 2015. For the six months ended June 30, 2015, the Company recorded a gain of $1,652,000 related to the change in fair value of the derivative feature.

At June 30, 2015, the Company reclassified $1,492,000 from additional-paid-in-capital to Series B Redeemable convertible preferred stock to adjust the redemption value of the Series B to actual at that date.

6. Warrants

In connection with the March 16, 2015 private placement of 1,575,758 shares of the Company’s common stock at a price per share of $8.25, the Company issued an aggregate of warrants to purchase 393,939 shares of common stock at an exercise price of $10.75 per share to the purchasers of the common stock. In addition, the Company issued warrants to purchase an aggregate of 94,545 shares of common stock to the placement agents. These warrants expire in March 2020 and contain certain provisions that contain a contingent cash payment of $2.5 million in liquidated damages to the holders of the warrants in the event the Company fails to take such action to either (i) increase the number of shares of Common Stock the Company is authorized to issue or (ii) effect a reverse split of the Common Stock, in either event sufficient to permit the exercise in full of the Warrants in accordance with their terms. Due to these provisions, the Company accounted for these warrants as liability instruments (see footnote 12). The Company measured the fair value of these warrants on March 16, 2015 and recorded an initial warrant liability of $4,210,000, of which $3,396,000 represented the initial fair value of the warrants issued to investors and $814,000 as the initial fair value of the warrants issued to the placement agents. The Company recorded other expenses of $213,000 in the six months ended June 30, 2015 related to the portion of the initial fair value of the placement agent attributable to the initial fair value of the warrants issued to investors in the quarter.

In connection with the December 2013 private placement of 1,440,140 shares of the Company’s common stock at a price per share of $12.50, the Company issued an aggregate of warrants to purchase 86,408 shares of common stock at an exercise price of $12.50 per share to the placement agents. These warrants, which expire December 2018, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounted for these warrants as liability instruments. As a result of the March 16, 2015 private placement of common stock at a price of $8.25 per share, the “down-round” provision of these warrants resulted in an adjustment to their exercise price to $8.25 as of March 16, 2015.

In connection with the private placement of Series B, which occurred through two closings on June 26, 2013 and July 15, 2013, the Company issued an aggregate of warrants to purchase 600,804 shares of common stock at an exercise price of $7.00 per share. These warrants, which expire in June 2018 and in July 2018, respectively, contain provisions that protect holders from a decline in the issue price of the Company’s common stock (“down-round” provision) and contain net settlement provisions. Due to these provisions, the Company accounts for these warrants as liability instruments. The Company measured the fair value of these warrants on June 26, 2013 and July 15, 2013 and recorded initial warrant liabilities of $4,285,000 and $674,000, respectively, as part of the private placement proceeds and expensed $759,000 for warrants issued to the placement agent.

On December 22, 2011, in connection with the Biocontrol business combination, the Company issued warrants to purchase up to 27,103 shares of its common stock. These warrants expire in December 2016 and are exercisable at a price of $23.00 per share. As the terms of these warrants require that they be settled in registered shares of common stock, the Company accounts for these warrants as liability instruments.

The Company estimates the fair values of all warrants accounted for as liability instruments using a Monte Carlo valuation model.

From February through May 2013, in connection with the issuance of new convertible promissory notes, the Company issued warrants to purchase up to 140,608 shares of its common stock. These warrants expire February through May 2018 and are exercisable at a price of $7.00 per share. The Company classifies these warrants as equity instruments.

On April 1, 2015, 52,120 warrants, issued on June 26, 2013, were exercised, resulting in the issuance of 52,120 shares of common stock and $630,000 being reclassified from the warrant liability account and into shareholders’ equity, based on the fair value of the warrants on the exercise date. On April 29, 2015, 4,524 warrants, issued on June 26, 2013, were exercised, resulting in the issuance of 4,524 shares of common stock and $46,000 was reclassified from the warrant liability account and into shareholders’ equity, based on the fair value of the warrants on the exercise date.

On May 8, 2015, the Company, upon approval of more than two-thirds of the holders of the 2013 warrants issued on June 26, 2013, July 15, 2013 and December 23, 2013, amended these warrants to remove certain the “down-round” provisions of these warrants. As a result of this amendment, all outstanding warrants from those issuance dates were reclassified as equity instruments resulting in the reclassification of $5,462,000 from the warrant liability to shareholders’ equity, reflecting the fair value of these warrants on the amendment date.

The Company re-measured the fair value of the warrant liability and recorded a gain of $4,604,000 for the quarter ended June 30, 2015, reflecting a decrease in the liability associated with the warrants at their estimated fair value, which totaled $3,984,000 as of June 30, 2015For the six months ended June 30, 2015, the Company recorded a loss of $86,000 related to the change in fair value of the warrants for that period.

All share amounts of warrants are after giving consideration to the 1-for-50 reverse split of the Company’s common stock which was effective August 7, 2015 (see footnote 12.)

The following table provides the number of warrants, exercise price and aggregate proceeds to the Company if exercised as of June 30, 2015 and December 31, 2014:

	March 2015		2013 Series B Warrants		December 2013		2013 Convertible Notes		2011		Totals
												Weighted
												Average
		Exercise		Exercise		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Balance, December 31, 2014	-	$-	523,690	$7.00	86,408	$12.50	140,608	$7.00	27,103	$23.00	777,809	$8.00
Issuances	488,485	11.00	-	-	-	-	-	-	-	-	488,485	11.00
Exercises	-	-	(56,644)	7.00	-	-	-	-	-	-	(56,644)	7.00
Balance, June 30, 2015	488,485	$11.00	467,046	$7.00	86,408	$8.50	140,608	$7.00	27,103	$23.00	1,209,650	$9.90

Aggregate proceeds if exercised	$5,373,335		$3,269,322		$734,468		$984,256		$623,369		$11,975,535

7. Stockholders’ Equity (Deficit)

On March 16, 2015, the Company issued and sold 1,575,758 shares of common stock in a private placement at a price of $8.25 per share, for aggregate proceeds of $13.0 million. In conjunction with this private placement, the Company issued an aggregate of warrants to purchase 393,939 shares of common stock at an exercise price of $10.75 per share to the purchasers of the common stock. The Company paid $833,000 in fees to its placement agents, along with the issuance of warrants to purchase 94,545 shares of common stock at an exercise price of $10.75 per share. The Company valued these warrants as liability instruments and recorded a liability of $4,210,000 as of March 16, 2015. In the first quarter of 2015, the Company recorded $213,000 of other expenses representing the portion of the initial warrant value of the placement agent warrants related to the initial fair value of the warrants issued to the purchasers of the common stock. The remainder of the initial fair value of the warrants of $3,998,000 was treated as a reduction of additional paid-in-capital. In addition, $218,000 of the fees paid to its placement agent were expensed as other expenses in the six months ended June 30, 2015 as they also represented issuance costs related to the initial fair value of the warrants issued to the purchasers of the common stock.

8. Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the issuance of long-term incentive awards, or awards, in the form of non-qualified and incentive stock options, or Options, stock appreciation rights, stock grants and restricted stock units. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company. The exercise price for Options must not be less than the fair market value of the underlying shares on the date of grant. Options expire no later than ten years from the date of grant and generally vest and become exercisable over a four-year period following the date of grant. Every non-employee member of the Company’s Board of Directors may also receive an annual non-qualified Option or restricted stock unit grant. Upon the exercise of Options, the Company issues the resulting shares from shares reserved for issuance under the Company’s Incentive Plan.

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$30,000	$40,000	$59,000	$78,000
General and administrative	22,000	195,000	45,000	390,000
Total stock-based compensation	$52,000	$235,000	$104,000	$468,000

The following table summarizes stock option activity for the six months ended June 30, 2015:

		Options Outstanding
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available		Exercise	Term	Intrinsic
	For Grant	Shares	Price	(Years)	Value
Balance, December 31, 2014	785,000	440,695	$9.37	8.18	$640,837
Granted	-	-	-	-	-
Exercised	-	(80,000)	8.00	-	(149,750)
Forfeited	-	-	-	-	-
Expired	-	(60)	455.00	-	-
Balance, June 30, 2015	785,000	360,635	$9.60	7.62	$491,087
Vested or expected to vest at June 30, 2015		358,504	$9.60	7.62	$202,222
Exercisable at June 30, 2015		325,222	$9.00	7.60	$202,222

The intrinsic value of options exercisable as of June 30, 2015 was $0.2 million, based on the Company’s closing stock price of $0.19 per share and a weighted average exercise price of $9.00 per share.

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

There were no grants of stock options to employees or directors during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, there was $0.3 million of total unrecognized compensation expense related to unvested options that will be recognized over the weighted average remaining period of 1.66 years.

Shares Reserved For Further Issuance

As of June 30, 2015, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	360,635
Available for future grants under the Stock Incentive Plan	785,000
Warrants	1,209,650
Total shares reserved	2,355,285

9. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement will focus on developing and commercializing bacteriophage therapeutics to treat S. aureus , E. coli and P. aeruginosa infections. The Company paid Walter Reed Army Institute of Research $207,000 and $309,000 for services provided under the Collaborative Research and Development Agreement during the years ended December 31, 2014 and December 31, 2013, respectively. During the three and six months ended June 30, 2015, the Company recorded no payments under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. This agreement allows the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. The Company shall pay Intrexon, in cash or stock, milestone fees for the initiation and commencement of the first Phase 2 trial of $2,500,000 and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company will pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2014. The Company paid Intrexon $941,000 and $357,000 for services provided under this agreement for the years ended December 31, 2014 and December 31, 2013, respectively. During the three and six months ended June 30, 2015, the Company recorded $22,000 in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $3,000 and $32,000, respectively.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficle. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In October 2014, the Company renewed this collaboration, effective as of November 9, 2014. This agreement expires November 12, 2015. The Company made payments to the University of Leicester under this agreement of $182,000 and $168,000 for the years ended December 31, 2014 and December 31, 2013, respectively. During the three and six months ended June 30, 2015, the Company recorded payments to the University of Leicester in the amount of $50,000 and $115,000, respectively, under the Leicester Development Agreements. No payments to the University of Glasgow were recorded during the three months ended June 30, 2015 and payments in the amount of $61,000 six months ended June 30, 2015 under the Leicester Development Agreements.

10. Severance Charge

On September 15, 2014, by mutual agreement of the Board of Directors (the “Board”) of the Company and Philip J. Young, Mr. Young stepped down from his role as President and Chief Executive Officer of the Company, effective September 15, 2014. In accordance with Mr. Young’s employment agreements, the Company recorded a severance charge in 2014 of $1,864,000 related to severance-period compensation and benefits and stock-based compensation expense related to the accelerated vesting of stock options. The severance accrual as of December 31, 2014 and June 30, 2015 is as follows:

Accrued severance, December 31, 2014	$555,000
Payments in 2015	(234,000)
Accrued severance, June 30, 2015	$321,000

11. Legal Proceedings

The Company is not involved in any legal proceedings that it expects to have a material adverse effect on its business, financial condition, results of operations and cash flows.

12. Subsequent Events

On August 3, 2015, the Company's Board of Directors and shareholders approved a 1-for-50 reverse split of the Company's issued and outstanding common stock, effective at 12:01 am on August 7, 2015. The shares of common stock authorized were also increased to 670 million and retained a par value of $0.01 per share.

On August 4, 2015, the Company announced that it had been cleared to submit an application to the New York Stock Exchange for listing on the NYSE MKT, subject to the Company’s satisfaction of the exchange’s listing standards.

On August 10, 2015, the Board of Directors approved a stock option grant to M. Scott Salka, its Chief Executive Officer, of 399,716 shares of common stock pursuant to his employment agreement with the Company dated April 24, 2015. Vesting of such options will depend upon the attainment of certain milestones as set forth in Mr. Salka’s employment agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Unaudited Condensed Consolidated Financial Statements and related Notes included in Part I Item 1 of this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings or borrowings, are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in Part II Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected. The forward-looking statements set forth in this Form 10-Q are as of the close of business on August 13, 2015, and we do not intend to update this forward-looking information.

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

Our lead programs consist of three product candidates: AB-PA01 (formerly AmpliPhage-001), for the treatment of P. aeruginosa lung infections in cystic fibrosis (CF) patients; AB-SA01 (formerly AmpliPhage-002), for the treatment of methicillin-resistant S. aureus (MRSA) infections; and AB-CD01 (formerly AmpliPhage-004), for the treatment of C. difficile infections.

We have generally incurred net losses since our inception and our operations to-date have been primarily limited to research and development and raising capital. We have raised approximately $43.6 million in capital since November 2010 to support our operations, including the March 2015 private placement of shares of our common stock, which raised approximately $13 million, prior to placement agent fees of approximately $0.8 million.

To date, we have not generated any product revenue and have primarily financed our operations through the sale and issuance of convertible notes and the private placement of our equity securities. As of June 30, 2015, we had a cumulative deficit of $365.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Revenue

For the quarters ended June 30, 2015 and 2014, we recognized $0.1 million in revenue related to sublicensing agreements related to our former gene therapy program. For the six months ended June 30, 2015 and 2014, we recognized $0.2 million in revenue from these sublicenses.

Research and Development

Research and development expenses for the quarter ended June 30, 2015 totaled $1.1 million compared to $1.9 incurred in the same period of 2014. This decline of $0.8 million was primarily related to the timing of non-clinical research project fees in 2015 and one-time start-up costs in 2014 related to our Slovenia cGMP manufacturing facility.

Research and development expenses for six months ended June 30, 2015 totaled $2.0 million compared to $2.9 million incurred in the same period of 2014. This decline of $0.9 million was primarily related to the timing of non-clinical research project fees in 2015 and one-time start-up costs in 2014 related to our Slovenia cGMP manufacturing facility. Partially offsetting these factors were increased costs related to the Slovenian facility being operational for the full six-months of 2015.

We anticipate that research and development spending in future periods will increase from levels of the first six months of 2015 as we initiate non-clinical research studies, prepare to start clinical trials, and continue our discovery efforts.

General and Administrative

General and administrative expenses for the quarter ended June 30, 2015 were $1.6 million for the quarter compared to $2.0 million for the same period of 2014. The $0.4 million decrease was primarily attributable to lower cash and stock compensation expenses related to the departure of our prior Chief Executive Officer in the third quarter of 2014, which were partially offset by the appointment of our new Chief Executive Officer on May 18, 2015.

General and administrative expenses for the six months ended June 30, 2015 were $3.0 compared to $3.614. This $0.6 million decrease was primarily attributable to lower cash and stock compensation expenses related to the departure of our prior Chief Executive Officer in the third quarter of 2014, which were partially offset by the appointment of our new Chief Executive Officer on May 18, 2015. Partially offsetting this factor were higher legal and accounting fees in 2015 as compared to 2014.

Other Income (Expense)

We recorded a gain of $4.6 million for the quarter ended June 30, 2015 related to the change in fair value of our warrant liability. This gain was primarily attributable to a decrease in the value of our common stock price at June 30, 2015 as compared to March 31, 2015. For the six months ended June 30, 2015, we recorded a loss of $0.1 million related to the change in fair value of our warrant liability.

We recorded a gain of $8.8 million for the quarter ended June 30, 2015 related to the change in fair value of our Preferred B stock derivative liability. This gain was primarily attributable to a decrease in the value of our common stock price at June 30, 2015 as compared to March 31, 2015. For the six months ended June 30, 2015, we recorded a gain of $1.7 million related to the change in fair value of our Preferred B stock derivative liability, with this gain primarily attributable to a decrease in the value of our common stock price at June 30, 2015 as compared to December 31, 2014.

We recorded a gain of $5.4 million for the quarter ended June 30, 2014 related to the change in fair value of our warrant liability. This gain was primarily attributable to a decrease in the value of our common stock price at June 30, 2014 as compared to March 31, 2014. For the six months ended June 30, 2014, we recorded a gain of $2.2 million related to the change in fair value of our warrant. This gain was primarily attributable to a decline in the value of our common stock at June 30, 2014 as compared to December 31, 2013.

We recorded a gain of $12.2 million for the quarter ended June 30, 2014 related to the change in fair value of our Preferred B stock derivative liability. This gain was primarily attributable to a decrease in the price of our common stock at June 30, 2014 as compared to March 31, 2014. For the six months ended June 30, 2014, we recorded a gain $6.7 million related to the change in fair value of our Preferred B stock derivative liability. This gain was primarily attributable to a decrease in the price of our common stock at June 30, 2014 as compared to December 31, 2013.

We will continue to adjust the liability related to our outstanding 2015 and 2011 warrants to fair value until the earlier of exercise or expiration of the warrants or until terms of the warrants no longer require them to be accounted for as liability instruments. We will continue to adjust the liability related to our Series B preferred stock derivative feature until the conversion of our Series B Stock into common shares.

We also recorded expenses of $0.4 million for the six month ended June 30, 2015 related to placement agent costs from our March 16, 2015 private placement of common stock. This expense was related to placement agent fees and the initial fair value of warrants issued to the placement agent assigned to the fair value of warrants issued to the common stock investors.

Liquidity and Capital Resources

We have incurred net losses since inception through June 30, 2015 of $365.7 million, of which $315.5 million was incurred as a result of the Company’s prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $14.4 million and $6.6 million at June 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities for the six months ended June 30, 2015 was $5.0 million. We recorded a net loss for the period of $3.7 million, including a non-cash loss on warrant liability of $0.1 million and a non-cash gain on Series B stock derivative liability of $1.7 million. Other items included in net cash used in operating activities included non-cash charges related to warrants issued to placement agents in conjunction with our March 2015 private placement, stock-based compensation expense, depreciation expense, and patent amortization expense, which collectively approximated $0.4 million. A decrease in accounts receivable and an increases in accounts payable, accrued expenses, and other and deferred revenue represented an aggregate $0.3 million source of funds, and were partially offset by a decrease in accrued severance of $0.2 million and a decrease in prepaid expenses of $0.2 million.

Cash flow from financing activities for the six months ended June 30, 2015 totaled $12.8 million, which represented gross proceeds of $13.0 million from the March 16, 2015 private placement of common stock and warrants to purchase common stock, less commissions and other cash expenses related to the issuance of approximately $0.8 million, and $0.4 million in proceeds from the exercise of warrants.

Net cash used in investing activities was $0.0 million and $1.1 million for the six months ended June 30, 2015 and June 30, 2014, respectively, with the 2014 investments primarily attributable to the build-out of our facility and the purchase of equipment for our Slovenia manufacturing facility.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

·	the public equity market;

·	private equity financing;

·	collaborative arrangements;

·	licensing arrangements; and/or

·	public or private debt.

We believe the Company has resources sufficient to fund operations through the third quarter of 2016. This estimate is based on the Company’s current product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: August 13, 2015	By	/s/ Michael Scott Salka
Name: Michael Scott Salka
Title: Chief Executive Officer
(Principal Executive Officer)

