Form 10-Q
period 2016-03-31
AmpliPhi Biosciences Corp
filed 2016-05-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1549568 I.R.S. Employer Identification Number)

3579 Valley Centre Drive, Suite 100 San Diego, California	92130 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 829-0829

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 6, 2016 was 8,242,528.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,173,000	$9,370,000
Accounts receivable	14,000	125,000
Prepaid expenses and other current assets	566,000	521,000
Total current assets	6,753,000	10,016,000
Property and equipment, net	1,170,000	1,131,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	330,000	338,000
Goodwill	7,562,000	7,562,000
Total assets	$28,261,000	$31,493,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable, accrued expenses and other	$2,003,000	$1,464,000
Deferred revenue	142,000	245,000
Accrued severance	138,000	308,000
Dividends payable	368,000	368,000
Total current liabilities	2,651,000	2,385,000
Series B preferred stock derivative liability	91,000	1,493,000
Warrant liability	2,000	6,000
Deferred tax liability	3,005,000	3,005,000
Total liabilities	5,749,000	6,889,000

Series B redeemable convertible preferred stock
$0.01 par value, 9,357,935 shares authorized at March 31, 2016 and December 31, 2015, 7,527,853 shares issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference of $13,706,000 and $13,383,000 at March 31, 2016 and December 31, 2015, respectively)	13,615,000	11,890,000

Stockholders’ equity
Common stock, $0.01 par value, 670,000,000 shares authorized at March 31, 2016 and December 31, 2015, 5,883,503 shares issued and outstanding at March 31, 2016 and December 31, 2015	59,000	59,000
Additional paid-in capital	374,472,000	375,177,000
Accumulated deficit	(365,634,000)	(362,522,000)
Total stockholders’ equity	8,897,000	12,714,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$28,261,000	$31,493,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$106,000	$102,000
Operating expenses
Research and development	1,980,000	972,000
General and administrative	2,644,000	1,397,000
Total operating expenses	4,624,000	2,369,000
Loss from operations	(4,518,000)	(2,267,000)
Other income (expense)
Change in fair value of warrant liability	4,000	(4,690,000)
Change in fair value of Series B preferred stock derivative liability	1,402,000	(7,105,000)
Other expense	-	(431,000)
Total other income (expense)	1,406,000	(12,226,000)
Net loss	(3,112,000)	(14,493,000)
Accretion of Series B redeemable convertible preferred stock	(1,725,000)	(338,000)
Net loss attributable to common stockholders	$(4,837,000)	$(14,831,000)
Per share information:
Net loss per share of common stock - basic	$(0.82)	$(3.49)
Weighted average number of shares of common stock outstanding - basic	5,883,503	4,245,816
Net loss per share of common stock - diluted	$(0.82)	$(3.49)
Weighted average number of shares of common stock outstanding - diluted	5,883,503	4,245,816

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity
	Series B		Common Stock
					Additional		Total
					Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2014	8,671,040	$1,990,000	3,983,182	$40,000	$365,403,000	$(362,006,000)	$3,437,000
Net loss	-	-	-	-	-	(516,000)	(516,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	1,307,000	-	-	(1,307,000)	-	(1,307,000)
Accretion to redemption value of Series B redeemable convertible stock	-	8,971,000	-	-	(8,971,000)	-	(8,971,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(1,143,187)	(378,000)	228,637	2,000	1,504,000	-	1,506,000
Common stock issued in March 2015 financing, net of offering costs	-	-	1,575,758	16,000	8,250,000	-	8,266,000
Warrants exercised	-	-	56,645	1,000	1,072,000	-	1,073,000
Warrants reclassified from liabilities to equity due to amendment of warrants	-	-	-	-	5,462,000	-	5,462,000
Warrants reclassified from liabilities to equity due to increase in authorized shares	-	-	-	-	3,281,000	-	3,281,000
Exercise of common stock options and other	-	-	39,281	-	-	-	-
Stock-based compensation	-	-	-	-	479,000	-	479,000
Stock-based compensation - severance	-	-	-	-	4,000	-	4,000
Balances, December 31, 2015	7,527,853	11,890,000	5,883,503	59,000	375,177,000	(362,522,000)	12,714,000
Net loss	-	-	-	-	-	(3,112,000)	(3,112,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	323,000	-	-	(323,000)	-	(323,000)
Accretion to redemption value of Series B redeemable convertible stock	-	1,402,000	-	-	(1,402,000)	-	(1,402,000)
Warrants issued for Novolytics assets	-	-	-	-	204,000	-	204,000
Stock-based compensation	-	-	-	-	816,000	-	816,000
Balances, March 31, 2016 (Unaudited)	7,527,853	$13,615,000	5,883,503	$59,000	$374,472,000	$(365,634,000)	$8,897,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,112,000)	$(14,493,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(4,000)	4,690,000
Change in fair value of Series B preferred stock derivative liability	(1,402,000)	7,105,000
Warrants issued	204,000	213,000
Amortization of patents	8,000	8,000
Depreciation	73,000	58,000
Stock-based compensation	816,000	52,000
Changes in operating assets and liabilities:
Accounts receivable	111,000	100,000
Accounts payable, accrued expenses, deferred revenue and other	436,000	158,000
Accrued severance	(170,000)	(122,000)
Prepaid expenses and other current assets	(45,000)	(74,000)
Net cash used in operating activities	(3,085,000)	(2,305,000)
Investing activities:
Purchases of property and equipment	(112,000)	(35,000)
Net cash used in investing activities	(112,000)	(35,000)
Financing activities:
Proceeds from issuance of common stock, net	-	12,384,000
Net cash provided by financing activities	-	12,384,000
Net (decrease) increase in cash and cash equivalents	(3,197,000)	10,044,000
Cash and cash equivalents, beginning of period	9,370,000	6,581,000
Cash and cash equivalents, end of period	$6,173,000	$16,625,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$1,725,000	$338,000
Fair value of warrant liability upon issuance	-	4,211,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2016
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

2. Liquidity

The Company has prepared these consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $365.6 million as of March 31, 2016, $50.1 million of which has been accumulated since January of 2011, when the Company began its focus on bacteriophage development. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of March 31, 2016, the Company had cash and cash equivalents of $6.2 million. Management believes that our existing resources will be sufficient to fund our planned operations into the third quarter of 2016.

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

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial statements and in accordance with the instructions to Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of results for the full year or any future period.

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

Warrant and Preferred Shares Conversion Feature Liability

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company has not yet evaluated the potential impact of adopting the guidance on its consolidated financial statements.

4. Fair Value of Financial Assets and Liabilities — Derivative Instruments

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

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2016
Liabilities
Series B preferred stock derivative liability	$-	$-	$91,000	$91,000
Warrant liability	-	-	2,000	2,000
Total liabilities	$-	$-	$93,000	$93,000

December 31, 2015
Liabilities
Series B preferred stock derivative liability	$-	$-	$1,493,000	$1,493,000
Warrant liability	-	-	6,000	6,000
Total liabilities	$-	$-	$1,499,000	$1,499,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the three months ended March 31, 2016 and the year ended December 31, 2015.

The following table sets forth a summary of changes in the fair value of the Company's Series B redeemable convertible preferred stock derivative and warrant liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

		Series B Preferred
	Warrant	Stock Derivative
	Liability	Liability
Balance, December 31, 2015	$6,000	$1,493,000
Changes in estimated fair value	(4,000)	(1,402,000)
Balance, March 31, 2016	$2,000	$91,000

The fair value of the warrants on the date of issuance and on each re-measurement date for warrants classified as liabilities is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	Series (1)	Series (1)
	2011	2011
Volatility	108.00%	112.05%
Expected term (years)	0.73	0.98
Risk-free interest rate	0.48%	0.64%
Dividend yield	0.00%	0.00%
Exercise price	$23.00	$23.00
Common stock closing price	$3.94	$3.98

(1) See Note 7 – Warrants below for further description of the respective series of warrants.

The warrant liability is recorded on the accompanying consolidated balance sheets and is marked-to-market at each reporting period, with the change in fair value recorded as a component of change in fair value of warrant liability on the Company’s statements of operations.

The fair value of the Series B preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the expected term of the Series B preferred stock, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B preferred conversion liability is considered a Level 3 measurement. The following assumptions were used at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Volatility	108%	108 to 117%
Expected term (years), weighted average	0.04 to 0.75	0.50 to 2.50
Risk-free interest rate	0.18 to 0.49%	0.49 to 1.19%
Dividend yield	0.00%	0.00%
Exercise price	$7.00	$7.00
Common stock closing price	$3.94	$3.98

The Series B preferred stock derivative liability is recorded on the accompanying consolidated balance sheet and is marked-to-market each reporting period, with the change in fair value recorded as a component of change in fair value of Series B preferred stock derivative liability on the Company’s statements of operations.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(3,112,000)	$(14,493,000)
Accretion of Series B redeemable convertible preferred stock	(1,725,000)	(338,000)
Net loss attributable to common stockholders	$(4,837,000)	$(14,831,000)
Weighted average common shares outstanding - basic	5,883,503	4,245,816
Net loss per share of common stock - basic	$(0.82)	$(3.49)
Weighted average common shares outstanding - diluted	5,883,503	4,245,816
Net loss per share of common stock - diluted	$(0.82)	$(3.49)

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding for the three months ended March 31, 2016 and 2015, as they would have been anti-dilutive:

	March 31,	March 31,
	2016	2015
Options	872,977	440,695
Warrants	1,379,649	1,266,293
Series B redeemable convertible preferred stock	7,527,853	8,671,040
Total	9,780,479	10,378,028

6. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 9,357,935 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 and par value of $0.01. As of March 31, 2016, each Series B share was convertible into 0.20 shares of common stock and was entitled to the number of votes equal to the number of shares of common stock into which such Series B share could be converted. The Series B shares were convertible into common stock by the holder of the shares at any time. The Series B shares were subject to automatic conversion into common stock upon the election of the holders of at least two-thirds of the outstanding Series B shares. In addition, pursuant to the Company’s Articles of Incorporation, the Series B shares were automatically convertible into common stock upon the occurrence of an underwritten initial public offering by the Company that satisfied certain conditions.

Holders of the Series B shares were entitled to receive cumulative, cash dividends at the rate of 10% of the Series B stated value. Such dividends accrue from day-to-day commencing on the original issue date, whether or not earned or declared by the Board of Directors, and were compounded annually. No dividends had been declared or paid on the Series B shares through March 31, 2016.

The Series B shares were redeemable by the Company at any time on or after June 26, 2018, upon the election of the holders of at least two-thirds of the outstanding Series B shares for an amount equal to the original issue price per share plus any accrued and unpaid dividends.

Holders of the Series B shares were entitled to a liquidation preference in an amount equal to the Series B stated value of $1.40 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event of a merger or acquisition of the Company.

In connection with the private placement of Series B shares, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative includes a redemption feature, multiple dividend features, as well as multiple conversion features with specified anti-dilution adjustments for certain financing transactions involving the issuance of securities at a price below a minimum non-diluting issuance price of $7.00 per share.

The Company re-measured the fair value of the derivative feature and recorded a gain of $1,402,000 for the three months ended March 31, 2016 to adjust the liability associated with the conversion feature to its estimated fair value of $91,000 as of March 31, 2016. For the three months ended March 31, 2015, the Company recorded a loss of $7,105,000 to adjust the liability associated with the conversion feature to its estimated fair value of $19,425,000 as of March 31, 2015.

At March 31, 2016, the Company accreted $1,402,000 from additional paid-in capital to Series B redeemable convertible preferred stock to adjust the redemption value of the Series B to actual at that date.

The March 31, 2016 balance sheet reflects dividends payable of $368,000 to former holders of preferred stock, which are classified as current liabilities.

On April 8, 2016, the Series B redeemable convertible preferred stock was automatically converted into common stock pursuant to the election of the holders of over two-thirds of the then-outstanding Series B shares. See Note 13 – Subsequent Events.

7. Warrants

On January 4, 2016, the Company entered into an Asset Purchase Agreement with Novolytics Limited (the “Purchase Agreement”), to purchase certain preclinical materials and intangible assets, including patent rights, from Novolytics, an unrelated third party. In consideration for the assets acquired, the Company paid cash consideration of approximately $205,000 and issued warrants to purchase an aggregate of 170,000 shares of the Company’s common stock. The warrants have an exercise price of $12.00 per share and contain certain registration rights. The fair value of the warrants issued was $204,000, based on a Monte Carlo valuation model and are classified as equity within the consolidated balance sheet. The Company expensed the total value provided for the acquired assets of $409,000 as in-process research and development as of the acquisition date given there was no alternative future use of the acquired assets due to the early stage nature of the technology and pre-clinical materials.

The following table provides a summary of warrants outstanding, issued or exercised for the three months ended March 31, 2016. Also included is the average exercise price per share and the aggregate proceeds to the Company if exercised as of March 31, 2016.

	Series
					June 2013 and July 2013
	Novolytics		March 2015		Series B Warrants		December 2013		2013 Convertible Notes		2011		Totals
														Weighted
														Average
		Exercise		Exercise		Exercise		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Balance, December 31, 2015	-	$-	488,484	$10.75	467,046	$7.00	86,408	$8.25	140,608	$7.00	27,103	$23.00	1,209,649	$8.96
Issuances	170,000	12.00	-	-	-	-	-	-	-	-	-	-	170,000	12.00
Exercises	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2016	170,000	$12.00	488,484	$10.75	467,046	$7.00	86,408	$8.25	140,608	$7.00	27,103	$23.00	1,379,649	$9.34

Aggregate proceeds if exercised	$2,040,000		$5,251,203		$3,269,322		$712,866		$984,256		$623,369		$12,881,016

8. Stockholders’ Equity

On March 16, 2015, the Company issued and sold 1,575,758 shares of common stock in a private placement at a price of $8.25 per share, for aggregate proceeds of $13.0 million. In conjunction with this private placement, the Company issued warrants to purchase an aggregate of 393,939 shares of common stock at an exercise price of $10.75 per share to the purchasers of the common stock. The Company paid $833,000 in fees to its placement agents, along with the issuance of warrants to purchase an aggregate of 94,545 shares of common stock at an exercise price of $10.75 per share. The Company valued these warrants as liability instruments and recorded a liability of $4,210,000 as of March 16, 2015. In the first quarter of 2015, the Company recorded $213,000 of other expenses representing the portion of the initial warrant value of the placement agent warrants related to the initial fair value of the warrants issued to the purchasers of the common stock. The remainder of the initial fair value of the warrants of $3,996,000 was treated as a reduction of additional paid-in-capital. In addition, $218,000 of the fees paid to its placement agent were expensed as other expenses in the three months ended March 31, 2015 as they also represented issuance costs related to the initial fair value of the warrants issued to the purchasers of the common stock.

9. Stock-Based Compensation

The Company’s 2013 Stock Incentive Plan (Stock Incentive Plan) provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, stock grants and restricted stock units. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the Stock Incentive Plan.

The Company accounts for stock options and restricted stock units related to its stock incentive plans under the provisions of ASC 718, which requires the recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718, including expected dividend, expected life, expected volatility and forfeiture rate of each award, as well as the prevailing risk-free interest rate and the fair value of the underlying common stock on the date of grant. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method of amortization. The assumptions used in the Black-Scholes option valuation model for the three months ended March 31, 2016 are set forth below.

•	Expected Dividend: The Company does not anticipate paying any dividends on its common stock.
•	Expected Life: The expected life represents the period that the Company expects its stock-based awards to be outstanding. The Company’s expected life assumption was based on the simplified method set forth in the SEC Staff Accounting Bulletin 110. The Company’s estimation of the expected life for stock options granted to parties other than employees or directors is the contractual term of the option award.
•	Expected Volatility: Expected volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company’s expected volatility represents the weighted average historical volatility of the shares of its common stock.
•	Risk-Free Interest Rate: The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of its stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
•	Forfeiture Rate: The Company applies an estimated forfeiture rate that is derived from historical forfeited shares. If the actual number of forfeitures differs from our estimates, the Company may record additional adjustments to compensation expense in future periods.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

March 31,
2016
Risk-free interest rate	1.58 to 1.63%
Expected volatility	113.0%
Expected term (in years)	6.0
Expected dividend yield	0.0%

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Research and development	$26,000	$29,000
General and administrative	790,000	23,000
Total stock-based compensation	$816,000	$52,000

The following table summarizes stock option activity for the three months ended March 31, 2016:

		Options Outstanding
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available		Exercise	Term	Intrinsic
	For Grant	Shares	Price	(Years)	Value
Balance, December 31, 2015	723,431	669,769	$8.68	9.29	$-
Granted	(207,208)	207,208	2.83	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	(4,000)	10.00	-	-
Balance, March 31, 2016	516,223	872,977	$7.29	9.26	$229,076
Vested or expected to vest at March 31, 2016		704,778	$7.63	9.18	$141,846
Exercisable at March 31, 2016		99,394	$9.19	7.69	$-

The intrinsic value of options exercisable as of March 31, 2016 was $0.0, based on the Company’s closing stock price of $3.94 per share and a weighted average exercise price of $9.19 per share.

During the first quarter of 2016, the Company issued 207,208 common stock options to its employees and an executive with an average exercise price $2.83 per share. Included in this amount were 99,919 stock options, with an exercise price of $2.85, to its Chief Financial Officer, pursuant to his employment agreement dated January 18, 2016. There were no grants of stock options to employees or directors during the three months ended March 31, 2015.

As of March 31, 2016, there was $2.8 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.72 years.

Shares Reserved For Further Issuance

As of March 31, 2016, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	872,977
Available for future grants under the Stock Incentive Plan	516,223
Warrants	1,379,649
Total shares reserved	2,768,849

10. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement is focused on developing and commercializing bacteriophage therapeutics to treat S. aureus infections. During the three months ended March 31, 2016 and 2015, the Company recorded no payments to Walter Reed Army Institute of Research under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation (the ECC Agreement”). This agreement allows the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. Pursuant to the agreement, the Company is required to pay Intrexon, in cash or stock, milestone fees of $2,500,000 for the initiation and commencement of the first Phase 2 trial and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company is required to pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through March 31, 2016. During the three months ended March 31, 2016, the Company recorded $54,000 in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $56,000. During the three months ended March 31, 2015, the Company recorded $22,000 in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $3,000. On April 13, 2016, the Company provided written notice to Intrexon of its election to voluntarily terminate the ECC Agreement. As of March 31, 2016, the Company had a liability of $54,000 recorded for amounts due to Intrexon. See Note 13 – Subsequent Events.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In November 2015, the Company renewed this collaboration, effective as of November 12, 2015. This agreement expires November 12, 2018. During the three months ended March 31, 2016, the Company recorded $43,000 in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments totaling $46,000. During the three months ended March 31, 2015, the Company recorded $35,000 in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments totaling $50,000. During the three months ended March 31, 2016, the Company recognized no expense and made no payments to the University of Glasgow under the Leicester Development Agreements. During the three months ended March 31, 2015, the Company paid $61,000 and expensed amounts to the University of Glasgow under the Leicester Development Agreements of $13,000.

In September 2015, the Company entered into a non-exclusive patent license agreement with Takara Bio Inc. (the Takara Agreement). Under this agreement Takara licensed certain patents from the Company related to AAV1 Vector gene delivery systems, for which the Company is an exclusive licensor with the University of Pennsylvania. The Company received a $40,000 non-refundable, up-front licensing payment and is entitled to receive royalties from Takara of 12.0% of net license product sales and 6.0% of service revenues associated with the licensed products. The agreement calls for minimum annual royalties of $15,000 commencing on February 28, 2016. In addition, the Takara Agreement provides milestone fees to the Company of $30,000 of the first $1,000,000 of licensed product revenues by Takara and an additional $40,000 when cumulative net sales of the licensed product by Takara exceed $2,000,000. During the three months ended March 31, 2016, the Company recognized revenue of $4,000 under the Takara Agreement.

11. Severance Charge

In September of 2014 and 2015 two executives separated from the Company. The Company recorded severance expenses in the respective periods and accrued severance related to the cash portion due over time.

The severance accrual as of December 31, 2015 and March 31, 2016 is as follows:

Accrued severance, December 31, 2015	$308,000
Cash payments in 2016	(170,000)
Accrued severance, March 31, 2016	$138,000

12. Legal Proceedings

The Company determines whether it should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and whether the amount can be reasonably estimated. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Legal proceedings are inherently unpredictable and the matters in which the Company may be involved often will present complex legal and factual issues. Because of the uncertainties related to the Company’s pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters which may be asserted could be decided unfavorably to the Company. An adverse ruling or outcome in any lawsuit involving the Company could materially affect its business, liquidity, consolidated financial position or results of operations. In view of the unpredictable nature of such matters, the Company cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which it is a party of the impact on the Company of an adverse ruling on such matters.

On April 14, 2016, a complaint was filed against the Company and certain of its board members. See Note 13 – Subsequent Events.

13. Subsequent Events

Series B Convertible Preferred Stock Conversion

On April 8, 2016, certain holders (the “Holders”) of over two-thirds of the Company’s then-outstanding shares of Series B redeemable convertible preferred stock (“Series B Preferred”) elected to automatically convert all outstanding shares of Series B Preferred into shares of Common Stock in accordance with Section 4.4.4(b)(ii) of the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B Preferred outstanding as of immediately prior to the Conversion have been converted into an aggregate of 1,505,560 shares of Common Stock.

On April 8, 2016, the Company entered into a Common Stock Issuance Agreement (the “Agreement”) with the Holders pursuant to which the Company agreed to issue the Holders an aggregate of 853,465 shares of the Company’s Common Stock (the “Shares”). Pursuant to the Agreement, the Company and the Holders also agreed to amend the Common Stock warrants issued to the Holders pursuant to that certain Subscription Agreement, dated June 25, 2013, in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the Shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B Preferred. The Holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by the Company.

Pursuant to the Agreement, if in the future the Company conducts one or more bona fide equity financings in which it sells shares of Common Stock or Preferred Stock at a price less than $4.05 per share (each, a “dilutive financing”), the Company will be required to issue to the Holders additional shares of Common Stock based on a specified formula. The obligation to issue additional shares in the event of any such dilutive financing (i) only applies to the lowest priced financing conducted after the date of the Agreement, (ii) is subject to limitations under applicable NYSE MKT rules relating to the issuance of additional shares in a private placement at a price less than the greater of book or market value and (iii) will expire at such time the Company has raised $10.0 million in gross proceeds from the sale of Common Stock and/or Preferred Stock in a bona fide financing or financings or June 30, 2018, whichever occurs first. The Company has agreed to seek shareholder approval of the issuance of up to 1,037,053 shares of Common Stock to the Holders in the future as required by the Agreement in connection with one or more dilutive financings. To the extent the Company is not permitted by applicable NYSE MKT rules to issue any additional shares of Common Stock that would otherwise be required to be issued pursuant to the terms of the Agreement as a result of a dilutive financing, the Company has agreed to pay the Holders a cash payment equal to the difference between the price per share in such dilutive financing and $4.05 for each share issued to the Holders pursuant to the Conversion.

Litigation

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), an affiliate of Third Security, LLC (“Third Security”), filed a complaint against the Company and certain members of the Company’s Board in the Superior Court of California, County of San Diego. Third Security is one of the principal shareholders of the Company. The complaint alleges that the Company breached the implied covenant of good faith by entering into a scheme to force NRM to convert its Series B Shares into Common Shares. The complaint further alleges that the members of the Board who were named as defendants breached their fiduciary duty of good faith owed to NRM, as one of the Company’s shareholders, by participating in this transaction. The complaint seeks unspecified monetary damages and other relief. The Company plans to vigorously defend against the claims advanced.

Collaboration Agreement

On April 13, 2016, the Company provided written notice to Intrexon Corporation of its election to voluntarily terminate its ECC Agreement dated March 29, 2013 (see Note 10). The effective date of the termination will be 90 days following delivery of the termination notice. The Company will not incur any early termination penalties as a result of the termination of the ECC Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC.

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations into the third quarter of 2016, future revenue sources, selling and marketing expenses, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a biotechnology company focused on the discovery, development and commercialization of novel phage therapeutics. Phage therapeutics use bacteriophages, a family of viruses, to kill pathogenic bacteria. Phages have powerful and highly selective mechanisms of action that permit them to target and kill specific bacteria. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current therapies including the so-called multi-drug-resistant or “superbug” strains of bacteria.

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

Our lead product candidate is AB-SA01 for the treatment of S. aureus infections, including methicillin-resistant S. aureus, or MRSA. We also have AB-PA01 for the treatment of P. aeruginosa infections in development, and AB-CD01 for the treatment of C. difficile infections in preclinical development.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. We have raised approximately $43.6 million in capital to support our operations since the shift in our focus to novel phage therapeutics in February 2011.

To date, we have not generated any product revenue and have primarily financed our operations through the sale and issuance of our equity securities and convertible notes. As of March 31, 2016, we had a cumulative deficit of $365.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs.

Recent Events

Series B Redeemable Convertible Preferred Stock Conversion

On April 8, 2016, certain holders (the “Holders”) of over two-thirds of our then-outstanding shares of Series B redeemable convertible preferred stock (“Series B Preferred”) elected to automatically convert all outstanding shares of Series B Preferred into shares of Common Stock in accordance with Section 4.4.4(b)(ii) of our Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B Preferred outstanding as of immediately prior to the Conversion have been converted into an aggregate of 1,505,560 shares of Common Stock.

On April 8, 2016, we entered into a Common Stock Issuance Agreement (the “Agreement”) with the Holders pursuant to which we agreed to issue the Holders an aggregate of 853,465 shares of our Common Stock (the “Shares”). Pursuant to the Agreement, the Company and the Holders also agreed to amend the Common Stock warrants issued to the Holders pursuant to that certain Subscription Agreement, dated June 25, 2013, in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the Shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B Preferred. The Holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by us.

Pursuant to the Agreement, if in the future we conduct one or more bona fide equity financings in which it sell shares of Common Stock or Preferred Stock at a price less than $4.05 per share (each, a “dilutive financing”), we will be required to issue to the Holders additional shares of Common Stock based on a specified formula. The obligation to issue additional shares in the event of any such dilutive financing (i) only applies to the lowest priced financing conducted after the date of the Agreement, (ii) is subject to limitations under applicable NYSE MKT rules relating to the issuance of additional shares in a private placement at a price less than the greater of book or market value and (iii) will expire at such time we have raised $10.0 million in gross proceeds from the sale of Common Stock and/or Preferred stock in a bona fide financing or financings or June 30, 2018, whichever occurs first. We have agreed to seek shareholder approval of the issuance of up to 1,037,053 shares of Common Stock to the Holders in the future as required by the Agreement in connection with one or more dilutive financings. To the extent we are not permitted by applicable NYSE MKT rules to issue any additional shares of Common Stock that would otherwise be required to be issued pursuant to the terms of the Agreement as a result of a dilutive financing, we have agreed to pay the Holders a cash payment equal to the difference between the price per share in such dilutive financing and $4.05 for each share issued to the Holders pursuant to the Conversion.

Collaboration Agreement

On April 13, 2016, we provided written notice to Intrexon Corporation (“Intrexon”) of our election to voluntarily terminate that certain Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, by and between us and Intrexon (the “ECC Agreement”). The effective date of termination (the “Termination Date”) will be 90 days following delivery of the termination notice. We will not incur any early termination penalties as a result of the termination of the ECC Agreement.

The ECC Agreement is directed towards the research, development and commercialization of new bacteriophage-based therapies for the treatment of bacterial infections caused by P. aeruginosa and C. difficile. A summary of the material terms of the ECC Agreement is contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, under Item 1. Business—Exclusive Channel Collaboration with Intrexon, and is incorporated herein by reference.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

Revenue

For each of the quarters ended March 31, 2016 and 2015, we recognized $0.1 million in revenue primarily related to sublicensing agreements from our former gene therapy program.

Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2016 totaled $2.0 million compared to $1.0 million incurred in the same period of 2015. This increase of $1.0 million was primarily related to higher compensation costs of $0.2 million, $0.1 million of professional recruiting fees, and $0.4 million for the expense recorded related to the assets acquired from Novolytics.

We anticipate that research and development spending in future periods will continue to increase as we initiate non-clinical research studies, hire additional research and development staff, advance our clinical trials, and continue our discovery efforts.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2016 were $2.6 million compared to $1.4 million for the same period of 2015. The $1.2 million increase was primarily attributable to $0.9 million of compensation, including $0.8 million of non-cash stock-based compensation, related to two new executives, and $0.3 million for professional fees for legal, accounting and recruitment.

Other Income (Expense)

We recorded a gain of $4,000 for the quarter ended March 31, 2016 related to the change in fair value of our warrant liability, which was primarily attributable to a decrease in the value of our common stock price during the period.

We recorded a gain of $1.4 million for the quarter ended March 31, 2016 related to the change in fair value of our Series B preferred stock derivative liability. This gain was primarily attributable to a decrease in the estimated term of the derivative liability associated with the Series B preferred stock at March 31, 2016.

We will continue to adjust the liability related to our outstanding Series 2011 warrants to fair value until the earlier of exercise or expiration of the warrants or until terms of the warrants no longer require them to be accounted for as liability instruments. We continued to adjust the liability related to our Series B preferred stock derivative feature until the conversion of our Series B preferred stock into common stock in April 2016.

We also recorded expenses of $0.4 million for the three months ended March 31, 2015 consisting of placement agent costs from our March 2015 private placement of common stock, which related to placement agent fees and the initial fair value of warrants issued to the placement agents. We had no comparable costs during the three months ended March 31, 2016.

Liquidity and Capital Resources

We have incurred net losses since inception through March 31, 2016 of $365.6 million, of which $315.5 million was incurred as a result of our prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $6.2 million and $9.4 million at March 31, 2016 and December 31, 2015, respectively.

Net cash used in operating activities for the three months ended March 31, 2016 was $3.1 million, as compared to $2.3 million for the three months ended March 31, 2015. Net loss recorded during the three months ended March 31, 2016 was $3.1 million, inclusive of a $1.4 million non-cash gain on derivative liability. Net loss recorded during the three months ended March 31, 2015 was $14.5 million, inclusive of a $11.8 million non-cash loss on derivative liability. The net increase in cash used in operating activities of $0.8 million, in addition to the effect of the non-cash derivative liability effects noted above, are primarily related to an increase in research and development efforts, payroll and non-cash stock based compensation, as well as an increase in professional services.

Net cash used in investing activities was $0.1 million and $0.0 million for three months ended March 31, 2016 and March 31, 2015, respectively. Net cash used in investing activities for the three months ended March 31, 2016 was primarily attributable to purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2015 was comprised of the gross proceeds of $13.0 million from the March 2015 private placement of common stock and warrants to purchase common stock, less commissions and other cash expenses related to the issuance of approximately $0.6 million. There were no financing activities for the three months ended March 31, 2016.

We will need to raise additional capital or incur indebtedness to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;
•	the progress and cost of our clinical trials and other research and development activities;
•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;
•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
•	the costs and timing of seeking regulatory approvals;
•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financings;
•	collaborative arrangements;

•	licensing arrangements; and/or
•	public or private debt.

We believe our existing resources are sufficient to fund our planned operations into the third quarter of 2016. This estimate is based on our current product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

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

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. This uncertainty around our ability to secure additional financing creates substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

As of March 31, 2016, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 3 of the Condensed Consolidated Notes to the Consolidated Financial Statements contained elsewhere in this report.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level during the period covered by this report.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the following:

•	the appointment of an experienced Chief Financial Officer in January 2016 with significant experience in public company reporting and complex transactions; and
•	the engagement of consultants with experience in the review of unique and complex accounting topics, who consulted with management on complex transactions and reporting.

Remediation of Material Weakness

We continue to review, document and test our internal control over financial reporting. We also continue to take steps to remediate certain identified deficiencies in our internal control over financial reporting as of December 31, 2015 in the area of complex and non-routine transactions. Although efforts remain in process, steps taken during the last fiscal quarter that resulted in improvements to our internal control over financial reporting included the following:

•	commenced designing additional training programs for relevant personnel and development of specific review procedures regarding the review of complex and non-routine transactions; and
•	implemented standardized financial control and reporting processes.

The remediation actions will be monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), an affiliate of Third Security, LLC (“Third Security”), filed a complaint against us and certain members of our Board in the Superior Court of California, County of San Diego. Third Security is one of our principal shareholders. The complaint alleges that we breached the implied covenant of good faith by entering into a scheme to force NRM to convert its shares of Series B redeemable convertible preferred stock into shares of our common stock. The complaint further alleges that the members of the Board who were named as defendants breached their fiduciary duty of good faith owed to NRM, as one of our shareholders, by participating in this transaction. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to our pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although we maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations, our insurance may not cover, or may not adequately cover, any liabilities that we incur. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. Prior to our merger with Biocontrol in January 2011, our accumulated deficit was $315.5 million. Since January 2011 through March 31, 2016, we have incurred a cumulative deficit of $50.1 million, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2016 we had an operating loss of $3.1 million. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

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

We will need to raise additional capital to continue operations.*

Our consolidated financial statements for the quarter ended March 31, 2016 were prepared under the assumption that we would continue our operations as a going concern. However, we have had recurring losses from operations, negative operating cash flow and an accumulated deficit.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business. We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. As of March 31, 2016, we had cash and cash equivalents of $6.2 million. We believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2016.

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

A complaint has been filed against us and the members of our Board of Directors by one of our principal shareholders.*

On April 8, 2016, certain holders (the “Holders”) of over two-thirds of our then-outstanding shares of Series B redeemable convertible preferred stock (“Series B Preferred”) elected to automatically convert all outstanding shares of Series B Preferred into shares of Common Stock in accordance with Section 4.4.4(b)(ii) of our Amended and Restated Articles of Incorporation, as amended (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B Preferred outstanding as of immediately prior to the Conversion were automatically converted into an aggregate of 1,505,560 shares of our common stock. On April 8, 2016, we entered into a Common Stock Issuance Agreement (the “CSIA”) with the Holders pursuant to which we issued to the Holders an aggregate of 853,465 shares of our Common Stock (the “Shares”) and amended the common stock warrants issued to the Holders pursuant to that certain Subscription Agreement, dated June 25, 2013, in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the Shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B Preferred.

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), who was not a party to the CSIA, filed a complaint against us and each of the current members of our board of directors in the Superior Court of California, County of San Diego. Prior to the Conversion, NRM held approximately 28.5% of our outstanding shares of Series B Preferred. The complaint alleges that we breached the implied covenant of good faith by entering into a scheme to force NRM to convert its Series B Preferred into common stock. The complaint further alleges that the current members of our board of directors breached their fiduciary duty of good faith owed to NRM, as one of our shareholders, by participating in this transaction. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

Litigation is subject to inherent uncertainties, and an adverse result in the matter described above or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations. In addition, our share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation. In addition, litigation of this nature may negatively impact our ability to attract and retain strategic partners, as well as qualified board members and management personnel.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations.*

Our financial statements as of March 31, 2016 were prepared under the assumption that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2016, we had cash and cash equivalents of $6.2 million. Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, collaborative or licensing arrangements and/or debt financing.

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

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.*

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). These limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with future private or public offerings, as well as changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*

We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. In connection with the restatement of our consolidated financial statements for the second quarter of 2015 and for the quarterly and annual periods of 2014, we determined that we had a material weakness as of December 31, 2014 and December 31, 2015, namely that our internal control over financial reporting, including control over the evaluation and review of complex and non-routine transactions, were not effective. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of May 6, 2016, we had 30 employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

We must manage a geographically dispersed organization.

While we are a small company, we currently have operations in the United States, United Kingdom, Australia and Slovenia. In the future, we may also locate facilities in other locations based on proximity to personnel with the expertise needed to research, develop and manufacture phage-based therapeutics, costs of operations or other factors. Managing our organization across multiple locations and multiple time zones may reduce our efficiency, increase our expenses and increase the risk of operational difficulties in the execution of our plans.

Risks Related to Our Reliance on Third Parties

We rely on third parties for aspects of product development.

We rely on third parties such as the University of Leicester and the U.S. Army for certain aspects of product development. We are working with the University of Leicester for research and development of product candidates to treat C. difficile infections. We are working with the U.S. Army for research and development of product candidates to treat S. aureus infections. Because we rely on third parties to conduct these activities, we have less control over the success of these programs than we would if we were conducting them on our own. Factors beyond our control that could impact the success of these programs include the amount of resources devoted to the programs by the applicable third party, the staffing of those projects by third-party personnel, and the amount of time such personnel devote to our programs compared to other programs. Failure of our third-party collaborators to successfully complete the projects that we are working on with them could result in delays in product development and the need to expend additional resources, increasing our expenses beyond current expectations.

We will rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We expect to use third parties, such as clinical research organizations or the U.S. Army, to assist in conducting our clinical trials. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit Biologics License Applications, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We may be required to issue a significant number of additional shares of common stock for no additional consideration and/or make cash make-whole payments to certain of our stockholders.*

We may be required to issue a significant number of additional shares of common stock for no additional consideration and/or make cash make-whole payments to the Holders. Pursuant to the CSIA, we agreed that if in the future we conduct one or more bona fide equity financings in which we sell shares of our common stock or preferred stock at a price of less than $4.05 per share (each, a “Dilutive Financing”), we will issue to the Holders, for no additional consideration, a number of additional shares of common stock (“Additional Shares”) based on a specified formula (such rights of the Holders to receive Additional Shares, the “Additional Issuance Rights”). Specifically, in the event we conduct a Dilutive Financing, the Holders will be entitled to receive (absent consideration of any applicable restrictions on the number of shares that can be issued in a non-public offering under NYSE MKT rules and interpretations without shareholder approval) in the aggregate a number of Additional Shares equal to (A) the product of (x) 1,037,053 multiplied by (y) a fraction, the numerator of which is $4.05 and the denominator of which is the lowest price per share paid by investors in such Dilutive Financing (the “Effective Price”) less (B) 1,037,053 and all Additional Shares issued previously to the Holders pursuant to the Additional Issuance Rights. The CSIA includes a provision intended to limit our obligation to issue Additional Shares to the extent such Additional Shares would exceed the 20% limit on the number of shares that can be issued without shareholder approval pursuant to Section 713(a) of the NYSE MKT Company Guide.

Pursuant to Section 713(a) of the NYSE MKT Company Guide, shareholder approval is generally required prior to the issuance of common stock or common stock equivalents in connection with a transaction other than a public offering involving the sale, issuance, or potential issuance by the issuer of common stock or common stock equivalents equal to 20% or more of the outstanding shares of common stock as of immediately prior to the transaction for less than the greater of book or market value of the stock (the “NYSE 20% Cap”).

Any Additional Shares that we issue pursuant to the Additional Issuance Rights would be aggregated with the 853,465 shares of common stock issued to the Holders on April 8, 2016 pursuant to the CSIA for purposes of determining whether the total number of Additional Shares to be issued would equal or exceed the NSYE 20% Cap. Accordingly, absent shareholder approval, the maximum number of Additional Shares that we can issue pursuant to Section 713(a) of the NYSE MKT Company Guide without shareholder approval is 323,235 shares. We agreed to seek shareholder approval at our 2016 Annual Meeting of Shareholders (the “annual meeting”) of the issuance by us to the Holders of up to an aggregate of 1,037,053 shares of common stock as and to the extent required pursuant to the CSIA (the “Proposal”). If the shareholders do not approve the Proposal at the annual meeting, then in lieu of issuing any Additional Shares that would have been required to be issued to a Holder pursuant to the operation of the Additional Issuance Rights but for the limitations imposed by NYSE 20% Cap (the “Excess Shares”), we will, to the extent legally permitted, pay to such Holder a cash amount per Excess Share equal to the difference between the lowest price per share paid by investors in such Dilutive Financing and $4.05, less any cash payment per share previously made to such Holder pursuant to the CSIA (the “Cash Make-Whole”).

Shareholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue Additional Shares to the Holders pursuant to the Additional Issuance Rights. Shareholders will incur greater ownership interest dilution to the extent the Proposal is approved and we become required to issue some or all of the 1,037,053 Additional Shares. In addition, because the Additional Shares will be issued for no additional consideration, any such issuance would reduce our net tangible book value per share. However, to the extent Additional Shares are not issued when otherwise required by the CSIA due to the NYSE 20% Cap, any payments by us in satisfaction of the Cash Make-Whole would also reduce our net tangible book value per share of as well as our overall net tangible book value.

If the Cash Make-Whole would be triggered by a proposed Dilutive Financing, the potential payment obligations could make such Dilutive Financing less feasible and financially viable for us, particularly if the proceeds to be received by us in such financing would not significantly exceed the Cash Make-Whole payments, and thereby jeopardize our ability to raise capital in a Dilutive Financing that could otherwise provide us with needed cash resources. Even if we are able to complete a Dilutive Financing, any Cash Make-Whole payments would deplete our cash resources at a time when our cash resources are limited.

There can be no assurance of whether the Proposal will be approved at the annual meeting. Any issuance or potential issuance of Additional Shares and/or payment or potential payment of Cash Make-Whole payments could adversely affect our stock price, make it more difficult for us to raise capital, and have a material adverse effect on our business, results of operations and financial condition.

A significant number of shares of our common stock are subject to issuance upon exercise or conversion of outstanding warrants, options and convertible securities, which upon such exercise or conversion may result in dilution to our security holders.*

As of March 31, 2016, we had outstanding warrants to purchase 1,379,649 shares of our common stock at an average exercise price of $9.34 per share, and outstanding options to purchase 872,977 shares of our common stock at an average exercise price of $7.29 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to or less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval. *

As of March 31, 2016, our executive officers, directors, principal stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have three securities analysts and may never obtain additional research coverage by other securities and industry analysts. If no additional securities or industry analysts commence coverage of our company, the trading price for our stock could be negatively impacted. If we obtain additional securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.*

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

In Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission by Third Security on April 15, 2016, Third Security and its affiliates, including NRM and Intrexon Corporation, declared their intention to liquidate their holdings in our equity securities. The timing and actual liquidation of securities by such persons is subject to compliance with applicable law. Furthermore, such declaration is not binding upon Third Security and its affiliates and thus such liquidation may never occur.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 12, 2016	By	/s/ Michael Scott Salka
Name: Michael Scott Salka
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).

4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).

4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).

4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).

4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.14	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Registrant and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 8, 2016).

10.1	Asset Purchase Agreement, dated as of January 4, 2016, by and between the Registrant and Novolytics Limited (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K, filed on March 30, 2016).

10.2+	Offer Letter, dated as of January 18, 2016, by and between the Registrant and Steve R. Martin (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on January 19, 2016).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+ Indicates management contract or compensatory plan.

