Form 10-Q
period 2016-06-30
AmpliPhi Biosciences Corp
filed 2016-08-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1549568 (I.R.S. Employer Identification Number)

3579 Valley Centre Drive, Suite 100 San Diego, California	92130 (Zip Code)
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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 8, 2016 was 11,120,394.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,144,000	$9,370,000
Accounts receivable	18,000	125,000
Prepaid expenses and other current assets	576,000	521,000
Total current assets	7,738,000	10,016,000
Property and equipment, net	1,210,000	1,131,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	323,000	338,000
Goodwill	7,562,000	7,562,000
Total assets	$29,279,000	$31,493,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable, accrued expenses and other	$2,239,000	$1,464,000
Deferred revenue	43,000	245,000
Accrued severance	72,000	308,000
Dividends payable	970,000	368,000
Total current liabilities	3,324,000	2,385,000
Derivative liabilities	1,466,000	1,499,000
Deferred tax liability	3,005,000	3,005,000
Total liabilities	7,795,000	6,889,000

Series B redeemable convertible preferred stock
$0.01 par value, 9,357,935 shares authorized at June 30, 2016 and December 31, 2015, no shares and 7,527,853 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (liquidation preference of $0 and $13,383,000 at June 30, 2016 and December 31, 2015, respectively)	-	11,890,000

Stockholders’ equity
Common stock, $0.01 par value, 670,000,000 shares authorized at June 30, 2016 and December 31, 2015, 11,120,394 and 5,883,503 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	111,000	59,000
Additional paid-in capital	390,858,000	375,177,000
Accumulated deficit	(369,485,000)	(362,522,000)
Total stockholders’ equity	21,484,000	12,714,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$29,279,000	$31,493,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$103,000	$102,000	$209,000	$204,000
Operating expenses
Research and development	1,241,000	1,077,000	3,221,000	2,049,000
General and administrative	2,451,000	1,617,000	5,095,000	3,014,000
Total operating expenses	3,692,000	2,694,000	8,316,000	5,063,000
Loss from operations	(3,589,000)	(2,592,000)	(8,107,000)	(4,859,000)
Other income (expense)
Change in fair value of derivative liabilities	(35,000)	13,361,000	1,371,000	1,566,000
Other expense	(227,000)	-	(227,000)	(431,000)
Total other income (expense)	(262,000)	13,361,000	1,144,000	1,135,000
Net (loss) income	(3,851,000)	10,769,000	(6,963,000)	(3,724,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(2,366,000)	-	(2,366,000)	-
Accretion of Series B redeemable convertible preferred stock	(133,000)	(1,828,000)	(1,858,000)	(2,166,000)
Net (loss) income attributable to common stockholders	$(6,350,000)	$8,941,000	$(11,187,000)	$(5,890,000)
Per share information:
Net (loss) income per share of common stock - basic	$(0.73)	$1.27	$(1.53)	$(1.19)
Weighted average number of shares of common stock outstanding - basic	8,740,621	5,667,170	7,312,062	4,960,416
Net loss per share of common stock - diluted	$(0.78)	$(0.33)	$(1.60)	$(1.19)
Weighted average number of shares of common stock outstanding - diluted	8,768,059	7,545,487	7,325,781	4,960,416

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity
	Series B		Common Stock
					Additional		Total
					Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2014	8,671,040	$1,990,000	3,983,182	$40,000	$365,403,000	$(362,006,000)	$3,437,000
Net loss	-	-	-	-	-	(516,000)	(516,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	1,307,000	-	-	(1,307,000)	-	(1,307,000)
Accretion to redemption value of Series B redeemable convertible stock	-	8,971,000	-	-	(8,971,000)	-	(8,971,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(1,143,187)	(378,000)	228,637	2,000	1,504,000	-	1,506,000
Common stock issued in March 2015 financing, net of offering costs	-	-	1,575,758	16,000	8,250,000	-	8,266,000
Warrants exercised	-	-	56,645	1,000	1,072,000	-	1,073,000
Warrants reclassified from liabilities to equity due to amendment of warrants	-	-	-	-	5,462,000	-	5,462,000
Warrants reclassified from liabilities to equity due to increase in authorized shares	-	-	-	-	3,281,000	-	3,281,000
Exercise of common stock options and other	-	-	39,281	-	-	-	-
Stock-based compensation	-	-	-	-	479,000	-	479,000
Stock-based compensation - severance	-	-	-	-	4,000	-	4,000
Balances, December 31, 2015	7,527,853	11,890,000	5,883,503	59,000	375,177,000	(362,522,000)	12,714,000
Net loss	-	-	-	-	-	(6,963,000)	(6,963,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	365,000	-	-	(365,000)	-	(365,000)
Accretion to redemption value of Series B redeemable convertible stock	-	1,493,000	-	-	(1,493,000)	-	(1,493,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(7,527,853)	(13,748,000)	2,359,025	24,000	11,820,000	-	11,844,000
Warrants issued for Novolytics assets	-	-	-	-	204,000	-	204,000
Common stock issued in June 2016 financing, net of offering costs and warrants	-	-	2,127,660	21,000	2,613,000	-	2,634,000
Common stock issued pursuant to anti-dilution rights	-	-	750,206	7,000	1,538,000	-	1,545,000
Stock-based compensation	-	-	-	-	1,364,000	-	1,364,000
Balances, June 30, 2016 (Unaudited)	-	$-	11,120,394	$111,000	$390,858,000	$(369,485,000)	$21,484,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,963,000)	$(3,724,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(1,371,000)	(1,566,000)
Warrants and other allocable expenses	431,000	213,000
Amortization of patents	15,000	15,000
Depreciation	158,000	117,000
Stock-based compensation	1,364,000	105,000
Changes in operating assets and liabilities:
Accounts receivable	107,000	100,000
Accounts payable, accrued expenses, deferred revenue and other	573,000	181,000
Accrued severance	(236,000)	(234,000)
Prepaid expenses and other current assets	(55,000)	(174,000)
Net cash used in operating activities	(5,977,000)	(4,967,000)
Investing activities:
Purchases of property and equipment	(237,000)	(44,000)
Net cash used in investing activities	(237,000)	(44,000)
Financing activities:
Proceeds from warrant exercises	-	397,000

Costs of Series B redeemable convertible preferred stock conversion to common stock	(173,000)	-
Dividend payments	(63,000)	-
Proceeds from issuance of common stock, net	4,224,000	12,384,000
Net cash provided by financing activities	3,988,000	12,781,000
Net (decrease) increase in cash and cash equivalents	(2,226,000)	7,770,000
Cash and cash equivalents, beginning of period	9,370,000	6,581,000
Cash and cash equivalents, end of period	$7,144,000	$14,351,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$1,858,000	$2,166,000
Fair value of warrant liability upon issuance	1,816,000	4,210,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

June 30, 2016
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

2. Liquidity

The Company has prepared these consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $369.5 million as of June 30, 2016, $54.0 million of which has been accumulated since January of 2011, when the Company began its focus on bacteriophage development. As of June 30, 2016, the Company had cash and cash equivalents of $7.1 million. Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations into the fourth quarter of 2016. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company’s ability to raise additional funds will depend, in part, on the success of the Company’s preclinical studies and clinical trials and other product development activities, regulatory events, the Company’s ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect the value or prospects of the Company, as well as factors related to financial, economic, and market conditions, many of which are beyond the Company’s control. The Company cannot be certain that sufficient funds will be available to it when required or on acceptable terms, if at all. If adequate funds are not available on a timely basis or on acceptable terms, the Company may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of its development programs or other operations, dispose of technology or assets, pursue an acquisition of the Company by a third party at a price that may result in a loss on investment for its stockholders, enter into arrangements that may require the Company to relinquish rights to certain of its product candidates technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations and result in a loss of investment by its stockholders.

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC). Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial statements and in accordance with the instructions to Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of results for the full year or any future period.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: the determination of the fair value of stock-based awards, the fair value of liability-classified derivatives, the fair value of liability-classified warrants, the valuation of long-lived assets, including in-process research and development (IPR&D), patents and goodwill, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017. The Company has not yet evaluated the potential impact of adopting the guidance on its consolidated financial statements.

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

Items measured at fair value on a recurring basis include common stock warrants, embedded derivatives related to the Company’s redeemable convertible preferred stock, and a dilutive financing derivative liability established on April 8, 2016 (see Note 6). During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$1,310,000	$1,310,000
Dilutive financing derivative liability	-	-	156,000	156,000
Total liabilities	$-	$-	$1,466,000	$1,466,000

December 31, 2015
Liabilities
Series B preferred stock derivative liability	$-	$-	$1,493,000	$1,493,000
Warrant liability	-	-	6,000	6,000
Total liabilities	$-	$-	$1,499,000	$1,499,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the three and six months ended June 30, 2016 or the year ended December 31, 2015.

The following table sets forth a summary of changes in the fair value of the Company's derivative and warrant liabilities, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

			Series B Preferred	Dilutive Financing
	Warrant	June 2016 Offering	Stock Derivative	Derivative
	Liability	Warrant Liability	Liability	Liability
Balance, December 31, 2015	$6,000	$-	$1,493,000	$-
Creation of dilutive financing derivative	-	1,816,000	-	1,067,000
Changes in estimated fair value	(6,000)	(506,000)	(1,493,000)	634,000
Payout from liability	-	-	-	(1,545,000)
Balance, June 30, 2016	$-	$1,310,000	$-	$156,000

The fair value of warrant liability related to warrants issued in 2011 on each re-measurement date classified as liabilities is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	Series	Series
	2011	2011
Volatility	118%	112%
Expected term (years)	0.48	0.98
Risk-free interest rate	0.35%	0.64%
Dividend yield	0.00%	0.00%
Exercise price	$23.00	$23.00
Common stock closing price	$1.55	$3.98

The fair value of the June 2016 offering warrants derivative liability on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at the June 3, 2016 issuance date and June 30, 2016:

	June 30, 2016	June 3, 2016
Volatility	122%	123%
Expected term (years)	4.93	5.00
Risk-free interest rate	1.01%	1.23%
Dividend yield	0.00%	0.00%
Exercise price	$2.25	$2.25
Common stock closing price	$1.55	$2.06

The fair value of the Series B preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the expected term of the Series B redeemable convertible preferred stock, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B redeemable convertible preferred conversion liability is considered a Level 3 measurement. On April 8, 2016, all outstanding Series B preferred stock was converted into common stock, and the remaining Series B preferred stock derivative liability balance of $91,000 was reversed and recorded as a gain in derivative liability on the Company’s statements of operations for the three and six months ended June 30, 2016. The following assumptions were used at December 31, 2015:

December 31, 2015
Volatility	108 to 117%
Expected term (years), weighted average	0.50 to 2.50
Risk-free interest rate	0.49 to 1.19%
Dividend yield	0.00%
Exercise price	$7.00
Common stock closing price	$3.98

The fair value of the dilutive financing derivative liability on each measurement date is estimated using the Monte Carlo valuation model (see Note 6). For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, expected future financings, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of future potential dilutive financings is considered a Level 3 measurement. The following assumptions were used during the second quarter ended June 30, 2016 to value the derivative liability:

Volatility	108 to 118%
Expected term (years), weighted average	2.00 to 2.23
Risk-free interest rate	0.58 to 0.79%
Dividend yield	0.00%
Stock price dilutive limit	$2.35 to 4.05
Common stock closing price	$1.55 to 3.68

The dilutive financing derivative liability was recorded on the accompanying consolidated balance sheet at its initial value on April 8, 2016. On June 3, 2016, the derivative was revalued as a result of the closing of a common stock and warrant financing on such date (see Note 8).

As of June 30, 2016, all of the Company’s derivative liabilities were marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities on the Company’s Statements of Operations.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net (loss) income	$(3,851,000)	$10,769,000	$(6,963,000)	$(3,724,000)

Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(2,366,000)	-	(2,366,000)	-
Accretion of Series B redeemable convertible preferred stock	(133,000)	(1,828,000)	(1,858,000)	(2,166,000)
Net (loss) income attributable to common stockholders	$(6,350,000)	$8,941,000	$(11,187,000)	$(5,890,000)
Weighted average common shares outstanding - basic	8,740,621	5,667,170	7,312,062	4,960,416
Net (loss) income per share of common stock - basic	$(0.73)	$1.27	$(1.53)	$(1.19)
Weighted average common shares outstanding - diluted	8,768,059	7,545,487	7,325,781	4,960,416
Net loss per share of common stock - diluted	$(0.78)	$(0.33)	$(1.60)	$(1.19)

The numerator for the diluted loss per share for the three and six months ended June 30, 2016, has been increased by $506,000 due to a gain associated with the Company’s June 2016 offering warrant liability.

The numerator for the basic loss per share for the three months ended June 30, 2015, has been decreased by $1,716,000 due to amounts related to preferred stockholders’ participation in the Company’s undistributed earnings. The numerator for the diluted loss per share for the three months ended June 30, 2015 has been decreased by $1,716,000 noted above and also decreased by $9,707,000 due to gains associated with certain warrants and preferred stock derivatives.

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding for the six months ended June 30, 2016 and 2015, as they would have been anti-dilutive:

	June 30,
	2016	2015
Options	739,021	360,635
Warrants	1,379,648	1,209,650
Series B redeemable convertible preferred stock	-	1,658,071
Total	2,118,669	3,228,356

6. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 9,357,935 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 and par value of $0.01 per share. As of April 7, 2016, each Series B share was convertible into 0.20 shares of common stock and was entitled to the number of votes equal to the number of shares of common stock into which such Series B share could be converted. The Series B shares were convertible into common stock by the holder of the shares at any time. The Series B shares were subject to automatic conversion into common stock upon the election of the holders of at least two-thirds of the outstanding Series B shares. In addition, pursuant to the Company’s Articles of Incorporation, the Series B shares were automatically convertible into common stock upon the occurrence of an underwritten initial public offering by the Company that satisfied certain conditions. Holders of the Series B shares were entitled to receive cumulative, cash dividends at the rate of 10% of the Series B stated value. Such dividends accrued from day-to-day commencing on the original issue date, whether or not earned or declared by the Board of Directors, and were compounded annually. The Series B shares were redeemable by the Company at any time on or after June 26, 2018, upon the election of the holders of at least two-thirds of the outstanding Series B shares for an amount equal to the original issue price per share plus any accrued and unpaid dividends. Holders of the Series B shares were entitled to a liquidation preference in an amount equal to the Series B stated value of $1.40 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event of a merger or acquisition of the Company. In connection with the private placement of Series B shares, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative included a redemption feature, multiple dividend features, as well as multiple conversion features with specified anti-dilution adjustments for certain financing transactions involving the issuance of securities at a price below a minimum issuance price of $7.00 per share.

As of April 7, 2016, the Company had accreted $1,868,000 from additional paid-in capital to Series B redeemable convertible preferred stock to adjust the redemption value of the Series B to actual at that date.

On April 8, 2016, certain holders (the “Holders”) of over two-thirds of the Company’s then-outstanding shares of the Series B stock elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with Section 4.4.4(b)(ii) of the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 1,505,560 shares of common stock.

On April 8, 2016, the Company entered into a Common Stock Issuance Agreement (the “CSIA”) with the Holders pursuant to which the Company agreed to issue the Holders an aggregate of 853,465 shares of the Company’s common stock. Pursuant to the CSIA, the Company and the Holders also agreed to amend the common stock warrants previously issued to the Holders in June 2013 in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B. The Holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by the Company.

The transaction was accounted for based on the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016.

The terms of the CSIA provide that if, after the date of the CSIA, the Company conducts one or more bona fide equity financings in which it sells shares of common stock or preferred stock at a price less than $4.05 per share (each, a “dilutive financing”), the Company will be required to issue to the Holders additional shares of common stock based on a specified formula until the obligation expires. The obligation to issue additional shares in the event of any such dilutive financing (i) only applies to the lowest priced financing conducted after the date of the CSIA, (ii) is subject to limitations under applicable NYSE MKT rules relating to the issuance of additional shares in a private placement at a price less than the greater of book or market value and (iii) will expire at such time the Company has raised $10.0 million in gross proceeds from the sale of common stock and/or preferred stock in a bona fide financing or financings or June 30, 2018, whichever occurs first.

On June 3, 2016, the Company completed a registered public offering of shares of common stock and warrants at a combined per share purchase price of $2.35, resulting in aggregate gross proceeds of $5.0 million (see Note 8). The offering qualified as a dilutive financing under the terms of the CSIA. As a result of the offering, the threshold per share sale price to trigger the Company’s obligation to issue additional shares in connection with a future dilutive financing effectively decreased from $4.05 to $2.35.

On June 20, 2016, the Company obtained stockholder approval for the issuance of up to 1,037,053 shares of common stock to the Holders to the extent required by the terms of the CSIA in connection with one or more dilutive financings completed subsequent to the agreement date.

The CSIA requires the delivery of shares in the event of a future dilutive financing. The Company determined this was a conditional forward contract and recorded a derivative liability as of April 8, 2016 in the amount of $1.1 million for potential future dilutive financings. On June 3, 2016, the future financing derivative liability was adjusted by the fair value of the dilutive shares issuable of $1.5 million as a result of the June offering. The derivative liability was re-valued on June 3, 2016 as a result of the June 2016 offering, and marked-to-market as of June 30, 2016, resulting in a combined charge of $0.6 million to change in fair value of derivative liabilities for the three and six months ended June 30, 2016.

The June 30, 2016 balance sheet reflects dividends payable of $970,000 to former holders of preferred stock, which are classified as current liabilities.

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

On April 8, 2016, the Company modified 315,244 warrants held by the Holders, in accordance with the terms of the CSIA dated April 8, 2016 (see Note 6).

On June 3, 2016, the Company issued warrants exercisable for an aggregate of 1,063,830 shares of common stock at an exercise price of $2.25 per share in connection with the closing of a common stock and warrant financing (see Note 8).

The following table provides a summary of warrants outstanding, issued or exercised for the six months ended June 30, 2016. Also included is the average exercise price per share and the aggregate proceeds to the Company if exercised as of June 30, 2016.

	Warrants Outstanding by Exercise Price Range
	$2.25		$4.05 - $8.25		$10.75 - $23.00		Totals
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Balance, December 31, 2015	-	$-	694,062	$5.82	515,587	$11.39	1,209,649	$8.19
Issuances	1,063,830	2.25	-	-	170,000	12.00	1,233,830	3.59
Exercises	-	-	-	-	-	-	-	-
Balance, June 30, 2016	1,063,830	$2.25	694,062	$5.82	685,587	$11.54	2,443,479	$5.87
Aggregate proceeds if exercised	$2,393,618		$4,036,474		$7,914,572		$14,344,664

8. Stockholders’ Equity

On May 31, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers providing for the sale and issuance in a registered public offering of an aggregate of 2,127,660 shares of the Company’s common stock and warrants to purchase 1,063,830 shares of the Company’s common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of a share of common stock at a combined purchase price of $2.35 per unit, for aggregate gross proceeds to the Company of $5.0 million. The offering closed on June 3, 2016. The warrants have an exercise price of $2.25 per share, were exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $4.2 million after deducting placement agent fees and other offering expenses payable by the Company.

Pursuant to a Placement Agent Agreement dated May 31, 2016, by and between the Company and Roth Capital Partners, LLC (“Roth”) and Griffin Securities, Inc. (“Griffin”), Roth and Griffin acted as co-placement agents for the offering. The Company agreed to pay an aggregate cash fee for placement agent services equal to 7% of the gross proceeds of the offering (the “Placement Agent Fee”), as well as a non-refundable legal reimbursement fee of $75,000.

The Company evaluated the warrants issued in the offering and determined the warrant instruments do not qualify for the scope exception in ASC 815, due to certain net cash settlement provisions in the warrant agreement. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $1.8 million (based on a Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 123%, and a risk-free interest rate of 1.23%). The remaining balance of $3.2 million, after deducting for the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.8 million, including placement agent fees and legal expenses. Of this amount, $0.2 million was allocable to the warrants and recorded as other expense on the Company’s Statements of Operations based on the relative fair value of the warrant to the common stock.

The derivative liability for the warrants was marked-to-market at June 30, 2016, with the decrease in fair value of $0.5 million recorded as a component of change in fair value of derivative liability on the Company’s Statements of Operations (see Note 4).

On March 16, 2015, the Company issued and sold 1,575,758 shares of common stock in a private placement at a price of $8.25 per share, for aggregate proceeds of $13.0 million. In conjunction with this private placement, the Company issued warrants to purchase an aggregate of 393,939 shares of common stock at an exercise price of $10.75 per share to the purchasers of the common stock. The Company paid $833,000 in fees to its placement agents, along with the issuance of warrants to purchase an aggregate of 94,545 shares of common stock at an exercise price of $10.75 per share. The Company valued these warrants as liability instruments and recorded a liability of $4,210,000 as of March 16, 2015. In the first quarter of 2015, the Company recorded $213,000 of other expenses representing the portion of the initial warrant value of the placement agent warrants related to the initial fair value of the warrants issued to the purchasers of the common stock. The remainder of the initial fair value of the warrants of $3,996,000 was treated as a reduction of additional paid-in-capital. In addition, $218,000 of the fees paid to a placement agent were expensed as other expenses in the six months ended June 30, 2015 as they also represented issuance costs related to the initial fair value of the warrants issued to the purchasers of the common stock.

9. Stock-Based Compensation

Share-based Compensation

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the 2016 Plan). The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the Stock Incentive Plan. With the approval of the 2016 Plan, 1,000,000 new shares were added and the remaining unallocated shares from the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan.

The Company accounts for stock options and restricted stock units related to its stock incentive plans under the provisions of ASC 718, which requires the recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718, including expected dividend, expected life, expected volatility and forfeiture rate of each award, as well as the prevailing risk-free interest rate and the fair value of the underlying common stock on the date of grant. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method of amortization. The assumptions used in the Black-Scholes option valuation model for the three months ended June 30, 2016 are set forth below.

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

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows for the six months ended June 30, 2016:

June 30,
2016
Risk-free interest rate	1.46 to 1.63%
Expected volatility	113 to 115%
Expected term (in years)	6.0
Expected dividend yield	0.0%

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$26,000	$30,000	$52,000	$59,000
General and administrative	522,000	22,000	1,312,000	46,000
Total stock-based compensation	$548,000	$52,000	$1,364,000	$105,000

The following table summarizes stock option activity for the six months ended June 30, 2016:

		Options Outstanding
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available		Exercise	Term	Intrinsic
	For Grant	Shares	Price	(Years)	Value
Balance, December 31, 2015	723,431	669,769	$8.68	9.29	$-
Granted	(224,208)	224,208	2.85	-	-
Exercised	-	-	-	-	-
Forfeited	150,956	(150,856)	9.03	-	-
Expired	-	(4,100)	14.39	-	-
Shares authorized	1,000,000	-	-	-	-
Balance, June 30, 2016	1,650,179	739,021	$6.81	8.99	$-
Vested or expected to vest at June 30, 2016		612,640	$7.18	8.91	$-
Exercisable at June 30, 2016		154,312	$8.93	7.91	$-

The intrinsic value of options exercisable as of June 30, 2016 was $0.0, based on the Company’s closing stock price of $1.55 per share and the exercise price of the options.

During the six months ended June 30, 2016, the Company issued 224,208 common stock options to its employees and an executive with an average exercise price of $2.85 per share. Included in this amount were 99,919 stock options, with an exercise price of $2.85, to its Chief Financial Officer, pursuant to his employment agreement dated January 18, 2016. There were no grants of stock options to employees or directors during the three and six months ended June 30, 2015.

As of June 30, 2016, there was $2.2 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.75 years.

Shares Reserved For Future Issuance

As of June 30, 2016, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	739,021
Available for future grants under the 2016 Plan	1,650,179
Warrants	2,443,479
Total shares reserved	4,832,679

Employee Stock Purchase Plan (ESPP)

On June 20, 2016, the Company’s stockholders approved the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees on a voluntary basis to purchase shares of the Company’s common stock. The shares are sold to participants at a price equal to the lesser of 85% of the fair market value of the Company’s common stock at the (i) beginning of the six month offering period, or (ii) end of the six month purchase period. The ESPP provides for four six month purchase periods during each 24 month term. The initial shares provided for under the plan are 120,000, and automatically increase annually as allowed for under the ESPP, beginning January 1, 2017 and through January 1, 2026.

As of the six months ended June 30, 2016, no shares have been issued under the ESPP.

10. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement is focused on developing and commercializing bacteriophage therapeutics to treat S. aureus infections. During the three and six months ended June 30, 2016 and 2015, the Company recorded no payments to Walter Reed Army Institute of Research under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation (the “ECC Agreement”). This agreement allowed the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. Pursuant to the agreement, the Company was required to pay Intrexon, in cash or stock, milestone fees of $2,500,000 for the initiation and commencement of the first Phase 2 trial and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company was required to pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through June 30, 2016. During the three and six months ended June 30, 2016, the Company recorded $22,000 and $76,000, respectively, in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $60,000 and $117,000, respectively. During the three and six months ended June 30, 2015, the Company recorded $22,000 and $44,000, respectively, in expenses under the Exclusive Channel Collaboration Agreement, with cash payments for the three and six months ended June 30, 2015 and totaling $31,000 and $35,000, respectively. On April 13, 2016, the Company provided written notice to Intrexon of its election to voluntarily terminate the ECC Agreement. The effective date of the termination was July 12, 2016. As of June 30, 2016, the Company had a liability of $15,000 recorded for amounts due to Intrexon. The Company did not incur any early termination penalties as a result of the termination of the ECC Agreement.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In November 2015, the Company renewed this collaboration, effective as of November 12, 2015. This agreement expires November 12, 2018. During the three and six months ended June 30, 2016, the Company recorded $43,000 and $86,000, respectively, in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments totaling $94,000 and $140,000, respectively. During the three and six months ended June 30, 2015, the Company recorded $53,000 and $88,000, respectively, in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments in the amount of $115,000 and $165,000, respectively. During the three and six months ended June 30, 2016, the Company recognized no expense and made no payments to the University of Glasgow under the Leicester Development Agreements. During the three and six months ended June 30, 2015, the Company recorded $0 and $13,000, respectively in expenses to the University of Glasgow under the Leicester Development Agreements, with cash payments totaling $0 and $61,000, respectively.

In September 2015, the Company entered into a non-exclusive patent license agreement with Takara Bio Inc. (the Takara Agreement). Under this agreement Takara licensed certain patents from the Company related to AAV1 Vector gene delivery systems, for which the Company is an exclusive licensor with the University of Pennsylvania. The Company received a $40,000 non-refundable, up-front licensing payment and is entitled to receive royalties from Takara of 12.0% of net license product sales and 6.0% of service revenues associated with the licensed products. The agreement calls for minimum annual royalties of $15,000 commencing on February 28, 2016. In addition, the Takara Agreement provides milestone fees to the Company of $30,000 of the first $1,000,000 of licensed product revenues by Takara and an additional $40,000 when cumulative net sales of the licensed product by Takara exceed $2,000,000. During the three and six months ended June 30, 2016 the Company recognized revenue of $4,000 and $8,000, respectively, under the Takara Agreement.

11. Severance Charge

In September of 2014 and 2015 two executives separated from the Company. The Company recorded severance expenses in the respective periods and accrued severance related to the cash portion due over time.

The severance accrual as of December 31, 2015 and June 30, 2016 is as follows:

Accrued severance, December 31, 2015	$308,000
Cash payments in 2016	(236,000)
Accrued severance, June 30, 2016	$72,000

12. Legal Proceedings

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), filed a complaint against the Company and the current members of the Company’s Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. NRM, together with its affiliates, is one of the principal stockholders of the Company. The amended complaint (the “complaint”) alleges that the Company breached the implied covenant of good faith and fair dealing by entering into a scheme to force NRM to convert its Series B Shares into shares of common stock. The complaint further alleges that the members of the Board who are named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of the Company’s stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. The Company plans to vigorously defend against the claims advanced.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations into the fourth quarter of 2016, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through June 30, 2016, we have received approximately $46.1 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of June 30, 2016, we had an accumulated deficit of $369.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

On June 2016, we completed a registered public offering of an aggregate of 2,127,660 shares of our common stock and warrants to purchase 1,063,830 shares of our common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of a share of common stock at a combined purchase price of $2.35, resulting in aggregate net proceeds to us of approximately $4.2 million after deducting placement agent fees and other offering expenses payable by us.

In connection with the foregoing offering, in June 2016 we also issued an aggregate of 750,206 shares of our common stock, for no additional consideration, to certain former holders of our Series B redeemable convertible preferred stock pursuant to the terms of our Common Stock Issuance Agreement dated April 8, 2016 with such holders.

In August 2016, we completed patient enrollment in our Phase 1 clinical trial to evaluate the safety of AB-SA01, a bacteriophage targeting S. aureus infections, administered topically to the intact skin of healthy adults. The trial is being conducted under our collaborative research and development agreement with the U.S. Army at the Walter Reed Army Institute of Research Clinical Trials Center in Silver Spring, Maryland. The double-blind, ascending dose study is designed to evaluate the safety of AB-SA01 administered topically to the skin of twelve healthy adult volunteers between the ages of 18 and 60 years in each of two dose cohorts. Participants in the low- and high-dose cohorts will receive either 3 x 108 or 3 x 109 PFU/mL of AB-SA01, respectively, administered topically to the forearm with an occlusive bandage. Placebo will be administered to the opposite forearm, allowing each participant to serve as his or her own control. Participants will receive AB-SA01 and placebo daily for three consecutive days and will be followed for 10-14 days after the final treatment.

Results of Operations

Comparison of three and six months ended June 30, 2016 and 2015

Revenue

For each of the quarters and each of the six months ended June 30, 2016 and 2015 we recognized $0.1 million and $0.2 million, respectively, in revenue related to our former gene therapy program.

Research and Development Expenses

Research and development expenses for the quarter ended June 30, 2016 totaled $1.2 million compared to $1.1 million for the same period of 2015. The increase of $0.1 million was primarily related to increased personnel costs as other costs remained consistent between the periods.

Research and development expenses for the six months ended June 30, 2016 totaled $3.2 million compared to $2.0 million incurred in the same period of 2015. This increase of $1.2 million was primarily related to higher compensation costs of $0.4 million, $0.1 million of professional recruiting fees, and $0.4 million for the expense recorded related to the assets acquired from Novolytics.

We anticipate that research and development spending to remain relatively flat in the second half of 2016 as compared to the first half of 2016, but may increase in future periods as we initiate non-clinical research studies, hire additional research and development staff, advance our clinical trials, and continue our discovery efforts.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2016 were $2.5 million compared to $1.6 million for the same period of 2015. The $0.9 million increase was primarily attributable to $0.6 million of increases in compensation including $0.5 million of non-cash stock-based compensation related to two new executives.

General and administrative expenses for the six months ended June 30, 2016 were $5.1 million compared to $3.0 million for the same period of 2015. The $2.1 million increase was primarily attributable to $1.6 million of compensation, including $1.2 million of non-cash stock-based compensation related to two new executives, $0.1 million for professional recruitment fees and $0.1 million in increased director compensation.

We expect our general and administrative expenses to remain relatively flat in the second half of 2016 as compared to the first half of 2016.

Other Income (Expense)

We recorded a net loss of $35,000 for the three months ended June 30, 2016 related to the change to the fair value of our derivative liabilities. The net loss was the result of a gain of $508,000 related primarily to the change in fair value of our derivative liability for warrants issued in June 2016, a gain of $91,000 related to the change in fair value of our Series B preferred stock derivative liability, and a loss of $634,000 related to the change in fair value of our dilutive financing derivative liability.

We recorded a net gain of $1.4 million for the six months ended June 30, 2016 related to the change to the fair value of our derivative liabilities. The net gain was the result of a gain of $0.5 million related primarily to the change in fair value of our derivative liability for warrants issued in June 2016, a gain of $1.5 million related to the change in fair value of our Series B preferred stock derivative liability, and a loss of $0.6 million related to the change in fair value of our dilutive financing derivative liability established during the quarter ended June 30, 2016.

We recorded a net gain of $13.4 million for the three months ended June 30, 2015 related to the change to the fair value of our derivative liabilities. The net gain was the result of a gain of $4.6 million related to the change in fair value of our derivative liability for warrants issued in 2011, and a gain of $8.8 million related to the change in fair value of our Series B preferred stock derivative liability.

We recorded a net gain of $1.6 million for the six months ended June 30, 2015 related to the change to the fair value of our derivative liabilities. The net gain was the primarily the result of a gain of $1.7 million related to the change in fair value of our Series B preferred stock derivative liability.

We will continue to adjust the liability related to our outstanding warrant derivative liabilities to fair value until the earlier of exercise or expiration of the warrants or until terms of the warrants no longer require them to be accounted for as liability instruments. We will continue to adjust the liability related to our dilutive financing derivative until the obligation to issue additional shares in the event of a future dilutive financing is met or expires.

We recorded expenses of $0.2 million for the six months ended June 30, 2016 consisting of placement agent fees and other offering costs from our June 2016 registered public offering of common stock and warrants. We recorded expenses of $0.4 million for the six months ended June 30, 2015 consisting of placement agent costs from our March 2015 private placement of common stock, which related to placement agent fees and the initial fair value of warrants issued to the placement agents.

Liquidity and Capital Resources

We have incurred net losses since inception through June 30, 2016 of $369.5 million, of which $315.5 million was incurred as a result of our prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $7.1 million and $9.4 million at June 30, 2016 and December 31, 2015, respectively.

Net cash used in operating activities for the six months ended June 30, 2016 was $6.0 million, as compared to $5.0 million for the six months ended June 30, 2015. Net loss recorded during the six months ended June 30, 2016 was $7.0 million, inclusive of a $1.4 million non-cash gain on derivative liabilities. Net loss recorded during the six months ended June 30, 2015 was $3.7 million, inclusive of a $1.6 million non-cash gain on derivative liability. The net increase in cash used in operating activities of $1.0 million, in addition to the effect of the non-cash derivative liability effects noted above, are primarily related to an increase in research and development efforts, compensation costs, as well as an increase in professional services.

Net cash used in investing activities was $0.2 million and $0.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively, and was primarily attributable to purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2016 was comprised of net proceeds of $4.2 million from the June 2016 offering of common stock and warrants to purchase common stock, after deducting placement agent fees and other expenses related to the issuance of approximately $0.8 million. Cash provided by financing activities for the six months ended June 30, 2015 was comprised of gross proceeds of $13.0 million from the March 2015 private placement of common stock and warrants to purchase common stock, less commissions and other expenses related to the issuance of approximately $0.6 million.

We will need to raise additional capital to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

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

We believe our existing resources are sufficient to fund our planned operations into the fourth quarter of 2016. This estimate is based on our current product development calendar, projected staffing expenses, working capital requirements, and capital expenditure plans.

Our ability to raise additional funds will depend in part on the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as, factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 3 of the Condensed Consolidated Notes to the Consolidated Financial Statements contained elsewhere in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report as a result of the material weakness identified in our internal control over financial reporting as of December 31, 2015, as described further below.

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

Remediation of Material Weakness

As of December 31, 2015, our management identified a material weakness in our internal controls over financial reporting and concluded that, as of such date, we did not maintain adequate and effective internal control in the area of complex and non-routine transactions and in the application of Accounting Standards Codification No. 260, “Earnings Per Share,” and consequently our internal control over financial reporting was not effective at a reasonable assurance level. Based on that conclusion, we continue to review, document and test our internal control over financial reporting. We also continue to take steps to remediate certain identified deficiencies in our internal control over financial reporting as of December 31, 2015 in the area of complex and non-routine transactions. Steps taken during the last fiscal quarter that resulted in improvements to our internal control over financial reporting included the following:

•	the addition of and training of qualified personnel to identify and evaluate complex and non-routine transactions;
•	the development of specific procedures for the evaluation, documentation and review of complex and non-routine transactions; and
•	continued implementation of standardized financial control and reporting processes.

The remediation actions will be monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), filed a complaint against us and the current members of our Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. NRM, together with its affiliates, is one of our principal stockholders. The amended complaint (the “complaint”) alleges that we breached the implied covenant of good faith and fair dealing by entering into a scheme to force NRM to convert its shares of Series B redeemable convertible preferred stock into shares of our common stock. The complaint further alleges that the members of the Board who are named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

Claim estimates that are probable and can be reasonably estimated are reflected as liabilities. Because of the uncertainties related to our pending litigation, investigations, inquiries or claims, management is currently unable to predict the ultimate outcome of any litigation, investigation, inquiry or claim, determine whether a liability has been incurred, or make an estimate regarding the possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible that some of the matters, which are pending or may be asserted, could be decided unfavorably to us. Although we maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations, our insurance may not adequately cover, any liabilities that we incur. An adverse ruling or outcome in any lawsuit involving us could materially affect our business, liquidity, consolidated financial position or results of operations. In view of the unpredictable nature of such matters, we cannot provide any assurances regarding the outcome of any litigation, investigation, inquiry or claim to which we are a party or the impact on us of an adverse ruling of such matters.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. Prior to our merger with Biocontrol in January 2011, our accumulated deficit was $315.5 million. Since January 2011 through June 30, 2016, we have incurred an accumulated deficit of $54.0 million, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three and six months ended June 30, 2016 we had an operating loss of $3.6 million and $8.1 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

To attain ongoing profitability, we will need to develop products successfully and market and sell them effectively, or rely on other parties to do so. We cannot predict when we will achieve ongoing profitability, if at all. We have never generated revenue from the commercial sales of our product candidates, and there is no guarantee that we will be able to do so in the future. If we fail to become profitable, or if we are unable to fund our continuing losses, our business, financial condition and results of operations may be materially adversely impacted and our stock price could decline.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need to raise additional capital to continue operations.*

Our consolidated financial statements for the quarter ended June 30, 2016 were prepared under the assumption that we would continue our operations as a going concern. However, we have had recurring losses from operations, negative operating cash flow and an accumulated deficit.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business. We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. As of June 30, 2016, we had cash and cash equivalents of $7.1 million. We believe that our existing resources will be sufficient to fund our planned operations into the fourth quarter of 2016.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms, if at all. Raising additional capital through the sale of securities could cause significant dilution to our stockholders. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders.

A complaint has been filed against us and the members of our Board of Directors by one of our principal stockholders.*

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

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), which was not a party to the CSIA, filed a complaint against us and each of the current members of our Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. Prior to the Conversion, NRM held approximately 28.5% of our outstanding shares of Series B Preferred. The complaint alleges that we breached the implied covenant of good faith and fair dealing by entering into a scheme to force NRM to convert its Series B Preferred into common stock. The complaint further alleges that the current members of our Board of Directors breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

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

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations.*

Our financial statements as of June 30, 2016 were prepared under the assumption that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2016, we had cash and cash equivalents of $7.1 million. Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, collaborative or licensing arrangements and/or debt financing.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are organized in the United States, and we currently have subsidiaries in the United Kingdom, Australia and Slovenia. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

We are taking steps to remediate the material weakness in our internal control over financial reporting, including the addition of and training of qualified personnel to identify and evaluate complex and non-routine transactions and the development of specific procedures, processes and internal controls related to complex and non-routine transactions. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate our material weakness. If we are unable to successfully remediate our material weakness, implement and maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of August 8, 2016, we had 32 employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

We must manage a geographically dispersed organization.*

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

The Generating Antibiotics Incentives Now Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates.

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

We may be required to issue a significant number of additional shares of common stock for no additional consideration to certain of our stockholders.*

We may be required to issue a significant number of additional shares of common stock for no additional consideration to the Holders. Pursuant to the CSIA, we agreed that if in the future we conduct one or more bona fide equity financings in which we sell shares of our common stock or preferred stock at a price of less than $4.05 per share, we will issue to the Holders, for no additional consideration, a number of additional shares of common stock (“Additional Shares”) based on a specified formula (such rights of the Holders to receive Additional Shares, the “Additional Issuance Rights”). Specifically, in the event we conduct such a financing, the Holders will be entitled to receive (absent consideration of any applicable restrictions on the number of shares that can be issued in a non-public offering under NYSE MKT rules and interpretations without stockholder approval) in the aggregate a number of Additional Shares equal to (A) the product of (x) 1,037,053 multiplied by (y) a fraction, the numerator of which is $4.05 and the denominator of which is the lowest price per share paid by investors in such Dilutive Financing (the “Effective Price”) less (B) 1,037,053 and all Additional Shares issued previously to the Holders pursuant to the Additional Issuance Rights. The CSIA includes a provision intended to limit our obligation to issue Additional Shares to the extent such Additional Shares would exceed the 20% limit on the number of shares that can be issued without stockholder approval pursuant to Section 713(a) of the NYSE MKT Company Guide.

Pursuant to Section 713(a) of the NYSE MKT Company Guide, stockholder approval is generally required prior to the issuance of common stock or common stock equivalents in connection with a transaction other than a public offering involving the sale, issuance, or potential issuance by the issuer of common stock or common stock equivalents equal to 20% or more of the outstanding shares of common stock as of immediately prior to the transaction for less than the greater of book or market value of the stock. At our 2016 annual meeting of shareholders on June 20, 2016, our stockholders approved the issuance by us of up to 1,037,053 Additional Shares, for purposes of Section 713(a) of the NYSE MKT Company Guide, to the extent required to satisfy the Additional Issuance Rights. On June 3, 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a combined price per share and associated warrant of $2.35. As a result of this offering, we issued to the Holders an aggregate of 750,206 Additional Shares. Under Section 713(a) of the NYSE MKT Company Guide, we are permitted to issue without further shareholder approval up to 286,846 Additional Shares to the Holders if and to the extent required by the terms of the CSIA, and we may become required to issue this full amount to the Holders, or a greater amount, if in the future we sell shares of our common stock in a bona fide equity financing at a price of less than $2.35 per share.

Stockholders will incur dilution of their percentage ownership interest in our common stock to the extent we issue Additional Shares to the Holders pursuant to the Additional Issuance Rights. In addition, because the Additional Shares will be issued for no additional consideration, any such issuance would reduce our net tangible book value per share.

Any issuance or potential issuance of Additional Shares could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and have a material adverse effect on our business, results of operations and financial condition.

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and which upon such exercise may result in dilution to our security holders.*

As of June 30, 2016, we had outstanding warrants to purchase an aggregate of 2,443,479 shares of our common stock at a weighted average exercise price of $5.87 per share, and outstanding options to purchase 739,021 shares of our common stock at a weighted average exercise price of $6.81 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to or less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our principal stockholders and management beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval. *

As of June 30, 2016, our executive officers, directors, principal stockholders and their affiliates beneficially owned a significant portion of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules of the NYSE MKT. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

In Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission by Third Security, LLC (“Third Security”) on April 15, 2016, Third Security and its affiliates, including NRM and Intrexon Corporation, declared their intention to liquidate their holdings in our equity securities. The timing and actual liquidation of securities by such persons is subject to compliance with applicable law. Furthermore, such declaration is not binding upon Third Security and its affiliates and thus such liquidation may never occur.

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

Pursuant to our 2016 Equity Incentive Plan, or the 2016 plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 plan will automatically increase on January 1st of each year by up to 5% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 300,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: August 15, 2016	By	/s/ Michael Scott Salka
Name: Michael Scott Salka
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).

4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).

4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).

4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).

4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.14	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Registrant and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 8, 2016).

4.15	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).

10.1	Placement Agency Agreement, dated as of May 31, 2016, by and among the Registrant, Roth Capital Partners, LLC and Griffin Securities, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on June 1, 2016).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on June 1, 2016).

10.3+	AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed on June 22, 2016).

10.4+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8, filed on June 22, 2016).

10.5+	AmpliPhi Biosciences Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8, filed on June 22, 2016).

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+ Indicates management contract or compensatory plan.

