Form 10-Q
period 2016-09-30
AmpliPhi Biosciences Corp
filed 2016-11-10
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at November 10, 2016 was 11,120,394.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,967,000	$9,370,000
Accounts receivable	24,000	125,000
Prepaid expenses and other current assets	570,000	521,000
Total current assets	4,561,000	10,016,000
Property and equipment, net	1,152,000	1,131,000
In process research and development	12,446,000	12,446,000
Acquired patents, net	315,000	338,000
Goodwill	7,562,000	7,562,000
Total assets	$26,036,000	$31,493,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable, accrued expenses and other	$2,173,000	$1,464,000
Deferred revenue	18,000	245,000
Accrued severance	10,000	308,000
Dividends payable	953,000	368,000
Total current liabilities	3,154,000	2,385,000
Derivative liabilities	1,649,000	1,499,000
Deferred tax liability	3,005,000	3,005,000
Total liabilities	7,808,000	6,889,000

Series B redeemable convertible preferred stock
$0.01 par value, 9,357,935 shares authorized at September 30, 2016 and December 31, 2015, no shares and 7,527,853 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (liquidation preference of $0 and $13,383,000 at September 30, 2016 and December 31, 2015, respectively)	-	11,890,000

Stockholders’ equity
Common stock, $0.01 par value, 670,000,000 shares authorized at September 30, 2016 and December 31, 2015, 11,120,394 and 5,883,503 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	111,000	59,000
Additional paid-in capital	389,977,000	375,177,000
Accumulated deficit	(371,860,000)	(362,522,000)
Total stockholders’ equity	18,228,000	12,714,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$26,036,000	$31,493,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$29,000	$143,000	$238,000	$347,000
Operating expenses
Research and development	1,655,000	728,000	4,876,000	2,777,000
General and administrative	1,781,000	1,843,000	6,876,000	4,857,000
Total operating expenses	3,436,000	2,571,000	11,752,000	7,634,000
Loss from operations	(3,407,000)	(2,428,000)	(11,514,000)	(7,287,000)
Other income (expense)
Change in fair value of derivative liabilities	1,032,000	7,738,000	2,403,000	9,304,000
Other income (expense)	-	129,000	(227,000)	(302,000)
Total other income	1,032,000	7,867,000	2,176,000	9,002,000
Net (loss) income	(2,375,000)	5,439,000	(9,338,000)	1,715,000
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(1,214,000)	-	(3,580,000)	-
Accretion of Series B redeemable convertible preferred stock	-	(7,163,000)	(1,858,000)	(9,329,000)
Net loss attributable to common stockholders	$(3,589,000)	$(1,724,000)	$(14,776,000)	$(7,614,000)
Per share information:
Net loss per share of common stock - basic	$(0.32)	$(0.30)	$(1.72)	$(1.45)
Weighted average number of shares of common stock outstanding - basic	11,120,394	5,813,063	8,590,772	5,247,508
Net loss per share of common stock - diluted	$(0.32)	$(0.30)	$(1.77)	$(1.45)
Weighted average number of shares of common stock outstanding - diluted	11,120,394	5,813,063	8,648,914	5,247,508

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity
	Series B		Common Stock
					Additional		Total
					Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2014	8,671,040	$1,990,000	3,983,182	$40,000	$365,403,000	$(362,006,000)	$3,437,000
Net loss	-	-	-	-	-	(516,000)	(516,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	1,307,000	-	-	(1,307,000)	-	(1,307,000)
Accretion to redemption value of Series B redeemable convertible stock	-	8,971,000	-	-	(8,971,000)	-	(8,971,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(1,143,187)	(378,000)	228,637	2,000	1,504,000	-	1,506,000
Common stock issued in March 2015 financing, net of offering costs	-	-	1,575,758	16,000	8,250,000	-	8,266,000
Warrants exercised	-	-	56,645	1,000	1,072,000	-	1,073,000
Warrants reclassified from liabilities to equity due to amendment of warrants	-	-	-	-	5,462,000	-	5,462,000
Warrants reclassified from liabilities to equity due to increase in authorized shares	-	-	-	-	3,281,000	-	3,281,000
Exercise of common stock options and other	-	-	39,281	-	-	-	-
Stock-based compensation	-	-	-	-	479,000	-	479,000
Stock-based compensation - severance	-	-	-	-	4,000	-	4,000
Balances, December 31, 2015	7,527,853	11,890,000	5,883,503	59,000	375,177,000	(362,522,000)	12,714,000
Net loss	-	-	-	-	-	(9,338,000)	(9,338,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	365,000	-	-	(365,000)	-	(365,000)
Accretion to redemption value of Series B redeemable convertible stock	-	1,493,000	-	-	(1,493,000)	-	(1,493,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(7,527,853)	(13,748,000)	2,359,025	24,000	10,605,000	-	10,629,000
Warrants issued for Novolytics assets	-	-	-	-	204,000	-	204,000
Common stock issued in June 2016 financing, net of offering costs and warrants	-	-	2,127,660	21,000	2,613,000	-	2,634,000
Common stock issued pursuant to anti-dilution rights	-	-	750,206	7,000	1,538,000	-	1,545,000
Stock-based compensation	-	-	-	-	1,698,000	-	1,698,000
Balances, September 30, 2016 (Unaudited)	-	$-	11,120,394	$111,000	$389,977,000	$(371,860,000)	$18,228,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) income	$(9,338,000)	$1,715,000
Adjustments required to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative and warrant liabilities	(2,403,000)	(9,304,000)
Warrants and other allocable expenses	431,000	213,000
Gain on re-valuation of liquidated damages liability	-	(120,000)
Amortization of patents	23,000	23,000
Depreciation	245,000	217,000
Stock-based compensation	1,698,000	253,000
Changes in operating assets and liabilities:
Accounts receivable	101,000	60,000
Accounts payable, accrued expenses, deferred revenue and other	482,000	(11,000)
Accrued severance	(298,000)	(64,000)
Prepaid expenses and other current assets	(49,000)	(446,000)
Net cash used in operating activities	(9,108,000)	(7,464,000)
Investing activities:
Purchases of property and equipment	(266,000)	(160,000)
Net cash used in investing activities	(266,000)	(160,000)
Financing activities:
Proceeds from warrant exercises	-	396,000
Costs of Series B redeemable convertible preferred stock conversion to common stock	(173,000)	-
Dividend payments	(80,000)	-
Proceeds from issuance of common stock, net	4,224,000	12,384,000
Net cash provided by financing activities	3,971,000	12,780,000
Net (decrease) increase in cash and cash equivalents	(5,403,000)	5,156,000
Cash and cash equivalents, beginning of period	9,370,000	6,581,000
Cash and cash equivalents, end of period	$3,967,000	$11,737,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$1,858,000	$9,329,000
Fair value of warrant liability upon issuance	$1,816,000	$4,210,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

September 30, 2016
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

2. Liquidity

The Company has prepared these consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception, has negative operating cash flows and has an accumulated deficit of $371.9 million as of September 30, 2016, $56.4 million of which has been accumulated since January of 2011, when the Company began its focus on bacteriophage development. As of September 30, 2016, the Company had cash and cash equivalents of $4.0 million. Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations through the end of 2016. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results for the full year or any future period.

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

Use of Estimates

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: the determination of the fair value of stock-based awards, the fair value of liability-classified derivatives, the fair value of liability-classified warrants, the valuation of long-lived assets, including in-process research and development, patents and goodwill, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

Revision of Immaterial Error

During the Company’s financial statement preparation and review process for the three months ended September 30, 2016, an error was identified in the assumptions used to calculate the fair value of the dilutive financing derivative issued in connection with the Common Stock Issuance Agreement (CSIA). The dilutive financing derivative liability fair value was calculated using the Monte Carlo model, which included various key assumptions and estimates. The error resulted in an overstatement of net loss of $1.1 million and an understatement of net loss attributable to common stockholders of $0.1 million for the three and six months ended June 30, 2016. The error also resulted in an understatement of total liabilities and an overstatement of stockholder’s equity in the amount of $0.1 million. Based on a qualitative and quantitative analysis of the error, the Company concluded that the error is immaterial to the interim consolidated financial statements for the three and six months ended June 30, 2016 and had no effect on the trend of financial results. The correction of the foregoing error is reflected in the consolidated financial statements for the three and nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is the greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$1,267,000	$1,267,000
Dilutive financing derivative liability	-	-	382,000	382,000
Total liabilities	$-	$-	$1,649,000	$1,649,000

December 31, 2015
Liabilities
Series B preferred stock derivative liability	$-	$-	$1,493,000	$1,493,000
2011 Warrant liability	-	-	6,000	6,000
Total liabilities	$-	$-	$1,499,000	$1,499,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

The following table sets forth a summary of changes in the fair value of the Company's derivative and warrant liabilities, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

			Series B Preferred	Dilutive Financing
	Warrant	June 2016 Offering	Stock Derivative	Derivative
	Liability	Warrant Liability	Liability	Liability
Balance, December 31, 2015	$6,000	$-	$1,493,000	$-
Creation of dilutive financing derivative	-	1,816,000	-	2,282,000
Changes in estimated fair value	(6,000)	(549,000)	(1,493,000)	(355,000)
Payout from liability	-	-	-	(1,545,000)
Balance, September 30, 2016	$-	$1,267,000	$-	$382,000

The fair value of warrant liability related to warrants issued in 2011 on each re-measurement date classified as liabilities is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of this warrant was estimated to be $0 as of September 30, 2016. The following assumptions were used at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	Series	Series
	2011	2011
Volatility	118%	112%
Expected term (years)	0.23	0.98
Risk-free interest rate	0.35%	0.64%
Dividend yield	0.00%	0.00%
Exercise price	$23.00	$23.00
Common stock closing price	$1.52	$3.98

The fair value of the June 2016 offering warrants derivative liability on the date of issuance and on each re-measurement date classified as liabilities is estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used at the June 3, 2016 issuance date and September 30, 2016:

	September 30, 2016	June 3, 2016
Volatility	123%	123%
Expected term (years)	4.7	5.00
Risk-free interest rate	1.10%	1.23%
Dividend yield	0.00%	0.00%
Exercise price	$2.25	$2.25
Common stock closing price	$1.52	$2.06

The fair value of the Series B preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the expected term of the Series B redeemable convertible preferred stock, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B redeemable convertible preferred stock conversion liability is considered a Level 3 measurement. On April 8, 2016, all outstanding Series B preferred stock was converted into common stock, and the remaining Series B preferred stock derivative liability balance of $91,000 was reversed and recorded as a gain in derivative liability on the Company’s statements of operations in the second quarter of 2016. The following assumptions were used at December 31, 2015:

December 31, 2015
Volatility	108 to 117%
Expected term (years), weighted average	0.50 to 2.50
Risk-free interest rate	0.49 to 1.19%
Dividend yield	0.00%
Exercise price	$7.00
Common stock closing price	$3.98

The fair value of the dilutive financing derivative liability on each measurement date is estimated using the Monte Carlo valuation model (see Note 6). For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, expected future financings, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of future potential dilutive financings is considered a Level 3 measurement. The following assumptions were used to value the dilutive financing derivative liability from the inception date of April 8, 2016 through September 30, 2016:

Volatility	108 to 121%
Expected term (years), weighted average	1.75 to 2.23
Risk-free interest rate	0.58 to 0.79%
Dividend yield	0.00%
Stock price dilutive limit	$2.35 to $4.05
Common stock closing price	$1.52 to $3.68

The dilutive financing derivative liability was recorded on the accompanying consolidated balance sheet at its initial value on April 8, 2016 and is marked-to-market at each balance sheet date until the liability is relieved (see Note 6).

As of September 30, 2016, all of the Company’s derivative liabilities were marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities on the Company’s consolidated statements of operations.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net (loss) income	$(2,375,000)	$5,439,000	$(9,338,000)	$1,715,000
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(1,214,000)	-	(3,580,000)	-
Accretion of Series B redeemable convertible preferred stock	-	(7,163,000)	(1,858,000)	(9,329,000)
Net (loss) income attributable to common stockholders - basic	$(3,589,000)	$(1,724,000)	$(14,776,000)	$(7,614,000)
Changes in fair value of June 2016 Warrants	-	-	(549,000)	-
Net (loss) income attributable to common stockholders - diluted	$(3,589,000)	$(1,724,000)	$(15,325,000)	$(7,614,000)
Weighted average common shares outstanding - basic	11,120,394	5,813,063	8,590,772	5,247,508
Net loss per share of common stock - basic	$(0.32)	$(0.30)	$(1.72)	$(1.45)
Weighted average common shares outstanding - diluted	11,120,394	5,813,063	8,648,914	5,247,508
Net loss per share of common stock - diluted	$(0.32)	$(0.30)	$(1.77)	$(1.45)

The numerator for the diluted loss per share for the three and nine months ended September 30, 2016, has been increased by $0 and $549,000, respectively, due to a gain associated with the Company’s June 2016 offering warrant liability.

The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding for the three and nine months ended September 30, 2016 and 2015, as they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options	736,938	631,126	736,938	631,126
Warrants	2,443,478	742,604	1,379,648	656,196
Series B redeemable convertible preferred stock	-	150,557	-	150,557
Total	3,180,416	1,524,287	2,116,586	1,437,879

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

On April 8, 2016, certain holders of over two-thirds of the Company’s then-outstanding shares of the Series B stock (the “Holders”) elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with Section 4.4.4(b)(ii) of the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 1,505,560 shares of common stock.

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

On June 20, 2016, the Company obtained stockholder approval for the issuance of up to 1,037,053 shares of common stock to the Holders to the extent required by the terms of the CSIA in connection with one or more dilutive financings completed subsequent to the agreement date. Subsequent to the June 2016 financing and as of September 30, 2016, the maximum number of shares the Company could issue to the Holders pursuant to a future dilutive financing was 286,846 shares under the rules of the NYSE MKT. The Company may be contractually required to issue additional shares for no consideration in excess of the maximum number of shares it is currently permitted to issue. The actual number of shares that the Company will be required to issue to the Holders pursuant to the provisions of the CSIA in connection with the closing of a future dilutive financing will depend on the actual price per share of common stock at that such financing. The Company may not be able to comply with its contractual obligation to issue these additional shares.

The CSIA requires the delivery of shares in the event of a future dilutive financing. The Company determined this was a conditional forward contract and recorded a derivative liability as of April 8, 2016 in the amount of $2.3 million for potential future dilutive financings. On June 3, 2016, the future financing derivative liability was adjusted by the fair value of the dilutive shares issuable of $1.5 million as a result of the June offering. The derivative liability was marked-to-market as of September 30, 2016, resulting in a gain of $988,000 and $355,000 to change in fair value of derivative liabilities for the three and nine months ended September 30, 2016, respectively.

The September 30, 2016 consolidated balance sheet reflects dividends payable of $953,000 to former holders of preferred stock, which are classified as current liabilities.

7. Warrants

On January 4, 2016, the Company entered into an Asset Purchase Agreement with Novolytics Limited (the “Purchase Agreement”), to purchase certain preclinical materials and intangible assets, including patent rights, from Novolytics, an unrelated third party. In consideration for the assets acquired, the Company paid cash consideration of approximately $205,000 and issued warrants to purchase an aggregate of 170,000 shares of the Company’s common stock. The warrants have an exercise price of $12.00 per share and contain certain registration rights. The fair value of the warrants issued was $204,000, based on a Monte Carlo valuation model and are classified as equity within the consolidated balance sheets. The Company expensed the total value provided for the acquired assets of $409,000 as in-process research and development as of the acquisition date given there was no alternative future use of the acquired assets due to the early stage nature of the technology and pre-clinical materials.

On April 8, 2016, the Company modified 315,244 warrants held by the Holders, in accordance with the terms of the CSIA (see Note 6).

On June 3, 2016, the Company issued warrants exercisable for an aggregate of 1,063,830 shares of common stock at an exercise price of $2.25 per share in connection with the closing of a registered public offering of common stock and warrants (see Note 8).

The following table provides a summary of warrants outstanding, issued or exercised for the nine months ended September 30, 2016. Also included is the average exercise price per share and the aggregate proceeds to the Company if exercised as of September 30, 2016.

	$2.25		$4.05 - $8.25		$10.75 - $23.00		Totals
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, December 31, 2015	-	$-	694,062	$5.82	515,587	$11.39	1,209,649	$8.19
Issuances	1,063,830	2.25	-	-	170,000	12.00	1,233,830	3.59
Exercises	-	-	-	-	-	-	-	-
Balance, September 30, 2016	1,063,830	$2.25	694,062	$5.82	685,587	$11.54	2,443,479	$5.87

Aggregate proceeds if exercised	$2,393,618		$4,036,474		$7,914,572		$14,344,664

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

The Company evaluated the warrants issued in the offering and determined the warrant instruments do not qualify for the scope exception in ASC 815, due to certain net cash settlement provisions in the warrant agreement. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $1.8 million (based on a Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 123%, and a risk-free interest rate of 1.23%). The remaining balance of $3.2 million, after deducting for the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.8 million, including placement agent fees and legal expenses. Of this amount, $0.2 million was allocable to the warrants and recorded as other expense on the Company’s consolidated statements of operations based on the relative fair value of the warrants to the common stock.

The derivative liability for the warrants was marked-to-market at September 30, 2016, with the decrease in fair value of $549,000 recorded as a component of change in fair value of derivative liability on the Company’s Statements of Operations (see Note 4).

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

9. Stock-Based Compensation

Share-based Compensation

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the 2016 Plan). The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 1,000,000 new shares were added to the authorized share reserve under the 2016 Plan.

The Company accounts for stock options and restricted stock units related to its stock incentive plans under the provisions of ASC 718, which requires the recognition of the fair value of stock-based compensation. The fair value of stock options was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718, including expected dividend, expected life, expected volatility and forfeiture rate of each award, as well as the prevailing risk-free interest rate and the fair value of the underlying common stock on the date of grant. The fair value of equity-classified awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method of amortization. The assumptions used in the Black-Scholes option valuation model for the three months ended September 30, 2016 are set forth below.

•	Expected Dividend: The Company does not anticipate paying any dividends on its common stock.
•	Expected Life: The expected life represents the period that the Company expects its stock-based awards to be outstanding. The Company’s expected life assumption was based on the simplified method set forth in the SEC Staff Accounting Bulletin 110. The Company’s estimation of the expected life for stock options granted to parties other than employees or directors is the contractual term of the option award.
•	Expected Volatility: Expected volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company’s expected volatility represents the weighted average historical volatility of the shares of its common stock.
•	Risk-Free Interest Rate: The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of its stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
•	Forfeiture Rate: The Company applies an estimated forfeiture rate that is derived from historical shares forfeited prior to vesting. If the actual number of forfeitures differs from our estimates, the Company may record additional adjustments to compensation expense in future periods.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows for the nine months ended September 30, 2016:

September 30,
2016
Risk-free interest rate	1.22 - 1.63%
Expected volatility	113 - 123%
Expected term (in years)	6.0
Expected dividend yield	0.0%

Stock-based compensation expense is reduced by an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from the Company’s estimates, the Company may record adjustments to increase or decrease compensation expense in future periods.

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized for the three and nine months ended September 2016 and September 30, 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	$37,000	$29,000	$89,000	$88,000
General and administrative	297,000	120,000	1,609,000	165,000
Total stock-based compensation	$334,000	$149,000	$1,698,000	$253,000

The following table summarizes stock option activity for the nine months ended September 30, 2016:

		Options Outstanding
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available		Exercise	Term	Intrinsic
	For Grant	Shares	Price	(Years)	Value
Balance, December 31, 2015	723,431	669,769	$8.68	9.29	$-
Granted	(231,208)	231,208	2.82	-	-
Exercised	-	-	-	-	-
Forfeited/Cancelled	158,856	(158,856)	8.86	-	-
Expired	1,083	(5,183)	12.72	-	-
Shares authorized	1,000,000	-	-	-	-
Balance, September 30, 2016	1,652,162	736,938	$6.78	8.60	$-
Vested or expected to vest at September 30, 2016		626,777	$7.10	8.50	$-
Exercisable at September 30, 2016		179,501	$8.76	7.15	$-

The intrinsic value of options exercisable as of September 30, 2016 was $0.0, based on the Company’s closing stock price of $1.52 per share and the exercise price of the options.

During the nine months ended September 30, 2016, the Company issued 231,208 common stock options to its employees and an executive with an average exercise price of $2.82 per share. Included in this amount were 99,919 stock options, with an exercise price of $2.85, to its Chief Financial Officer, pursuant to his employment agreement dated January 18, 2016. During the three and nine months ended September 30, 2015, the Company issued 547,181 common stock options to its executives and board members with an average exercise price of $8.72 per share, including 399,716 stock options, with an exercise price of $9.45, to its Chief Executive Officer.

As of September 30, 2016, there was $1.9 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.74 years.

Shares Reserved For Future Issuance

As of September 30, 2016, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	736,938
Employee stock purchase plan	120,000
Available for future grants under the 2016 Plan	1,652,162
Warrants	2,443,479
Total shares reserved	4,952,579

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

As of September 30, 2016, no shares have been issued under the ESPP.

10. Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement is focused on developing and commercializing bacteriophage therapeutics to treat S. aureus infections. During the three and nine months ended September 30, 2016 and 2015, the Company recorded no payments to Walter Reed Army Institute of Research under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation (the “ECC Agreement”). This agreement allowed the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. Pursuant to the agreement, the Company was required to pay Intrexon, in cash or stock, milestone fees of $2,500,000 for the initiation and commencement of the first Phase 2 trial and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company was required to pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through September 30, 2016. During the three and nine months ended September 30, 2016, the Company recorded $0 and $76,000, respectively, in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $0 and $117,000, respectively. During the three and nine months ended September 30, 2015, the Company recorded $37,000 and $81,000, respectively, in expenses under the Exclusive Channel Collaboration Agreement, with cash payments for the three and nine months ended September 30, 2015 totaling $40,000 and $75,000, respectively. On April 13, 2016, the Company provided written notice to Intrexon of its election to voluntarily terminate the ECC Agreement. The effective date of the termination was July 12, 2016. As of September 30, 2016, the Company had a liability of $15,000 recorded for amounts due to Intrexon. The Company did not incur any early termination penalties as a result of the termination of the ECC Agreement.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provides payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester. Under the Leicester Development Agreements, the University of Leicester will provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it will pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. The Company renewed this collaboration in November 2015. This agreement expires November 12, 2018. During the three and nine months ended September 30, 2016, the Company recorded $41,000 and $127,000, respectively, in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments totaling $0 and $140,000, respectively. During the three and nine months ended September 30, 2015, the Company recorded $68,000 and $156,000, respectively, in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments in the amount of $55,000 and $219,000, respectively. During the three and nine months ended September 30, 2016, the Company recognized no expense and made no payments to the University of Glasgow under the Leicester Development Agreements. During the three and nine months ended September 30, 2015, the Company recorded $0 and $13,000, respectively in expenses to the University of Glasgow under the Leicester Development Agreements, with cash payments totaling $0 and $61,000, respectively.

In September 2015, the Company entered into a non-exclusive patent license agreement with Takara Bio Inc. (the Takara Agreement). Under this agreement Takara licensed certain patents from the Company related to AAV1 Vector gene delivery systems, for which the Company is an exclusive licensor with the University of Pennsylvania. The Company received a $40,000 non-refundable, up-front licensing payment and is entitled to receive royalties from Takara of 12.0% of net license product sales and 6.0% of service revenues associated with the licensed products. The agreement calls for minimum annual royalties of $15,000 commencing on February 28, 2016. In addition, the Takara Agreement provides milestone fees to the Company of $30,000 of the first $1,000,000 of licensed product revenues by Takara and an additional $40,000 when cumulative net sales of the licensed product by Takara exceed $2,000,000. During the three and nine months ended September 30, 2016 the Company recognized revenue of $4,000 and $11,000, respectively, under the Takara Agreement.

11. Legal Proceedings

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), filed a complaint against the Company and the current members of the Company’s Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. NRM, together with its affiliates, is one of the principal stockholders of the Company. The amended complaint (the “complaint”) alleges that the Company breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its Series B Shares into shares of common stock. The complaint further alleges that the members of the Board who are named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of the Company’s stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. The Company plans to vigorously defend against the claims advanced.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations through the end of 2016, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital resources, capital expenditures, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop second-generation bacteriophage products.

Our lead product candidate is AB-SA01 for the treatment of S. aureus infections, including methicillin-resistant S. aureus, or MRSA. We also have AB-PA01 for the treatment of P. aeruginosa infections in development, and AB-CD01 for the treatment of C. difficile infections in preclinical development.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through September 30, 2016, we have received approximately $46.1 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of September 30, 2016, we had an accumulated deficit of $371.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Recent Events

In October 2016, the Company received a tax incentive payment from the Australian tax authority, in the amount of approximately $0.9 million. Such tax incentive is based on eligible expenses for research and development activities incurred by our Australian subsidiary in 2015. This payment will be recorded in the fourth quarter of 2016 as a reduction to research and development expenses.

In October 2016, we announced topline results from the Phase 1 trial to evaluate the safety and tolerability of AB-SA01, our proprietary investigational phage cocktail targeting Staphylococcus aureus (S. aureus) infections in patients suffering from chronic rhinosinusitis (CRS). Enrollment in the trial has been completed and the Safety Monitoring Committee overseeing the trial has determined that AB-SA01 was well-tolerated by all nine patients and that there were no drug-related serious adverse events. The Phase 1 clinical trial was initiated in January 2016 and is being conducted at the Queen Elizabeth Hospital in collaboration with the University of Adelaide and Flinders University. The primary outcome of eradication of S. aureus was achieved in two of the three patients in Cohort 2 and zero of three patients in Cohort 1. In both Cohorts 1 and 2, patients reported improvements in symptoms, as measured on days 0, 7 and 14 by Visual Analogue Scale (VAS) and Sino-Nasal Outcome Test (SNOT-22) score. In Cohort 2, there were no improvements post treatment in endoscopic video examinations using the Lund Kennedy Score. The complete study report is expected by the end of 2016.

In September 2016, we announced topline data from our Phase 1 trial to evaluate the safety and tolerability of AB-SA01 when administered topically to the intact skin of healthy adults. We initiated the double-blind, placebo-controlled study in May 2016 under a U.S. investigational new drug application, or IND. Twelve healthy adult volunteers between the ages of 18 and 60 participated in the trial and were split into two cohorts of six participants each, and received either the low-dose or high-dose of AB-SA01, administered topically to the forearm under an occlusive bandage. Placebo was similarly administered to the volunteer’s opposite forearm, allowing each participant to serve as his or her own control. Participants received AB-SA01 and placebo daily for three consecutive days and were monitored following treatment. A safety committee reviewed the trial data and concluded that AB-SA01 was well tolerated by subjects in the trial and there were no drug-related serious adverse events. The complete study report is expected by the end of 2016.

Results of Operations

Comparison of three and nine months ended September 30, 2016 and 2015

Revenue

For the three and nine months ended September 30, 2016 we recognized $0.03 million and $0.2 million, respectively, in revenue related to our former gene therapy program, compared with $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Research and Development Expenses

Research and development expenses for the quarter ended September 30, 2016 totaled $1.7 million compared to $0.7 million for the same period of 2015. The increase of $1.0 million was primarily related to increased personnel costs as well as clinical expenses, offset by research and development tax incentive received during the three months ended September 30, 2015 which was recorded as an offset to research and development expenses.

Research and development expenses for the nine months ended September 30, 2016 totaled $4.9 million compared to $2.8 million incurred in the same period of 2015. This increase of $2.1 million was primarily related to higher compensation costs of $0.6 million, $0.2 million of professional recruiting fees, and $0.4 million for the expense recorded related to the assets acquired from Novolytics.

We anticipate that research and development expenses will remain relatively flat in the fourth quarter of 2016 as compared to the third quarter of 2016, but may increase in future periods as we initiate non-clinical research studies, hire additional research and development staff, initiate new clinical trials, and continue our discovery efforts.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2016 were $1.8 million compared to $1.8 million for the same period of 2015. General and administrative expenses for the three months ended September 30, 2016 included an increase of $0.3 million in compensation cost, primarily stock based compensation for awards granted to two executives, compared with the same period last year, which was offset by a $0.3 million severance charge for the three months ended September 30, 2015.

General and administrative expenses for the nine months ended September 30, 2016 were $6.9 million compared to $4.9 million for the same period of 2015. The $2.0 million increase was primarily attributable to $1.9 million of compensation, including $1.4 million of non-cash stock-based compensation related to two new executives, $0.1 million for professional recruitment fees and $0.1 million in increased director compensation, offset by a $0.3 million severance charge for the nine months ended September 30, 2015.

We expect our general and administrative expenses to remain relatively flat in the remainder of 2016 as compared to the third quarter of 2016.

Other Income (Expense)

We recorded a gain of $1.0 million for the three months ended September 30, 2016 related to the change to the fair value of our derivative liabilities. The gain was the result of a gain of $44,000 related primarily to the change in fair value of our derivative liability for warrants issued in June 2016 and a gain of $1.0 million related to the change in fair value of our dilutive financing derivative liability.

We recorded a gain of $2.4 million for the nine months ended September 30, 2016 related to the change to the fair value of our derivative liabilities. The gain was the result of a gain of $0.6 million related primarily to the change in fair value of our derivative liability for warrants issued in June 2016, a gain of $1.5 million related to the change in fair value of our Series B preferred stock derivative liability, and a gain of $0.4 million related to the change in fair value of our dilutive financing derivative liability established during the quarter ended June 30, 2016.

We recorded a gain of $7.7 million for the three months ended September 30, 2015 related to the change to the fair value of our derivative liabilities. The gain consisted of $0.7 million related to the change in fair value of our derivative liability for warrants issued in 2011, and a gain of $7.0 million related to the change in fair value of our Series B preferred stock derivative liability.

We recorded a gain of $9.3 million for the nine months ended September 30, 2015 related to the change to the fair value of our derivative liabilities. The gain consisted of $0.6 million related to the change in fair value of our derivative liability for warrants issued in 2011, and a gain of $8.7 million related to the change in fair value of our Series B preferred stock derivative liability.

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

For the nine months ended September 30, 2016, we recorded expenses of $0.2 million consisting of placement agent fees and other offering costs from our June 2016 registered public offering of common stock and warrants. We recorded expenses of $0.4 million for the nine months ended September 30, 2015 consisting of placement agent costs from our March 2015 private placement of common stock, which related to placement agent fees and the initial fair value of warrants issued to the placement agents.

Liquidity and Capital Resources

We have incurred net losses since inception through September 30, 2016 of $371.9 million, of which $315.5 million was incurred as a result of our prior focus on gene therapy in fiscal years 2010 and earlier. We have not generated any product revenues and do not expect to generate revenue from product candidates in the near term.

We had cash and cash equivalents of $4.0 million and $9.4 million at September 30, 2016 and December 31, 2015, respectively. In October of 2016, we received a tax incentive payment of $0.9 million from the Australian tax authority.

Net cash used in operating activities for the nine months ended September 30, 2016 was $9.1 million, as compared to $7.5 million for the nine months ended September 30, 2015. Net loss recorded during the nine months ended September 30, 2016 was $9.3 million, inclusive of a $2.4 million non-cash gain on derivative liabilities. Net income recorded during the nine months ended September 30, 2015 was $1.7 million, inclusive of a $9.3 million non-cash gain on derivative liability. The net increase in cash used in operating activities of $1.6 million, in addition to the effect of the non-cash gain in derivative liability noted above, is primarily related to an increase in research and development efforts, compensation costs, as well as an increase in professional services.

Net cash used in investing activities was $0.3 million and $0.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, and was primarily attributable to purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2016 was primarily comprised of net proceeds of $4.2 million from the June 2016 offering of common stock and warrants to purchase common stock, after deducting placement agent fees and other expenses related to the issuance of approximately $0.8 million. Cash provided by financing activities for the nine months ended September 30, 2015 was comprised of gross proceeds of $13.0 million from the March 2015 private placement of common stock and warrants to purchase common stock, less commissions and other expenses related to the issuance of approximately $0.6 million.

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

We believe our existing resources are sufficient to fund our planned operations through the end of 2016. This estimate is based on our current product development timelines, projected staffing expenses, working capital requirements, and capital expenditure plans.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have off-balance sheet arrangements.

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

Remediation of Material Weakness

As of December 31, 2015, our management identified a material weakness in our internal controls over financial reporting and concluded that, as of such date, we did not maintain adequate and effective internal control in the area of complex and non-routine transactions and in the application of Accounting Standards Codification No. 260, “Earnings Per Share,” and consequently our internal control over financial reporting was not effective at a reasonable assurance level. Based on that conclusion, we continue to review, document and test our internal control over financial reporting. We also continue to take steps to remediate certain identified deficiencies in our internal control over financial reporting as of December 31, 2015 in the area of complex and non-routine transactions. Steps taken during the first nine months of 2016 that resulted in improvements to our internal control over financial reporting included the following:

•	the addition of and training of qualified personnel to identify and evaluate complex and non-routine transactions;
•	the development of specific procedures for the evaluation, documentation and review of complex and non-routine transactions; and
•	continued implementation of standardized financial control and reporting processes.

The remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), filed a complaint against us and the current members of our Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. NRM, together with its affiliates, is one of our principal stockholders. The amended complaint (the “complaint”) alleges that we breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its shares of Series B redeemable convertible preferred stock into shares of our common stock. The complaint further alleges that the members of the Board who are named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

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

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations.*

Our financial statements as of September 30, 2016 were prepared under the assumption that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2016, we had cash and cash equivalents of $4.0 million. Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, collaborative or licensing arrangements and/or debt financing.

We will need to raise additional capital to continue operations.*

Our consolidated financial statements for the quarter ended September 30, 2016 were prepared under the assumption that we would continue our operations as a going concern. However, we have had recurring losses from operations, negative operating cash flow and an accumulated deficit.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business. We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. As of September 30, 2016, we had cash and cash equivalents of $4.0 million. In October of 2016, we received a tax incentive payment of $0.9 million from the Australian tax authority. We believe that our existing resources will be sufficient to fund our planned operations through the end of 2016.

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

We will need to raise additional capital to support our product development activities in the remainder of 2016 and beyond. We may seek funds through arrangements with collaborators or others that may require us to relinquish rights to the products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, or at all.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financings;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Raising additional capital through the sale of securities could cause significant dilution to our stockholders. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, the success of our preclinical studies and clinical trials and other product development activities, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. In addition, we believe there is currently substantial doubt about our ability to continue as a concern which hinders our ability to raise additional funds in a timely manner and on favorable terms. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to a total loss of investment by our stockholders.

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. Prior to our merger with Biocontrol in January 2011, our accumulated deficit was $315.5 million. Since January 2011 through September 30, 2016, we have incurred an accumulated deficit of $56.4 million, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three and nine months ended September 30, 2016 we had an operating loss of $3.4 million and $11.5 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

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

On April 14, 2016, NRM VII Holdings I, LLC (“NRM”), which was not a party to the CSIA, filed a complaint against us and each of the current members of our Board of Directors in the Superior Court of California, County of San Diego, which complaint was amended on July 25, 2016. Prior to the Conversion, NRM held approximately 28.5% of our outstanding shares of Series B Preferred. The complaint alleges that we breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its Series B Preferred into common stock. The complaint further alleges that the current members of our Board of Directors breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. The complaint seeks unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of November 3, 2016, we had 32 employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. Our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. We are also a speculative or “risky” investment due to the early stage of our drug development programs and our lack of profits to date, and uncertainty of future market acceptance for our potential products and our ability to continue as a going concern. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float and broader stockholder base. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Price declines in our common stock could also result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials;
•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials or the manufacturing processes of our product candidates;
•	announcements of technological innovations, patents or new products by our competitors;
•	regulatory developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our common stock on the NYSE MKT, and the possible delisting of our common stock;
•	sales of our common stock by our executive officers, directors and principal stockholders or sales of substantial amounts of common stock; and
•	loss of any of our key scientific or management personnel.

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

Pursuant to Section 713(a) of the NYSE MKT Company Guide, stockholder approval is generally required prior to the issuance of common stock or common stock equivalents in connection with a transaction other than a public offering involving the sale, issuance, or potential issuance by the issuer of common stock or common stock equivalents equal to 20% or more of the outstanding shares of common stock as of immediately prior to the transaction for less than the greater of book or market value of the stock. At our 2016 annual meeting of stockholders on June 20, 2016, our stockholders approved the issuance by us of up to 1,037,053 Additional Shares, for purposes of Section 713(a) of the NYSE MKT Company Guide, to the extent required to satisfy the Additional Issuance Rights. On June 3, 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a combined price per share and associated warrant of $2.35. As a result of this offering, we issued to the Holders an aggregate of 750,206 Additional Shares. Under Section 713(a) of the NYSE MKT Company Guide, we are permitted to issue without further stockholder approval up to 286,846 Additional Shares to the Holders if and to the extent required by the terms of the CSIA, and we may become required to issue this full amount to the Holders, or a greater amount, if in the future we sell shares of our common stock in a bona fide equity financing at a price of less than $2.35 per share.

Our inability to comply in full with our obligation under the CSIA to issue shares to the Holders in connection with the closing of a financing that triggers Additional Issuance Rights could have additional adverse consequences, including, without limitation:

•	the Holders may bring an action against us for breach of contract, or threaten to bring an action against us, either of which could require us to expend significant time and resources to resolve the matter, and we may not be successful;
•	we may need to call a special meeting of our stockholders to seek their approval of the issuance by us to the Holders of the number of shares we become obligated to issue the Holders in connection with the closing of such dilutive financing, less the 286,846 shares we are currently permitted to issue, which would require us to expend time and resources, and our stockholders may not ultimately approve such issuance; and
•	we may need to provide other consideration to the Holders to settle potential claims arising from our inability to satisfy our contractual obligations under the CSIA, which could involve:
•	cash make-whole payments, which in turn would deplete our cash resources faster than we would otherwise anticipate; and
•	other unfavorable terms that could make it difficult for us to raise financing in the future, which would raise further doubts about our ability to continue as a going concern.

The occurrence of any of the foregoing, or even the potential for them to occur, could result in a material decline in our stock price.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and which upon such exercise may result in dilution to our security holders.*

As of September 30, 2016, we had outstanding warrants to purchase an aggregate of 2,443,479 shares of our common stock at a weighted average exercise price of $5.87 per share, and outstanding options to purchase 736,938 shares of our common stock at a weighted average exercise price of $6.78 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to or less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our principal stockholders and management beneficially own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval. *

As of September 30, 2016, our executive officers, directors, principal stockholders and their affiliates beneficially owned a significant portion of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to significantly affect or, acting together, control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: November 10, 2016	By	/s/ Michael Scott Salka
Name: Michael Scott Salka
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).
4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).
4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).
4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).
4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.14	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Registrant and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 8, 2016).
4.15	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).
10.1+	Amendment to Consulting Agreement, dated September 27, 2016, by and between the Registrant and Wendy S. Johnson. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on September 29, 2016).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+ Indicates management contract or compensatory plan.