Form 10-K
period 2016-12-31
AmpliPhi Biosciences Corp
filed 2017-03-27
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

3579 Valley Centre Drive, Suite 100

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐     No   ☒

As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2016 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE MKT, was approximately $16,267,000.

As of March 17, 2017, 16,488,120 shares of the Registrant’s Common Stock were outstanding.

TABLE OF CONTENTS

AMPLIPHI BIOSCIENCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
•	our clinical development plans, including planned clinical trials;
•	our research and development plans, including our clinical development plans;
•	our ability to select combinations of phages to formulate our product candidates;
•	the safety and efficacy of our product candidates;
•	the anticipated regulatory pathways for our product candidates;
•	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
•	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration, or FDA and other regulatory agencies;
•	our ability to leverage the experience of our management team;
•	our ability to attract and keep management and other key personnel;
•	the capacities and performance of our suppliers, manufacturers, contract research organizations, or CROs and other third parties over whom we have limited control;
•	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
•	the benefits of our product candidates;
•	market and industry trends;
•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
•	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
•	our expectations regarding future planned expenditures;
•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates; and
•	our ability to operate our business without infringing the intellectual property rights of others.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

This Annual Report on Form 10-K includes trademarks and registered trademarks of AmpliPhi Biosciences Corporation. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

As used in this Annual Report, unless the context requires otherwise, the “Company,” “we,” “us” and “our” refer to AmpliPhi Biosciences Corporation and its wholly owned subsidiaries.

PART I

Item 1.	BUSINESS

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

The extensive use of antibiotics since their discovery in the 1940s has resulted in drug resistance among many disease-causing bacteria. According to the U.S. Centers for Disease Control and Prevention, or CDC, resistance to antibiotics threatens to reverse many of the key medical advances of the last half-century. Examples of clinically important microbes that are rapidly developing resistance to available antimicrobials include bacteria that cause skin, bone, lung and bloodstream infections (e.g., Staphylococcus aureus, or S. aureus and methicillin-resistant S. aureus, or MRSA), pneumonia and lung infections in both community and hospital settings and cystic fibrosis, or CF, patients (e.g., A. baumanii, P. aeruginosa, and K. pneumoniae ), meningitis (e.g., S. pneumonia ), urinary tract and gastrointestinal infections (e.g., E. coli and C. difficile ). As phages kill bacteria in ways entirely unlike the mechanisms used by traditional antibiotics, we believe that most multi-drug resistant bacteria will be susceptible to phage therapy. Furthermore, should resistant bacteria emerge or evolve, we believe it will remain possible to identify phages that can effectively kill these resistant bacteria.

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates for the treatment of S. aureus infections, including MRSA, P. aeruginosa infections, and C. difficile infections.

Our lead product candidate is AB-SA01, for the treatment of S. aureus infections, including MRSA. We also have another product candidate in earlier stage development, AB-PA01 for the treatment of P. aeruginosa infections, and an additional discovery program, AB-CD01 for the treatment of C. difficile infections.

We are developing our phage product candidates using a proprietary discovery and development platform, which is designed for rapid identification, characterization and manufacturing of multiple phage therapeutics. Each product candidate combines several carefully chosen phages, which target a specific disease-causing bacteria such as S. aureus, P. aeruginosa, and C. difficile. We believe that the combination of our platform, our manufacturing capability, our understanding of the regulatory and development requirements of bacteriophage therapeutics, and the clinical and scientific expertise of our collaboration partners may enable the rapid advancement of phage therapeutics through the clinic and the regulatory approval process.

In November 2015, our Australian subsidiary, AmpliPhi Australia Pty Ltd, entered into a clinical trial research agreement with the University of Adelaide and the Queen Elizabeth Hospital, both in Adelaide, SA, Australia, to conduct a Phase 1 clinical trial titled “A Phase 1 Investigator Initiated Study to Evaluate the Safety, Tolerability and Preliminary Effectiveness of AB-SA01 in Patients with Chronic Rhinosinusitis Associated with S. aureus infection”. The University of Adelaide sponsored the clinical trial while we supplied AB-SA01 and controlled the trial protocol. This clinical trial primarily measured the safety and tolerability of AB-SA01 and secondarily examined the presence of S. aureus and symptoms assessed by the patient as well as by the physician using standard questionnaires used by physicians to assess treatment efficacy. We enrolled nine patients in the trial, divided into three cohorts. The first cohort received a twice daily dose of AB-SA01 for seven days. The second cohort received the same dose twice daily for 14 days. The third cohort received a higher dose of AB-SA01 twice daily for 14 days. Patients were monitored an additional 30 days following their last day of treatment. In October 2016, we reported topline safety and tolerability results which demonstrated that AB-SA01 was well tolerated with no drug-related serious adverse events. In December 2016, we reported the final results from the Phase 1 trial. AB-SA01 met the trial’s primary endpoints of safety and tolerability and all nine patients enrolled in the study experienced a reduction in the quantity of S. aureus infecting their sinuses, with some patients showing complete eradication of the bacterial infection. In February 2017, we held a telephonic meeting with the FDA during which we received positive feedback from the FDA regarding our previously submitted proposal to commence a Phase 2 clinical trial of AB-SA01 in chronic rhinosinusitis, or CRS, patients. We are evaluating whether or when to pursue the initiation of such Phase 2 trial.

In June 2013, we entered into a cooperative research and development agreement, or Research and Development Agreement, with the United States Army Medical Research and Materiel Command focusing on developing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections. In 2016, under this Research and Development Agreement, we completed enrollment of a Phase 1 safety study of AB-SA01 for the treatment of wounds infected with S. aureus and we reported safety and tolerability results which demonstrated that AB-SA01 was well tolerated with no drug-related serious adverse events. Overall, treatment with AB-SA01 was well tolerated when administered topically to the intact skin of healthy adults.

Personalized Precision Medicine Applications

We believe our bacteriophage technology may have unique application in the area of personalized medicine. In particular, we believe our bacteriophage technology can be used to develop personalized, targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to customize phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections. We continue to explore opportunities to leverage our bacteriophage technology and customization capabilities.

The Need for New Anti-Infective Therapies

The rapid and continuous emergence of antibiotic-resistant bacteria has become a global crisis. Despite this crisis, the number of novel anti-infective therapies currently in development is at historically-low levels. The CDC estimates that more than two million people in the United States acquire an antibiotic-resistant infection each year and more than 23,000 of these prove fatal. In a reported filed in September 2016, a Reuters analysis found that nationwide, drug-resistant infections were mentioned as contributing or causing the death of more than 180,000 people. In a report commissioned by the U.K. government and published in May 2016, it is estimated that 700,000 people die yearly from drug-resistant infections worldwide and by 2050 that number could reach 10,000,000. It is estimated that 50% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual cost for treating resistant bacterial infections in the United States alone is estimated to be $20 billion.

The CDC’s latest report on the matter, Antibiotic Resistance Threats in the United States, 2013, notes that there are “potentially catastrophic consequences of inaction.” Despite the potential market opportunity, only two New Drug Applications, or NDAs, for antibacterial drugs were approved by the FDA between 2010 and 2012 compared to 18 in the period between 1980 and 1984. One of the primary recommendations of the CDC is the development of new antimicrobials to diversify treatment options.

Product Candidates

AB-SA01: Infections Caused by S. aureus

By screening our proprietary library of phages, we selected a phage product candidate mix that has demonstrated, in in vitro studies, greater than 92% activity against a global diversity panel that includes some of the most virulent isolates of S. aureus, including MRSA isolates. The three phage constituents of AB-SA01 were subsequently tested for their ability to infect clinically relevant bacterial isolates collected from around the world and were shown to have similar activity with maximal complementation. Complementation, defined as the percentage of S. aureus isolates susceptible to more than one phage, is emphasized in product selection to reduce risk of the emergence of bacterial resistance.

In connection with our Research and Development Agreement with the U.S. Army Medical Research and Materiel Command, we have been developing AB-SA01 to treat acute and chronic infections caused by S. aureus, including infections caused by MRSA strains of the same bacterium. MRSA infections are one of the most common causes of hospital-acquired (nosocomial) infections. The CDC estimates that more than 850,000 patients were treated for S. aureus infections of the skin or soft tissue in 2013 and, due to failure of first-line treatment, more than 50% of these patients required a second-line treatment and approximately 35% of them required a third-line treatment. Global Data estimates the market for MRSA infection treatments alone was more than $2.7 billion in 2007. This market is forecasted to grow to more than $3.5 billion by 2019. We initiated the Phase 1 clinical trial in May 2016 and completed enrollment in July 2016. In December 2016, we reported final results from this Phase 1 trial to evaluate the safety and tolerability of AB-SA01, our proprietary investigational phage cocktail targeting Staphylococcus aureus (S. aureus) infections. Overall, treatment with AB-SA01 was well tolerated when administered topically to the intact skin of healthy adults.

In December 2015, we initiated a Phase 1 trial at the University of Adelaide Queen Elizabeth Hospital to evaluate the safety and preliminary efficacy of AB-SA01 in CRS patients infected with S. aureus. In December 2016, we reported final results from this trial. AB-SA01 met the trial’s primary endpoints of safety and tolerability and all nine patients enrolled in the study experienced a reduction in the quantity of S. aureus infecting their sinuses, with some patients showing complete eradication of the bacterial infection.

AB-PA01: Lung Infections in Cystic Fibrosis (CF) Patients Caused by P. aeruginosa

We are initially developing AB-PA01 for the treatment of P. aeruginosa, the most prevalent bacterial infection in cystic fibrosis (“CF”) patients, P. aeruginosa is the primary cause of lung infection in approximately 80% of CF patients ages 25 to 34, causing an estimated 450 deaths per year in the United States. To develop our product candidates, we have created a global diversity panel of relevant clinical isolates (bacteria isolated from patients) from clinics around the globe. These diversity panels have been screened against our phage libraries, which are isolated and characterized according to our set of proprietary discovery protocols. We have demonstrated, in in vitro and in vivo studies, that our proprietary phage mix is able to effectively kill targeted bacteria. Furthermore, our phage mixes are selected to exhibit a high degree of overlap, defined as the strains of bacteria targeted by more than one phage in the product. We believe that high overlap is an important factor in preventing bacteria from developing resistance to our phage product candidates.

Similar to work described above for S. aureus, we have tested over 400 clinical P. aeruginosa clinical isolates. As an example, initial host range testing was performed with a reference panel of 67 CF isolates. AB-PA01 showed an activity of 95.5% (64/67) with 87.5% (56/64) of the positives isolates hit by more than one phage in the mix.

In collaboration with Institut Pasteur (Paris, France) and also with the Brompton Hospital, Imperial College (London, United Kingdom), we have demonstrated in the preclinical studies that phages can effectively treat infections in animal models of acute P. aeruginosa lung infections. In one such study, we inoculated eight mice with P. aeruginosa and treated them with either PBS (control group), our phage mix, or with an antibiotic.

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

Another preclinical study conducted at the Institut Pasteur in mice (12 mice in each of the treatment and control groups) demonstrated the ability of our phage mix to reach the lung within two hours of being delivered by oral administration. The phage levels increased between two and six hours post-treatment, and the difference was statistically significant (p-value <0.001). These results demonstrate that when orally administered in mice, phages not only reached the lungs, but were also able to infect and multiply in target bacteria.

In a separate in vivo study of acute P. aeruginosa infection of the mouse lung conducted at the Brompton Clinic, results demonstrated that our phage mix reduced CFU levels upon simultaneous intranasal administration (six mice in each of the treatment and control groups) and also when administered 24 hours post-bacterial infection (seven mice in the treatment group and eight mice in the control group) using a standard strain of P. aeruginosa.

We were granted an advisory meeting with the MHRA in the first quarter of 2014 to discuss our plans and intend to move the AB-PA01 compound into additional preclinical testing in preparation for a Phase 1/2 clinical trial in CF patients. We also sought advice on the acceptability of CMC plans. The MHRA concurred with our approach and plans as presented, including a first-in-man dose ranging clinical trial in CF patients. We have completed product candidate selection and are currently conducting manufacturing process development and scale-up with the goal of completing production of initial batches in mid-2017.

We have also begun an evaluation of our P. aeruginosa phages in preclinical animal models of CRS in collaboration with the University of Adelaide.

If we achieve successful proof of concept studies, we may consider developing this compound for the treatment of other acute and chronic lung infections, such as ventilator associated bacterial pneumonia, or VABP, and chronic obstructive pulmonary disease, or COPD and chronic suppurative otitis media. P. aeruginosa is the predominant pathogen in these indications.

AB-CD01: Gastrointestinal (GI) Infection Caused by C. difficile, or CDI

From 2000 through 2007, deaths in the United States from infections caused by C. difficile, or CDI, increased over 400%. Over 90% of such deaths occur in hospitalized or confined patients over the age of 65. Global Data estimates that the major European Union and United States markets for CDI therapies grew to more than $314 million in 2011 and they are expected to grow to more than $500 million by 2019.

According to the CDC almost 250,000 people each year require hospitalization for CDI and at least 14,000 people die each year in the United States from CDI. The CDC also estimates that 20 – 40% of CDI recurs with standard antibiotic treatment. We believe that orally delivered phages are well suited to treat CDI. Researchers at the University of Leicester have discovered phages that have been shown to be effective in vitro and in vivo against clinically-relevant strains of C. difficile isolated from around the world. These same researchers have also shown phage cocktails to be effective in preventing C. difficile biofilm formation in vitro. While current pathogenic strains of C. difficile are not yet antibiotic-resistant, the CDC has categorized C. difficile as an urgent threat and has stated that CDI requires urgent and aggressive action. We believe that there may be a significant market opportunity for a phage therapy in treating this infection. We have conducted preclinical studies to select and optimize our phage cocktail and manufacturing strains as well as evaluate their efficacy in animal models. Data published in 2016 by our collaborators (Nale et al) in Frontiers in Microbiology suggest that the phages significantly reduced C. difficile biofilms in vitro, and in vivo prevented bacterial colonization in a wax model (G. mellonella) when pages were used alone or in combination with vancomycin and antibiotic commonly used to treat CDI.

Prior Clinical Development

In 2010, our wholly owned subsidiary, Biocontrol Ltd, reported a double-blind placebo-controlled, randomized Phase 1/2 clinical trial targeting chronic ear infections (otitis) caused by P. aeruginosa . To our knowledge, this was the first randomized placebo-controlled efficacy trial of bacteriophage therapy. Results were published demonstrating decreasing levels of P. aeruginosa in the ear and improvement of clinical condition with a single input dose of 2.4 nanograms of bacteriophage preparation. While this was a small trial (n=24), changes from baseline at the end of the trial in the test group (n=12) were statistically significant for both clinical condition (p=0.001) and bacterial load (p=0.016). No significant changes were seen in the control group (n=12) compared to baseline at the end of the trial. Difference between test and control groups was statistically significant by analysis by covariance on day 21 for bacterial count (p=0.0365). These results will need to be validated in larger well-controlled trials.

Anti-Infective Therapeutics Market

The market opportunity for antibiotics is large, with the market estimated to reach $44.7 billion in annual sales globally in 2020. Almost one in every five deaths worldwide occurs as a result of infection and, according to the World Health Organization, or WHO, many bacterial infections will become difficult or impossible to cure as the efficacy of current antibiotic drugs wanes. Despite the advances in antimicrobial and vaccine development, infectious diseases still remain as the third-leading cause of death in the United States and the second-leading cause of death worldwide.

The number of new antibiotics approved by the FDA and other global regulatory authorities has declined consistently over the last two decades. According to the PEW Charitable Trusts report, as of December 2016 there were an estimated 40 new antibiotics in clinical development for the U.S. market. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We therefore believe there is a need for new approaches to treat serious bacterial infections. Hospital-acquired (nosocomial) infections are a major healthcare problem throughout the world, affecting developed countries as well as resource-poor countries. The WHO reports that hospital-acquired infections are among the major causes of death and increased morbidity among hospitalized patients and estimates that more than 1.4 million people per year worldwide suffer from infectious complications from a hospital stay.

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

Infections also occur in patients with CF, which is a genetic disease affecting primarily Caucasians of northern European descent. According to the Cystic Fibrosis Foundation, there are approximately 50,000 cases of CF in North America and Europe. P. aeruginosa opportunistically infects the mucous membranes, primarily the lungs, of CF patients and quickly grows out of control, resulting in pneumonia. P. aeruginosa infections are notoriously resistant to known antibiotics, and treatment may be further complicated by the formation of biofilms. Biofilms are organized structures of microorganisms growing on solid surfaces (such as lung tissue) and often limit access of antibiotics to the covered tissues. Since phages attack bacteria in a manner independent of chemical antibiotic resistance mechanisms and can infect bacteria growing in biofilms, we believe that P. aeruginosa infection among CF patients represents a compelling indication to pursue. The availability of Pseudomonas-specific phages along with validated animal models of P. aeruginosa lung infections has contributed to the development of our bacteriophage program in CF.

Anti-Infective Treatments with Bacteriophages

Background

The dramatic rise in antibiotic resistance, the appearance of an increasing number of new “superbugs” and the lack of new antibiotics in the pipeline has prompted calls to action from many of the world’s major health bodies such as the CDC and the WHO, who warn of an “antibiotic cliff” and a “post-antibiotic era.” In 2009, the European Antimicrobial Resistance Surveillance System, or EARSS, concluded that “the loss of effective antimicrobial therapy increasingly threatens the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by The Antimicrobial Availability Task Force, or AATF, of the Infectious Diseases Society of America, or IDSA, and the European Centre for Disease Prevention and Control, or ECDC, in conjunction with the European Medicine Agency, or EMA. We therefore believe there is a pressing need to find alternative antibacterial therapies.

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

Our Strategy

Our strategy is to use techniques of modern biotechnology and current state-of-the-art practices for drug development in concert with existing regulatory guidance to develop a pipeline of bacteriophage products that will destroy bacteria such as MRSA, which are resistant to antibiotics. We intend to leverage advances in sequencing and molecular biology to build upon the demonstrated ability of using phages therapeutically to successfully treat bacterial infections. We may also use our bacteriophage technology to develop personalized targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have few or no other satisfactory treatment options. Our long-term strategy is to become the world leader in treating drug-resistant bacterial infections.

We supplement our internal resources with world-class scientific and medical collaborations throughout the world. For example, through a collaboration with The University of Adelaide in Australia and the University Hospital Ghent in Belgium, we conducted preclinical studies showing the ability of S. aureus phage preparations to kill over 140 clinical isolates from CRS patients demonstrating activity of greater than 90%. Furthermore, a S. aureus mixture was shown to be safe and efficacious in a preclinical sheep model of CRS. A Phase 1 clinical trial for this program was conducted at the University of Adelaide’s Queen Elizabeth Hospital for the treatment of patients suffering from CRS associated with S. aureus infection. In December 2016, we reported final results from the Phase 1 trial of AB-SA01 in patients with CRS. AB-SA01 met the trial’s primary endpoints of safety and tolerability and all nine patients enrolled in the study experienced a reduction in the quantity of S. aureus infecting their sinuses, with some patients showing complete eradication of the bacterial infection. In August 2016, we tested AB-SA01 against 90 S. aureus clinical isolates from CRS patients located in Belgium and showed similar activity to isolates obtained from Australian patients, highlighting the diverse geographic activity of our phage cocktail.

In collaboration with the U.S. Army, we completed a Phase 1 safety study under an IND that we believe will support the further development of a treatment for S. aureus infections for wound and skin infections. In December 2016, we reported final results from the Phase 1 trial to evaluate the safety and tolerability of AB-SA01. Overall, treatment with AB-SA01 was well tolerated when administered topically to the intact skin of healthy adults.

We collaborate with the Royal Brompton Hospital in London where we have demonstrated that a phage product candidate can survive nebulization, was effective in killing over 83% of recent clinical P. aeruginosa isolates, and in preclinical mouse models demonstrated that a phage mixture dose-dependently clears P. aeruginosa infection from the lung and reduced inflammation. We have completed selection of the phages for drug product selection for AB-PA01, and we may seek to conduct a Phase 1/2 study using AB-PA01 to treat CF patients with P. aeruginosa lung infections

Acquisitions

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

In November 2012, we completed the acquisition of Special Phage Holdings Pty Ltd, a company based in Australia, which we refer to as SPH, with the goal of combining SPH’s research on addressing the rapidly escalating problem of antibiotic resistance through the development of a series of bacteriophage-based treatments into our own development programs. We acquired SPH in exchange for shares of our common stock pursuant to the terms of a Stockholder Sale Agreement and a Managers Warranty Deed.

In connection with our acquisition of SPH, we entered into certain other arrangements, including the repayment under a Loan Repayment Deed (as amended) of a $770,000 loan originally made by Cellabs Pty Ltd, or Cellabs, an Australian company, to SPH, a consulting agreement with Dr. Anthony Smithyman and the payment of $3,017 per month to Cellabs for our laboratory space in Australia through December 31, 2015. Under the terms of the Loan Repayment Deed, the loan from Cellabs to SPH was repaid and fully satisfied partly in cash and partly by issuing 40,000 shares of our common stock to Cellabs. The SPH acquisition also included several phage therapy projects which had reached the pre-clinical or animal study stage, including the Brompton Hospital CF study and the Adelaide University MRSA CRS study and the University of Leicester C. difficile project. We believe that acquisition of SPH brought substantial phage scientific expertise and know-how to the Company.

In January 2016, we entered into an Asset Purchase Agreement, pursuant to which we purchased and received all rights, title and interest to two families of patents. The first patent family is titled “Bacteriophages useful for therapy and prophylaxis of bacterial infections.” This patent has been granted in Australia and China and allowed in Europe with prosecution pending in the United States and other countries. The second patent family is titled “Novel bacteriophages” and the U.S. patent application has been allowed, while prosecution is pending in many other countries. We also received clinical isolates for S. aureus which will bolster our libraries of clinically relevant strains. Additionally, we received know-how relating to certain formulation processes. We also have access to all previous dialogue between Novolytics and various regulatory organizations including the MHRA.

In connection with the Novolytics Purchase Agreement, we paid cash to Novolytics to cover expenses incurred in connection with winding up its phage-related business, as well as warrants to the shareholders of Novolytics to purchase up to an aggregate of 170,000 shares of our common stock, each with an exercise price of $12.00 per share. Pursuant to the terms of the Novolytics Purchase Agreement, we granted certain registration rights covering the resale of the shares of common stock underlying such warrants.

Strategic Alliances and Research Agreements

Global R&D Agreement with U.S. Army

In June 2013, we entered into a Research and Development Agreement with the U.S. Army Medical Research and Materiel Command. The Research and Development Agreement focuses on developing bacteriophage therapeutics to treat S. aureus, E. coli and P. aeruginosa infections, with the initial therapeutic development focus being wounds and skin infections from S. aureus, which is the leading pathogen in healthcare-associated infections in the United States as a whole, accounting for 30.4% of surgical site infections.

We retain global regulatory ownership and commercial rights to all products developed by us under the Research and Development Agreement. The U.S. Army Medical Research and Materiel Command will have the right to retain a non-exclusive license to use any products developed by or on behalf of the U.S. Government for non-commercial uses. We also have the rights to exclusively license any intellectual property developed by the U.S. Army Medical Research and Materiel Command under the collaboration on terms to be agreed upon.

The Research and Development Agreement expires in June 2018 and can be terminated by either the U.S. Army Medical Research and Materiel Command or us upon 60 days’ written notice to the other party at any time.

University of Leicester License Agreement

In September 2013, we entered into a license agreement with the University of Leicester which provides us with exclusive rights to certain patents and materials owned by the University of Leicester, as well as non-exclusive licenses to related know-how, to research, develop, manufacture, use and sell one or more phage therapy products for treating C. difficile infection or carriage in humans or animals.

Under the license agreement, we have paid an up-front fee and have agreed to pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. The license agreement expires on the later of the expiration of the licensed patents or September 2028, and is terminable by us at any time upon 60 days’ notice, by the University of Leicester (a) if we legally challenge the validity or ownership of any of the licensed patents, (b) if we fail to pay the fees, milestones or royalties due under the license agreement or (c) if we fail to make substantial commercial process and agree with Leicester that we will be unable to do so. The license agreement is also terminable by either party upon the material breach by the other party (subject to a 30-day cure period) or upon the other party’s bankruptcy or insolvency.

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

As of December 31, 2016, we owned or had exclusive license rights to a total of 65 patents and applications: five U.S. patents, seven U.S. patent applications, 40 foreign patents, and 13 foreign patent applications, expiring on various dates between 2024 and 2036. These patents and applications cover our lead phage-therapeutic programs and use thereof, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, biofilm disrupting agents, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

US 7758856 and national patents within the EU deriving from PCT WO2004062677; Bacteriophage for the treatment of bacterial biofilms

Under an existing license from the United Kingdom Secretary of State for the Department of Health (DoH), we have exclusive rights to a patent portfolio related to the use of bacteriophages combined with biofilm-disrupting agents in treating biofilm infections. This portfolio includes one issued patent in the United States and a patent granted in Europe (EP1587520 is validated in France, Germany, Netherlands, Switzerland, Liechtenstein and the United Kingdom). Claims issued in these patents include those directed to compositions and methods related to agents that are able to facilitate the penetration of biofilms, and their combination with therapeutic bacteriophage preparations. The U.S. patent is expected to expire in December 2026 (absent any extensions). The foreign patents are expected to expire in January 2024 (absent any extensions).

US 7807149, US 8105579, US 8388946, continuation application and national filings deriving from PCT WO2005009451; Bacteriophage containing therapeutic agents

Through our wholly owned subsidiary, Biocontrol Ltd, we own three granted U.S. patents and one pending U.S. continuation patent application with claims directed generally to bacteriophage compositions, therapeutic methods of using bacteriophages, and methods of treating bacterial infections by sequentially administering bacteriophages in combination with conventional antibiotics. The pending U.S. continuation application (US 13/757655) relates generally to panels of bacteriophages with different strain specificities for bacterial infections. Corresponding patents have been granted in Australia (AU2004258731), Europe (EP1663265 and EP2570130 — both patents are validated in the United Kingdom, Switzerland, Liechtenstein, Germany, Spain, France, Italy and the Netherlands), Japan (JP5731727 and JP5856556) and Canada (CA2533352). Claims issued in these patents include those directed to therapeutic and non-therapeutic applications of bacteriophage and the sequential use of antibiotics to treat bacterial infections. U.S. patents are expected to expire from July 2024 to March 2027 (absent any extensions). The foreign patents are expected to expire in July 2024 to March 2027 (absent any extensions).

US 8475787, continuation application and national filings deriving from PCT WO2008110840; Beneficial effects of bacteriophage treatment

Through our wholly owned subsidiary, Biocontrol Ltd, we own one granted U.S. patent (8475787), and one pending continuation application (14/625049). This patent family broadly relates to bacteriophage-induced induction of antibiotic sensitivity in a bacterial target, such as P. aeruginosa .. The granted U.S. patent is expected to expire in July 2029 (absent any extensions). Corresponding patents have been granted in Australia (AU2008224651), Europe (EP2136826 — validated in the United Kingdom, Switzerland/Liechtenstein, Germany, Spain, France, Italy and the Netherlands), and Japan (JP5988417 and JP6004543). A related Canadian application (CA2680108) has been allowed and will be officially granted upon the payment of the issuance fee due July 4, 2017. Foreign patents in this family are expected to expire in March 2028 (absent any extensions).

PCT WO2013/164640 (United Kingdom priority filing 1207910.9); Therapeutic bacteriophage compositions

Through our wholly owned subsidiary, Biocontrol Ltd, we own a Patent Cooperation Treaty, or PCT, application relating to the design of effective bacteriophage combinations and elimination of antagonistic effects between said bacteriophage. The PCT application published on November 7, 2013, and following International Preliminary Examination a positive patentability opinion issued. National/regional phase applications are currently pending in the U.S. (US14/398384), Canada (CA2871986), Europe (EP2874635), Japan (JP2015/523850), and Australia (AU2013255583). Patents issuing from this PCT, if any, are expected to expire in May 2032 (absent any extensions).

PCT WO2009/044163 (United Kingdom priority filing 0719438.4); Anti-bacterial compositions

Pursuant to the terms of the Asset Purchase Agreement with Novolytics Ltd., we acquired and currently own one U.S. continuation application (14/686315) relating to methods for killing/treating Staphylococcus and MRSA, among other bacteria, using a combined bacteriophage K and bacteriophage P68 composition. A corresponding patent has been granted in Australia (AU2008306626), and China (CN101835384), and Japan (JP6053727), while European application (EP2197284) has been allowed. Related applications are pending in Australia (AU2015264918) and Canada (CA2700646). The granted foreign patents are expected to expire October 2028 (absent any extensions).

PCT WO2013/068743 (United Kingdom priority filing 1119167.3); Novel bacteriophages

Pursuant to the terms of the Asset Purchase Agreement with Novolytics Ltd., we acquired and currently own a U.S. patent application (14/356869) relating to Staphylococcus aureus and MRSA therapeutics, and in particular Phage K mutants capable of targeting an increased number of Staphylococcus aureus strains when compared to wild-type Phage K, as well as uses of said mutant. U.S. patent application 14/356869 has been allowed. Related applications are also pending in Australia (AU2012335397), Canada (CA2890450), Japan (JP 2014/533943) and Europe (EP2776559). Any granted patents will expire in November 2033.

US 15/237496 (converted from United States provisional filing 62/204915); Therapeutic bacteriophage compositions

We own U.S. patent application 15/237496, which is directed to our AB-SA01 bacteriophage panel, mutants thereof, and methods of treating Staphylococcus aureus infections (including MRSA) comprising the use of same. Corresponding foreign applications are being pursued by way of a parallel PCT application. Any granted US patent is expected to expire in August 2036 (absent extensions). Corresponding foreign applications are being pursued by way of a parallel PCT application.

Our success in preserving market exclusivity for our product candidates relies on patent protection, including extensions to this where appropriate, and on data exclusivity relating to an approved biologic. This may be extended by orphan drug and/or pediatric use protection where appropriate. Once any regulatory period of data exclusivity expires, depending on the status of our patent coverage, we may not be able to prevent others from marketing and selling biosimilar versions of our product candidates. We are also dependent upon the diligence of our appointed agents in national jurisdictions, acting for and on our behalf, which manage the prosecution of pending domestic and foreign patent applications and maintain granted domestic and foreign patents.

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

There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. Other than our ongoing clinical trials there is, to our knowledge, one corporate-sponsored clinical trial currently enrolling. A French biotechnology company, Pherecydes Pharma, is acting as clinical trial sponsor of a Phase 1/2 clinical trial in Europe of a phage therapy for the treatment of burn wounds infected with either E. coli and P. aeruginosa , referred to as PhagoBurn. This clinical trial is a randomized, multi-center open label study to assess tolerance and efficacy of local treatment with a bacteriophage cocktail. A multi-center clinical trial also sponsored by Pherecydes Pharma evaluating a bacteriophage cocktail versus placebo for diabetic foot ulcers, is listed on clinicaltrials.gov as active but not yet enrolling. To our knowledge, a small number of biotechnology companies, including Synthetic Genomics and LytPhage, Inc., as well as academic institutions, have earlier stage discovery programs utilizing synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

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

Manufacturing and Supply

We have developed our own manufacturing capabilities at a facility in Ljubljana, Slovenia that is leased by our wholly owned subsidiary, AmpliPhi, Biotehnološke Raziskave in Razvoj, d.o.o. We believe that our facility complies with applicable cGMP regulations, which require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA, and certain state agencies, including the applicable government agency where the facility is located, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws.

After conducting a global search, we elected to proceed with establishing a wholly owned cGMP compliant manufacturing facility in Ljubljana, Slovenia. Upon final product selection, we plan to manufacture each of our product candidates in this facility. We have been able to access and hire highly skilled process development and phage manufacturing expertise and believe that we have control of our proprietary platform from phage identification through final product fill and finish. Our facility is comprised of approximately 6,000 sq. ft. of laboratory and office space, where we produce cGMP clinical trial supplies for our current and planned clinical trials. We believe this facility will be sufficient to meet our manufacturing needs through initial Phase 3 clinical trials. Our current formulation for AB-SA01 is intended for sinonasal or topical delivery via a nasal wash solution or dressed bandage. We plan to further optimize future formulations of our product candidates.

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

United States Product Development Process

In the United States, the FDA regulates biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or the PHS Act, and related regulations. Biological products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally includes the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements, or GLP, or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use or uses;

•	submission to the FDA of a Biologics License Application, or BLA, for a new biological product;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA which must occur before a biological product can be marketed or sold.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources even when approvals are inherently uncertain.

The strategies, nature, and technologies of bacteriophage products are different from the conventional antibiotic therapy products. From the regulatory requirements established to ensure the safety, efficacy and quality of bacteriophage preparations, there are several major points to consider during the development, manufacturing, characterization, preclinical study and clinical trial of bacteriophage. The major issues include:

•	bacteriophage preparation design (single agent versus phage mixes and wild-type phage versus genetically engineered phage);

•	proof of concept in development of bacteriophage products;

•	selectivity of bacteriophage replication and targeting to specific species of bacteria;

•	relevant animal models in preclinical studies; and

•	clinical safety and efficacy.

Before testing any compounds with potential therapeutic value in humans, the biological product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product biology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the biological product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30 day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be certain that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA. Clinical trials must be conducted in accordance with GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, or ethics committee if conducted outside of the U.S., at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. We intend to use third-party Clinical Research Organizations, or CROs, to administer and conduct our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. The failure by any of such third parties to meet expected timelines, adhere to our protocols or meet regulatory standards could adversely impact the subject product development program and we remain legally responsible for compliance with applicable laws and regulations governing the conduct of these clinical trials.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The product candidate is initially introduced into healthy human subjects and tested primarily for safety and dosage tolerance. Absorption, metabolism, distribution and excretion may also be tested.

•	Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggest that there may be a significant risk for human subjects. The FDA or the sponsor or, if used, its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients. Suspension of a clinical trial due to safety risks attributed to the investigational product will result in termination of the trial and possibly others that are underway.

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or other impurities with the use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

United States Review and Approval Processes

In order to obtain approval to market a biological product in the United States, a BLA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational product candidate for the proposed indication must be submitted to the FDA. The application includes all data available from nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s manufacture and composition, and proposed labeling, among other things. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Each BLA must be accompanied by a significant user fee. The FDA adjusts the user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the BLA is accepted for filing, the FDA reviews it to determine, among other things, whether the proposed product is safe and effective for its intended use, has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency, and purity. The FDA may refer applications for novel product candidates or those that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may ultimately decide that the BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

As a condition of approval, the FDA may require a sponsor of a drug or biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biological product may be subject to accelerated withdrawal procedures. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Patent Term Extension and Biosimilars

Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Pediatric exclusivity is a type of marketing exclusivity available in the U.S. under the Best Pharmaceuticals for Children Act, or BPCA, which provides for an additional six months of marketing exclusivity may be available if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials.

Biologics Price Competition and Innovation Act of 2009

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, amended the PHSA to create an abbreviated approval pathway for two types of “generic” biologics — biosimilars and interchangeable biologic products, and provides for a twelve year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the twelve year data exclusivity period will be extended for an additional six months. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of new products continues after approval, particularly with respect to cGMP. We will rely on third parties for the production of commercial quantities of any products that we may commercialize. We and third party manufacturers of our products are required to comply with applicable requirements in the cGMPs, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Labeling, Marketing and Promotion

The FDA closely regulates the labeling, marketing and promotion of drugs and biological products, including direct-to-consumer advertising, promotional activities involving the internet, and industry-sponsored scientific and educational activities. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to actively market a product only for the particular use and treatment approved by the FDA. In addition, any claims we make for our products in advertising or promotion must be appropriately balanced with important safety information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, injunctions and potential civil and criminal penalties.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice and state and local governments.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or a mutual recognition procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

Pricing and Reimbursement

Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of third-party reimbursement from payors at the federal, state and private levels. Third party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers and managed-care plans. We anticipate third party payors will provide reimbursement for our products. However, these third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Research and Development Expenses

Our research and development expenses for the years ended December 31, 2016 and 2015 were $5.7 million and $4.0 million, respectively.

Employees

As of March 17, 2017, we had 32 full time employees and one part time employee. Twenty-six of our full time employees are engaged in research and development activities and six full time employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

Facilities

Our principal offices occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. We also lease approximately 500 square feet of lab space in Richmond, Virginia, approximately 4,000 square feet of lab space in Brookvale, Australia, and approximately 6,000 square feet of lab and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

Corporate Information

We were incorporated under the laws of the State of Washington in March 1989 as a wholly owned subsidiary of Immunex Corporation and began operations as an independent company in 1992 as Targeted Genetics Corporation. In February 2011, we changed our name to “AmpliPhi Biosciences Corporation.”

Our principal executive offices are located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. The telephone number at our principal executive office is (858) 829-0829. Our website address is http://www.ampliphibio.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We will also provide the reports in electronic or paper form free of charge upon request. The SEC maintains a website that contains our public filings with the SEC and other information regarding the Company, at www.sec.gov. These reports and other information concerning the Company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website and the information contained on, or that can be accessed through our website, will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to continue our operations.

This Annual Report on Form 10-K for the year ended December 31, 2016 includes disclosures and an opinion from our independent outside auditors stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2016 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2016, we had cash and cash equivalents of $5.7 million, and we have had recurring losses from operations and negative operating cash flows since inception.

Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, collaborative or licensing arrangements and/or debt financing. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations through mid-April 2017, we cannot provide assurances that our estimates are accurate or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We will need to raise additional capital to support our operations and product development activities in 2017 and beyond. We may seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, or at all.

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

We have incurred losses in each year since our inception in 1992. As of December 31, 2016, our accumulated deficit was $381.4 million, $65.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2016 and 2015, we had losses from operations of $23.4 million and $10.2 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included Item 7 in this report.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. These limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with future private or public offerings, as well as changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.

We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. In connection with the correction of an immaterial error in the third quarter of 2016, and the restatement of our consolidated financial statements for the second quarter of 2015, we determined that we had a material weakness as of December 31, 2016, namely that our internal control over financial reporting, including control over the evaluation and review of complex and non-routine transactions, was not effective. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates may not be predictive of the results of later stage clinical trials.

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

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 1 and Phase 2 trials, does not ensure that later clinical trials will be successful. Our initial results from early stage clinical trials also may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials and most product candidates that commence clinical trials are never approved for commercial sale.

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

We completed an investigator-sponsored clinical trial of AB-SA01 at the University of Adelaide in Australia for CRS in December 2016. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan. During a telephonic meeting in February 2017, we received positive feedback from the FDA regarding our previously submitted proposal to proceed with a Phase 2 clinical trial of AB-SA01 for CRS. However, there can be no assurances that the FDA would ultimately support any decision by us to pursue a Phase 2 clinical trial based on data we currently have available.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of March 17, 2017, we had 32 full time employees and one part time employee. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We rely on third parties such as the U.S. Army for certain aspects of product development. We have worked with the U.S. Army for research and development of product candidates to treat S. aureus infections. Because we rely on third parties to conduct these activities, we have less control over the success of these programs than we would if we were conducting them on our own. Factors beyond our control that could impact the success of these programs include the amount of resources devoted to the programs by the applicable third party, the staffing of those projects by third-party personnel, and the amount of time such personnel devote to our programs compared to other programs. Failure of our third-party collaborators to successfully complete the projects that we are working on with them could result in delays in product development and the need to expend additional resources, increasing our expenses beyond current expectations.

We will rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We expect to use third parties, such as clinical research organizations or the U.S. Army, to assist in conducting our clinical trials. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit BLAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We may be required to issue a significant number of additional shares of common stock for no additional consideration to certain of our stockholders.

In April 2016 we entered into a Common Stock Issuance Agreement, or CSIA, with certain former holders, or the Holders, of our Series B Preferred Stock. We may be required to issue a significant number of additional shares of common stock for no additional consideration to the Holders. Pursuant to the CSIA, we agreed that if in the future we conduct one or more bona fide equity financings in which we sell shares of our common stock or preferred stock at a price of less than $4.05 per share, we will issue to the Holders, for no additional consideration, a number of additional shares of common stock, or Additional Shares, based on a specified formula. We refer to such rights of the Holders to receive Additional Shares as the Additional Issuance Rights. Specifically, in the event we conduct such a financing, the Holders will be entitled to receive (absent consideration of any applicable restrictions on the number of shares that can be issued in a non-public offering under NYSE MKT rules and interpretations without stockholder approval) in the aggregate a number of Additional Shares equal to (A) the product of (x) 1,037,053 multiplied by (y) a fraction, the numerator of which is $4.05 and the denominator of which is the lowest price per share paid by investors in such dilutive financing, or the Effective Price, less (B) 1,037,053 and all Additional Shares issued previously to the Holders pursuant to the Additional Issuance Rights. The foregoing formula will be reduced to the extent the resulting number of shares would exceed 19.99% of the outstanding shares of common stock immediately prior to the applicable financing, and is subject to further reductions related limitations under Section 713(a) of the NYSE MKT Company Guide.

Pursuant to Section 713(a) of the NYSE MKT Company Guide, stockholder approval is generally required prior to the issuance of common stock or common stock equivalents in connection with a transaction other than a public offering involving the sale, issuance, or potential issuance by the issuer of common stock or common stock equivalents equal to 20% or more of the outstanding shares of common stock as of immediately prior to the transaction for less than the greater of book or market value of the stock. At our 2016 annual meeting of stockholders on June 20, 2016, our stockholders approved the issuance by us of up to 1,037,053 Additional Shares, for purposes of Section 713(a) of the NYSE MKT Company Guide, to the extent required to satisfy the Additional Issuance Rights. On June 3, 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a combined price per share and associated warrant of $2.35. As a result of this offering, we issued to the Holders an aggregate of 750,206 Additional Shares. In November 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a price of $0.74 per share of common stock and $0.01 per accompanying warrant. Pursuant to the formula set forth in the CSIA, the Holders may claim that we have an obligation to issue them, in the aggregate, 2,224,078 Additional Shares as a result of the November 2016 public offering. However, under Section 713(a) of the NYSE MKT Company Guide, we are only permitted to issue 286,846 Additional Shares to the Holders without further stockholder approval. As of the date of this report, no Additional Shares have been issued to the Holders in connection with the November 2016 public offering. We may be required to obtain stockholder approval to issue additional shares beyond what we are currently allowed to issue them under Section 713(a) of the NYSE MKT, or provide other forms of consideration to the Holders, as a result of the November 2016 public offering or future financing transactions that we may conduct.

Our inability to comply in full with our obligation under the CSIA to issue shares to the Holders in connection with the closing of the most recent financing or any additional financing that triggers Additional Issuance Rights could have additional adverse consequences, including, without limitation:

•	the Holders may bring an action against us for breach of contract, or threaten to bring an action against us, either of which could require us to expend significant time and resources to resolve the matter, and we may not be successful;

•	we may need to seek approval from our stockholders in order to issue Additional Shares to the Holders, which would require us to expend time and resources, and our stockholders may not ultimately approve such issuance; and

•	we may need to provide other consideration to the Holders to settle potential claims arising from our inability to satisfy our contractual obligations under the CSIA, which could involve:

•	cash make-whole payments, which in turn would deplete our cash resources faster than we would otherwise anticipate; and

•	other unfavorable terms that could make it difficult for us to raise financing in the future, which would raise further doubts about our ability to continue as a going concern.

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

Any issuance or potential issuance of Additional Shares could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and have a material adverse effect on our business, results of operations and financial condition

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.

As of December 31, 2016, we had outstanding warrants to purchase an aggregate of 7,751,376 shares of our common stock at a weighted average exercise price of $2.29 per share, and outstanding options to purchase 748,938 shares of our common stock at a weighted average exercise price of $6.45 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to or less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2016, our executive officers, directors, greater than 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders could have the ability to influence us through this ownership position. These stockholders may be able to significantly affect or, acting together, control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000-23930), (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Pursuant to our 2016 Equity Incentive Plan, or the 2016 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 Plan will automatically increase on January 1 st of each year by up to 5% of all shares of our capital stock outstanding as of December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 300,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal corporate offices occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. We also lease approximately 500 square feet of lab space in Richmond, Virginia, approximately 4,000 square feet of lab space in Brookvale, Australia, and approximately 6,000 square feet of lab and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

Item 3.	LEGAL PROCEEDINGS

On November 12, 2016, we entered into a settlement agreement with NRM VII Holdings I, LLC (“NRM”) to settle a complaint filed by NRM in April 2016 against us and the members of our board of directors in the Superior Court of California, County of San Diego, alleging that we breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its shares of Series B redeemable convertible preferred stock into shares of our common stock. The complaint further alleged that the members of our board of directors who were named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. Pursuant to the settlement agreement, NRM dismissed the allegation with prejudice upon receipt of a cash payment of $2.0 million, which was paid to NRM by our insurance carrier in 2016. The settlement agreement contains mutual releases covering all claims that we or our affiliates, or NRM or its affiliates, have or may have against the other party or such other party's affiliates in connection with the allegation or otherwise as of the date of the settlement agreement.

Upon the automatic conversion of NRM's shares of our Series B convertible preferred stock into shares of our common stock on April 8, 2016, we became obligated to pay NRM accrued dividends in the amount of approximately $914,000, which had been fully accrued and recorded as a liability on the Company’s balance sheet. Upon NRM's receipt of the $2.0 million settlement payment described above, our accrued dividends payment obligation to NRM was extinguished. We have agreed to repay our insurance carrier an aggregate amount equal to the accrued dividends as follows: $100,000 in December 2016, approximately $205,000 in January 2017, approximately $305,000 in July 2017 and a final payment of $305,000 in October 2017.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock have been listed on the NYSE MKT since August 21, 2015 and before that, during the periods presented below, were quoted on the OTCQB. The trading symbol for our common stock is “APHB.”

The following table sets forth the range of reported high and low sales prices for our common stock on the NYSE MKT for the periods in the table below from August 21, 2015 through December 31, 2016, and the high and low bid quotations for the periods in the table from January 1, 2015 through August 20, 2015. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions. All prices prior to August 3, 2015 reflect an adjustment for our 1-for-50 reverse stock split.

Fiscal Year 2016	High	Low
Fourth Quarter ended December 31, 2016	$1.69	$0.36
Third Quarter ended September 30, 2016	$2.17	$1.15
Second Quarter ended June 30, 2016	$4.84	$1.45
First Quarter ended March 31, 2016	$5.49	$1.92

Fiscal Year 2015
Fourth Quarter ended December 31, 2015	$8.25	$3.00
Third Quarter ended September 30, 2015	$11.70	$3.95
Second Quarter ended June 30, 2015	$14.25	$8.00
First Quarter ended March 31, 2015	$15.00	$7.50

Holders of Common Stock

As of March 17, 2017, there were 157 holders of record of our common stock. As of such date, there were 16,488,120 shares of our common stock outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

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

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through December 31, 2016, we have received approximately $51.2 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of December 31, 2016, we had an accumulated deficit of $381.4 million, $65.8 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

For the years ended December 31, 2016 and 2015, we recognized revenues related to sub-licensing agreements from our former gene therapy program of $0.3 million and $0.5 million, respectively. We do not expect to recognize significant sub-license revenue from this program in future periods.

Research and Development

Research and development expenses for the year ended December 31, 2016 totaled $5.7 million compared to $4.0 million for the year ended December 31, 2015. The increase of $1.7 million was primarily related to increased personnel costs of approximately $0.7 million, acquisition of Novolytics assets of approximately $0.4 million, as well as increased clinical expenses. Research and development expenses were offset by the receipt in 2016 of $0.9 million in tax rebates from the Australian government for qualified research and development expenditures, as compared to $0.5 million received in 2015.

General and Administrative

General and administrative expenses for the year ended December 31, 2016 were $8.4 million compared to $6.7 million for the year ended December 31, 2015. The $1.7 million increase was primarily attributable to $1.8 million in compensation expenses, including $1.5 million of non-cash stock-based compensation, offset by a reduction of $0.4 million of professional and consulting expenses.

Impairment Charges

We performed an impairment review of our goodwill and In Process Research & Development (IPR&D) assets, which are indefinite lived intangible assets, as of December 31, 2016. Based on the impairment review, we concluded that our goodwill, with a book value of $7.6 million, was fully impaired. In addition, we recorded a $2.0 million impairment charge relating to our IPR&D asset, originally capitalized as a result of the acquisition of Biocontrol’s know-how and phage library. This IPR&D asset has a remaining book value of $5.3 million and continues to be utilized in the development of our treatment of P. aeruginosa infections.

Other Income (Expense)

We recorded gains of $3.0 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively, for the change in fair value on revaluation of our warrant and derivative liability. These gains were primarily attributable to a decline in the value of our common stock at December 31, 2016 and December 31, 2015 as compared to the prior year end values. We will continue to adjust this liability until the earlier of exercise or expiration of the warrants and derivative.

For the year ended December 31, 2016 and 2015, we recorded a gain of $1.5 million and $9.3 million, respectively, related to the change in fair value of our Series B preferred stock liability. These gains were primarily attributable to a decline in the value of our common stock in 2016 and 2015 compared to the prior year values. Series B preferred stock was fully converted into common stock in April 2016 and as a result, the Series B preferred stock liability was extinguished.

We recorded other expenses of $0.6 million and $0.3 million in 2016 and 2015, respectively, which consisted primarily of an allocation of the financing costs for warrants issued with our June 2016 and November 2016 financings, and our March 2015 private placement of common stock.

Income Taxes

We recorded an income tax benefit of $0.6 million in the year ended December 31, 2016, comprised of a $0.4 million income tax benefit related to a reduction of the existing deferred tax liability as a result of a $2.0 impairment charge for our IPR&D asset discussed above, and a $0.2 million income tax benefit as a result of reduction of deferred tax liability resulting from changes in UK enacted tax rates from 20% to 17% in 2016.

We incurred net operating losses for the years ended December 31, 2016 and 2015 and accordingly, we did not pay any U.S. federal or state income taxes. At December 31, 2016, the Company had U.S. gross net operating loss carry-forwards, or “NOLs”, of approximately $190.7 million, foreign NOLs of $8.9 million, $0.3 million of which was generated in 2016 and domestic research tax credit carry-forwards of approximately $3.1 million, net of a reserve for uncertain tax positions. The carry-forwards will begin to expire in 2018. Our gross net operating loss carry-forwards are subject to certain limitations on annual utilization as a result of changes in ownership of the Company, as defined by U.S. federal and state tax laws.

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

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $381.4 million as of December 31, 2016, $65.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $5.7 million and $9.4 million at December 31, 2016 and 2015, respectively.

Operating activities

Net cash used in operating activities for the year ended December 31, 2016 was $10.6 million. Net loss recorded during the year ended December 31, 2016 was $18.8 million, inclusive of a $4.5 million non-cash gain on derivative liabilities and a non-cash impairment charge of $9.5 million. Net cash used in operating activities for the year ended December 31, 2015 was $9.8 million. We recorded net loss for year ended December 31, 2015 of $0.5 million, including a non-cash gain on warrant liability of $0.6 million, a non-cash gain on Series B preferred stock derivative liability of $9.3 million The net increase in cash used in operating activities of $0.8 million from year 2015 to year 2016 is primarily related to an increase in research and development expenses, compensation costs, professional services costs, as well as the non-cash gain in derivative liability noted above.

Investing activities

Net cash used in investing activities was $0.3 million and $0.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. Net cash used in investing activities for the year ended December 31, 2016 and 2015 was primarily attributable to the leasehold improvements and the purchase of equipment for our Slovenia manufacturing facility.

Financing activities

Cash provided by financing activities for the year ended December 31, 2016 totaled $7.2 million, and was comprised of the gross proceeds of $5.0 million from the June 2016 registered direct offering, and $4.0 million from the November 2016 follow on public offering, less offering costs paid. Cash provided by financing activities for the year ended December 31, 2015 totaled $12.8 million, and was comprised of the gross proceeds of $13.0 million from the March 2015 private placement of common stock and warrants to purchase common stock, less $0.6 million of commissions and other cash expenses related to the issuance. We also received $0.4 million in proceeds from the exercise of warrants during 2015.

Future Capital Requirements

We believe our existing resources are sufficient to fund our planned operations through mid-April 2017. This estimate is based on our current product development timelines, projected staffing expenses, working capital requirements, and capital expenditure plans. Our estimate may ultimately prove incorrect or changed circumstances may result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional capital to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

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

Goodwill

The Company accounts for goodwill in accordance with provisions in ASC 350, Goodwill and Other Intangible Assets, which require that goodwill be tested for impairment at least annually. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if indicators of impairment are present. We determine whether goodwill may be impaired by comparing the carrying value of our single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in our consolidated statements of operations.

The Company estimated the fair value in step one of the goodwill impairment test based on the income approach which included discounted cash flows. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the probability of success of our research and development programs, timing of commercialization of these programs, as well as anticipated growth rates.

The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margins, selling, general and administrative expenses, and capital expenditures and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows, the Company estimated future revenue based on projected commercialization time, market penetration rate and probabilities of success for each of the research and development programs. Future cash flows were then discounted to present value at a discount rate of 16.8%. Terminal value is not incorporated in the analysis due to the nature of the pharmaceutical and bioscience products. The Company's market capitalization was also considered in assessing the reasonableness of the Company’s fair value as determined in step one of the goodwill impairment test. The Company’s assessment resulted in a fair value that was lower than the Company’s carrying value of net assets at December 31, 2016.

Based upon step one of the impairment test, the Company determined that its goodwill was impaired and that step two of the test was required to measure the amount of goodwill impairment. As a result of step two, the Company recorded a charge of $7.6 million, representing the write-off of the entire balance of goodwill, within loss from operations in the statement of operation during the year ended December 31, 2016.

In Process Research and Development

In Process Research & Development assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values, and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, we make a determination as to the then remaining useful life of the intangible asset and begin amortization. We periodically re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

We review our indefinite-lived intangibles, including IPR&D assets, for impairment at least annually. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinitely-lived intangible assets, including IPR&D, are impaired, fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

The Company estimated the fair value of our IPR&D assets based on the income approach which included discounting expected net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis of IPR&D are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included timing of clinical studies and regulatory approvals, the probability of success of our research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates. Management also determined that 16.8% was an appropriate discount rate to estimate the fair value of our IPR&D assets.

As a result of the impairment analysis performed, management concluded that our IPR&D assets of $5.2 million related to the 2012 acquisition of SPH’s know-how and phage libraries which are being utilized in our lead product candidate for development of a treatment for S. aureus infections was not impaired. Our IPR&D assets of $7.3 million related to the 2011 acquisition of Biocontrol’s know-how and phage library, which are being utilized in the development of our treatment of P. aeruginosa infections, were impaired. The Company recorded an impairment charge of $2.0 million, representing the excess of carrying amount over the fair value, within loss from operations for the year ended December 31, 2016.

Stock-Based Compensation Expenses

We use the fair value method to account for share-based payments in accordance with the authoritative guidance for share-based compensation. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model (Black-Scholes model) that uses assumptions regarding a number of complex and subjective variables, such as expected term and volatility. Changes in these assumptions may lead to variability with respect to the amount of expense we recognize in connection with share-based payments.

Warrant and Derivative Liability

We account for warrants and derivatives under the guidance of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, which require that warrants and derivatives classified as liabilities should be recorded at fair value and such fair value updated at each reporting period. We estimate liability classified instruments using a Monte Carlo valuation model and Black Scholes model, which require us to develop assumptions and inputs that have significant impact on such valuations. As a result of the revaluation of these liabilities to fair value at each reporting date, we recorded gains of $4.5 million and $9.9 million for the years ended December 31, 2016 and 2015, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

AMPLIPHI BIOSCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of AmpliPhi Biosciences Corporation

We have audited the accompanying consolidated balance sheets of AmpliPhi Biosciences Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmpliPhi Biosciences Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

San Diego, California

March 27, 2017

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash and cash equivalents	$5,711,000	$9,370,000
Accounts receivable, net	25,000	125,000
Prepaid expenses and other current assets	619,000	521,000
Total current assets	6,355,000	10,016,000
Property and equipment, net	1,072,000	1,131,000
In process research and development	10,461,000	12,446,000
Acquired patents, net	307,000	338,000
Goodwill	-	7,562,000
Total assets	$18,195,000	$31,493,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,659,000	$1,044,000
Deferred revenue	-	245,000
Accrued compensation	895,000	728,000
Dividends payable	38,000	368,000
Insurance premium liability	185,000	-
Note payable (Note 8)	803,000	-
Total current liabilities	3,580,000	2,385,000
Derivative liabilities	2,443,000	1,499,000
Deferred tax liability	2,449,000	3,005,000
Total liabilities	8,472,000	6,889,000

Commitments and Contingencies (Note 8)

Series B redeemable convertible preferred stock
$0.01 par value, 9,357,935 shares authorized at December 31, 2016 and 2015, respectively, no shares and 7,527,853 shares issued and outstanding at December 31, 2016 and 2015, respectively (liquidation preference of $0 and $13,383,000 at December 31, 2016 and 2015, respectively)	-	11,890,000

Stockholders’ equity
Common stock, $0.01 par value, 670,000,000 shares authorized at December 31, 2016 and 2015, 16,488,120 and 5,883,503 shares issued and outstanding at December 31, 2016 and 2015, respectively	165,000	59,000
Additional paid-in capital	390,918,000	375,177,000
Accumulated deficit	(381,360,000)	(362,522,000)
Total stockholders’ equity	9,723,000	12,714,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$18,195,000	$31,493,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015

Revenues	$260,000	$475,000
Operating expenses
Research and development	5,678,000	3,992,000
General and administrative	8,413,000	6,710,000
Impairment charges	9,547,000	-
Total operating expenses	23,638,000	10,702,000
Loss from operations	(23,378,000)	(10,227,000)
Other income (expense)
Change in fair value of derivative liabilities	4,538,000	9,940,000
Other expenses	(554,000)	(302,000)
Total other income, net	3,984,000	9,638,000
Loss before income taxes	(19,394,000)	(589,000)
Income tax benefit	556,000	73,000
Net loss	(18,838,000)	(516,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(3,580,000)	-
Accretion of Series B redeemable convertible preferred stock	(1,858,000)	(10,278,000)
Net loss attributable to common stockholders	$(24,276,000)	$(10,794,000)
Per share information:
Net loss per share of common stock - basic & diluted	$(2.47)	$(1.99)

Weighted average number of shares of common stock outstanding - basic & diluted	9,838,455	5,411,204

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity
					Additional		Total
	Series B		Common Stock		Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2014	8,671,040	$1,990,000	3,983,182	$40,000	$365,403,000	$(362,006,000)	$3,437,000
Net loss	-	-	-	-	-	(516,000)	(516,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	1,307,000	-	-	(1,307,000)	-	(1,307,000)
Accretion to redemption value of Series B redeemable convertible preferred stock	-	8,971,000	-	-	(8,971,000)	-	(8,971,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(1,143,187)	(378,000)	228,637	2,000	1,504,000	-	1,506,000
Common stock issued in March 2015 financing, net of offering costs	-	-	1,575,758	16,000	8,250,000	-	8,266,000
Warrants exercised	-	-	56,645	1,000	1,072,000	-	1,073,000
Warrants reclassified from liabilities to equity due to amendment of warrants	-	-	-	-	5,462,000	-	5,462,000
Warrants reclassified from liabilities to equity due to increase in authorized shares	-	-	-	-	3,281,000	-	3,281,000
Exercise of common stock options and other	-	-	39,281	-	-	-	-
Stock-based compensation	-	-	-	-	479,000	-	479,000
Stock-based compensation - severance	-	-	-	-	4,000	-	4,000
Balances, December 31, 2015	7,527,853	11,890,000	5,883,503	59,000	375,177,000	(362,522,000)	12,714,000
Net loss	-	-	-	-	-	(18,838,000)	(18,838,000)
Accretion of dividends on Series B redeemable convertible preferred stock	-	365,000	-	-	(365,000)	-	(365,000)
Accretion to redemption value of Series B redeemable convertible preferred stock	-	1,493,000	-	-	(1,493,000)	-	(1,493,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(7,527,853)	(13,748,000)	2,359,025	24,000	10,605,000	-	10,629,000
Warrants issued for Novolytics assets	-	-	-	-	204,000	-	204,000
Common stock issued in June 2016 financing, net of offering costs and warrants	-	-	2,127,660	21,000	2,613,000	-	2,634,000
Common stock issued in November 2016 financing, net of offering costs and warrants	-	-	5,335,000	53,000	632,000	-	685,000
Common stock issued pursuant to anti-dilution rights	-	-	750,206	7,000	1,538,000	-	1,545,000
Common stock issued under the employee stock purchase plan	-	-	32,726	1,000	12,000	-	13,000
Stock-based compensation	-	-	-	-	1,995,000	-	1,995,000
Balances, December 31, 2016	-	$-	16,488,120	$165,000	$390,918,000	$(381,360,000)	$9,723,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Operating activities:
Net loss	$(18,838,000)	$(516,000)
Adjustments required to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative and warrant liabilities	(4,538,000)	(9,940,000)
Impairment charges	9,547,000	-
Stock-based compensation	1,995,000	483,000
Costs related to equity offerings, and other	756,000	213,000
Deferred taxes	(556,000)	(73,000)
Noncash Interest expense	6,000	-
Amortization of patents	31,000	31,000
Depreciation expense	338,000	299,000
Gain on re-valuation of liquidated damages liability	-	(120,000)
Changes in operating assets and liabilities:
Accounts receivable, net	100,000	(25,000)
Accounts payable, accrued expenses, deferred revenue and other	298,000	(123,543)
Accrued compensation	167,000	172,543
Prepaid expenses and other current assets	105,000	(182,000)
Net cash used in operating activities	(10,589,000)	(9,781,000)
Investing activities:
Purchases of property and equipment	(279,000)	(210,000)
Net cash used in investing activities	(279,000)	(210,000)
Financing activities:
Proceeds from warrant exercises	-	396,000
Costs of Series B redeemable convertible preferred stock conversion to common stock	(173,000)	-
Dividend payments	(80,000)	-
Proceeds from equity offerings, net	7,566,000	12,384,000
Proceeds from stock issuance under employee stock purchase plan	13,000	-
Principal payment on note payable and other financing liability	(117,000)	-
Net cash provided by financing activities	7,209,000	12,780,000
Net (decrease) increase in cash and cash equivalents	(3,659,000)	2,789,000
Cash and cash equivalents, beginning of period	9,370,000	6,581,000
Cash and cash equivalents, end of period	$5,711,000	$9,370,000
Supplemental disclosure of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$1,858,000	$10,278,000
Fair value of warrant liability upon issuance	$4,745,000	$4,210,000
Unpaid offering costs	$69,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements

December 31, 2016 and December 31, 2015

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

The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows for the years ended December 31, 2016 and 2015. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of December 31, 2016, the Company had cash and cash equivalents of $5.7 million. Management believes that its existing resources will be sufficient to fund its planned operations through mid-April 2017. We plan to raise additional capital to support our operations and product development activities in 2017 and beyond. We may seek to raise capital through a variety of sources, including the public equity market, private equity financings, collaborative arrangements, license arrangements, and/or public or private debt. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, or at all.

The Company’s ability to raise additional funds will depend, in part, on the success of the Company’s preclinical studies and clinical trials and other product development activities, regulatory events, the Company’s ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect the value or prospects of the Company, as well as factors related to financial, economic, and market conditions, many of which are beyond the Company’s control. The Company cannot be certain that sufficient funds will be available to it when required or on acceptable terms, if at all. If adequate funds are not available on a timely basis or on acceptable terms, the Company may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of its development programs or other operations, dispose of technology or assets, pursue an acquisition of the Company by a third party at a price that may result in a loss on investment for its stockholders, enter into arrangements that may require the Company to relinquish rights to certain of its product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations and result in a loss of investment to its stockholders.

3.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits with commercial banks and financial institutions. Cash equivalents include short-term investments that have a maturity at the time of purchase of three months or less, are readily convertible into cash and have an insignificant level of valuation risk attributable to potential changes in interest rates.

Accounts Receivable

Accounts receivable amounts are stated at their face amounts less any allowance for doubtful accounts. Provisions for doubtful accounts are estimated based on assessment of the probable collection from specific customer accounts and other known factors. For the years ended December 31, 2016 and 2015, the provisions for doubtful accounts were immaterial.

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

Estimated Useful Lives
Laboratory equipment	5 – 10 years
Office and computer equipment	3 – 5 years
Leasehold improvements	Shorter of lease term or useful life

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets or asset groups. No impairment losses have been recorded since inception.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance, deferred licensing costs and deposits.

Goodwill

The Company accounts for goodwill in accordance with provisions in Accounting Standards Codification (“ASC”) No. 350, Goodwill and Other Intangible Assets, which require that goodwill be tested for impairment at least annually. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if indicators of impairment are present. We determine whether goodwill may be impaired by comparing the carrying value of our single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in our consolidated statements of operations.

The Company’s accounting policy is to perform the annual impairment assessment of goodwill as of December 31 each year. As of December 31, 2016, the Company had a compressed market capitalization, less than the carrying amount of goodwill. The Company estimated the fair value in step one of the goodwill impairment test based on the income approach which included discounted cash flows. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the probability of success of our research and development programs, timing of commercialization of these programs, as well as anticipated growth rates.

The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margins, selling, general and administrative expenses, and capital expenditures and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows, the Company estimated future revenue based on projected commercialization time, market penetration rate and probabilities of success for each of the research and development programs. Future cash flows were then discounted to present value at a discount rate of 16.8%. Terminal value is not incorporated in the analysis due to the nature of the pharmaceutical and bioscience products. The Company's market capitalization was also considered in assessing the reasonableness of the Company’s fair value as determined in step one of the goodwill impairment test. The Company’s assessment resulted in a fair value that was lower than the Company’s carrying value of net assets at December 31, 2016.

Based upon step one of the impairment test, the Company determined that its goodwill was impaired and that step two of the test was required to measure the amount of goodwill impairment. As a result of step two, the Company recorded a charge of $7.6 million, representing the write-off of the entire balance of goodwill, in the operating section of the statement of operations, for the year ended December 31, 2016.

In Process Research and Development

In Process Research & Development (IPR&D) assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition date fair values, and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, we make a determination as to the then remaining useful life of the intangible asset and begin amortization. We periodically re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

We review our indefinite-lived intangibles, including IPR&D assets, for impairment at least annually. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinitely-lived intangible assets, including IPR&D, are impaired, fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

The Company estimated the fair value of our IPR&D assets based on the income approach which included discounting expected net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis of IPR&D are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included timing of clinical studies and regulatory approvals, the probability of success of our research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates. Management also determined that 16.8% was an appropriate discount rate to estimate the fair value of our IPR&D assets.

As a result of the impairment analysis performed, management concluded that our IPR&D assets of $5.2 million related to the 2012 acquisition of SPH’s know-how and phage libraries which are being utilized in our lead product candidate for development of a treatment for S. aureus infections was not impaired. Our IPR&D assets of $7.3 million related to the 2011 acquisition of Biocontrol’s know-how and phage library, which are being utilized in the development of our treatment of P. aeruginosa infections, were impaired. The Company recorded an impairment charge of $2.0 million, representing the excess of carrying amount over the fair value, within loss from operations for the year ended December 31, 2016.

Patents

Patents are recorded at fair value and are amortized using the straight-line method over their estimated useful lives. As of December 31, 2016, the gross amount of our patent assets was $493,000 with accumulated amortization of $186,000. Annual patent amortization expense for the next five years and thereafter are estimated as follows:

Patent
Amortization
2017	$31,000
2018	31,000
2019	31,000
2020	31,000
2021	31,000
Thereafter through December 2026	152,000
Total patent amortization expense	$307,000

Stock-Based Compensation

The Company records compensation expense associated with stock options in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis, net of estimated forfeitures, over the requisite service period of the award. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Share-based compensation expense recognition is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Warrants, Preferred Shares Conversion Feature and Derivative Liabilities

The Company accounts for warrants and derivative instruments and preferred shares conversion feature under the applicable accounting guidance which requires the warrant and the preferred share features to be recorded as liabilities and adjusted to fair value at each reporting period. Changes in fair value of warrant and derivative liabilities are recorded as non-operating income or loss in the consolidated statements of operations.

Foreign Currency Translations and Transactions

The functional currency of our wholly owned subsidiaries is the U.S. dollar.

Revenue Recognition

The Company generates revenue from sub-licensing agreements from our former gene therapy program. Revenue under technology licenses typically consists of nonrefundable, up-front license fees, technology access fees, royalties on product sales, and various other payments. The Company classifies advance payments received in excess of amounts earned as deferred revenue.

Research and Development Costs

Research and development costs include salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses, which are partially offset by the benefit of Australian government tax rebates. The Company expenses research and development costs as incurred.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2016 and 2015, the Company has unrecognized tax benefits related to its domestic research tax credits of approximately $2.1 million and $2.1 million, respectively.

Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to common stockholders, less the impact under the two-class method of the preferred stockholders’ participation rights in the Company’s undistributed earnings, by the weighted average number of common shares outstanding during the period, excluding the dilutive effect of preferred stock, warrants to purchase common stock, and stock options.

Diluted net (loss) income per share of common stock is computed by dividing 1) the net (loss) income attributable to common stockholders, adjusted by income (loss) related to potential diluted preferred stock and warrants to purchase shares of our common stock by the sum of 2) the weighted average number of shares of common stock outstanding during the period plus the potential dilutive effects of preferred stock, warrants to purchase common stock, stock options outstanding during the period calculated in accordance with the treasury stock method, and any additional dilutive instruments, although these shares, options and warrants and dilutive instruments are excluded if their effect is anti-dilutive.

Reverse Stock Split

On August 3, 2015, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Washington that effected a 1-for-50 (1:50) reverse stock split of its common stock, par value $0.01 per share, effective August 7, 2015. On August 3, 2015, the Company also increased its authorized common stock from 445,000,000 to 670,000,000 shares. The par value of its common stock was unchanged at $0.01 per share, post-split. All warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-50 reverse stock split that was effected on August 7, 2015.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt this ASU on January 1, 2018, and is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company adopted this ASU as of December 31, 2016 and conformed its footnote disclosure in accordance with the disclosure requirements under this standard.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of a simplification initiative aimed at reducing complexity in accounting standards. Current U.S. GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is in the process of evaluating the potential impact of adopting the guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments , which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new guidance will be applied prospectively, and is effective for calendar year end companies in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

The Company estimates fair values of derivative instruments utilizing Level 3 inputs, which is based on the lowest level of any input that is significant to the fair value measurement. The Company uses the Monte Carlo and Black Scholes valuation technique for derivatives which embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk free rates) necessary to determine fair value of these instruments.

The Company’s derivative liabilities are marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations. Estimating fair values of derivative financial instruments, including Level 3 instruments, requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in our trading market price, the trading market price of various peer companies and other key assumptions. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect this sensitivity of internal and external factors.

Items measured at fair value on a recurring basis include common stock warrants, and embedded derivatives related to the Company’s redeemable convertible preferred stock, and a dilutive financing derivative liability established on April 8, 2016. During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
December 31, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$274,000	$274,000
Dilutive financing derivative liability	-	-	126,000	126,000
November 2016 offering warrant liability	-	-	2,043,000	2,043,000
Total liabilities	$-	$-	$2,443,000	$2,443,000

December 31, 2015
Liabilities
Series B preferred stock derivative liability	$-	$-	$1,493,000	$1,493,000
2011 Warrant liability	-	-	6,000	6,000
Total liabilities	$-	$-	$1,499,000	$1,499,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the years ended December 31, 2016 and 2015.

The following table sets forth a summary of changes in the fair value of the Company's Series B redeemable convertible preferred stock derivative, warrant liabilities and dilutive financing liability, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs.

			Series B Preferred	Dilutive Financing	November 2016
	2011 Warrant	June 2016 Offering	Stock Derivative	Derivative	Offering
	Liability	Warrant Liability	Liability	Liability	Warrant Liability
Balance, December 31, 2015	$6,000	$-	$1,493,000	$-	$-
Creation of derivative or warrant liability	-	1,816,000	-	2,282,000	2,929,000
Changes in estimated fair value	(6,000)	(1,542,000)	(1,493,000)	(611,000)	(886,000)
Payout from liability	-	-	-	(1,545,000)	-
Balance, December 31, 2016	$-	$274,000	$-	$126,000	$2,043,000

The fair value of the November 2016 offering warrant liability on the date of issuance and on December 31, 2016 was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrant is considered a Level 3 measurement. The following assumptions were used on November 22, 2016 (issuance date) and December 31, 2016:

	December 31, 2016	November 22, 2016
Volatility	112%	116%
Expected term (years)	4.89	5.00
Risk-free interest rate	1.91%	1.77%
Dividend yield	0.00%	0.00%
Exercise price	$0.75	$0.75
Common stock closing price	$0.44	$0.62

The fair value of the June 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used on June 3, 2016 (issuance date) and December 31, 2016:

	December 31, 2016	June 3, 2016
Volatility	118%	123%
Expected term (years)	4.42	5.00
Risk-free interest rate	1.80%	1.23%
Dividend yield	0.00%	0.00%
Exercise price	$2.25	$2.25
Common stock closing price	$0.44	$2.06

The dilutive financing derivative liability was recorded on the accompanying consolidated balance sheet at its initial value on April 8, 2016 and is marked-to-market at each balance sheet date until the liability is relieved. The fair value of the dilutive financing derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, expected future financings, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of future potential dilutive financings is considered a Level 3 measurement. The following assumptions were used to value the dilutive financing derivative liability from the inception date of April 8, 2016 through September 30, 2016:

Volatility	108 to 121%
Expected term (years), weighted average	1.75 to 2.23
Risk-free interest rate	0.58 to 0.79%
Dividend yield	0.00%
Stock price dilutive limit	$2.35 to $4.05
Common stock closing price	$1.52 to $3.68

From April 8, 2016, the date of the Common Stock Issuance Agreement (“CSIA”) through December 31, 2016, the Company raised capital from issuance of common stock and related warrants for gross proceeds of approximately $9.0 million that were dilutive in accordance with the provisions of the CSIA agreement. The Company issued 750,206 shares in June 2016 to the parties to the CSIA and the Company became obligated to issue additional common shares to the parties to the CSIA in connection with a financing transaction completed by the Company in November 2016. The maximum number of shares that the Company could issue under the rules of the NYSE MKT and the terms of the CSIA agreement was 286,846 shares as of December 31, 2016. As of the balance sheet date, the dilutive financing liability was valued at $126,000, based on the closing market price of the Company’s common stock of $0.44 per share multiplied by the 286,846 shares available to be issued.

The fair value of the Series B preferred stock derivative liability on each measurement date is estimated using the Monte Carlo valuation model. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, the expected term of the Series B redeemable convertible preferred stock, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the Series B redeemable convertible preferred stock conversion liability is considered a Level 3 measurement. On April 8, 2016, all outstanding Series B preferred stock was converted into common stock, and the remaining Series B preferred stock derivative liability balance of $91,000 was reversed and recorded as a gain in derivative liability on the Company’s consolidated statements of operations in the second quarter of 2016. The following assumptions were used at December 31, 2015:

Volatility	108 to 117%
Expected term (years), weighted average	0.50 to 2.50
Risk-free interest rate	0.49 to 1.19%
Dividend yield	0.00%
Exercise price	$7.00
Common stock closing price	$3.98

5.	Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	December 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(18,838,000)	$(516,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	(3,580,000)	-
Accretion of Series B redeemable convertible preferred stock	(1,858,000)	(10,278,000)
Net loss attributable to common stockholders - basic & diluted	$(24,276,000)	$(10,794,000)
Weighted average common shares outstanding - basic & diluted	9,838,455	5,411,204
Net loss per share of common stock - basic & diluted	$(2.47)	$(1.99)

The weighted average number of common shares outstanding for the basic loss per share calculation for the year ended December 31, 2016 included 286,846 shares that the Company was obligated to issue under the provisions of the CSIA agreement (Note 10 ) as of December 31, 2016.

The following outstanding securities at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2016 and 2015, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2016	2015
Options	748,938	669,769
Warrants	7,751,376	656,211
Series B redeemable convertible preferred stock	-	7,527,853
Total	8,500,314	8,853,833

6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
Laboratory equipment	$1,747,000	$1,494,000
Office and computer equipment	69,000	53,000
Leasehold improvements	188,000	188,000
Total	2,004,000	1,735,000
Less: accumulated depreciation and amortization	(932,000)	(604,000)
Property and equipment, net	$1,072,000	$1,131,000

Depreciation expense totaled $338,000 and $299,000 for the years ended December 31, 2016 and 2015, respectively.

7.	Income Taxes

For financial reporting purposes, (loss) income from continuing operations before income taxes includes the following components:

	December 31,
	2016	2015
United States	$(6,358,000)	$1,818,000
Foreign	(13,036,000)	(2,407,000)
Total	$(19,394,000)	$(589,000)

Our income tax benefit consists of the following components for 2016 and 2015:

	December 31,
	2016	2015
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Foreign	(556,000)	(73,000)
	(556,000)	(73,000)
Total	$(556,000)	$(73,000)

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets/(liabilities)
Net operating loss carry-forwards	$67,479,000	$65,425,000
Research and orphan drug credit carry-forwards	3,109,000	5,181,000
Depreciation and amortization	4,000	(3,000)
Stock options and other	1,010,000	479,000
Intangible assets	(2,367,000)	(3,079,000)
Net deferred tax assets	69,235,000	68,003,000
Valuation allowance for deferred tax assets	(71,684,000)	(71,008,000)
Net deferred tax liabilities	$(2,449,000)	$(3,005,000)

At December 31, 2016, the Company had U.S. gross net operating loss carry-forwards, or “NOLs”, of approximately $190.7 million, foreign NOLs of $8.9 million, $0.3 million of which was generated in 2016 and domestic research tax credit carry-forwards of approximately $3.1 million, net of a reserve for uncertain tax positions. The carry-forwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986 or the “Code”, as discussed further below. The NOL carry-forwards will begin to expire in 2018. The domestic research tax credit carry-forward will begin to expire in 2018. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

	December 31,
	2016	2015
Percent of pre-tax income:
U.S. federal statutory income tax rate	34.0%	34.0%
Warrant liability and preferred stock conversion liability	8.0%	573.8%
Difference in foreign vs U.S. statutory rates	(1.5)%	(21.8)%
Stock option forfeitures & expirations	(0.6)%	(138.2)%
State taxes, net of federal benefit	(3.8)%	-%
Non-deductible stock issuance costs	(1.0)%	(17.9)%
Australia Refundable R&D tax offset	(5.2)%	27.8%
Effect of tax rate changes	0.3%	12.4%
Goodwill Impairment	(13.2)%	-%
Change in reserve of uncertain tax positions	(10.7)%	-%
All other	0.1%	(2.9)%
Subtotal	6.4%	467.2%
Change in valuation allowance	(3.5))%	(454.8)%
Effective income tax rate	2.9%	12.4%

We recorded an income tax benefit of $0.6 million in the year ended December 31, 2016, comprised of a $0.4 million income tax benefit related to a reduction of the existing deferred tax liability as a result of a $2.0 impairment charge for our IPR&D asset discussed above, and a $0.2 million income tax benefit as a result of reduction of deferred tax liability resulting from changes in UK enacted tax rates from 20% to 17% in 2016.

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

The Company has unrecognized tax benefits of approximately $2.1 million related to its domestic research tax credits as of December 31, 2016. The credits are subject to a valuation allowance and thus, any change to the uncertain tax position reserve would not result in an income tax benefit or expense.

The Company is subject to U.S. federal tax examinations by tax authorities for the years 1998 to 2015 due to the fact that NOLs exist going back to 1998 that may be utilized on a current or future year tax return.

The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalties. The Company does not expect its unrecognized tax benefits will change significantly over the next twelve months.

8.	Commitments and Contingencies

Operating Leases

Rent expense under operating leases was $227,000 and $192,000 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under noncancelable lease agreements as of December 31, 2016, were as follows:

Operating
Leases
2017	$61,000
2018	38,000
2019	6,000
Total minimum lease payments	$105,000

The Company entered into an agreement with Virginia Biotechnology Research Partnership Authority for Richmond, Virginia laboratory space. At December 31, 2016, the Company’s minimum payment commitment for the Richmond laboratory space was approximately $14,000.

In June 2015, the Company entered into an agreement with Savills Studley, Inc. for San Diego, California office space. The agreement renews on a monthly basis, until terminated by the Company. At December 31, 2016, the Company’s minimum payment commitment for the San Diego office space was approximately $6,000.

In February 2014, the Company entered into an agreement with Avtotehna d.o.o. for manufacturing and research space in Ljubljana, Slovenia. The lease has a termination date of February 2019, with extension provisions at the option of the Company, and a monthly payment of $3,128. At December 31, 2016, our minimum payment commitment for the Ljubljana space was approximately $81,000. In addition, the Company expended $185,000 in 2014 for leasehold improvements related to this facility. These costs are being amortized on a straight-line basis over the life of the related lease, or the useful life of the asset, whichever is shorter.

Legal Proceedings

On November 12, 2016, we entered into a settlement agreement with NRM VII Holdings I, LLC (“NRM”) to settle a complaint filed by NRM in April 2016 against the Company and its members of the board of directors, alleging that the Company breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its shares of Series B redeemable convertible preferred stock into shares of our common stock. Pursuant to the settlement agreement, NRM dismissed the allegation with prejudice upon receipt of a cash payment of $2.0 million, which was paid to NRM by our insurance carrier in November 2016. The settlement agreement contains mutual releases covering all claims that we or our affiliates, or NRM or its affiliates, have or may have against the other party or such other party's affiliates in connection with the allegation or otherwise as of the date of the settlement agreement.

Upon the automatic conversion of NRM's shares of our Series B convertible preferred stock into shares of our common stock on April 8, 2016, we became obligated to pay NRM accrued dividends in the amount of approximately $914,000. The accrued dividends obligation to NRM was reflected in current liabilities on our consolidated balance sheet at September 30, 2016. Upon NRM's receipt of the $2.0 million settlement payment described above, our accrued dividends payment obligation to NRM was extinguished. We have agreed to repay our insurance carrier an aggregate amount equal to the accrued dividends, or $914,000, of which $100,000 was paid in December 2016, and the remainder of the balance of $803,000, net of imputed interest, was included in the consolidated balance sheet as of December 31, 2016 as Note Payable, and would be paid as follows: approximately $205,000 in January 2017, approximately $305,000 in April 2017 and a final payment of $305,000 in July 2017. In March 2017, the payment terms of the last two installments of $305,000 each were modified to be payable in July 2017 and October 2017, respectively.

9.	Collaborative and Other Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement is focused on developing and commercializing bacteriophage therapeutics to treat S. aureus infections. During the years ended December 31, 2016 and 2015, the Company recorded no payments to Walter Reed Army Institute of Research under the Collaborative Research and Development Agreement.

In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation (the “ECC Agreement”). This agreement allowed the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. Pursuant to the agreement, the Company was required to pay Intrexon, in cash or stock, milestone fees of $2,500,000 for the initiation and commencement of the first Phase 2 trial and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company was required to pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2016. During the year ended December 31, 2016, the Company recorded $61,000 in expenses under the Exclusive Channel Collaboration Agreement, with cash payments totaling $117,000. During the year ended December 31, 2015, the Company recorded $178,000, in expenses under the Exclusive Channel Collaboration Agreement, with cash payments for the year ended December 31, 2015 totaling $125,000. On April 13, 2016, the Company provided written notice to Intrexon of its election to voluntarily terminate the ECC Agreement. The effective date of the termination was July 12, 2016. As of December 31, 2016, the Company had no liability recorded for amounts due to Intrexon. The Company did not incur any early termination penalties as a result of the termination of the ECC Agreement.

In April 2013, the Company entered into a collaboration agreement with the University of Leicester to develop a phage therapy that targets and kills all toxin types of C. difficile. In August 2013, the Company entered into a collaboration agreement with both the University of Leicester and the University of Glasgow to carry out certain animal model development work. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provided payments to the University of Leicester to carry out in vitro and to the University of Glasgow to carry out animal model development work on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. The Company licensed related patents, materials and know-how from the University of Leicester pursuant to a license agreement entered into in September 2013 (the “Leicester License Agreement”). Under the Leicester Development Agreements, the University of Leicester agreed to provide the bacteriophage and act as overall project coordinator for the development work. All rights, title and interest to any intellectual property developed under the Leicester Development Agreements belong to the Company. Under the Leicester License Agreement, the Company has exclusive rights to certain background intellectual property of the University of Leicester, for which it agreed to pay the University of Leicester royalties based on product sales and make certain milestone payments based on product development. In November 2015 the Company and the University of Leicester entered into a new collaboration agreement in order to renew the parties’ collaboration. This collaboration agreement was set to expire on November 12, 2018. In March 2017, the Company provided the 180 days’ notice to terminate the collaboration agreement originally entered into in November 2015 with University of Leicester. During the year ended December 31, 2016, the Company recorded $166,000 in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments totaling $202,000. During the year ended December 31, 2015, the Company recorded $265,000 in expenses to the University of Leicester under the Leicester Development Agreements, with cash payments in the amount of $290,000. During the year ended December 31, 2016, the Company recognized no expenses and made no cash payments to the University of Glasgow under the Leicester Development Agreements. During the year ended December 31, 2015, the Company paid and expensed $61,000 to the University of Glasgow under the Leicester Development Agreements. In March 2017, the Company provided the 180 days’ notice to terminate the collaboration agreement with University of Leicester.

 In September 2015, the Company entered into a non-exclusive patent license agreement with Takara Bio Inc. (the Takara Agreement). Under this agreement Takara licensed certain patents from the Company related to AAV1 Vector gene delivery systems, for which the Company is an exclusive licensor with the University of Pennsylvania. The Company received a $40,000 non-refundable, up-front licensing payment and is entitled to receive royalties from Takara of 12.0% of net license product sales and 6.0% of service revenues associated with the licensed products. The agreement calls for minimum annual royalties of $15,000 that commenced on February 28, 2016. In addition, the Takara Agreement provides milestone fees to the Company of $30,000 of the first $1,000,000 of licensed product revenues by Takara and an additional $40,000 when cumulative net sales of the licensed product by Takara exceed $2,000,000. During the year ended December 31, 2016, the Company recognized revenue of $15,000 under the Takara Agreement. No such revenue was recognized during the year ended December 31, 2015.

10.	Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s board of directors approved a resolution designating 9,357,935 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 per share and par value of $0.01 per share. As of April 7, 2016, each Series B share was convertible into 0.20 shares of common stock and was entitled to the number of votes equal to the number of shares of common stock into which such Series B share could be converted. The Series B shares were convertible into common stock by the holder of the shares at any time. The Series B shares were subject to automatic conversion into common stock upon the election of the holders of at least two-thirds of the outstanding Series B shares. In addition, pursuant to the Company’s Articles of Incorporation, the Series B shares were automatically convertible into common stock upon the occurrence of an underwritten initial public offering by the Company that satisfied certain conditions. Holders of the Series B shares were entitled to receive cumulative cash dividends at the rate of 10% of the Series B stated value. Such dividends accrued from day-to-day commencing on the original issue date, whether or not earned or declared by the board of directors, and were compounded annually. The Series B shares were redeemable by the Company at any time on or after June 26, 2018, upon the election of the holders of at least two-thirds of the outstanding Series B shares for an amount equal to the original issue price per share plus any accrued and unpaid dividends. Holders of the Series B shares were entitled to a liquidation preference in an amount equal to the Series B stated value of $1.40 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event of a merger or acquisition of the Company. In connection with the private placement of Series B shares, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative included a redemption feature, multiple dividend features, as well as multiple conversion features with specified anti-dilution adjustments for certain financing transactions involving the issuance of securities at a price below a minimum issuance price of $7.00 per share.

From December 31, 2015 to April 7, 2016, the Company had accreted $1,858,000 from additional paid-in capital to Series B redeemable convertible preferred stock to adjust the redemption value of the Series B.

On April 8, 2016, certain holders of over two-thirds of the Company’s then outstanding shares of the Series B stock (the “Holders”) elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with Section 4.4.4(b)(ii) of the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 1,505,560 shares of common stock.

On April 8, 2016, the Company entered into the CSIA with the Holders pursuant to which the Company agreed to issue the Holders an aggregate of 853,465 shares of the Company’s common stock. Pursuant to the CSIA, the Company and the Holders also agreed to amend the common stock warrants previously issued to the Holders in June 2013 in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B. The Holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by the Company.

The transaction was accounted for based on the difference between the fair value of the consideration transferred, which includes the common stock issued and amendment of the warrants, to the Holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016.

The terms of the CSIA provided that if, after the date of the CSIA, the Company conducts one or more bona fide equity financings in which it sells shares of common stock or preferred stock at a price less than $4.05 per share (each, a “dilutive financing”), the Company will be required to issue to the Holders additional shares of common stock based on a specified formula until the obligation expires. The obligation to issue additional shares in the event of any such dilutive financing i) only applies to the lowest priced financing conducted after the date of the CSIA for which shares additional shares have been previously issued, (ii) is subject to a specified 19.99% limitation and (iii) will expire at such time the Company has raised $10.0 million in gross proceeds from the sale of common stock and/or preferred stock in a bona fide financing or financings or June 30, 2018, whichever occurs first.

On June 3, 2016, the Company completed a registered public offering of shares of common stock and warrants at a combined per share purchase price of $2.35, resulting in aggregate gross proceeds of $5.0 million. On November 22, 2016, the Company completed an additional underwritten public offering of common stock and warrants at a combined per share purchase price of $0.75, for gross proceeds of approximately $4.0 million. These two offering qualified as dilutive financings under the terms of the CSIA.

On June 20, 2016, the Company obtained stockholder approval for the issuance of up to 1,037,053 shares of common stock to the Holders to the extent required by the terms of the CSIA in connection with one or more dilutive financings completed subsequent to the agreement date. Subsequent to the June and November 2016 financings and as of December 31, 2016, the maximum number of shares the Company could issue to the Holders pursuant to a future dilutive financing was 286,846 shares under the rules of the NYSE MKT. The Company may be contractually required to issue additional shares for no consideration in excess of the maximum number of shares it is currently permitted to issue. The actual number of shares that the Company may be required to issue to the Holders pursuant to the provisions of the CSIA in connection with the closing of a future dilutive financing will depend on the actual price per share of common stock at that such financing. The Company may not be able to comply with its contractual obligation to issue these additional shares.

The CSIA requires the delivery of shares in the event of a future dilutive financing. The Company determined this was a conditional forward contract and recorded a derivative liability as of April 8, 2016 in the amount of $2.3 million for potential future dilutive financings. On June 3, 2016, the future financing derivative liability was adjusted by the fair value of the dilutive shares issuable of $1.5 million as a result of the June offering. The derivative liability was marked-to-market as of December 31, 2016, resulting in a gain of $611,000 for the year ended December 31, 2016.

The consolidated balance sheet as of December 31, 2016 reflects dividends payable of $38,000 to former holders of preferred stock, which are classified as current liabilities.

11.	Warrants

On January 4, 2016, the Company entered into an Asset Purchase Agreement with Novolytics Limited (the “Purchase Agreement”), to purchase certain preclinical materials and intangible assets, including patent rights, from Novolytics, an unrelated third party. In consideration for the assets acquired, the Company paid cash consideration of approximately $205,000 and issued warrants to purchase an aggregate of 170,000 shares of the Company’s common stock. The warrants have an exercise price of $12.00 per share and contain certain registration rights. The fair value of the warrants issued was $204,000, based on a Monte Carlo valuation model and are classified as equity in the consolidated balance sheet as of December 31, 2016. The Company expensed the total value provided for the acquired assets of $409,000 as in-process research and development as of the acquisition date given there was no alternative future use of the acquired assets due to the early stage nature of the technology and preclinical materials.

On April 8, 2016, the Company modified 315,244 warrants held by the Holders, in accordance with the terms of the CSIA (see Note 10).

On June 3, 2016, the Company issued warrants exercisable for an aggregate of 1,063,830 shares of common stock at an exercise price of $2.25 per share in connection with the closing of a registered public offering of common stock and warrants (see Note 15).

On November 22, 2016, the Company issued warrants exercisable for an aggregate of 5,335,000 shares of common stock at an exercise price of $0.75 per share in connection with the closing of a registered public offering of common stock and warrants (see Note 15).

The following table provides a summary of warrants outstanding, issued or expired for the year ended December 31, 2016. Also included are the average exercise price per share and the aggregate proceeds to the Company if exercised as of December 31, 2016:

	$0.75		$2.25		$4.05 - $8.25		$10.75 - $23.00		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Balance, December 31, 2015	-	$-	-	$-	694,062	$5.82	515,587	$11.39	1,209,649	$8.19
Issuances	5,335,000	0.75	1,063,830	2.25	-	-	170,000	12.00	6,568,830	1.28
Expiration	-	-	-	-	-	-	(27,103)	23.00	(27,103)	23.00
Balance, December 31, 2016	5,335,000	$0.75	1,063,830	$2.25	694,062	$5.82	658,484	$11.07	7,751,376	$2.29

Aggregate proceeds if exercised	$4,001,250		$2,393,618		$4,039,441		$7,289,418		$17,723,727

12.	Stock-based Compensation

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the 2016 Plan). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s board of directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 1,000,000 new shares were added to the authorized share reserve under the 2016 Plan.

The Company accounts for stock options related to its stock incentive plans under the provisions of ASC 718, Stock Compensation, which requires the recognition of the fair value of stock-based compensation. The Company uses the Monte Carlo valuation model to estimate the fair value of certain stock options with market-based vesting requirements. This method of option pricing involves the use of inputs such as the market value of the Company’s common stock, stock price volatility, the period during which the options will be outstanding, the rate of return on risk-free investments, expected dividend yield for the Company’s stock, and certain estimates of future value of the Company’s common stock. The fair value of stock options with performance and service conditions was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718, including expected dividend, expected life, expected volatility and forfeiture rate of each award, as well as the prevailing risk-free interest rate and the fair value of the underlying common stock on the date of grant. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method of amortization. The assumptions used in the Black-Scholes option valuation model for the years ended December 31, 2016 and 2015 are set forth below.

The following are the assumptions for the periods in which we granted stock options:

•	Expected Dividend : The Company does not anticipate paying any dividends on its common stock.
•	Expected Life : The expected life represents the period that the Company expects its stock-based awards to be outstanding. The Company’s expected life assumption was based on the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid point between the option vesting date and the expiration date. The Company’s estimation of the expected life for stock options granted to parties other than employees or directors is the contractual term of the option award.
•	Expected Volatility : The Company’s expected volatility represents the weighted average historical volatility of the shares of its common stock for the expected life of the stock options.
•	Risk-Free Interest Rate : The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term. Where the expected term of its stock-based awards does not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities.
•	Forfeiture Rate : The Company applies an estimated forfeiture rate of 8% which is derived from historical forfeited shares. If the actual number of forfeitures differs from our estimates, the Company may record additional adjustments to compensation expense in future periods.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock option grants were as follows:

	Year ended December 31,
	2016	2015
Risk-free interest rate	1.22 - 1.63%	1.55 - 1.78%
Expected volatility	113 - 123%	139%
Expected term (in years)	6.0	6.0 - 10.0
Expected dividend yield	0%	0%

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

The estimated grant-date fair value of the Company’s stock-based awards is amortized ratably over the awards’ service periods. Stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2016	2015

Research and development	$138,000	$122,000
General and administrative	1,857,000	361,000
Total stock-based compensation	$1,995,000	$483,000

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

		Options Outstanding
				Average
			Weighted	Remaining
	Shares		Average	Contractual
	Available		Exercise	Term	Intrinsic
	For Grant	Shares	Price	(Years)	Value
Balance, December 31, 2014	785,000	440,695
Granted	(596,569)	596,569
Exercised	-	(214,815)
Forfeited/Cancelled	15,000	(152,680)
Shares authorized	520,000	-
Balance, December 31, 2015	723,431	669,769	$8.68	9.29	$-
Granted	(264,208)	264,208	2.65	-	-
Exercised	-	-	-	-	-
Forfeited/Cancelled	180,939	(185,039)	9.00	-	-
Shares authorized	1,000,000	-	-	-	-
Balance, December 31, 2016	1,640,162	748,938	$6.45	8.65	$-
Vested or expected to vest at December 31, 2016		703,508	$6.57	8.62	$-
Exercisable at December 31, 2016		316,107	$8.88	8.20	$-

The aggregate intrinsic value of unvested options and options exercisable as of December 31, 2016 was zero, based on the Company’s closing stock price of $0.44 per share and a weighted average exercise price of $4.68 and $8.88, respectively. As of December 31,2016, the Company had 432,831 unvested outstanding options, with a weighted average exercise price of $4.68 per share and weighted average grant date fair value of $4.12 per share.

During the year ended December 31, 2016, the Company issued 264,208 common stock options to its employees and an executive with an average exercise price of $2.65 per share. Included in this amount were 99,919 stock options, with an exercise price of $2.85 per share, to its Chief Financial Officer, pursuant to his employment agreement dated January 18, 2016.

As of December 31, 2016, there was $1.4 million of total unrecognized compensation expense related to unvested stock options that will be recognized over the weighted average remaining period of 2.59 years.

Employee Stock Purchase Plan (ESPP)

On June 20, 2016, the Company’s stockholders approved the Company’s 2016 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock on a voluntary basis. The shares are sold to participants at a price equal to the lesser of 85% of the fair market value of the Company’s common stock at the (i) beginning of the offering period, or (ii) end of the six month purchase period. The ESPP provides for four six month purchase periods during each 24 month term. The initial shares provided for under the plan were 120,000, and automatically increase annually as allowed for under the ESPP, beginning January 1, 2017 and through January 1, 2026.

During the year ended December 31, 2016, 32,726 shares were issued under the ESPP and the Company recognized $12,000 in compensation expenses related to the ESPP.

Shares Reserved For Future Issuance

As of December 31, 2016, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	748,938
Employee stock purchase plan	87,274
Available for future grants under the 2016 Plan	1,640,162
Warrants	7,751,376
Total shares reserved	10,227,750

13.	Employee Retirement Plan

The Company sponsors an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company did not make any matching contribution to the 401(k) plan for the years ended December 31, 2016 and 2015.

14.	Related Parties

Randal J. Kirk, the father of Julian P. Kirk, a former member of our board of directors, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital stock of Intrexon. Randal J. Kirk was also deemed a holder of more than five percent of the shares of our common stock, as described in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 annual meeting of stockholders. In March 2013, the Company entered into an Exclusive Channel Collaboration Agreement with Intrexon Corporation. This agreement allowed the Company to utilize Intrexon’s synthetic biology platform for the identification, development and production of bacteriophage-containing human therapeutics. The Company paid a one-time technology access fee in 2013 to Intrexon of $3,000,000 in common stock. The Company was required to pay Intrexon, in cash or stock, milestone fees for the initiation and commencement of the first Phase 2 trial of $2,500,000 and $5,000,000 upon the first regulatory approval of any product in any major market country. With regard to each product sold by the Company, the Company agreed to pay, in cash, tiered royalties on a quarterly basis based on net sales of AmpliPhi Products, calculated on a product-by-product basis. No milestones have been met and no milestone payments have been paid to Intrexon through December 31, 2016. The Company paid $117,000 and $125,000 to Intrexon in 2016 and 2015, respectively, for technical services rendered under the agreement. There was no liability due to Intrexon as of December 31, 2016. The Exclusive Channel Collaboration Agreement with Intrexon was terminated in 2016.

As of December 31, 2016, the Company had a liability of $10,000 payable to Biosciences Managers, where a member of our board of directors serves at the managing director, and such amount represented reimbursement of travel expenses.

15.	Stockholders’ Equity

On November 22, 2016, the Company completed an underwritten public offering of 5,335,000 shares of its common stock and warrants to purchase up to an aggregate of 5,335,000 shares of common stock. Each share of common stock was sold together with a warrant to purchase one share of common stock at a combined purchase price of $0.75 per unit, for aggregate gross proceeds to the Company of $4.0 million. The warrants have an exercise price of $0.75 per share, were exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $3.7 million after deducting placement agent fees and other offering expenses payable by the Company.

Pursuant to an Underwriting Agreement dated November 17, 2016, by and between the Company and Roth Capital Partners, LLC (“Roth”) and Griffin Securities, Inc. (“Griffin”), Roth and Griffin acted as co-placement agents for the offering. The Company agreed to pay an aggregate cash fee for placement agent services equal to 6.0% of the gross proceeds of the offering (the “Placement Agent Fee”), as well as a non-refundable legal reimbursement fee of $70,000.

The Company evaluated the warrants issued in the offering and determined the warrant instruments should be accounted for as a liability primarily because the warrant is not indexed to the Company’s common stock due to exercise price adjustment provision and the Company may be required to pay the warrant holders cash under certain circumstances. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $2.9 million, based on a valuation using the Monte Carlo valuation model. The remaining balance of $1.1 million, after deducting the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.7 million, including placement agent fees and legal expenses. Of this amount, $0.3 million was allocable to the warrants and recorded as other expense in the Company’s consolidated statements of operations based on the relative fair value of the warrants to the common stock.

The derivative liability for the warrants was marked-to-market at December 31, 2016, with the decrease in fair value of $886,000 recorded as a component of change in fair value of derivative liability in the Company’s consolidated statement of operations (see Note 4) for the year ended December 31, 2016.

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

Pursuant to a Placement Agent Agreement dated May 31, 2016, by and between the Company and Roth and Griffin, Roth and Griffin acted as co-placement agents for the offering. The Company agreed to pay an aggregate cash fee for placement agent services equal to 7% of the gross proceeds of the offering (the “Placement Agent Fee”), as well as a non-refundable legal reimbursement fee of $75,000.

The Company evaluated the warrants issued in the offering and determined the warrant instruments do not qualify for the scope exception in ASC 815, Stock Compensation, due to certain net cash settlement provisions in the warrant agreement. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $1.8 million (based on a Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 123%, and a risk-free interest rate of 1.23%). The remaining balance of $3.2 million, after deducting the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.8 million, including placement agent fees and legal expenses. Of this amount, $0.2 million was allocable to the warrants and recorded as other expense in the Company’s consolidated statement of operations for the year ended December 31, 2016 based on the relative fair value of the warrants to the common stock.

The derivative liability for the warrants was marked-to-market at December 31, 2016, with the decrease in fair value of $1.5 million recorded as a component of change in fair value of derivative liability in the Company’s statement of operations (see Note 4) for the year ended December 31, 2016.

On March 16, 2015, the Company issued and sold 1,575,758 shares of common stock in a private placement at a price of $8.25 per share, for aggregate proceeds of $13.0 million. In conjunction with this private placement, the Company issued warrants to purchase an aggregate of 393,939 shares of common stock at an exercise price of $10.75 per share to the purchasers of the common stock. The Company paid $0.8 million in fees to its placement agents, along with the issuance of warrants to purchase an aggregate of 94,545 shares of common stock at an exercise price of $10.75 per share. The Company initially valued these warrants as liability instruments and recorded a liability of $4.2 million as of March 16, 2015. In the first quarter of 2015, the Company recorded $0.2 million of other expenses representing the portion of the initial warrant value of the placement agent warrants related to the initial fair value of the warrants issued to the purchasers of the common stock. The remainder of the initial fair value of the warrants of $4.0 million was treated as a reduction of additional paid-in-capital. In addition, $0.2 million of the fees paid to its placement agent were recorded as other expenses for the year ended December 31, 2015 as they also represented issuance costs related to the initial fair value of the warrants issued to the purchasers of the common stock. The derived value associated with these warrants was reclassified from liabilities to equity in the third quarter of 2015 in connection with the increase in the authorized number of common shares.

16.	Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly statements of operations for the Company for the years ended December 31, 2016 and 2015. The tables include all necessary adjustments, consisting only of normal recurring adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

As discussed in Note 3 of the Form 10-Q filed for the quarter ended September 30, 2016, the Company corrected an immaterial error in the condensed consolidated financial statements for the three months ended September 30, 2016.

	Quarter Ended (Unaudited)
2016	March 31,	June 30,	September 30,	December 31,
Revenue	$106,000	$103,000	$29,000	$22,000
Total operating expenses	4,624,000	3,692,000	3,436,000	11,886,000
Loss from operations	(4,518,000)	(3,589,000)	(3,407,000)	(11,864,000)
Other income (expense), net	1,406,000	(262,000)	1,032,000	1,808,000
Net loss	(3,112,000)	(3,851,000)	(2,375,000)	(9,500,000)
Accretion of Series B redeemable convertible preferred stock	(1,725,000)	(133,000)	-	-
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(2,366,000)	(1,214,000)	-
Net loss attributable to common stockholders	(4,837,000)	(6,350,000)	(3,589,000)	(9,500,000)

Net loss per share of common stock
Basic	(0.82)	(0.73)	(0.32)	(0.70)
Diluted	(0.82)	(0.78)	(0.32)	(0.76)

	Quarter Ended (Unaudited)
2015	March 31,	June 30,	September 30,	December 31,
Revenue	$102,000	$102,000	$143,000	$128,000
Total operating expenses	2,369,000	2,694,000	2,571,000	3,068,000
Loss from operations	(2,267,000)	(2,592,000)	(2,428,000)	(2,940,000)
Other income (expense), net	(12,226,000)	13,361,000	7,867,000	636,000
Income tax benefit	-	-	-	73,000
Net (loss) income	(14,493,000)	10,769,000	5,439,000	(2,231,000)
Accretion of Series B redeemable convertible preferred stock	(338,000)	(1,828,000)	(7,163,000)	(949,000)
Net (loss) income attributable to common stockholders	(14,831,000)	8,941,000	(1,724,000)	(3,180,000)

Net (loss) income per share of common stock
Basic	(3.49)	1.27	(0.30)	(0.54)
Diluted	(3.49)	(0.33)	(0.30)	(0.54)

PART III

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the presence of a material weakness in internal control over financial reporting. This conclusion was based on the material weakness identified in our internal control over financial reporting, as described below.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the existence of the material weakness in internal control over financial reporting, we believe that our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with GAAP.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, identified a material weakness in our internal control over financial reporting and concluded that, as of December 31, 2016, our internal control over financial reporting was not effective at the reasonable assurance level based on those criteria.

As of December 31, 2015, the Company disclosed the following material weakness within its 2015 Form 10-K: “We concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions and in the application of Accounting Standards Codification No. 260, “Earnings Per Share,” or ASC 260, as of December 31, 2015.” Although we have implemented certain aspects of its remediation plan, we do not believe that the applicable remedial controls have operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness nor do we believe its remediation plan has been fully implemented. Accordingly, the identified prior year material weakness remained outstanding as of December 31, 2016.

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as disclosed below.

Remediation Actions to Date

During 2016, we implemented certain improvements to our internal control and financial reporting processes to address the material weakness we identified in our internal control over financial reporting in 2016 and 2015 in the area of complex and non-routine transactions. These improvements include the following:

•	appointed an experienced Chief Financial Officer in January 2016 with significant experience in public company reporting and complex transactions;
•	engaged consultants with experience in the review of unique and complex accounting topics, who consulted with management on complex transactions and reporting;
•	designed and implemented additional training programs for relevant personnel and developed specific review procedures regarding the review of complex and non-routine transactions; and
•	implemented standardized financial control and reporting processes.

In addition to these remedial actions described below, we continue to enhance the design and operating effectiveness of our controls related to complex and non-routine transactions and ASC 260.

The remediation actions are monitored by the Audit Committee of our Board of Directors.

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

MANAGEMENT

The following table sets forth information about our executive officers and directors.

Name	Age	Position(s)

M. Scott Salka	55	Chief Executive Officer, Director
Igor P. Bilinsky	44	Chief Operating Officer
Steve R. Martin	56	Chief Financial Officer

Non-Employee Directors
Jeremy Curnock Cook (2) (3)	67	Chairman of the Board
Louis Drapeau (1) (3)	73	Director
Michael S. Perry, Ph.D. (1) (2) (3)	57	Director
Vijay B. Samant (1)	64	Director
Paul C. Grint, M.D. (2)	59	Director
Wendy Johnson	65	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Igor P. Bilinsky, Ph.D. has served as our Senior Vice President, Chief Operating Officer, since January 30, 2017. Dr. Bilinsky previously served as Senior Vice President, Research Operations and General Manager, Immuno-Oncology of Ignyta, Inc. from February 2016 to January 2017, and before that served as Ignyta’s General Manager, Immuno-Oncology and Senior Vice President, Special Operations since September 2015. Prior to joining Ignyta, Dr. Bilinsky was Senior Vice President, Corporate Development at Vical Incorporated, a position he held since 2010. Dr. Bilinsky was previously Vice President, Business Development and Special Operations at Halozyme Therapeutics from 2008 to 2010, after joining Halozyme in 2007 as Executive Director, Corporate Development and Special Operations. From 2005 to 2007, Dr. Bilinsky was Chief Executive Officer of Androclus Therapeutics, a privately-held biotechnology company developing novel therapeutics for autoimmune and inflammatory diseases. He joined Androclus in 2004 as Chief Operating Officer. From 1999 to 2004, Dr. Bilinsky served in positions of increasing responsibility as a management consultant, project leader and ultimately as principal in the healthcare practice of the Boston Consulting Group, where he advised companies in the biotechnology, pharmaceutical and life science industries on business strategy, operational performance and mergers and acquisitions. Prior to joining the Boston Consulting Group, Dr. Bilinsky worked in research positions at Symyx Technologies and the Massachusetts Institute of Technology (“MIT”) Lincoln Laboratory. Dr. Bilinsky received his B.S. degree in physics from the Moscow Institute of Physics and Technology and his Ph.D. degree in physics from MIT.

Steve R. Martin has served as our Chief Financial Officer since January 2016. Mr. Martin served as Senior Vice President and Chief Financial Officer of Applied Proteomics, Inc., a molecular diagnostics company, from December 2014 to August 2015. From June 2011 to December 2014, Mr. Martin served as Senior Vice President and Chief Financial Officer of Apricus Biosciences, Inc., a publicly traded pharmaceutical company, and served as the Interim Chief Executive Officer of Apricus from November 2012 through March 2013. From 2008 to January 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software, a publicly traded software company. During his final 10 months with BakBone until the company’s acquisition in January 2011, Mr. Martin also served as BakBone’s Interim Chief Executive Officer. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded research products and clinical diagnostics company. Mr. Martin’s previous experience also includes serving as Controller with Gen-Probe Incorporated, a publicly traded molecular diagnostics company, as well as 10 years with Deloitte & Touche LLP, a public accounting firm. Mr. Martin holds a B.S. degree from San Diego State University and is a certified public accountant (inactive).

Non-Employee Directors

Jeremy Curnock Cook has served as a member of our board of directors since July 1995 and as Chairman of the board of directors since February 1998. From September 2014 to May 2015, he served as our Interim Chief Executive Officer. Mr. Curnock Cook has served as Chairman of International Bioscience Managers Limited, a corporate and investment advisory firm, since 2000, and also currently serves as Managing Director of Bioscience Managers Pty Ltd, a medical sciences fund manager. From 1987 to 2000, Mr. Curnock Cook was a director of Rothschild Asset Management Limited, a corporate and investment advisory company, and was responsible for the Rothschild Bioscience Unit. Mr. Curnock Cook founded the International Biochemicals Group in 1975, which was sold in 1985 to Royal Dutch Shell, where he served as Managing Director until 1987. He also serves as a member of the board of directors of the following public companies: Avita Medical Ltd, Adherium Ltd, Phylogica Ltd and Rex Bionics PLC. Mr. Curnock Cook serves as a member of the board of directors on the following private companies: Smart Matrix Ltd and Avena Ltd. Mr. Curnock Cook received an M.A. in natural sciences from Trinity College, Dublin.

Louis Drapeau has served as a member of our board of directors since March 2011. Since October 2007 through February 2016, Mr. Drapeau has served in various management positions of InSite Vision, a traded ophthalmology drug development company that was acquired in October 2015, including Vice President and Chief Financial Officer and Chief Executive Officer from November 2008 to December 2010. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company, from January 2006 to August 2007. Prior to Nektar, he served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc. Previously, Mr. Drapeau spent 30 years at Arthur Andersen, including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, which included 12 years as Managing Partner. Since February 2007, Mr. Drapeau has served as a member of the board of Bio-Rad Laboratories, Inc., a publicly traded medical equipment company. Mr. Drapeau has also been a board member of Avita Medical, a public listed global medical technology trading on the Australian Stock Exchange and the OTC market, since January 2015. Mr. Drapeau received a B.S. in mechanical engineering and an M.B.A. from Stanford University.

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

Paul C. Grint, M.D. has served as a member of our board of directors since November 2015. Since June 2015, Dr. Grint has served as President and Chief Executive Officer of Regulus Therapeutics Inc., a company focused on the discovery and development of microRNA therapeutics. From June 2014 until his appointment as President and Chief Executive Officer, Dr. Grint served as Regulus Therapeutics’ Chief Medical Officer. From February 2011 to June 2014, Dr. Grint served as the President of Cerexa, Inc., a wholly-owned subsidiary of Forest Laboratories, Inc., a pharmaceutical company, where he was responsible for the oversight of anti-infective product development. Before that, Dr. Grint served as Senior Vice President of Research at Forest Research Institute, Inc., the scientific development subsidiary of Forest Laboratories, Inc., from January 2009 to February 2011, as Chief Medical Officer of Kalypsys, Inc., a biopharmaceutical company, from 2006 to 2008, and as Senior Vice President and Chief Medical Officer of Zephyr Sciences, Inc., a biopharmaceutical company, during 2006. Dr. Grint also previously served in similar executive level positions at Pfizer Inc., IDEC Pharmaceuticals Corporation, and Schering-Plough Corporation. Dr. Grint has served on the board of directors of Amplyx Pharmacuticals since May 2016, and he also has served on the board of directors of Regulus Therapeutics Inc since 2015. Dr. Grint has also served on the board of directors of Synedgen, a privately-held bio-pharmaceutical company, since December 2014. In addition, Dr. Grint served on the board of directors of Illumina Inc. from April 2005 to May 2013. Dr. Grint received a B.S. in Medical Science from St. Mary’s Hospital in London and his medical degree from St. Bartholomew’s Hospital Medical College at the University of London. Dr. Grint is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and the author or co-author of over 50 scientific publications.

Wendy S. Johnson has served as our Interim Chief Operating Officer since September 2014, and previously served as our Interim Chief Operating Officer from September 2014 to January 2017. From 2005 to January 2014, Ms. Johnson served as a venture partner at ProQuest Investments, a venture capital firm. From 2006 to January 2014, Ms. Johnson served as the President and Chief Executive Officer of Aires Pharmaceuticals, a ProQuest portfolio company. Prior to joining ProQuest, she served as Senior Vice President, Corporate Development, at Salmedix Inc., and she held senior business and corporate development positions at WomenFirst Healthcare, Prizm Pharmaceuticals (Selective Genetics Inc.), Cytel Corp., Synbiotics Corp., and Murex Corp. (Cambridge U.K.). Additionally, Ms. Johnson served as Assistant Director with the Center for Devices and Radiological Health at the U.S. Food and Drug Administration. Ms. Johnson received an M.B.A. from Loyola University, an M.S. in clinical microbiology from the Hahnemann Medical School and a B.S. in microbiology from the University of Maryland.

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

In February 2017, our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our board of directors determined that Jeremy Curnock Cook, Louis Drapeau, Michael Perry, Vijay Samant and Paul Grint qualify as “independent” directors within the meaning of the NYSE MKT rules. Our board of directors also concluded that M. Scott Salka and Wendy Johnson were not at such time “independent” directors within the meaning of the NYSE MKT rules given Mr. Salka’s position as our Chief Executive Officer and Ms. Johnson’s consulting relationship with our company.

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

Executive Compensation

Our named executive officers for the year ended December 31, 2016, which consist of all individuals who served as our principal executive officer during 2016 and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2016 are:

•	M. Scott Salka, our Chief Executive Officer;
•	Steve Martin, our Chief Financial Officer;
•	Wendy S. Johnson, our former Interim Chief Operating Officer.

In January 2017, Dr. Igor Bilinsky commenced employment with us as our Senior Vice President, Chief Operating Officer. Although Dr. Bilinsky is not one of our named executive officers for the year ended December 31, 2016, we have included information regarding Dr. Bilinsky’s compensation in this report in order to provide a more current summary of our executive compensation program.

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to our named executive officers for the year ended December 31, 2016.

					Non-Equity
Name and				Option	Incentive Plan		All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Compensation		Compensation		Total

Michael Scott Salka, Chief Executive Officer (2)	2016	$425,000	$0	$0	$102,000	(3)	$988		$527,988
	2015	$264,263	$0	$3,469,919	$85,000		$364		$3,819,546

Steve Martin, Senior VP and Chief Financial Officer (4)	2016	$306,667	$0	$239,801	$67,200	(3)	$1,341		$615,009

Wendy S. Johnson, Interim Chief Operating Officer and Director (5)	2016	$300,000	$00	$0	$250,000		$40,000	(6)	$590,000
	2015	$270,000	$25,000	$289,373	$0		$30,000	(6)	$614,373

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2016 and 2015 (if any) computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements incorporated herein by reference. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Mr. Salka commenced employment with us as Chief Executive Officer in May 2015.
(3)	Non-Equity Incentive Plan Compensation for 2016 for Mr. Salka and Mr. Martin was approved by the board of directors as to amount and has not been paid. The amounts are expected to be paid no earlier than after completion of the next financing transaction and no later than March 15, 2018.
(4)	Mr. Martin commenced employment with us as Chief Financial Officer in January 2016.
(5)	Ms. Johnson served as our Interim Chief Operating Officer until Dr. Bilinsky’s appointment in January 2017.
(6)	Represents board of directors service retainers paid to Ms. Johnson.

Base Salary

The base salary or consulting compensation of our named executive officers, as applicable, is generally determined and approved by our Board of Directors, based on the recommendation of the Compensation Committee.

Mr. Salka’s annual base salary for 2015 and 2016 was $425,000.

Mr. Martin’s annual base salary for 2016 was $320,000.

Ms. Johnson was paid monthly consulting fees for her service as our Interim Chief Operating Officer during 2015 and 2016. Ms. Johnson was compensated at a rate of $20,000 per month for her consulting services as Interim Chief Operating Officer from January 1, 2015 until June 30, 2015, which rate was increased to $25,000 per month effective on July 1, 2015 and remained as such during 2016.

Bonus Opportunity

In addition to base salaries, certain of our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The performance-based bonus a named executive officer may be eligible to receive is generally based on the extent to which we achieve the specified corporate goals that our Board of Directors or Compensation Committee establishes. After the end of the year, typically in February or March, the Board of Directors and/or Compensation Committee reviews our performance against the established corporate goals and approves the extent to which we achieved such goals. In addition, we may award a named executive officer a discretionary cash or equity bonus, if our Board of Directors or Compensation Committee determines appropriate based on the circumstances.

The Board of Directors and/or Compensation Committee generally will consider each executive officer’s individual contributions towards reaching our corporate goals and may also establish specific individual goals for our executive officers as it determines appropriate. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary based on corporate and individual performance, as applicable. Under the terms of his offer letter agreement described below, Mr. Salka is eligible to receive an annual performance-based bonus for 2016 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals. Under the terms of her consulting agreement described below, Ms. Johnson is eligible to receive up to $250,000 in cash bonus payments for 2016 upon achievement of specific goals relating to dosing of the first patient in the first clinical trial utilizing our drug product, the successful regulatory filing in the United States related to one of our clinical trials and the issuance of a final report related to on-going clinical trials utilizing our drug product. Mr. Martin is eligible to receive an annual performance-based bonus for 2016 equal to, at target, 35% of his annual salary based on our achievement of certain performance goals.

Mr. Salka’s and Mr. Martin’s 2016 bonus was based entirely on corporate goals relating to capital raising, management of operating costs, our clinical trial and manufacturing progress, and certain organizational achievements.

In February 2017, the Compensation Committee reviewed the corporate performance goals for Mr. Salka and Mr. Martin and determined that on an overall basis, we had achieved 60% of such goals for 2016, based on the evaluation of the results by the Compensation Committee and considering the importance of each goal to our company. The Compensation Committee assessed the goals established for Ms. Johnson’s bonus throughout the fiscal year and determined that she had met the goals established for 2016.

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

On January 18, 2016, in accordance with Mr. Martin’s offer letter agreement, we granted Mr. Martin an option to purchase 99,919 shares of our common stock with an exercise price of $2.85 per share. Twenty-five percent of the shares underlying this option vested on January 18, 2017, with the balance vesting in equal monthly installments thereafter over the next three years, subject to Mr. Martin’s continued service with us.

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

Ms. Johnson. We entered into an agreement with Ms. Johnson in September 2014 which provided for Ms. Johnson’s services as an independent contractor on an interim basis as our Chief Operating Officer. In September 2015, we entered into a consulting agreement with Ms. Johnson, which superseded her prior agreement, effective July 1, 2015. Under the terms of her consulting agreement, including amendments, Ms. Johnson is entitled to receive monthly compensation of $25,000 for consulting services of at least 120 hours per month, cash bonus payments up to an aggregate of $300,000 upon the achievement of certain Company milestones and an option to purchase a number of shares of our common stock under our 2013 Plan equal to 0.5% of the number of shares of common stock outstanding on a fully-diluted basis, which was granted in September 2015. In February 2017, upon termination of her prior consulting agreement, we entered into a new consulting agreement with Ms. Johnson, pursuant to which Ms. Johnson has agreed to provide consulting services to us in the areas of clinical, regulatory, manufacturing and other operating activities as deemed necessary by the Company’s Chief Executive Officer and Chief Operating Officer. Ms. Johnson is entitled to receive cash compensation in the amount of $25,000 for services performed over an initial service period that extends for 60 days following the date of the consulting agreement. After the initial 60-day service period, Ms. Johnson may provide additional services to us on a project-by-project basis in exchange for compensation at a rate of $400 per hour. The consulting agreement replaces Ms. Johnson’s former September 2015 consulting agreement with us.

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

Agreements with our Chief Operating Officer

In January 2017, we entered into an offer letter agreement with Dr. Bilinsky. We agreed to provide Dr. Bilinsky with the following compensation: (i) annual base salary of $350,000; and (ii) eligibility to receive an annual performance-based bonus, with an initial target bonus of 40% of his base salary. Pursuant to his offer letter, in January 2017 Dr. Bilinsky was also granted an option to purchase 247,322 shares of the Company’s common stock at an exercise price of $0.46 per share, and is expected to be granted an additional stock option exercisable for 1% of our total outstanding shares of common stock following the completion of our next financing transaction. Twenty-five percent of the shares subject to the option granted in January 2017 vest on the one-year anniversary of Dr. Bilinsky’s commencement of employment with us and the remainder vests in 36 equal monthly installments thereafter, subject to Dr. Bilinsky’s continued service with us. The additional stock option, if granted, is expected to have the same vesting schedule.

Potential Payments and Benefits upon Termination or Change in Control

Mr. Salka. Under the terms of his offer letter agreement, as amended, Mr. Salka is entitled to receive 12 months of continued base salary if his employment with us is terminated without cause or if he resigns for good reason, and additionally, if such termination or resignation occurs in connection with a change in control, full acceleration of his equity awards, provided that in either case Mr. Salka executes an effective release of claims against us.

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

Dr. Bilinsky. Under the terms of his offer letter agreement, if Dr. Bilinsky is entitled to receive 12 months of continued base salary if his employment with us is terminated without cause or if he resigns for good reason, and additionally, if such termination or resignation occurs in connection with a change in control, full acceleration of his equity awards, provided that in either case Dr. Bilinsky executes an effective release of claims against us.

All of the named executive officers hold stock options under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of stock option agreements. A description of the termination and change in control provisions in such equity incentive plans and stock options granted thereunder is provided below under “—Equity Benefit Plans” and the specific vesting terms of each named executive officer’s stock options are described below under “—Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2016.

				Equity Incentive
		Number of		Plan Awards:
	Number of	Securities		Number of
	Securities	Underlying		Securities
	Underlying	Unexercised		Underlying		Option
	Unexercised	Options		Unexercised		Exercise
	Options	(#)		Unearned		Price	Option
Name	(#) Exercisable	Unexercisable		Options (#)		($)	Expiration Date
Mr. Salka	185,979	80,498	(1)	0		$9.45	8/5/2025
Mr. Martin	0	99,919	(2)	99,919		$2.85	1/17/2026
Ms. Johnson	49,965	0		0		$7.46	9/8/2025
	2,167	4,333	(3)	0		$6.38	9/21/2025
	0	0		9,700	(4)	$6.38	9/21/2025

(1)	133,239 of the shares vest over a four year period commencing on May 18, 2015 (with 25% vesting on the one-year anniversary of the commencement of Mr. Salka’s employment and the balance vesting in monthly installments thereafter), subject to Mr. Salka’s continued service with us, and 133,238 of the option grant vest upon satisfaction of certain business goals relating to human clinical trial milestones for our phage products.
(2)	Twenty-five percent of the shares underlying this option vested on January 18, 2017, with the balance vesting in equal monthly installments thereafter over the next three years, subject to Mr. Martin’s continued service with us.
(3)	The shares underlying this option vest on an equal monthly basis over a four-year period commencing on August 3, 2015. This option was granted to Ms. Johnson for her services as a non-employee director.
(4)	The shares underlying this option will vest on the date that the market price of our common stock reaches $25.00 per share before the option expires. This option was granted to Ms. Johnson for her services as a non-employee director.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2013 Stock Incentive Plan, the terms of which are described below under “—Equity Benefit Plans”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2016.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined contribution plans or other non-qualified compensation plans sponsored by us.

Equity Benefit Plans

2016 Equity Incentive Plan

Our 2016 Equity Incentive Plan, or the 2016 Plan, was approved by our Board of Directors in April 2016 and subsequently approved by our stockholders in June 2016. The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, including officers, non-employee directors and consultants who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 1,000,000 new shares were added to the authorized share reserve under the 2016 Plan. On January 1, 2017, pursuant to the terms of the 2016 Plan, the number of shares available for issuance under the 2016 Plan automatically increased by 824,406 shares.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, or the 2013 Plan, was first approved by our Board of Directors in December 2013 and approved by our stockholders in February 2014, and subsequently amended by our Board of Directors and stockholders effective in August 2015. With the approval of the 2016 Plan, we will not issue any further awards under the 2013 Plan. We have included this description of the 2013 Plan in order to provide information regarding the material terms of the awards we granted to our named executive officers during the years ended December 31, 2015 and December 31, 2016. As of December 31, 2016, there were outstanding stock options to purchase 663,838 shares of our common stock under the 2013 Plan.

The 2013 Plan permitted the granting of stock options (both options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify), stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and cash-based awards. The exercise price of each stock option was determined by our plan administrator to be at no less than 100% of the fair market value of our common stock on the date of grant or, in the case of an incentive stock option granted to a 10% owner, no less than 110% of the fair market value of our common stock on the date of grant. The term of each stock option was fixed by the plan administrator and may not exceed 10 years from the date of grant. The plan administrator determines at what time or times each option may be exercised.

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

Under the terms of the 2013 Plan, upon the effectiveness of a corporate transaction (as such term is defined in the 2013 Plan) in the event that all awards are not affirmed by us or assumed by the successor entity, all awards granted under the 2013 Plan shall terminate. In addition, in connection with a corporate transaction or change in control (as such term is defined in the 2013 Plan) the plan administrator may provide the full or partial automatic vesting and exercisability of one or more outstanding unvested awards under the 2013 Plan and the release from restrictions on transfer or forfeiture rights of such awards in connection with such transaction, on such terms and conditions as the plan administrator may specify.

Our Board of Directors may amend the 2013 Plan at any time; no further grants will be made under the 2013 Plan as of the effectiveness of our 2016 Plan, but outstanding awards granted under the 2013 Plan continue to be governed by its terms. The plan administrator may amend the terms of any outstanding award granted under the 2013 Plan, but no such action may adversely affect the holder’s rights under an outstanding award without the holder’s consent. Certain amendments to the 2013 Plan require the approval of our stockholders.

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with our 2016 Annual Meeting of Shareholders in May 2016. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Our Board of Directors has delegated its authority to administer the ESPP to our Compensation Committee. Under the ESPP, all of our regular employees (including our Named Executive Officers) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our Compensation Committee, shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase. As of December 31, 2016, there were 87,274 shares available for future issuance under the ESPP. On January 1, 2017, pursuant to the terms of the ESPP, the number of shares available for issuance under the ESPP automatically increased by 164,881 shares.

Non-Employee Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2016 to our non-employee directors, other than Ms. Johnson whose 2016 compensation is set forth above under “Executive Compensation” above. We did not grant any equity awards to our non-employee directors during the year ended December 31, 2016.

	Fees Earned
	or Paid in
Name	Cash	Total
Jeremy Curnock Cook(1)	$70,000	$70,000
Louis Drapeau(2)	$58,000	$58,000
Michael S. Perry, Ph.D.(3)	$59,000	$59,000
Vijay Samant (4)	$46,000	$46,000
Paul C. Grint (5)	$45,000	$45,000
Julian Kirk (6)	$11,667	$11,667

(1)	As of December 31, 2016, Mr. Cook held stock options for an aggregate of 49,100 shares, of which 25,077 shares were vested and exercisable.
(2)	As of December 31, 2016, Mr. Drapeau held stock options for an aggregate of 16,200 shares, of which 4,567 shares were vested and exercisable.
(3)	As of December 31, 2016, Mr. Perry held stock options for an aggregate of 17,400 shares, of which 6,767 shares were vested and exercisable.
(4)	As of December 31, 2016, Mr. Samant held stock options for an aggregate of 16,200 shares, of which 4,388 shares were vested and exercisable.
(5)	As of December 31, 2016, Mr. Grint held stock options for an aggregate of 16,200 shares, of which 4,388 shares were vested and exercisable.
(6)	Mr. Kirk resigned from our Board of Directors in April 2016. As of December 31, 2016, Mr. Kirk did not have any outstanding or vested stock options.

In September 2015, the Board of Directors approved a revised compensation structure for our non-employee directors. In 2016, the chairman of the Board received an annual cash retainer of $60,000 and each other non-employee director received an annual cash retainer of $40,000. For the Audit Committee, the committee chair received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $6,000. For the Compensation Committee, the committee chair received an additional annual cash retainer of $10,000 and each member received an additional annual cash retainer of $5,000. For the Nominating and Corporate Governance Committee, the committee chair received an additional annual cash retainer of $5,000 and each member received an additional annual cash retainer of $3,000.

During 2016, Mr. Salka and Ms. Johnson served on our Board of Directors. As an employee, Mr. Salka did not receive cash or equity compensation for his services as a director during 2016. Ms. Johnson received a retainer of $40,000 for her services as a director during 2016. As named executive officers, the compensation of each of Mr. Salka and Ms. Johnson is reflected in the Summary Compensation Table above.

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

The percentage ownership information in the table below is based on 16,488,120 shares of common stock outstanding as of January 31, 2017.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 1, 2017, which is 60 days after January 31, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o AmpliPhi Biosciences Corporation, 3579 Valley Centre Drive, Suite 100, San Diego, California 92130.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Shareholders
Sabby Management, LLC(1) 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	3,006,757	16.7%
Pendinas Limited(2) Ballacarrick, Pooilvaaish Road Isle of Man, IM9 4PJ	2,144,742	12.7%
Heights Capital Management, Inc.(3) 101 California Street, Suite 3250 San Francisco, CA 94111	2,012,650	11.4%
Phillip Asset Management Limited(4) Level 12, 15 William Street Melbourne VIC Australia	1,753,109	10.3%
Hudson Bay Capital Management(5) 777 Third Avenue, 30th Floor New York, NY 10017	1,140,909	6.5%
Directors and Named Executive Officers
M. Scott Salka(6)	205,506	1.2%
Jeremy Curnock Cook(7)	1,784,484	10.4%
Louis Drapeau(8)	14,973	*
Michael S. Perry, Ph.D.(9)	9,473	*
Vijay B. Samant(10)	5,400	*
Paul C. Grint, M.D.(11)	5,400	*
Wendy Johnson(12)	53,538	*
Steven R. Martin(13)	32,903	*
All current executive officers and directors as a group (nine persons)(14)	2,111,677	12.1%

*Represents beneficial ownership of less than 1%.

(1)	Consists of (a) 1,440,369 shares of common stock held by Sabby Healthcare Master Fund, Ltd., which we refer to as Sabby Healthcare, (b) 1,310,638 shares of common stock issuable upon exercise of warrants held by Sabby Healthcare, (c) 78,445 shares of common stock held by Sabby Volatility Warrant Master Fund, Ltd., which we refer to as Sabby Volatility, and (d) 177,305 shares of common stock issuable upon exercise of warrants held Sabby Volatility. Sabby Management, LLC serves as the investment manager of Sabby Healthcare and Sabby Volatility, and has shared voting and investment power over the shares beneficially owned by Sabby Healthcare and Sabby Volatility listed in the foregoing clauses (a)-(d). Shares held by Sabby Healthcare and Sabby Volatility may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Exchange Act) by Sabby Management, LLC. Sabby Management, LLC disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Hal Mintz is the Manager of Sabby Management, LLC. Shares held by this entity may be deemed to be indirectly beneficially owned (as defined under Rule 13d-3 promulgated under the Exchange Act) by Mr. Mintz. Mr. Mintz disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(2)	Includes 336,044 shares of common stock issuable upon exercise of warrants.

(3)	Consists of (a) 879,316 shares of common stock held by CVI Investments, Inc., which we refer to as CVI Investments, and (b) 1,133,334 shares of common stock issuable upon exercise of warrants held by CVI Investments. Heights Capital Management, Inc., which serves as the investment manager to CVI Investments, may be deemed to be the beneficial owner of all shares owned by CVI Investments. Heights Capital Management, Inc. disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(4)	Consists of (a) 1,185,145 shares of common stock held by One Fund Management Limited as Trustee for Asia Pacific Healthcare Fund II, which is also known as Phillip Asset Management Limited as Trustee for Asia Pacific Healthcare Fund II (“Phillip Asset Management”) and (b) 567,964 shares of common stock issuable upon exercise of warrants held by Phillip Asset Management. Phillip Asset Management holds all securities in its capacity as trustee for Bioscience Managers Pty Ltd. Jeremy Curnock Cook, the Chairman of the Company’s Board of Directors, is a Managing Director and holds an ownership interest in Bioscience Managers Pty Ltd.

(5)	Consists of 1,140,909 shares of common stock issuable upon exercise of warrants held by Hudson Bay Master Fund Ltd., which we refer to as Hudson Bay Master. Excludes 354,610 shares of common stock issuable upon exercise of warrants held by Hudson Bay Master that are subject to a limitation, pursuant to which Hudson Bay Master cannot exercise any of such securities if Hudson Bay Master would beneficially own, after any such exercise, more than 4.99% of the outstanding shares of our outstanding common stock. Hudson Bay Capital Management, L.P. is the investment manager of Hudson Bay Master and may be deemed to be the beneficial owner of all shares beneficially owned by Hudston Bay Master. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Mr. Gerber disclaims beneficial ownership of these securities.

(6)	Includes 194,306 shares of common stock that Mr. Salka has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(7)	Includes the shares referenced in Footnote 4 above and 28,075 shares of common stock that Mr. Cook has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(8)	Includes 4,973 shares of common stock that Mr. Drapeau has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(9)	Includes 7,173 shares of common stock that Dr. Perry has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(10)	Includes 5,400 shares of common stock that Mr. Samant has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(11)	Includes 5,400 shares of common stock that Dr. Grint has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.
58

(12)	Includes 52,538 shares of common stock that Ms. Johnson has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(13)	Includes 29,143 shares of common stock that Mr. Martin has the right to acquire from us within 60 days of January 31, 2017, pursuant to the exercise of stock options.

(14)	Consists of (a) 1,216,705 shares of common stock, (b) 567,964 shares of common stock issuable upon exercise of warrants, and (c) 327,008 shares of common stock pursuant to the exercise of stock options exercisable within 60 days of January 31, 2017.

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

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the 2016 Plan). With the approval of the 2016 Plan, the remaining unallocated shares undepr the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 1,000,000 new shares were added to the authorized share reserve under the 2016 Plan.

The following table provides information as of December 31, 2016 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	706,838	$6.24	1,640,162
Equity compensation plans not approved by security holders (2)	42,100	$10.00	-
Total	748,938	$6.45	1,640,162

(1)	The 2009 Plan, 2013 Plan and 2016 Plan.
(2)	The 2012 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2014 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the sections above entitled “Executive Compensation” and “Non-Employee Director Compensation.”

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

In addition, in connection with the March 2015 private placement, we sold an aggregate of 278,788 shares and 69,697 shares underlying warrants to Intrexon Corporation. Intrexon was affiliated with Randal J. Kirk, one of our principal stockholders and also the father of a former member of our board of directors, Julian P. Kirk. In connection with the March 2015 private placement, we entered into a registration rights agreement with Intrexon and certain other purchasers in the private placement, pursuant to which we registered for resale on Form S-1 (File No. 333-203454) 824,848 shares of common stock (on a post-August 2015 reverse split basis) held or issuable upon exercise of warrants by Intrexon. We also granted Intrexon certain piggyback registration rights.

Exclusive Channel Collaboration

Pursuant to that certain Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, with Intrexon Corporation, which we refer to as the ECC Agreement, we agreed to pay Intrexon Corporation royalties as a percentage in the upper-single digits of the net product sales of a product developed under the collaboration, and up to $7.5 million in aggregate milestone payments for each product developed. Intrexon Corporation owned more than 5% of our common stock at the time of the transaction. On April 13, 2016, we provided written notice to Intrexon Corporation of our election to voluntarily terminate the ECC Agreement. The effective date of termination was July 12, 2016.

Common Stock Issuance Agreement

On April 8, 2016, we entered into a Common Stock Issuance Agreement, or the CSIA, with certain former holders of our Series B convertible preferred stock, including Pendinas Limited and One Funds. Pursuant to the CSIA, we issued shares of our common stock to such holders, and amended certain warrants to purchase common stock issued to such holders in the private placement of Series B convertible preferred stock in June 2013 and/or July 2013, in order to reduce the exercise price of such warrants from $7.00 per share to $4.05 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021. As consideration for the transactions described above, such holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the conversion of all outstanding shares of Series B redeemable convertible preferred stock into shares of common stock on April 8, 2016, in respect of accrued dividends on their former shares of Series B convertible preferred stock. Such holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by us.

The table below summarizes the shares issued to Pendinas Limited and One Funds and the accrued dividends waived by such parties:

Related Person	Shares Issued	Accrued Dividends Waived
Pendinas Limited	584,556	$1,504,433

One Funds	171,298	$440,859

Pursuant to the terms of the CSIA and in connection with the registered direct public offering that we completed in June 2016, on June 21, 2016 we issued 513,837 and 150,576 shares of common stock to Pendinas Limited and One Funds, respectively, for no additional consideration. We may be required to issue additional shares to Pendinas and One Funds pursuant to the CSIA.

Settlement Agreement

On November 12, 2016, we entered into a settlement agreement with NRM. See “ — Legal Proceedings” for more information.

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

We engaged Ernst & Young LLP as our independent accountant as of January 20, 2015. Prior to such date in 2015 and during the year ended December 31, 2014, PBMares, LLP served as our independent registered public accounting firm.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2016 and December 31, 2015 by Ernst & Young LLP, our current principal accountant.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Audit Fees	$448,595	$510,988
Audit Related Fees	165,000	22,600
Tax Fees	0	0
All Other Fees	0	0
Total	$613,595	$533,588

The total audit fees billed to us by PBMares LLP, our former principal accountant, for the fiscal years ended December 31, 2016 and 2015 was $0 and $51,551, respectively. There were no audit related fees or tax fees or any other fees from PBMares, LLP for the fiscal years ended December 31, 2016 and 2015.

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring after January 20, 2015. Representatives of PBMares, LLP attended all of the meetings of the Audit Committee during the period commencing on January 1, 2014 and ending on January 20, 2015.

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

Date: March 27, 2017

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

SIGNATURE	TITLE	DATE

/s/ Michael Scott Salka	Chief Executive Officer	March 27, 2017
Michael Scott Salka	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 27, 2017
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Jeremy Curnock Cook	Chairman of the Board of Directors	March 27, 2017
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	March 27, 2017
Louis Drapeau

/s/ Paul C. Grint, M.D.	Director	March 27, 2017
Paul C. Grint, M.D.

/s/ Wendy S. Johnson	Director	March 27, 2017
Wendy S. Johnson

/s/ Michael S. Perry, Ph.D.	Director	March 27, 2017
Michael S. Perry, Ph.D.

/s/ Vijay B. Samant	Director	March 27, 2017
Vijay B. Samant

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Company and certain purchasers of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Company and certain purchasers of the Company’s Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2015).

4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Company in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.14	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Company and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2016)

4.15	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.17	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

10.1+	Targeted Genetics Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.2+	AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.3+	Form of Stock Option Agreement under AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.4+	AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.5+	Form of Grant Notice and Stock Option Agreement under AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.6+	AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.7+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.8+	AmpliPhi Biosciences Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.9+	Form of Indemnity Agreement with the Company’s Directors and Executive Officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016)

10.10+	Offer Letter, dated as of April 28, 2015, by and between the Company and M. Scott Salka (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.11+	Offer Letter, dated as of January 18, 2016, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016).

10.12+	Offer Letter, dated as of January 27, 2017, by and between the Company and Igor P. Bilinsky, Ph.D (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.13+	Consulting Agreement, dated as of February 1, 2017, by and between the Company and Wendy S. Johnson (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.14	Loan Repayment Deed, dated September 28, 2012, by and among the Company, Cellabs Pty Ltd and Special Phage Holdings Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.15	Stock Issuance Agreement, dated as of March 29, 2013, by and between the Company and Intrexon Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.16*

License, dated as of September 5, 2013, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.17	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 , as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.18

Agreement of Lease, dated as of February 23, 2011, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.19	Lease, dated as of December 8, 2011, by and between Biocontrol Limited, Nevis Limited and Charter Limited (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.20*	License Agreement, dated as of July 3, 2007, by and between the Company and Health Protection Agency, Centre for Emergency Preparedness and Response (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

10.21	Stockholder Sale Agreement, dated as of September 8, 2012, by and among the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

10.22

Agreement and Plan of Merger, dated as of November 12, 2010, by and among the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

10.23	Agreement of Lease of Business Premises, dated as of February 21, 2014, by and between Avotehna d.d. and Ampliphi, Biotehnološke Raziskave in Razvoj, d. o. o. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.24	Agreement of Sublease, dated as of April 17, 2015, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on April 30, 2015)

10.25*	Collaboration Agreement, dated as of November 4, 2015, by and between the Company and the University of Leicester (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.26	Asset Purchase Agreement, dated as of January 4, 2016, by and between the Company and Novolytics Limited (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.27	Placement Agency Agreement, dated as of May 31, 2016, by and among the Company, Roth Capital Partners, LLC and Griffin Securities, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016)

10.28	Settlement Agreement, dated as of November 12, 2016, by and between the Company and NRM VII Holdings I, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates confidential treatment has been requested.

