Form 10-Q
period 2017-03-31
AmpliPhi Biosciences Corp
filed 2017-05-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1549568
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3579 Valley Centre Drive, Suite 100
San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

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

Yes    ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 10, 2017 was 6,627,836.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,202,000	$5,711,000
Accounts receivable, net	15,000	25,000
Prepaid expenses and other current assets	343,000	619,000
Total current assets	2,560,000	6,355,000
Property and equipment, net	982,000	1,072,000
In process research and development	10,461,000	10,461,000
Acquired patents, net	299,000	307,000
Total assets	$14,302,000	$18,195,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,109,000	$1,659,000
Deferred revenue	86,000	-
Accrued compensation	884,000	895,000
Dividends payable	38,000	38,000
Insurance premium liability	161,000	185,000
Note payable	598,000	803,000
Total current liabilities	2,876,000	3,580,000
Derivative liabilities	2,329,000	2,443,000
Deferred tax liability	2,449,000	2,449,000
Total liabilities	7,654,000	8,472,000

Series B redeemable convertible preferred stock
$0.01 par value; no shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at March 31, 2017 and December 31, 2016; 1,648,751 shares issued and outstanding at March 31, 2017 and December 31, 2016	165,000	165,000
Additional paid-in capital	391,097,000	390,918,000
Accumulated deficit	(384,614,000)	(381,360,000)
Total stockholders’ equity	6,648,000	9,723,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$14,302,000	$18,195,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$29,000	$106,000
Operating expenses
Research and development	1,490,000	1,980,000
General and administrative	1,898,000	2,644,000
Total operating expenses	3,388,000	4,624,000
Loss from operations	(3,359,000)	(4,518,000)
Other income (expense)
Change in fair value of derivative liabilities	114,000	1,406,000
Other expense, net	(1,000)	-
Total other income, net	113,000	1,406,000
Net loss	(3,246,000)	(3,112,000)
Accretion of Series B redeemable convertible preferred stock	-	(1,725,000)
Net loss attributable to common stockholders	$(3,246,000)	$(4,837,000)
Net loss per share of common stock - basic & diluted	$(1.94)	$(8.22)
Weighted average number of shares of common stock outstanding - basic & diluted	1,677,497	588,350

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,246,000)	$(3,112,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(114,000)	(1,406,000)
Stock-based compensation	171,000	816,000
Non-cash interest expense	7,000	-
Warrants expensed to in-process research and development	-	204,000
Amortization of patents	8,000	8,000
Depreciation	85,000	73,000
Other non-cash adjustments	3,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	10,000	111,000
Accounts payable, accrued expenses, deferred revenue and other	(520,000)	507,000
Accrued compensation	(11,000)	(241,000)
Prepaid expenses and other current assets	308,000	(45,000)
Net cash used in operating activities	(3,299,000)	(3,085,000)
Investing activities:
Purchases of property and equipment	(5,000)	(112,000)
Net cash used in investing activities	(5,000)	(112,000)
Financing activities:
Principal payment on note payable	(205,000)	-
Net cash used in financing activities	(205,000)	-
Net decrease in cash and cash equivalents	(3,509,000)	(3,197,000)
Cash and cash equivalents, beginning of period	5,711,000	9,370,000
Cash and cash equivalents, end of period	$2,202,000	$6,173,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$-	$1,725,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2017
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

2. Liquidity

The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances could raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of March 31, 2017, the Company had cash and cash equivalents of $2.2 million. On May 10, 2017, the Company completed an underwritten public offering of common stock, pre-funded warrants and common warrants, resulting in net proceeds to the Company of approximately $9.1 million (see Note 12). In addition, the Company has filed an Australian tax return for the year 2016 and currently expects receipt of approximately $1.8 million in tax rebate incentive payments from the Australian tax authority in the third quarter of 2017, subject to review of the tax return by Australian tax authorities. There can be no assurance that the Company will receive such tax rebate when or in the amount currently anticipated, or at all.

Management has made operational changes that are expected to reduce cash expenditures in 2017 and support the Company’s strategic emphasis on precisely targeted personalized bacteriophage therapies. Considering the Company’s current cash resources, including the net proceeds received from the public offering in May 2017, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until the end of the second quarter of 2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC). Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi Biotehnološke Raziskave in Razvoj d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Reverse Stock Split

On April 21, 2017, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Washington that effected a 1-for-10 (1:10) reverse stock split of its common stock, par value $0.01 per share, effective April 24, 2017. All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-10 reverse stock split that was effected on April 24, 2017. In connection with the reverse stock split, the Company adjusted its authorized common stock, from 670,000,000 to 67,000,000 shares. The par value of its common stock was unchanged at $0.01 per share, post-split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Warrant and Preferred Shares Conversion Features and Derivative Liabilities

The Company accounts for warrants and derivative instruments and preferred shares conversion features under the applicable accounting guidance which requires the warrant and preferred share conversion features to be recorded as liabilities and adjusted to fair value at each reporting period. Changes in fair value of warrant and derivative liabilities are recorded as non-operating income or loss in the consolidated statements of operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Not Yet Adopted

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

In February 2015, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company plans to adopt this ASU on January 1, 2019 and is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new guidance will be applied prospectively, and is effective for calendar year end companies in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of a simplification initiative aimed at reducing complexity in accounting standards. Current U.S. GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company adopted this ASU as of January 1, 2017 and the adoption did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, (Topic 718). This ASU changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. The Company adopted this ASU as of January 1, 2017 and elected to account for forfeitures as they occur. The cumulative effect of adoption was made on a modified retrospective basis and resulted in an increase of $8,000 to both additional paid-in capital and accumulated deficit.

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

The Company estimates fair values of derivative instruments utilizing Level 3 inputs, which is based on the lowest level of any input that is significant to the fair value measurement. The Company uses the Monte Carlo and Black-Scholes valuation technique for derivatives which embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk-free rates) necessary to determine fair value of these instruments.

The Company’s derivative liabilities are marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations. Estimating fair values of derivative financial instruments, including Level 3 instruments, requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in the Company’s trading market price, the trading market price of various peer companies and other key assumptions. Since derivative financial instruments are initially and subsequently carried at fair value, income will reflect this sensitivity of internal and external factors.

Items measured at fair value on a recurring basis include common stock warrants and a dilutive financing derivative liability (see Notes 6 and 8). During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$245,000	$245,000
Dilutive financing derivative liability	-	-	123,000	123,000
November 2016 offering warrant liability	-	-	1,961,000	1,961,000
Total liabilities	$-	$-	$2,329,000	$2,329,000

December 31, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$274,000	$274,000
Dilutive financing derivative liability	-	-	126,000	126,000
November 2016 offering warrant liability	-	-	2,043,000	2,043,000
Total liabilities	$-	$-	$2,443,000	$2,443,000

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy for the three months ended March 31, 2017 or the year ended December 31, 2016.

The following table sets forth a summary of changes in the fair value of the Company's derivative and warrant liabilities, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy, wherein fair value is estimated using significant unobservable inputs:

	June 2016	Dilutive Financing	November 2016	Total
	Offering	Derivative	Offering	Derivative
	Warrant Liability	Liability	Warrant Liability	Liabilities
Balance, December 31, 2016	$274,000	$126,000	$2,043,000	$2,443,000
Changes in estimated fair value	(29,000)	(3,000)	(82,000)	(114,000)
Balance, March 31, 2017	$245,000	$123,000	$1,961,000	$2,329,000

In connection with an issuance of warrants exercisable for an aggregate of 106,383 shares of common stock under a registered public offering, the Company incurred the June 2016 offering warrant liability (see Note 8). The fair value of the June 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The assumptions used consisted of the following:

	March 31, 2017	December 31, 2016
Volatility	115%	118%
Expected term (years)	4.17	4.42
Risk-free interest rate	1.81%	1.80%
Dividend yield	0.00%	0.00%
Exercise price	$22.50	$22.50
Common stock closing price	$4.30	$4.40

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

From April 8, 2016, the date of the Common Stock Issuance Agreement (“CSIA”) through December 31, 2016, the Company raised capital from the issuance of common stock and related warrants for gross proceeds of approximately $9.0 million that were dilutive in accordance with the provisions of the CSIA agreement. The Company issued 75,020 shares in June 2016 to the parties of the CSIA and the Company became obligated to issue additional common shares to the parties to the CSIA in connection with a financing transaction completed by the Company in November 2016. As of December 31, 2016, the maximum number of shares that the Company could issue under the rules of the NYSE MKT and the terms of the CSIA agreement was 28,684 shares. This maximum number of shares did not change during the three months ended March 31, 2017. As of December 31, 2016, the dilutive financing liability was valued at $126,000, based on the closing market price of the Company’s common stock of $4.40 per share multiplied by the 28,684 shares available to be issued. As of the March 31, 2017, the dilutive financing liability was valued at $123,000, based on the closing market price of the Company’s common stock of $4.30 per share multiplied by the 28,684 shares available to be issued.

In connection with an issuance of warrants exercisable for an aggregate of 533,500 shares of common stock under a registered public offering, the Company incurred the November 2016 offering warrant liability (see Note 8). The fair value of the November 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The assumptions used consisted of the following:

	March 31, 2017	December 31, 2016
Volatility	112%	112%
Expected term (years)	4.64	4.89
Risk-free interest rate	1.85%	1.91%
Dividend yield	0.00%	0.00%
Exercise price (1)	$7.50	$7.50
Common stock closing price	$4.30	$4.40

(1) The exercise price of the November 2016 offering warrants will be adjusted downward due to events subsequent to March 31, 2017 (see Note 8).

As of March 31, 2017, all of the Company’s derivative liabilities were marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities on the Company’s consolidated statements of operations.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(3,246,000)	$(3,112,000)
Accretion of Series B redeemable convertible preferred stock	-	(1,725,000)
Net loss attributable to common stockholders - basic & diluted	$(3,246,000)	$(4,837,000)
Weighted average common shares outstanding - basic & diluted	1,677,497	588,350
Net loss per share of common stock - basic & diluted	$(1.94)	$(8.22)

The following outstanding securities at March 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016, as they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Options	120,360	87,297
Warrants	775,137	137,964
Series B redeemable convertible preferred stock	-	752,785
Total	895,497	978,046

6. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 9,357,935 shares of Preferred Stock as Series B redeemable convertible preferred stock (Series B) with an initial stated value of $1.40 and par value of $0.01 per share. As of April 7, 2016, each Series B share was convertible into 0.02 shares of common stock and was entitled to the number of votes equal to the number of shares of common stock into which such Series B share could be converted. The Series B shares were convertible into common stock by the holder of the shares at any time. The Series B shares were subject to automatic conversion into common stock upon the election of the holders of at least two-thirds of the outstanding Series B shares. In addition, pursuant to the Company’s Articles of Incorporation, the Series B shares were automatically convertible into common stock upon the occurrence of an underwritten initial public offering by the Company that satisfied certain conditions. Holders of the Series B shares were entitled to receive cumulative, cash dividends at the rate of 10% of the Series B stated value. Such dividends accrued from day-to-day commencing on the original issue date, whether or not earned or declared by the Board of Directors, and were compounded annually. The Series B shares were redeemable by the Company at any time on or after June 26, 2018, upon the election of the holders of at least two-thirds of the outstanding Series B shares for an amount equal to the original issue price per share plus any accrued and unpaid dividends. Holders of the Series B shares were entitled to a liquidation preference in an amount equal to the Series B stated value of $1.40 per share plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company, or in the event of a merger or acquisition of the Company. In connection with the private placement of Series B shares, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. The embedded derivative included a redemption feature, multiple dividend features, as well as multiple conversion features with specified anti-dilution adjustments for certain financing transactions involving the issuance of securities at a price below a minimum issuance price of $70.00 per share.

From December 31, 2015 to April 7, 2016, the Company had accreted $1,858,000 from additional paid-in capital to Series B redeemable convertible preferred stock to adjust the redemption value of the Series B.

On April 8, 2016, certain holders of over two-thirds of the Company’s then-outstanding shares of the Series B stock (the “Holders”) elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with Section 4.4.4(b)(ii) of the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 150,556 shares of common stock.

On April 8, 2016, the Company entered into the CSIA with the Holders pursuant to which the Company agreed to issue the Holders an aggregate of 85,346 shares of the Company’s common stock. Pursuant to the CSIA, the Company and the Holders also agreed to amend the common stock warrants previously issued to the Holders in June 2013 in order to reduce the exercise price of such warrants from $70.00 per share to $40.50 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B. The Holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by the Company. The transaction was accounted for based on the difference between the fair value of the consideration transferred to the Holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016.

The terms of the CSIA provide that if, after the date of the CSIA, the Company conducts one or more bona fide equity financings in which it sells shares of common stock or preferred stock at a price less than $40.50 per share (each, a “dilutive financing”), the Company will be required to issue to the Holders additional shares of common stock based on a specified formula until the obligation expires. The obligation to issue additional shares in the event of any such dilutive financing (i) only applies to the lowest priced financing conducted after the date of the CSIA, (ii) is subject to limitations under applicable NYSE MKT rules relating to the issuance of additional shares in a private placement at a price less than the greater of book or market value and (iii) will expire at such time the Company has raised $10.0 million in gross proceeds from the sale of common stock and/or preferred stock in a bona fide financing or financings or June 30, 2018, whichever occurs first.

On June 3, 2016, the Company completed a registered public offering of shares of common stock and warrants at a combined per share purchase price of $23.50, resulting in aggregate gross proceeds of $5.0 million. On November 22, 2016, the Company completed an additional underwritten public offering of common stock and warrants at a combined per share purchase price of $7.50, for gross proceeds of approximately $4.0 million (see Note 8). These two offerings qualified as dilutive financings under the terms of the CSIA.

On June 20, 2016, the Company obtained stockholder approval for the issuance of up to 103,705 shares of common stock to the Holders to the extent required by the terms of the CSIA in connection with one or more dilutive financings completed subsequent to the agreement date. Subsequent to the June and November 2016 financings and as of December 31, 2016, the maximum number of shares the Company could issue to the Holders pursuant to a future dilutive financing was 28,684 shares under the rules of the NYSE MKT. This maximum number of shares did not change during the three months ended March 31, 2017. The Company may be contractually required to issue additional shares for no consideration in excess of the maximum number of shares it is currently permitted to issue under the rules of the NYSE MKT.

Prior to the completion of the Company's May 2017 public offering, the CSIA required the delivery of shares in the event of a future dilutive financing. The Company determined this was a conditional forward contract and recorded a derivative liability as of April 8, 2016 in the amount of $2.3 million for potential future dilutive financings. On June 3, 2016, the future financing derivative liability was adjusted by the fair value of the dilutive shares issuable of $1.5 million as a result of the June offering. In November 2016, the Company completed a registered public offering of common stock and warrants to purchase common stock at a price of $7.50 per share and accompanying warrant. In May 2017, the Company completed a public offering of common stock and warrants to purchase common stock, at a price of $1.49 per share of common stock and $0.01 per accompanying warrant. As a result of the November 2016 and May 2017 public offerings, the Holders may claim that we have an obligation to issue them, pursuant to the formula under the CSIA, in the aggregate, 552,169 shares of common stock: 222,407 shares as a result of the November 2016 public offering and 329,762 shares as a result of the May 2017 public offering. However, under section 713(a) of the NYSE MKT Company Guide, we are only permitted to issue 28,684 shares to the Holders without further stockholder approval. As of the date of this report, no shares of common stock have been issued to the Holders in connection with the November 2016 public offering or the May 2017 public offering.

The dilutive financing derivative liability was marked-to-market at $123,000 as of March 31, 2017, with the decrease in fair value of $3,000 recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations (see Note 4) for the three months ended March 31, 2017.

The March 31, 2017 consolidated balance sheet reflects dividends payable of $38,000 to former holders of preferred stock, which are classified as current liabilities.

7. Warrants

On January 4, 2016, the Company entered into an Asset Purchase Agreement with Novolytics Limited to purchase certain preclinical materials and intangible assets, including patent rights. In consideration for the assets acquired, the Company paid cash consideration of approximately $205,000 and issued warrants to purchase an aggregate of 17,000 shares of the Company’ common stock. During the three months ended March 31, 2016, the Company expensed the total value provided for the acquired assets of $409,000, which included warrants with a fair market value of $204,000, to in-process research and development.

There were no warrants issued or exercised during the three months ended March 31, 2017. The following table provides a summary of warrants outstanding.

	$7.50		$22.50		$40.50 - $82.50		$107.50 - $120.00		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Balance at March 31, 2017	533,500	$7.50	106,383	$22.50	69,406	$58.16	65,848	$110.73	775,137	$22.86

8. Stockholders’ Equity

On May 31, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers providing for the sale and issuance in a registered public offering of an aggregate of 212,766 shares of the Company’s common stock and warrants to purchase 106,383 shares of the Company’s common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of a share of common stock at a combined purchase price of $23.50 per unit, for aggregate gross proceeds to the Company of $5.0 million. The offering closed on June 3, 2016. The warrants have an exercise price of $22.50 per share, were exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $4.2 million after deducting placement agent fees and other offering expenses payable by the Company.

The Company evaluated the warrants issued in the offering and determined the warrant instruments should be classified as a liability due to certain net cash settlement provisions in the warrant agreement. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $1.8 million (based on a Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 123%, and a risk-free interest rate of 1.23%). The remaining balance of $3.2 million, after deducting the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.8 million, including placement agent fees and legal expenses. Of this amount, $0.2 million was allocable to the warrants and recorded as other expense in the Company’s consolidated statement of operations for the year ended December 31, 2016 based on the relative fair value of the warrants to the common stock. The derivative liability for the warrants was marked-to-market at $245,000 as of March 31, 2017, with the decrease in fair value of $29,000 recorded as a component of change in fair value of derivative liabilities in the Company’s statement of operations (see Note 4) for the three months ended March 31, 2017.

On November 22, 2016, the Company completed an underwritten public offering of 533,500 shares of its common stock and warrants to purchase up to an aggregate of 533,500 shares of common stock. Each share of common stock was sold together with a warrant to purchase one share of common stock at a combined purchase price of $7.50 per unit, for aggregate gross proceeds to the Company of $4.0 million. The warrants have an exercise price of $7.50 per share, were exercisable immediately upon issuance and expire five years following the date of issuance. The net proceeds to the Company from the offering of approximately $3.3 million after deducting placement agent fees and other offering expenses payable by the Company.

The Company evaluated the warrants issued in the offering and determined the warrant instruments should be accounted for as a liability primarily because the warrant is not indexed to the Company’s common stock due to exercise price adjustment provision and the Company may be required to pay the warrant holders cash under certain circumstances. The Company recorded a derivative liability for the estimated fair value of the warrants issued in connection with the offering in the amount of $2.9 million, based on a valuation using the Monte Carlo valuation model. The remaining balance of $1.1 million, after deducting the fair value of the warrants, was allocated to the value of the common stock. Offering costs directly allocable to the offering totaled $0.7 million, including underwriting discounts and commissions and legal expenses. Of this amount, $0.3 million was allocable to the warrants and recorded as other expense in the Company’s consolidated statements of operations based on the relative fair value of the warrants to the common stock. The derivative liability for the warrants was marked-to-market at $1,961,000 as of March 31, 2017, with the decrease in fair value of $82,000 recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4) for the three months ended March 31, 2017.

The $7.50 exercise price of the 533,500 shares of common stock issuable upon exercise of outstanding warrants will be adjusted in connection with the Company’s April 2017 1-for-10 reverse stock split. Under the terms of the November 2016 warrants, following a reverse stock split, on the 16th trading day immediately following such reverse stock split, or May 16, 2017, the exercise price of the November 2016 warrants will be reduced to the lowest volume-weighted average price between and including April 25, 2017 and May 15, 2017.

There were no issuances of common stock during the three months ended March 31, 2017.

9. Stock-Based Compensation

Stock Option Plan

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the 2016 Plan). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares reserved for future issuance was automatically increased by 82,440 common shares.

Share-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using a Black-Scholes option valuation model. The assumptions used in the Black-Scholes option pricing model are presented below:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.10 to 2.38%	1.58 to 1.63%
Expected volatility	116 to 118%	113%
Expected term (years)	6.0 to 9.8	6.0
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2017	2016

Research and development	$28,000	$26,000
General and administrative	143,000	790,000
Total stock-based compensation	$171,000	$816,000

Stock option transactions during the three months ended March 31, 2017 are presented below:

	Options Outstanding
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Balance, December 31, 2016	74,890	$64.50	8.65	$-
Granted	46,732	4.50	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(1,262)	28.60	-	-
Balance, March 31, 2017	120,360	$41.60	8.95	$-
Exercisable at March 31, 2017	39,766	$78.00	8.13	$-

The intrinsic value of options exercisable as of March 31, 2017 was $0, based on the Company’s closing stock price of $4.30 per share and the exercise price of the options. As of March 31, 2017, there was $1.6 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.5 years.

Shares Reserved For Future Issuance

As of March 31, 2017, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	120,360
Employee stock purchase plan	25,215
Available for future grants under the 2016 Plan	200,987
Warrants	775,137
Total shares reserved	1,121,699

As of March 31, 2017, the Company was obligated under the CSIA agreement and permitted to issue under the NYSE MKT rules to issue an aggregate of 28,684 shares of common stock to the Holders (see Note 6) for no additional consideration.

Employee Stock Purchase Plan (ESPP)

On June 20, 2016, the Company’s stockholders approved the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock on a voluntary basis. The shares are sold to participants at a price equal to the lesser of 85% of the fair market value of the Company’s common stock at the (i) beginning of the offering period, or (ii) end of the six-month purchase period. The ESPP provides for four six-month purchase periods during each 24 month term. The initial shares provided for under the plan are 12,000, and automatically increase annually as allowed for under the ESPP, beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares of common stock reserved for issuance under the ESPP was automatically increased by 16,488 common shares.

During the three months ended March 31, 2017, there were no shares issued under the ESPP and the Company recognized $3,000 in compensation expenses related to the ESPP.

10. Collaborative Agreements

In June 2013, the Company entered into a Collaborative Research and Development Agreement with the United States Army Medical Research and Materiel Command and the Walter Reed Army Institute of Research. The Collaborative Research and Development Agreement is focused on developing and commercializing bacteriophage therapeutics to treat S. aureus infections. During the three months ended March 31, 2017 and 2016, the Company incurred no expense related to the Walter Reed Army Institute of Research under the Collaborative Research and Development Agreement.

In 2013, the Company entered into collaboration agreements with the University of Leicester and the University of Glasgow. Under these agreements, which are referred to collectively as the Leicester Development Agreements, the Company provided payments to carry out research on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections. During the three months ended March 31, 2017 and 2016, the Company recorded $97,000 and $43,000 respectively, in research and development expenses related to the University of Leicester under the Leicester Development Agreements. During the three months ended March 31, 2017 and 2016, the Company recognized no expense related to the University of Glasgow under the Leicester Development Agreements.

In March 2017, the Company provided the required 180 days’ notice to terminate the Leicester Development Agreement. In April 2017, the University of Leicester provided the Company with notice that it intends to terminate the license agreement as a result of its determination that the Company has not continued to make substantial commercial progress in relation to the technology licensed to the Company under the agreement. Under the license agreement, the Company has the right to enter in good faith discussion with the University of Leicester to identify feasible next steps to remedy the perceived lack of commercial progress prior to a termination of the license agreement on such basis. The licensed rights relate to bacteriophage therapeutic products for the treatment of C. difficile.

11. Commitments and Contingencies

From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject us to costly legal expenses and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

12. Subsequent Events

On May 10, 2017, the Company completed an underwritten public offering and sold 2,584,085 shares of its common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu thereof, including 110,897 shares of common stock sold pursuant to the underwriter’s partial exercise of its over-allotment option, and common warrants to purchase 8,000,000 shares of common stock, including common warrants to purchase up to 1,043,478 shares of common stock sold pursuant to the underwriter’s full exercise of the over-allotment option to purchase additional common warrants. The price to the public for each share of common stock sold in the offering was $1.49, $1.48 for each pre-funded warrant and $0.01 for each common warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are immediately exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. The Company received net proceeds of $9.1 million, after deducting the underwriting discount and commissions and other estimated offering expenses payable by the Company.

On April 1, 2017, the Company amended its offer letter agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The offer letter amendments were entered into for cautionary purposes to limit the Company’s potential severance obligations, in order to provide the Company with additional near term operating flexibility by waiving certain severance benefits in exchange for stock options and eligibility to receive cash bonuses upon successful completion of near-term financings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC.

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations until the end of the second quarter of 2018, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expectation that recent operational changes will reduce cash expenditures in 2017 and support the Company’s strategic emphasis on personalized phage therapies, the expected benefits of our recently announced personalized phage therapies strategy, the expected receipt of a tax rebate from the Australian tax authority, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

The extensive use of antibiotics since the beginning of the modern antibiotics era in the 1940s has resulted in drug resistance among many disease-causing bacteria. According to the U.S. Centers for Disease Control and Prevention, or CDC, resistance to antibiotics threatens to reverse many of the key medical advances of the last half-century. Examples of clinically important microbes that are rapidly developing resistance to available antimicrobials include bacteria that cause skin, bone, lung and bloodstream infections (e.g., Staphylococcus aureus, or S. aureus and methicillin-resistant S. aureus, or MRSA), pneumonia and lung infections in both community and hospital settings and cystic fibrosis, or CF, patients (e.g., A. baumanii, P. aeruginosa, and K. pneumoniae), meningitis (e.g., S. pneumonia), urinary tract and gastrointestinal infections (e.g., E. coli and C. difficile). As phages kill bacteria in ways entirely unlike the mechanisms used by traditional antibiotics, we believe that most multi-drug resistant bacteria will be susceptible to phage therapy. Furthermore, should resistant bacteria emerge or evolve, we believe it will remain possible to identify phages that can effectively kill these resistant bacteria.

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates for the treatment of S. aureus infections, including MRSA, P. aeruginosa infections, and C. difficile infections. We intend to seek to advance our chronic rhinosinusitis, or CRS, program and preclinical CF, program through partnerships, arrangements and/or with additional outside funding. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage cocktail AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through March 31, 2017, we have received approximately $52.6 million in gross proceeds from the issuance of our equity securities and convertible debt securities. As of March 31, 2017, we had an accumulated deficit of $384.6 million, $69.1 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We currently expect to use our existing cash and cash equivalents for the continued research and development of our product candidates, including through our recently announced personalized phage therapies strategy, and for working capital and other general corporate purposes.

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

Recent Events

On April 14, 2017, our board of directors approved (i) a 1-for-10 reverse split of our outstanding common stock and (ii) a corresponding, proportional reduction in the number of our authorized shares of common stock, which became effective on April 24, 2017, pursuant to the filing of Articles of Amendment to our Articles of Incorporation with the Secretary of State of the State of Washington. As a result of the reverse stock split, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all stock options and warrants issued by us and outstanding, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under our equity incentive and compensation plans was reduced proportionately. Our common stock began trading on the NYSE MKT on a split-adjusted basis at market open on April 25, 2017. All common share and per common share information that is presented as of a date prior to the reverse stock split have been adjusted to give retroactive effect to the reverse stock split.

We believe our bacteriophage technology may have unique application in the area of personalized medicine, and in April 2017, we announced a new strategic emphasis on personalized therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop personalized, targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to customize phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections. We have commenced a focused effort to develop precisely targeted and personalized bacteriophage therapies aimed at addressing the unmet medical need of serious or life-threatening antibiotic-resistant infections.

Under existing compassionate-use guidelines, we expect to provide personalized phage therapies to patients suffering from severe, multi-drug-resistant, or MDR, infections who have failed prior therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide personalized phage therapies under the compassionate-use guidelines, but also provide the clinical data from these compassionate use cases that we expect to support the potential validation of the clinical utility of phage therapy and inform our future discussions with the FDA in 2018 or later on defining a potential path to market approval. We anticipate that we will initially make personalized phage therapies available in Australia, where we plan to collaborate with leading hospitals and key opinion leaders to identify and select eligible patients. We believe Australia has a favorable regulatory framework with respect to treating patients under compassionate use guidelines.

Our new emphasis on personalized medicine builds upon our prior successes using tailored bacteriophage therapies under emergency investigational new drug applications to treat individual patients battling life-threatening, MDR bacterial pathogens who had exhausted their treatment options. In March 2016 we collaborated with several academic institutions and a U.S. Navy laboratory to produce a personalized bacteriophage therapy that successfully treated a critically ill, comatose patient with an MDR Acinetobacter baumannii (A. baumannii) infection. Shortly after phage therapy was initiated, the patient emerged from the coma and continued to improve under an ongoing combination of phage and antibiotic therapies until the infection was cleared. To date, the infection has not returned. Additionally, in December 2007 our wholly owned subsidiary, Special Phage Services, was instrumental in developing a personalized phage therapy that, together with a course of antibiotics, eliminated a previously antibiotic-resistant Pseudomonas aeruginosa (P. aeruginosa) infection in the bladder of a female cancer patient.

On May 10, 2017, we completed an underwritten public offering and sold 2,584,085 shares of our common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu thereof, including 110,897 shares of common stock sold pursuant to the underwriter’s partial exercise of its over-allotment option, and common warrants to purchase 8,000,000 shares of common stock, including common warrants to purchase up to 1,043,478 shares of common stock sold pursuant to the underwriter’s full exercise of the over-allotment option to purchase additional common warrants. The price to the public for each share of common stock sold in the offering was $1.49, $1.48 for each pre-funded warrant and $0.01 for each common warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are immediately exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. We received net proceeds of $9.1 million, after deducting the underwriting discount and commissions and other estimated offering expenses payable by us.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017 and 2016, we recognized $29,000 and $106,000, respectively, in revenue related to our former gene therapy program.

Research and Development

Research and development expenses for the quarter ended March 31, 2017 totaled $1.5 million compared to $2.0 million for the same period of 2016. The decrease of $0.5 million was primarily related to approximately $0.4 million of expense recorded in connection with assets acquired from Novolytics in 2016.

General and Administrative

General and administrative expenses for the quarter ended March 31, 2017 were $1.9 million compared to $2.6 million for the same period of 2016. The $0.7 million decrease was attributable to a $0.5 million decrease in compensation primarily related to non-cash stock-based compensation and $0.2 million for legal fees and professional recruitment fees.

Other Income (Expense)

We recorded a gain of $114,000 for the three months ended March 31, 2017 related to the change in the fair value of our derivative liabilities. The gain was the result of a $111,000 gain related to the change in fair value of our derivative liability for warrants issued in June and November 2016 and a gain of $3,000 related to the change in fair value of our dilutive financing derivative liability.

We recorded a gain of $1.4 million for the three months ended March 31, 2016 related to the change to the fair value of our Series B preferred stock derivative liability. This gain was primarily attributable to a decrease in the estimated term of the derivative liability associated with the Series B preferred stock at March 31, 2016.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy out liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $384.6 million as of March 31, 2017, $69.1 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances could raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $2.2 million at March 31, 2017. We have made operational changes that are expected to reduce our cash expenditures in 2017 and which we believe will support our strategic emphasis on precisely targeted personalized bacteriophage therapies. In May 2017, we completed an underwritten public offering of common stock, pre-funded warrants and common warrants, resulting in net proceeds to us of approximately $9.1 million. We have filed an Australian tax return for the year 2016 and currently expect receipt of approximately $1.8 million in tax rebate incentive payments from the Australian tax authority in the third quarter of 2017, subject to review of the tax return by Australian tax authorities. There can be no assurance that we will receive such tax rebate when or in the amount we currently anticipate, or at all. We believe our existing cash resources, after taking into account the net proceeds from our May 2017 public offering, will be sufficient to fund our planned operations until the end of the second quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2017 was $3.3 million, as compared to $3.1 million for the three months ended March 31, 2016. Net loss recorded during the three months ended March 31, 2017 was $3.2 million, inclusive of a $0.1 million non-cash gain on derivative liabilities primarily related to warrants. Net loss recorded during the three months ended March 31, 2016 was $3.1 million, inclusive of a $1.4 million non-cash gain related to the Series B preferred stock derivative liability. Loss from operations decreased from $4.5 million during the three months ended March 31, 2016 to $3.4 million during the three months ended March 31, 2017. The $1.1 million decrease was due to lower non-cash stock-based compensation and professional service costs during the first quarter of 2017 and one-time expenses related to assets acquired from Novolytics during the first quarter of 2016.

Investing activities

Net cash used in investing activities was $5,000 and $112,000 for the three months ended March 31, 2017 and 2016, respectively, and was primarily attributable to purchases of property and equipment.

Financing activities

Net cash used in financing activities was $205,000 for the three months ended March 31, 2017 and related to a payment on a note payable with an insurance carrier. There were no financing activities for the three months ended March 31, 2016.

Future Capital Requirements

We will need to raise additional capital to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our personalized phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive the expected $1.8 million Australian tax rebate, or other future tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of lawsuits involving us or our product candidates.

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

Any additional fundraising efforts may divert our management team from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our personalized phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have off-balance sheet arrangements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report as a result of the material weakness identified in our internal control over financial reporting as of December 31, 2016, as described further below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as disclosed below.

Remediation of Material Weakness

As of December 31, 2015, the Company disclosed the following material weakness within its 2015 Form 10-K: “We concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions and in the application of Accounting Standards Codification No. 260, “Earnings Per Share,” or ASC 260 as of December 31, 2015.” Although we made improvements and implemented certain aspects of our remediation plan through December 31, 2016, we did not believe that the applicable remedial controls had operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness. We also did not believe that our remediation plan had been fully implemented as of December 31, 2016. Accordingly, the identified material weakness remained outstanding.

We continue to review, document and test our internal control over financial reporting. For the three months ended March 31, 2017, we have taken additional steps to remediate those previously identified deficiencies in our internal control over financial reporting in the area of complex and non-routine transactions. We have continued implementation of standardized financial control and reporting processes which have resulted in improvements to our internal control of financial reporting. These remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to certain litigation that is either judged to be not material or that arises in the ordinary course of business. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

We will need to raise additional capital to support our operations, which may not be available on acceptable terms, or at all.*

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations until the end of the second quarter of 2018, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our personalized phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive the expected $1.8 million Australian tax rebate, or other future tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Raising additional capital through the sale of securities could cause significant dilution to our stockholders. Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our personalized phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to a total loss of investment by our stockholders.

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of March 31, 2017, our accumulated deficit was $384.6 million, $69.1 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2017 and 2016, we had losses from operations of $3.4 million and $4.5 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included Item 2 in this report.

Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

To attain ongoing profitability, we will need to develop products that receive regulatory approval, and market and sell such products effectively, or rely on other parties to do so. We cannot predict when we will achieve ongoing profitability, if at all. We have never generated revenue from product sales and there is no guarantee that we will be able to do so in the future. If we fail to become profitable, or if we are unable to fund our continuing losses, our business, financial condition and results of operations may be materially adversely impacted and our stock price could decline.

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

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.*

Our ability to utilize our net operating loss carryforwards, or NOLs, and certain other tax attributes may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. These limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with future private or public offerings, as well as changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that we believe there will likely be additional ownership changes in the future. However, we believe there may have been one or more “ownership changes” since our formation, including in connection with our November 2016 and May 2017 public offerings.

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

Risks Related to Our Business

Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from compassionate-use treatments may not be predictive of the results of later stage clinical trials.*

Preclinical studies, including studies of our product candidates in animal disease models, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of prototype phage products in the treatment of bacterial infections, such as P. aeruginosa and S. aureus, may not predict the ability of these products to treat similar infections in humans. Despite promising data in our completed Phase 1 clinical trials, our phage technology may be found not to be efficacious in treating bacterial infections alone or in combination with other agents, when studied in later-stage clinical trials.

In addition, we have used and plan to continue to use our bacteriophage technology in the area of personalized medicine under compassionate-use guidelines, which permit the use of phage therapy outside of clinical trials, beginning in Australia and then expanding to the United States and potentially other countries. Despite prior compassionate use successes, no assurance can be given that we will have similar compassionate-use treatment successes in the future. Compassionate use is a term that is used to refer to the use of an investigational drug or therapy outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow compassionate use on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs. In some countries, such as Australia, the treating physician can administer treatment under compassionate-use guidelines without pre-approval from the applicable regulatory authority.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 1 and Phase 2 trials, or in our compassionate-use program does not ensure that later clinical trials will be successful. Our initial results from early stage clinical trials or our compassionate-use program also may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials and most product candidates that commence clinical trials are never approved for commercial sale.

Our personalized phage therapies strategy may not be successful, which in turn could adversely affect our business.*

Our personalized phage therapies strategy involves providing phage therapy under compassionate-use guidelines to patients outside of clinical trials with antibiotic-resistant infections who have few or no other therapeutic options. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide personalized phage therapies under the compassionate-use guidelines, but also provide the clinical data from these compassionate-use cases that we expect to support the potential validation of the clinical utility of phage therapy and inform our future discussions with the FDA in 2018 or later on defining a potential path to market approval. However, this program is subject to numerous risks and uncertainties, including the following:

•	We have not established a cost reimbursement structure or otherwise entered into an arrangement that would at least offset our manufacturing costs for our phage therapies that may be administered to patients under compassionate-use guidelines. Increasing demand for our phage therapies in compassionate-use cases could result in significant costs to us.

•	Responding to compassionate-use requests could divert attention of our personnel and use manufacturing resources that could otherwise be deployed in other development program activities.

•	Compassionate-use treatment data may not establish proof-of-concept, and the FDA or other regulatory authorities may not accept compassionate-use data as sufficient clinical validation in support of our regulatory approval efforts, which could materially delay and increase the costs of our product development and commercialization activities.

•	Patient access to phage therapy will be provided on an individual basis where physicians will make an application or post-treatment notification to the applicable regulatory authorities on a patient-by-patient basis. This can impose a significant administrative burden on participating physicians, who may be resistant to navigating a process with which they are unfamiliar.

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

We are developing novel manufacturing processes for our product candidates at our facility in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facility in Slovenia must also undergo ongoing inspections by JAZMP, the Slovenian agency that regulates and supervises pharmaceutical products in Slovenia, for compliance with their and the EMA’s, current good manufacturing practice regulations, or cGMP regulations, before the respective product candidates can be approved for use in clinical trials or commercialization. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

In April 2017, the University of Leicester provided us with notice that it intends to terminate the license agreement as a result of its determination that we have not continued to make substantial commercial progress in relation to the technology licensed to us under the agreement. Under the license agreement, we have the right to enter in good faith discussion with the University of Leicester to identify feasible next steps to remedy the perceived lack of commercial progress prior to a termination of the license agreement on such basis. Although we intend to engage in such discussions with the University of Leicester, there can be no assurance that the parties will be able to identify or agree upon feasible next steps to remedy the purported lack of commercial progress, or that we will otherwise be able to resolve the matter in a manner that results in our retaining the rights licensed to us on the original terms of the agreement, on other favorable terms, or at all. The licensed rights relate to bacteriophage therapeutic products for the treatment of C. difficile, which is a program we are not actively developing at present, but may choose to develop in the future pending the rights to do so.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of May 10, 2017, we had 32 full time employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Central provisions of The Leahy-Smith America Invents Act, or the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the United States Patent and Trademark Office (“U.S. PTO”) Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the U.S. PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

In post-issuance proceedings, U.S. PTO rules and regulations generally tend to favor patent challengers over patent owners. For example, unlike in district court litigation, claims challenged in post-issuance proceedings are given their broadest reasonable meaning, which increases the chance a claim might be invalidated by prior art or lack support in the patent specification. As another example, unlike in district court litigation, there is no presumption of validity for an issued patent, and thus, a challenger’s burden to prove invalidity is by a preponderance of the evidence, as opposed to the heightened clear and convincing evidence standard. As a result of these rules and others, statistics released by the U.S. PTO show a high percentage of claims being invalidated in post-issuance proceedings. Moreover, with few exceptions, there is no standing requirement to petition the U.S. PTO for inter partes review or post-grant review. In other words, companies that have not been charged with infringement or that lack commercial interest in the patented subject matter can still petition the United States PTO for review of an issued patent. Thus, even where we have issued patents, our rights under those patents may be challenged and ultimately not provide us with sufficient protection against competitive products or processes.

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

We may be required to issue a significant number of additional shares of common stock for no additional consideration to certain of our stockholders.*

In April 2016 we entered into a Common Stock Issuance Agreement, or CSIA, with certain former holders, or the Holders, of our Series B Preferred Stock. We may be required to issue a significant number of additional shares of common stock for no additional consideration to the Holders. Pursuant to the CSIA, we agreed that if in the future we conduct one or more bona fide equity financings in which we sell shares of our common stock or preferred stock at a price of less than $40.50 per share, we will issue to the Holders, for no additional consideration, a number of additional shares of common stock, or Additional Shares, based on a specified formula. We refer to such rights of the Holders to receive Additional Shares as the Additional Issuance Rights. Specifically, in the event we conduct such a financing, the Holders would be entitled to receive (absent consideration of any applicable restrictions on the number of shares that can be issued in a non-public offering under NYSE MKT rules and interpretations without stockholder approval) in the aggregate a number of Additional Shares equal to (A) the product of (x) 103,705 multiplied by (y) a fraction, the numerator of which is $40.50 and the denominator of which is the lowest price per share paid by investors in such dilutive financing, or the Effective Price, less (B) 103,705 and all Additional Shares issued previously to the Holders pursuant to the Additional Issuance Rights. The foregoing formula will be reduced to the extent the resulting number of shares would exceed 19.99% of the outstanding shares of common stock immediately prior to the applicable financing, and is subject to further reductions related limitations under Section 713(a) of the NYSE MKT Company Guide.

Pursuant to Section 713(a) of the NYSE MKT Company Guide, stockholder approval is generally required prior to the issuance of common stock or common stock equivalents in connection with a transaction other than a public offering involving the sale, issuance, or potential issuance by the issuer of common stock or common stock equivalents equal to 20% or more of the outstanding shares of common stock as of immediately prior to the transaction for less than the greater of book or market value of the stock. At our 2016 annual meeting of stockholders on June 20, 2016, our stockholders approved the issuance by us of up to 103,705 Additional Shares, for purposes of Section 713(a) of the NYSE MKT Company Guide, to the extent required to satisfy the Additional Issuance Rights. On June 3, 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a combined price per share and associated warrant of $23.50. As a result of this offering, we issued to the Holders an aggregate of 75,020 Additional Shares. In November 2016, we completed a registered public offering of common stock and warrants to purchase common stock at a price of $7.50 per share and accompanying warrant. In May 2017, we completed a public offering of common stock and warrants to purchase common stock, at a price of $1.49 per share of common stock and $0.01 per accompanying warrant. Pursuant to the formula set forth in the CSIA, the Holders may claim that we have an obligation to issue them, in the aggregate, up to 552,169 Additional Shares as a result of the November 2016 public offering and the May 2017 public offering. However, under Section 713(a) of the NYSE MKT Company Guide, we are only permitted to issue 28,684 Additional Shares to the Holders without further stockholder approval. As of the date of this report, no Additional Shares have been issued to the Holders in connection with the November 2016 public offering or the May 2017 public offering. We may be required to obtain stockholder approval to issue additional shares beyond what we are currently allowed to issue them under Section 713(a) of the NYSE MKT, or provide other forms of consideration to the Holders, as a result of the November 2016 and May 2017 public offerings.

•	Our inability to comply in full with our potential obligation under the CSIA to issue shares to the Holders in connection with the completion of our November 2016 public offering and May 2017 public offering could have additional adverse consequences, including, without limitation:

•	the Holders may bring an action against us for breach of contract, or threaten to bring an action against us, either of which could require us to expend significant time and resources to resolve the matter, and we may not be successful;

•	we may need to seek approval from our stockholders in order to issue Additional Shares to the Holders, which would require us to expend time and resources, and our stockholders may not ultimately approve such issuance; and

•	we may need to provide other consideration to the Holders to settle potential claims arising from our inability to satisfy our potential contractual obligations under the CSIA, which could involve:

•	cash make-whole payments, which in turn would deplete our cash resources faster than we would otherwise anticipate; and

•	other unfavorable terms that could make it difficult for us to raise financing in the future, which would raise further doubts about our ability to continue as a going concern.

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

Any issuance or potential issuance of Additional Shares could adversely affect our stock price, make it more difficult for us to raise capital on favorable terms, or at all, and have a material adverse effect on our business, results of operations and financial condition

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of March 31, 2017, we had outstanding warrants to purchase an aggregate of 775,137 shares of our common stock at a weighted average exercise price of $22.86 per share, and outstanding options to 120,360 shares of our common stock at a weighted average exercise price of $41.60 per share. The $22.86 weighted-average exercise price set forth above with respect to the 775,137 shares of common stock issuable upon the exercise of outstanding warrants does not take into account the exercise price adjustment that will result under the terms of the warrants issued in November 2016 (exercisable for 533,500 shares of common stock in the aggregate at an exercise price of $7.50 per share) in connection with our April 2017 1-for-10 reverse stock split. Under the terms of the November 2016 warrants, following a reverse stock split, on the 16th trading day immediately following such reverse stock split, or May 16, 2017, the exercise price of the November 2016 warrants will be reduced to the lowest volume-weighted average price between and including April 25, 2017 and May 15, 2017. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Our principal stockholders and management beneficially own a majority of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2017, our executive officers, directors, greater than 5% stockholders and their affiliates beneficially owned a majority of our outstanding voting stock. Therefore, these stockholders could have the ability to influence us through this ownership position. These stockholders may be able to significantly affect or, acting together, control matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000-23930), (b) in which we have total annual gross revenue of approximately $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Pursuant to our 2016 Equity Incentive Plan, or the 2016 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 Plan will automatically increase on January 1st of each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 30,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 15, 2017	By	/s/ Michael Scott Salka
Name: Michael Scott Salka
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
3.2	Articles of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on April 24, 2017).
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).
4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).
4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).
4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).
4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).
4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.14	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Registrant and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 8, 2016).
4.15	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).
4.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on June 1, 2016).
4.17	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 17, 2016).
4.18	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).
4.19	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).
10.1+	Offer Letter, dated January 27, 2017, by and between the Registrant and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on February 2, 2017).

10.2+	Consulting Agreement, dated February 1, 2017, by and between the Registrant and Wendy S. Johnson (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on February 2, 2017).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+ Indicates management contract or compensatory plan.

