Form 10-Q
period 2017-06-30
AmpliPhi Biosciences Corp
filed 2017-08-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes    ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 9, 2017 was 8,749,052.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,962,000	$5,711,000
Accounts receivable, net	-	12,000
Prepaid expenses and other current assets	282,000	590,000
Total current assets	9,244,000	6,313,000
Property and equipment, net	909,000	1,072,000
In process research and development	4,661,000	10,461,000
Acquired patents, net	292,000	307,000
Total assets	$15,106,000	$18,153,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,856,000	$1,617,000
Deferred revenue	58,000	-
Accrued compensation	1,072,000	895,000
Dividends payable	38,000	38,000
Insurance premium liability	81,000	185,000
Note payable	606,000	803,000
Total current liabilities	3,711,000	3,538,000
Derivative liabilities	387,000	2,443,000
Deferred tax liability	1,147,000	2,449,000
Total liabilities	5,245,000	8,430,000

Series B redeemable convertible preferred stock
$0.01 par value; no shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at June 30, 2017 and December 31, 2016; 8,549,152 and 1,648,751 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	85,000	16,000
Additional paid-in capital	400,851,000	391,067,000
Accumulated deficit	(391,075,000)	(381,360,000)
Total stockholders’ equity	9,861,000	9,723,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$15,106,000	$18,153,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$28,000	$103,000	$57,000	$209,000
Operating expenses
Research and development	1,130,000	1,241,000	2,620,000	3,221,000
General and administrative	2,784,000	2,451,000	4,682,000	5,095,000
Impairment charges	5,800,000	-	5,800,000	-
Total operating expenses	9,714,000	3,692,000	13,102,000	8,316,000
Loss from operations	(9,686,000)	(3,589,000)	(13,045,000)	(8,107,000)
Other income (expense)
Change in fair value of derivative liabilities	1,920,000	(35,000)	2,034,000	1,371,000
Other income (expense), net	3,000	(227,000)	2,000	(227,000)
Total other income (expense), net	1,923,000	(262,000)	2,036,000	1,144,000
Loss before income taxes	(7,763,000)	(3,851,000)	(11,009,000)	(6,963,000)
Income tax benefit	1,302,000	-	1,302,000	-
Net loss	(6,461,000)	(3,851,000)	(9,707,000)	(6,963,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(2,366,000)	-	(2,366,000)
Accretion of Series B redeemable convertible preferred stock	-	(133,000)	-	(1,858,000)
Net loss attributable to common stockholders	$(6,461,000)	$(6,350,000)	$(9,707,000)	$(11,187,000)
Per share information:
Net loss per share of common stock - basic	$(1.21)	$(7.26)	$(2.76)	$(15.30)
Weighted average number of shares of common stock outstanding - basic	5,350,930	874,062	3,514,181	731,206
Net loss per share of common stock - diluted	$(1.46)	$(7.82)	$(3.09)	$(15.96)
Weighted average number of shares of common stock outstanding - diluted	5,519,895	876,806	3,652,501	732,578

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(9,707,000)	$(6,963,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,034,000)	(1,371,000)
Impairment charges	5,800,000	-
Stock-based compensation	470,000	1,364,000
Deferred taxes	(1,302,000)	-
Warrants and other allocable expenses	-	431,000
Depreciation	170,000	158,000
Amortization of patents	15,000	15,000
Other non-cash adjustments, net	18,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	12,000	107,000
Accounts payable, accrued expenses, deferred revenue and other	(189,000)	509,000
Accrued compensation	177,000	(172,000)
Prepaid expenses and other current assets	340,000	(55,000)
Net cash used in operating activities	(6,230,000)	(5,977,000)
Investing activities:
Purchases of property and equipment	(7,000)	(237,000)
Net cash used in investing activities	(7,000)	(237,000)
Financing activities:
Costs of Series B redeemable convertible preferred stock conversion to common stock	-	(173,000)
Dividend payments	-	(63,000)
Proceeds from sale of common stock and related warrants, net of offering costs	9,690,000	4,224,000
Proceeds from stock issuance under employee stock purchase plan	3,000	-
Principal payment on note payable	(205,000)	-
Net cash provided by financing activities	9,488,000	3,988,000
Net increase (decrease) in cash and cash equivalents	3,251,000	(2,226,000)
Cash and cash equivalents, beginning of period	5,711,000	9,370,000
Cash and cash equivalents, end of period	$8,962,000	$7,144,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$-	$1,858,000
Fair value of warrant liability upon issuance	-	1,816,000
Offering costs included in accounts payable	339,000	-

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

June 30, 2017
(Unaudited)

1. Organization and Description of the Business

AmpliPhi Biosciences Corporation (the “Company”) was incorporated in the state of Washington in 1989 under the name Targeted Genetics Corporation. In February 2011, Targeted Genetics Corporation changed its name to AmpliPhi Biosciences Corporation. The Company is dedicated to developing novel antibacterial therapies called bacteriophage (phage). Phages are naturally occurring viruses that preferentially bind to and kill their bacterial targets.

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

As of June 30, 2017, the Company had cash and cash equivalents of $9.0 million. In addition, the Company has filed an Australian tax return for the year 2016 and currently expects receipt of approximately $1.8 million in tax rebate incentive payments from the Australian tax authority in the third quarter of 2017, subject to review of the tax return by Australian tax authorities. There can be no assurance that the Company will receive such tax rebate when or in the amount currently anticipated, or at all.

Management has made operational changes that are expected to reduce cash expenditures in 2017 and support the Company’s strategic emphasis on precisely targeted bacteriophage therapies. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until mid-2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”). Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi Biotehnološke Raziskave in Razvoj d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

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

Reverse Stock Split

On April 21, 2017, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the Secretary of State of the State of Washington that effected a 1-for-10 (1:10) reverse stock split of its common stock, par value $0.01 per share, effective April 24, 2017. All common share, warrant, stock option, and per share information in the consolidated financial statements gives retroactive effect to the 1-for-10 reverse stock split that was effected on April 24, 2017. In connection with the reverse stock split, the Company adjusted its authorized common stock, from 670,000,000 to 67,000,000 shares. The par value of its common stock was unchanged at $0.01 per share, post-split. The Company adjusted stockholders' equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to additional paid-in capital, resulting in no net impact to stockholders' equity on the consolidated balance sheets.

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

In Process Research and Development

In Process Research & Development (“IPR&D”) assets represent capitalized incomplete research projects that were acquired through business combinations. Such assets are initially measured at their acquisition date fair values, and accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of research and development efforts associated with the projects. Management periodically re-evaluates whether continuing to characterize the asset as indefinite-lived is appropriate.

Since December 31, 2016 and through the first quarter of 2017, the Company had IPR&D assets related to its Staph and Pseudomonas programs of $5.2 million and $5.3 million, respectively. Management assessed the qualitative indicators for impairment and noted no negative operational indicators for its research and development programs. However, as of June 30, 2017, the Company’s market capitalization was approximately $6.7 million, well below the Company’s carrying amount of net assets. As the Company’s shares of common stock are publicly-traded, the market capitalization is an indicator of the fair value which is evaluated against the Company’s net asset values. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. In connection with the preparation and review of the Company’s financial statements included in this report, management determined that the IPR&D assets were impaired as of June 30, 2017.

Based on the indicators above, the Company assessed the fair value of its IPR&D assets and determined an impairment charge of $5.8 million, off-set by a related income tax benefit of $1.3 million, was necessary in the second quarter of 2017. The impairment was due to an increase in the Company’s discount rate as compared to previous assessments due to the significant difference between the Company’s net assets and its market capitalization. The carrying amount of the Staph and Pseudomonas programs after the impairment charge was $2.8 million and $1.9 million, respectively. The impairment charge was included as a component of operating expense in the consolidated statements of operations for the three and six months ended June 30, 2017.

Accounting for Warrant and Preferred Shares Conversion and Dilutive Financing Features

Warrants and preferred shares conversion and dilutive financing features are accounted for in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations (see Note 4).

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

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting the guidance on its consolidated financial statements.

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The Company adopted this ASU as of December 31, 2016 and conformed its footnote disclosure in accordance with the disclosure requirements under this standard.

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

4. Fair Value Measurements

The guidance regarding fair value measurements prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

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

Liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company has not transferred any liabilities between the classification levels.

The Company estimates fair values of derivative liabilities utilizing Level 3 inputs. The Company uses the Monte Carlo and Black-Scholes valuation models for derivatives which embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, risk-free rates) necessary to determine fair value of these instruments. The Company’s derivative liabilities are marked-to-market with the changes in fair value recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations. Estimating fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

The recurring fair value measurements of the Company’s derivative liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable Inputs
	Items (Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$29,000	$29,000
November 2016 offering warrant liability	-	-	358,000	358,000
Total liabilities	$-	$-	$387,000	$387,000

December 31, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$274,000	$274,000
Dilutive financing derivative liability	-	-	126,000	126,000
November 2016 offering warrant liability	-	-	2,043,000	2,043,000
Total liabilities	$-	$-	$2,443,000	$2,443,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	Dilutive	November 2016
	Offering	Financing	Offering	Total
	Warrant	Derivative	Warrant	Derivative
	Liability	Liability	Liability	Liabilities
Balance, December 31, 2016	$274,000	$126,000	$2,043,000	$2,443,000
Changes in estimated fair value	(245,000)	(104,000)	(1,685,000)	(2,034,000)
Settlement of liability	-	(22,000)	-	(22,000)
Balance, June 30, 2017	$29,000	$-	$358,000	$387,000

In connection with an issuance of warrants exercisable for an aggregate of 106,383 shares of common stock in a registered public offering, the Company incurred the June 2016 offering warrant liability (see Note 7). The fair value of the June 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The assumptions used consisted of the following:

	June 30, 2017	December 31, 2016
Volatility	129%	118%
Expected term (years)	3.93	4.42
Risk-free interest rate	1.71%	1.80%
Dividend yield	0.00%	0.00%
Exercise price	$22.50	$22.50
Common stock closing price	$0.78	$4.40

In connection with an issuance of warrants exercisable for an aggregate of 533,500 shares of common stock in an underwritten public offering, the Company incurred the November 2016 offering warrant liability (see Note 7). The fair value of the November 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The assumptions used consisted of the following:

	June 30, 2017	December 31, 2016
Volatility	115%	112%
Expected term (years)	4.39	4.89
Risk-free interest rate	1.75%	1.91%
Dividend yield	0.00%	0.00%
Exercise price (1)	$1.00	$7.50
Common stock closing price	$0.78	$4.40

(1) In connection with the Company’s April 2017 1-for-10 reverse stock split, the exercise price of the warrants was adjusted to $1.00 per share pursuant to terms of the warrant agreement. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock including, but not limited to, the potential issuance of 523,210 shares of common stock to the shareholders who are party to the Common Stock Issuance Agreement (see Note 6). If the Company’s shareholders approve such issuance at the 2017 annual meeting of shareholders, the exercise price of the warrants would be reduced to $0.57 per share.

Dilutive Financing Derivative Liability

The dilutive financing derivative liability was recorded on the accompanying balance sheet on April 8, 2016 in connection with the Company’s entry into a Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B redeemable convertible preferred stock. As of December 31, 2016, the maximum number of shares that the Company could issue under the rules of the NYSE MKT and the terms of the CSIA agreement was 28,684 shares. As of December 31, 2016, the dilutive financing liability was valued at $126,000 based on the closing market price of the Company’s common stock of $4.40 per share multiplied by the 28,684 shares available to be issued. On June 27, 2017, the Company and the holders entered into an amendment to the CSIA (the “CSIA Amendment”) under which the 28,684 common shares were issued to the holders on June 29, 2017 (see Note 6). This issuance removed the condition which required the dilutive financing to be treated as a derivative liability. Accordingly, the fair value of the shares were marked-to-market through June 29, 2017, at $22,000, and then reclassified from a liability to equity. The decrease in fair value of $104,000 was recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations for the three and six months ended June 30, 2017.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(6,461,000)	$(3,851,000)	$(9,707,000)	$(6,963,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(2,366,000)	-	(2,366,000)
Accretion of Series B redeemable convertible preferred stock	-	(133,000)	-	(1,858,000)
Net loss attributable to common stockholders - basic	$(6,461,000)	$(6,350,000)	$(9,707,000)	$(11,187,000)
Changes in fair value of November 2016 warrants	(1,580,000)	-	(1,580,000)	-
Net loss attributable to common stockholders - diluted	$(8,041,000)	$(6,350,000)	$(11,287,000)	$(11,187,000)
Weighted average common shares outstanding - basic	5,350,930	874,062	3,514,181	731,206
Net loss per share of common stock - basic	$(1.21)	$(7.26)	$(2.76)	$(15.30)
Weighted average common shares outstanding - diluted	5,519,895	876,806	3,652,501	732,578
Net loss per share of common stock - diluted	$(1.46)	$(7.82)	$(3.09)	$(15.96)

The $1,580,000 change in fair value of November 2016 warrants for the three and six months ended June 30, 2017 included a gain from the reduction in fair value starting when the warrants were in the money as a result of the exercise price adjustment made in connection with the Company’s 1-for-10 reverse stock split in April 2017 (See Note 4).

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016, as they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options	285,276	73,902	285,276	73,902
Warrants	8,442,670	137,964	8,442,670	137,964
Total	8,727,946	211,866	8,727,946	211,866

6. Redeemable Convertible Preferred Stock

On June 13, 2013, the Company’s Board of Directors approved a resolution designating 9,357,935 shares of Preferred Stock as Series B redeemable convertible preferred stock (“Series B”) with an initial stated value of $1.40 and par value of $0.01 per share. The Series B shares were subject to automatic conversion into common stock upon the election of the holders of at least two-thirds of the outstanding Series B shares. Holders of the Series B shares were entitled to receive cumulative, cash dividends at the rate of 10% of the Series B stated value. The Series B shares were redeemable by the Company at any time on or after June 26, 2018, upon the election of the holders of at least two-thirds of the outstanding Series B shares for an amount equal to the original issue price per share plus any accrued and unpaid dividends.

On April 8, 2016, certain holders of over two-thirds of the Company’s then-outstanding shares of the Series B shares elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). The transaction was accounted for based on the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016. As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 150,556 shares of common stock. From December 31, 2015 to April 7, 2016, the Company had accreted $1,858,000 from additional paid-in capital to Series B shares to adjust the redemption value of the Series B. The June 30, 2017 consolidated balance sheet reflects dividends payable of $38,000 to former holders of the Series B, which are classified as current liabilities.

Common Stock Issuance Agreement

On April 8, 2016, the Company entered into the Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B (the “Holders”) pursuant to which the Company agreed to issue a formula-based number of shares of its common stock to the Holders for no additional consideration upon completion of one or more bona fide equity financings in which the Company sells shares of its common stock below a specified price (a “Dilutive Issuance”) in a transaction that occurs prior to the earlier of June 30, 2018 or such time as the Company has raised, following the date of the CSIA, $10.0 million in the aggregate (the “Price Protection Obligations”). In each of June 2016, November 2016 and May 2017, the Company completed offerings of its common stock that constituted Dilutive Issuances under the CSIA. The Company issued 75,020 shares under the Price Protection Obligations subsequent to the June 2016 financing. Due in part to limitations on the number of shares issuable to the Holders under the rules of the NYSE MKT, no additional shares of common stock were issued to the holders in connection with the November 2016 and May 2017 offerings prior to June 2017 as discussed below.

On June 27, 2017, the Company and the Holders entered into the CSIA Amendment to, among other things, terminate the Price Protection Obligations. In consideration for the termination for the Price Protection Obligations and a release of claims by the Holders, the Company agreed to (i) issue to the Holders, within five business days of the Amendment, an aggregate of 28,684 shares of its common stock (the “First Issuance”), which, under the rules of the NYSE MKT, was the maximum number of shares the Company was permitted to issue to the Holders pursuant to the CSIA without further shareholder approval, and (ii) issue to the Holders in a subsequent closing an aggregate 523,210 shares of common stock (the “Second Issuance”), subject to obtaining shareholder approval of the Second Issuance at the Company’s 2017 Annual Meeting of Shareholders and the Company’s receipt of a release of claims from the Holders at the time of the Second Issuance. In connection with the Second Issuance, the Company recorded a liability of $408,000 which has been included as a component of accounts payable and accrued expenses in the consolidated balance sheet at June 30, 2017. The liability was valued based on the closing price of the Company’s common stock of $0.78 per share at June 30, 2017 multiplied by the 523,210 shares of common stock to potentially be issued. The related charge of $408,000 was included as a component of general and administrative expense for the three and six months ended June 30, 2017.

7. Capital Stock and Warrants

Registered Public Offering of Common Stock and Warrants

On June 3, 2016, the Company completed a registered public offering of 212,766 shares of its common stock and warrants to purchase 106,383 shares of common stock. Each share of common stock was sold together with a warrant to purchase 0.50 of a share of common stock at a combined purchase price of $23.50 per unit, for aggregate gross proceeds to the Company of $5.0 million. The warrants have an exercise price of $22.50 per share, were exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $4.2 million, after deducting placement agent fees and other offering expenses payable by the Company.

The Company has classified the warrants as a liability due to certain net cash settlement provisions in the warrant agreement. The derivative liability for the warrants was marked-to-market at $29,000 as of June 30, 2017, with the decrease in fair value of $245,000 recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4) for the six months ended June 30, 2017.

Underwritten Public Offering of Common Stock and Warrants

On November 22, 2016, the Company completed an underwritten public offering of 533,500 shares of its common stock and warrants to purchase up to an aggregate of 533,500 shares of common stock. Each share of common stock was sold together with a warrant to purchase one share of common stock at a combined purchase price of $7.50 per unit, for aggregate gross proceeds to the Company of $4.0 million. The warrants originally had an exercise price of $7.50 per share, are exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $3.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the Company’s April 2017 1-for-10 reverse stock split and a provision in the November 2016 warrants that required reduction of the exercise price following the reverse stock split to the lowest daily volume-weighted average price of the Company’s common stock during the 15 trading days immediately following the reverse stock split, the exercise price of the warrants was adjusted to $1.00 per share. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock including, but not limited to, the potential issuance of 523,210 shares of common stock to the shareholders who are party to the CSIA (see Note 6).

The Company has classified the warrants as a liability primarily because the warrants are not indexed to the Company’s common stock due to an exercise price adjustment provision and the Company may be required to pay the warrant holders cash under certain circumstances. The derivative liability for the warrants was marked-to-market at $358,000 as of June 30, 2017, with the decrease in fair value of $1,685,000 recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4) for the six months ended June 30, 2017.

Underwritten Public Offering of Common Stock, Pre-funded Warrants and Warrants

On May 10, 2017, the Company completed an underwritten public offering and sold 2,584,085 shares of its common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu of additional shares of common stock, and common warrants to purchase 8,000,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common warrant was $1.50. The combined price to the public for each pre-funded warrant and accompanying common warrant was $1.49. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share and 4,283,434 pre-funded warrants were exercised as of June 30, 2017. The common warrants are immediately exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. The Company received net proceeds from the offering of $9.0 million, after deducting $1.6 million in offering costs including the underwriting discount and commissions, certain internal incentive payments and other offering expenses payable by the Company. The Company evaluated the pre-funded warrants and common warrants issued in the May 2017 offering and determined that the warrants should be classified as equity instruments.

Warrants

At June 30, 2017, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding		Exercise	Expiration
Warrants		Price	Date

30,405		$70.00	February 4 to July 15, 2018
8,640		$82.50	December 23, 2018
48,841		$107.50	March 16, 2020
31,519		$40.50	March 31, 2021
8,492		$120.00	December 31, 2018
8,492		$120.00	March 1, 2019
106,381		$22.50	June 3, 2021
533,497		$1.00	November 22, 2021
8,000,000		$1.50	May 10, 2022
8,776,267	(1)

(1)	Balance excludes outstanding pre-funded warrants. As of June 30, 2017, there were 199,900 outstanding pre-funded warrants to purchase shares of common stock which were exercised in full in July 2017 for $0.01 per share.

8. Stock-Based Compensation

Stock Option Plan

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares of common stock authorized for future issuance was automatically increased by 82,440 shares.

Share-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using a Black-Scholes option valuation model. The assumptions used in the Black-Scholes option pricing model are presented below:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.27 to 2.27%	1.46 to 1.63%
Expected volatility	117 to 131%	113 to 115%
Expected term (years)	2.0 to 9.6	6.0
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Research and development	$73,000	$26,000	$101,000	$52,000
General and administrative	226,000	522,000	369,000	1,312,000
Total stock-based compensation	$299,000	$548,000	$470,000	$1,364,000

Stock option transactions during the six months ended June 30, 2017 are presented below:

	Options Outstanding
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Balance, December 31, 2016	74,890	$64.50	8.65	$-
Granted	239,083	2.29	-
Exercised	-	-	-
Forfeited/Cancelled	(28,697)	89.66	-
Balance, June 30, 2017	285,276	$9.83	7.20	$5,932
Exercisable at June 30, 2017	78,522	$20.12	4.96	$-

The intrinsic value of options exercisable as of June 30, 2017 was $0 based on the Company’s closing stock price of $0.78 per share and the exercise price of the options. As of June 30, 2017, there was $0.9 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.5 years.

Shares Reserved For Future Issuance

As of June 30, 2017, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	285,276
Employee stock purchase plan	21,016
Available for future grants under the 2016 Plan	36,069
Warrants	8,976,167
Total shares reserved	9,318,528

Employee Stock Purchase Plan (ESPP)

On June 20, 2016, the Company’s stockholders approved the Company’s 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock on a voluntary basis. The shares are sold to participants at a price equal to the lesser of 85% of the fair market value of the Company’s common stock at the (i) beginning of the offering period, or (ii) end of the six-month purchase period. The ESPP provides for four six-month purchase periods during each 24 month term. The initial shares provided for under the plan are 12,000, and automatically increase annually as allowed for under the ESPP, beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares of common stock authorized for issuance under the ESPP was automatically increased by 16,488 shares.

During the three and six months ended June 30, 2017, there were 4,200 common shares issued under the ESPP. The Company recognized $1,000 and $4,000 in compensation expenses related to the ESPP for the three and six months ended June 30, 2017, respectively.

9. Collaborative Agreements

In 2013, the Company entered into a Collaboration Agreement and a License Agreement with the University of Leicester (the “Leicester Agreements”). Under the Leicester Agreements, the Company provided payments to carry out research on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections and licensed related patents, materials and know-how. During the three and six months ended June 30, 2017, the Company recorded $3,000 and $79,000 respectively, in research and development expenses related to the agreements. During the three and six months ended June 30, 2016, the Company recorded $43,000 and $86,000, respectively, in research and development expenses related to the Leicester Agreements. In March 2017, the Company provided the required 180 days’ notice to terminate the Leicester Collaboration Agreement. In June 2017, the Company provided the required 60 days’ notice to terminate the Leicester License Agreement. The termination of the Leicester License Agreement was not material to the Company.

10. Commitments and Contingencies

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations until mid-2018, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expectation that recent operational changes will reduce cash expenditures in 2017 and support the Company’s strategic emphasis on targeted phage therapies, the expected benefits of our recently announced targeted phage therapies strategy, the expected receipt of a tax rebate from the Australian tax authority, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a biotechnology company pioneering the development of therapies for antibiotic-resistant infections using bacteriophage-based technology. Phages have powerful and highly selective mechanisms of action that permit them to bind to and kill specific bacteria. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current therapies, including the so-called multi-drug-resistant or “superbug” strains of bacteria.

The extensive use of antibiotics since the beginning of the modern antibiotics era in the 1940s has resulted in drug resistance among many disease-causing bacteria. According to the U.S. Centers for Disease Control and Prevention, or CDC, resistance to antibiotics threatens to reverse many of the key medical advances of the last half-century. Examples of clinically important microbes that are rapidly developing resistance to available antimicrobials, many of which are included on the WHO Priority Pathogens List published in February 2017, include bacteria that cause skin, bone, lung and bloodstream infections (e.g., S. aureus and methicillin-resistant S. aureus, or MRSA), pneumonia and lung infections in both community and hospital settings and cystic fibrosis, or CF, patients (e.g., S. aureus, A. baumanii, P. aeruginosa, and K. pneumoniae), meningitis (e.g., S. pneumonia), urinary tract and gastrointestinal infections (e.g., P. aeruginosa, E. coli and C. difficile). As phages kill bacteria in ways entirely unlike the mechanisms used by traditional antibiotics, we believe that most multi-drug resistant bacteria will be susceptible to phage therapy. Furthermore, should resistant bacteria emerge or evolve, we believe it will remain possible to identify phages that can effectively kill these resistant bacteria.

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of S. aureus infections, including MRSA and P. aeruginosa infections. We intend to develop these product candidates for the treatment of serious or life-threatening, multi-drug resistant, or MDR, infections. We also intend to seek to advance our chronic rhinosinusitis, or CRS, program and preclinical CF, program through partnerships, arrangements and/or with additional outside funding. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage cocktail AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

We believe our bacteriophage technology may have unique application in the area of targeted medicine, and in May 2017, we announced a new strategic emphasis on targeted therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to target phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we expect to provide targeted phage therapies to patients suffering from severe MDR infections who have failed prior therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies, but also provide the clinical data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies in 2018 or later on defining a potential path to market approval. We anticipate that we will initially make targeted phage therapies available in Australia, where we plan to collaborate with leading hospitals and key opinion leaders to identify and select eligible patients. We believe Australia has a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines. We also plan to provide single-patient expanded access to targeted phage therapies in the United States on a limited basis and expand it over time.

Our new emphasis on targeted therapies builds upon our prior successes using tailored bacteriophage therapies under emergency investigational new drug applications to treat individual patients battling life-threatening, MDR bacterial pathogens who had exhausted their treatment options. In March 2016, we collaborated with several academic institutions and a U.S. Navy laboratory to produce a targeted bacteriophage therapy that successfully treated a critically ill, comatose patient with an MDR A. baumannii infection. Shortly after phage therapy was initiated, the patient emerged from the coma and continued to improve under an ongoing combination of phage and antibiotic therapies until the infection was cleared. To date, the infection has not returned. Additionally, in December 2007 our wholly owned subsidiary, Special Phage Services, was instrumental in developing a targeted phage therapy that, together with a course of antibiotics, eliminated a previously antibiotic-resistant P. aeruginosa infection in the bladder of a female cancer patient.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through June 30, 2017, we have received approximately $63.2 million in gross proceeds from the issuance of our equity securities and convertible debt securities. As of June 30, 2017, we had an accumulated deficit of $391.1 million, $75.6 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We currently expect to use our existing cash and cash equivalents for the continued research and development of our product candidates, including through our recently announced targeted phage therapies strategy, and for working capital and other general corporate purposes.

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

On May 10, 2017, we completed an underwritten public offering of 2,584,085 shares of our common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu of additional shares of common stock, and common warrants to purchase 8,000,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common warrant was $1.50. The combined price to the public for each pre-funded warrant and accompanying common warrant was $1.49. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share and 4,283,434 pre-funded warrants were exercised as of June 30, 2017. The common warrants are immediately exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. We received net proceeds of $9.0 million, after deducting the underwriting discount and commissions, certain internal incentive payments and other offering expenses payable by us.

Results of Operations

Comparison of three and six months ended June 30, 2017 and 2016

Revenue

For the three and six months ended June 30, 2017 we recognized $28,000 and $57,000, respectively, in revenue related to sub-licensing agreements from our former gene therapy program, compared with $103,000 and $209,000 for the three and six months ended June 30, 2016, respectively.

Research and Development

Research and development expenses for the quarter ended June 30, 2017 totaled $1.1 million compared to $1.2 million for the same period of 2016. The decrease of $0.1 million was primarily attributable to a $0.3 million decrease in costs from the completion of the CRS Phase 1 clinical trial in 2016, off-set by an increase of $0.2 million in payroll-related costs.

Research and development expenses for the six months ended June 30, 2017 totaled $2.6 million compared to $3.2 million for the same period of 2016. The decrease of $0.6 million was primarily related to approximately $0.4 million of expense recorded in connection with assets acquired from Novolytics Ltd. in 2016. The decrease was also due to a $0.4 million decrease in costs from the completion of the CRS Phase 1 clinical trial in 2016 and a decrease in professional recruitment fees, off-set by a $0.2 million increase in payroll-related costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $2.8 million and $2.5 million, respectively. The increase of $0.3 million was primarily related to a $0.4 million severance charge, a $0.3 million increase in payroll-related costs and a $0.4 million non-cash charge related to the fair value of 523,210 shares of our common stock to potentially be issued under the First Amendment of the Common Stock Issuance Agreement. These increases to general and administrative expenses for the three months ended June 30, 2017 were primarily off-set by a $0.4 million decrease in legal fees and a $0.4 million decrease in non-cash stock-based compensation expense from the same period in the prior year.

General and administrative expenses for the six months ended June 30, 2017 were $4.7 million compared to $5.1 million for the same period of 2016. The $0.4 million decrease was primarily attributable to a $0.9 million decrease in non-cash stock-based compensation expense, a decrease of $0.5 million in legal fees and a decrease of $0.1 million for professional recruitment fees. These decreases were off-set by a $0.4 million severance charge, a $0.3 million increase in payroll-related costs and a $0.4 million non-cash charge related to the fair value of 523,210 shares of our common stock to potentially be issued under the First Amendment of the Common Stock Issuance Agreement.

Impairment Charges

During the three and six months ended June 30, 2017, we recorded a $5.8 million impairment charge relating to our IPR&D assets originally capitalized as a result of prior acquisitions of know-how and phage libraries. Since December 31, 2016 and through the first quarter of 2017, we had IPR&D assets related to our Staph and Pseudomonas programs of $5.2 million and $5.3 million, respectively. We assessed the qualitative indicators for impairment and noted no negative operational indicators for our research and development programs. However, as of June 30, 2017, our market capitalization was approximately $6.7 million, well below the carrying amount of our net assets. As our shares of common stock are publicly-traded, the market capitalization is an indicator of the fair value which is evaluated against our net asset values. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. In connection with the preparation and review of the financial statements included in this report, we determined that the IPR&D assets were impaired as of June 30, 2017.

Based on the indicators above, we assessed the fair value of our IPR&D assets and determined an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, was necessary in the second quarter of 2017. The impairment was due to an increase in our discount rate as compared to previous assessments due to the significant difference between our net assets and our market capitalization. The IPR&D asset has a remaining book value of $4.7 million as of June 30, 2017, $2.8 million and $1.9 million for the Staph and Pseudomonas programs, respectively. There was no similar impairment charge during the comparable periods of the prior year.

Other Income (Expense)

We recorded a gain of $1.9 million for the three months ended June 30, 2017 which was primarily related to the $1.6 million change in the fair value of our derivative liability for warrants issued in November 2016 and was attributable to a decrease in our stock price for the period of measurement. We recorded a net loss of $35,000 for the three months ended June 30, 2016 related to the change in the fair value of our derivative liabilities. The net loss was the result of a gain of $508,000 related primarily to the change in fair value of our derivative liability for warrants issued in June 2016, a gain of $91,000 related to the change in fair value of our Series B preferred stock derivative liability, and a loss of $634,000 related to the change in fair value of our dilutive financing derivative liability.

We recorded a gain of $2.0 million for the six months ended June 30, 2017 which was primarily related to the $1.7 million change in the fair value of our derivative liability for warrants issued in November 2016 and was attributable to a decrease in our stock price for the period of measurement. We recorded a net gain of $1.4 million for the six months ended June 30, 2016 related to the change in the fair value of our derivative liabilities. The net gain was the result of a gain of $0.5 million related primarily to the change in fair value of our derivative liability for warrants issued in June 2016, a gain of $1.5 million related to the change in fair value of our Series B preferred stock derivative liability, and a loss of $0.6 million related to the change in fair value of our dilutive financing derivative liability established during the quarter ended June 30, 2016.

We incurred $0.8 million in offering costs in connection with our June 2016 registered public offering of common stock and warrants: $0.2 million of these costs were recorded to other expense in the consolidated statement of operations for the three and six months ended June 30, 2016 and the remaining costs of $0.6 million were recorded as an off-set to additional paid-in capital.

Income Taxes

We recorded an income tax benefit of $1.3 million for the three and six months ended June 30, 2017 related to a reduction of the existing deferred tax liability as a result of a $5.8 million impairment charge for our IPR&D asset discussed above. There was no similar income tax benefit during the comparable periods of the prior year.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy out liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $391.1 million as of June 30, 2017, $75.6 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $9.0 million at June 30, 2017. We have made operational changes that are expected to reduce our cash expenditures in 2017 and which we believe will support our strategic emphasis on precisely targeted bacteriophage therapies. We have filed an Australian tax return for the year 2016 and currently expect receipt of approximately $1.8 million in tax rebate incentive payments from the Australian tax authority in the third quarter of 2017, subject to review of the tax return by Australian tax authorities. There can be no assurance that we will receive such tax rebate when or in the amount we currently anticipate, or at all. We believe our existing cash resources will be sufficient to fund our planned operations until mid-2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2017 was $6.2 million, as compared to $6.0 million for the six months ended June 30, 2016. Loss before income taxes recorded during the six months ended June 30, 2017 was $11.0 million, inclusive of a $2.0 million non-cash gain on derivative liabilities primarily related to warrants and a non-cash impairment charge of $5.8 million. Loss before income taxes recorded during the six months ended June 30, 2016 was $7.0 million, inclusive of a $1.4 million non-cash gain related primarily to the Series B preferred stock derivative liability. Loss from operations increased from $8.1 million during the six months ended June 30, 2016 to $13.0 million during the six months ended June 30, 2017. The $4.9 million increase is related to a $5.8 million non-cash impairment charge, off-set by a $0.9 million decrease in loss from operations related primarily to lower non-cash stock based compensation expense and one-time expenses related to assets acquired from Novolytics during the six months ended June 30, 2016.

Investing activities

Net cash used in investing activities was $7,000 and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, and was primarily attributable to purchases of property and equipment.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2017 was comprised of net proceeds of $9.0 million from the May 2017 offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions, certain internal incentive payments and other expenses related to the offering of approximately $1.6 million. Cash provided by financing activities for the six months ended June 30, 2016 was comprised of net proceeds of $4.2 million from the June 2016 registered public offering of common stock and warrants to purchase common stock, after deducting placement agent fees and other expenses related to the issuance of $0.8 million.

Future Capital Requirements

We will need to raise additional capital to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;
•	the progress and cost of our clinical trials and other research and development activities;
•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
•	whether and when we receive the expected $1.8 million Australian tax rebate, or other future tax rebates, if any;
•	the costs and timing of seeking regulatory approvals;
•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
•	the costs of lawsuits involving us or our product candidates.

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

Any additional fundraising efforts may divert our management team from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have off-balance sheet arrangements.

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

We continue to review, document and test our internal control over financial reporting. For the six months ended June 30, 2017, we have taken additional steps to remediate those previously identified deficiencies in our internal control over financial reporting in the area of complex and non-routine transactions. We have continued implementation of standardized financial control and reporting processes which have resulted in improvements to our internal control of financial reporting. These remediation actions are being monitored by the Audit Committee of our Board of Directors.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We will need to raise additional capital to support our operations, which may not be available on acceptable terms, or at all.*

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations until mid-2018, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive the expected $1.8 million Australian tax rebate, or other future tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Raising additional capital through the sale of securities could cause significant dilution to our stockholders. Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of June 30, 2017, our accumulated deficit was $391.1 million, $75.6 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2017 and 2016, we had losses from operations of $13.0 million and $8.1 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included Item 2 in this report.

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

Risks Related to Our Business

Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials.*

Preclinical studies, including studies of our product candidates in animal disease models, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of prototype phage products in the treatment of bacterial infections, such as P. aeruginosa and S. aureus, may not predict the ability of these products to treat similar infections in humans. Despite promising data in our completed Phase 1 clinical trials, our phage technology may be found not to be efficacious in treating bacterial infections alone or in combination with other agents, when studied in later-stage clinical trials.

In addition, we have used and plan to continue to use our bacteriophage technology in the area of targeted medicine under single-patient expanded access guidelines, which permit the use of phage therapy outside of clinical trials, beginning in Australia and then expanding to the United States and potentially other countries. Despite prior single-patient expanded access successes, no assurance can be given that we will have similar single-patient expanded access treatment successes in the future. Single-patient expanded access is a term that is used to refer to the use of an investigational drug or therapy outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow single-patient expanded access on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs. In some countries, such as Australia, the treating physician can administer treatment under single-patient expanded access guidelines without pre-approval from the applicable regulatory authority.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 1 and Phase 2 trials, or in our single-patient expanded access program does not ensure that later clinical trials will be successful. Our initial results from early stage clinical trials or our single-patient expanded access program also may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials and most product candidates that commence clinical trials are never approved for commercial sale.

Our targeted phage therapies strategy may not be successful, which in turn could adversely affect our business.*

Our targeted phage therapies strategy involves providing phage therapy under single-patient expanded access guidelines to patients outside of clinical trials with antibiotic-resistant infections who have few or no other therapeutic options. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies under the single-patient expanded access guidelines, but also provide the clinical data from these single-patient expanded access cases that we expect to support the potential validation of the clinical utility of phage therapy and inform our future discussions with the FDA in 2018 or later on defining a potential path to market approval. However, this program is subject to numerous risks and uncertainties, including the following:

•	We have not established a cost reimbursement structure or otherwise entered into an arrangement that would at least offset our manufacturing costs for our phage therapies that may be administered to patients under single-patient expanded access guidelines. Increasing demand for our phage therapies in single-patient expanded access cases could result in significant costs to us.

•	Responding to single-patient expanded access requests could divert attention of our personnel and use manufacturing resources that could otherwise be deployed in other development program activities.

•	Single-patient expanded access treatment data may not establish proof-of-concept, and the FDA or other regulatory authorities may not accept single-patient expanded access data as sufficient clinical validation in support of our regulatory approval efforts, which could materially delay and increase the costs of our product development and commercialization activities.

•	Patient access to phage therapy will be provided on an individual basis where physicians will make an application or post-treatment notification to the applicable regulatory authorities on a patient-by-patient basis. This can impose a significant administrative burden on participating physicians, who may be resistant to navigating a process with which they are unfamiliar.

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

We are developing novel manufacturing processes for our product candidates at our facility in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facility in Slovenia must also undergo ongoing inspections by JAZMP, the agency that regulates and supervises pharmaceutical products in Slovenia, for compliance with their and the EMA’s, current good manufacturing practice regulations, or cGMP regulations, before the respective product candidates can be approved for use in clinical trials or commercialization. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of August 9, 2017, we had 32 full time employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

In post-issuance proceedings, U.S. PTO rules and regulations generally tend to favor patent challengers over patent owners. For example, unlike in district court litigation, claims challenged in post-issuance proceedings are given their broadest reasonable meaning, which increases the chance a claim might be invalidated by prior art or lack support in the patent specification. As another example, unlike in district court litigation, there is no presumption of validity for an issued patent, and thus, a challenger’s burden to prove invalidity is by a preponderance of the evidence, as opposed to the heightened clear and convincing evidence standard. As a result of these rules and others, statistics released by the U.S. PTO show a high percentage of claims being invalidated in post-issuance proceedings. Moreover, with few exceptions, there is no standing requirement to petition the U.S. PTO for inter partes review or post-grant review. In other words, companies that have not been charged with infringement or that lack commercial interest in the patented subject matter can still petition the U.S. PTO for review of an issued patent. Thus, even where we have issued patents, our rights under those patents may be challenged and ultimately not provide us with sufficient protection against competitive products or processes.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of June 30, 2017, we had outstanding common warrants to purchase an aggregate of 8,776,267 shares of our common stock at a weighted average exercise price of $3.00 per share, outstanding pre-funded warrants to purchase an aggregate of 199,900 shares of our common stock at an exercise price of $0.01 per share, and outstanding options to exercise 285,276 shares of our common stock at a weighted average exercise price of $9.83 per share. The $3.00 weighted-average exercise price set forth above with respect to the 8,776,267 shares of common stock issuable upon the exercise of outstanding warrants does not take into account the exercise price adjustment that will result under the terms of the warrants issued in November 2016 (currently exercisable for 533,500 shares of common stock in the aggregate at an exercise price of $0.9954 per share) in connection with the potential issuance of 523,210 shares of common stock to the shareholders who are party to the CSIA, if our shareholders approve such issuance at our 2017 annual meeting of shareholders. If our shareholders do approve such issuance at our 2017 annual meeting of shareholders, the exercise price of the November 2016 warrants will be reduced to $0.57 per share following the completion of such issuance. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be further adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.*

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2016 Equity Incentive Plan, or the 2016 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 Plan will automatically increase on January 1st of each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 30,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan and ESPP each year. In addition, we are seeking approval at our 2017 annual meeting of shareholders of an 800,000 share increase in the number of shares of common stock authorized for issuance under the 2016 Plan. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: August 14, 2017	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

3.2	Articles of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on April 24, 2017).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).

4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).

4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).

4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).

4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).

4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).

4.14	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).

4.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on June 1, 2016).

4.16	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 17, 2016).

4.17	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).

4.18	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).

10.1+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Registrant and M. Scott Salka (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2017).

10.2+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Registrant and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, filed on April 4, 2017).

10.3+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Registrant and Steve R. Martin (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on April 4, 2017).

10.4+	Separation and Consulting Agreement, dated May 30, 2017, by and between the Registrant and M. Scott Salka.

10.5+	Offer Letter, dated June 1, 2017, by and between the Registrant and Paul C. Grint, M.D.

10.6	First Amendment to Common Stock Issuance Agreement, dated June 27, 2017, by and among the Registrant and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on June 30, 2017).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+ Indicates management contract or compensatory plan.

