Form 10-Q
period 2017-09-30
AmpliPhi Biosciences Corp
filed 2017-11-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1549568
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3579 Valley Centre Drive, Suite 100	92130
San Diego, California	(Zip Code)
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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at November 8, 2017 was 9,498,928.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,725,000	$5,711,000
Accounts receivable, net	-	12,000
Prepaid expenses and other current assets	264,000	590,000
Total current assets	7,989,000	6,313,000
Property and equipment, net	847,000	1,072,000
In process research and development	4,661,000	10,461,000
Acquired patents, net	284,000	307,000
Total assets	$13,781,000	$18,153,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$949,000	$1,617,000
Deferred revenue	20,000	-
Accrued compensation	1,145,000	895,000
Dividends payable	38,000	38,000
Insurance premium liability	20,000	185,000
Note payable	305,000	803,000
Total current liabilities	2,477,000	3,538,000
Derivative liabilities	400,000	2,443,000
Deferred tax liability	1,147,000	2,449,000
Total liabilities	4,024,000	8,430,000

Series B redeemable convertible preferred stock
$0.01 par value; no shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at September 30, 2017 and December 31, 2016; 9,325,595 and 1,648,751 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	93,000	16,000
Additional paid-in capital	401,518,000	391,067,000
Accumulated deficit	(391,854,000)	(381,360,000)
Total stockholders’ equity	9,757,000	9,723,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$13,781,000	$18,153,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$38,000	$29,000	$95,000	$238,000
Operating expenses
Research and development (benefit)	(829,000)	1,655,000	1,791,000	4,876,000
General and administrative	1,613,000	1,781,000	6,295,000	6,876,000
Impairment charges	-	-	5,800,000	-
Total operating expenses	784,000	3,436,000	13,886,000	11,752,000
Loss from operations	(746,000)	(3,407,000)	(13,791,000)	(11,514,000)
Other income (expense)
Change in fair value of derivative liabilities	(37,000)	1,032,000	1,997,000	2,403,000
Other income (expense), net	4,000	-	6,000	(227,000)
Total other income (expense), net	(33,000)	1,032,000	2,003,000	2,176,000
Loss before income taxes	(779,000)	(2,375,000)	(11,788,000)	(9,338,000)
Income tax benefit	-	-	1,302,000	-
Net loss	(779,000)	(2,375,000)	(10,486,000)	(9,338,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(1,214,000)	-	(3,580,000)
Accretion of Series B redeemable convertible preferred stock	-	-	-	(1,858,000)
Net loss attributable to common stockholders	$(779,000)	$(3,589,000)	$(10,486,000)	$(14,776,000)
Per share information:
Net loss per share of common stock - basic	$(0.09)	$(3.23)	$(1.97)	$(17.20)
Weighted average number of shares of common stock outstanding - basic	8,874,813	1,112,039	5,326,139	859,077
Net loss per share of common stock - diluted	$(0.09)	$(3.23)	$(2.18)	$(17.72)
Weighted average number of shares of common stock outstanding - diluted	8,874,813	1,112,039	5,518,847	864,891

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(10,486,000)	$(9,338,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(1,997,000)	(2,403,000)
Impairment charges	5,800,000	-
Stock-based compensation	568,000	1,698,000
Deferred taxes	(1,302,000)	-
Charge for common stock issuance (Note 6)	519,000	-
Warrants and other allocable expenses	-	431,000
Depreciation	255,000	245,000
Amortization of patents	23,000	23,000
Other non-cash adjustments, net	22,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	12,000	101,000
Accounts payable, accrued expenses, deferred revenue and other	(845,000)	216,000
Accrued compensation	250,000	(32,000)
Prepaid expenses and other current assets	358,000	(49,000)
Net cash used in operating activities	(6,823,000)	(9,108,000)
Investing activities:
Purchases of property and equipment	(40,000)	(266,000)
Net cash used in investing activities	(40,000)	(266,000)
Financing activities:
Costs of Series B redeemable convertible preferred stock conversion to common stock	-	(173,000)
Dividend payments	-	(80,000)
Proceeds from sale of common stock and related warrants, net of offering costs	9,353,000	4,224,000
Proceeds from exercises of warrants	31,000	-
Proceeds from stock issuance under employee stock purchase plan	3,000	-
Principal payments on note payable	(510,000)	-
Net cash provided by financing activities	8,877,000	3,971,000
Net increase (decrease) in cash and cash equivalents	2,014,000	(5,403,000)
Cash and cash equivalents, beginning of period	5,711,000	9,370,000
Cash and cash equivalents, end of period	$7,725,000	$3,967,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$-	$1,858,000
Fair value of warrant liability upon issuance	-	1,816,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Condensed Notes to Consolidated Financial Statements

September 30, 2017
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

As of September 30, 2017, the Company had cash and cash equivalents of $7.7 million. Management has made operational changes that are expected to reduce cash expenditures in 2017 and support the Company’s strategic emphasis on precisely targeted bacteriophage therapies. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until mid-2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Since December 31, 2016 and through the first quarter of 2017, the Company had IPR&D assets related to its Staphylococcal and Pseudomonas programs of $5.2 million and $5.3 million, respectively. During the second quarter of 2017, the Company recognized an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, related to its Staphylococcal and Pseudomonas programs. The impairment was due to an increase in the Company’s discount rate as compared to previous assessments due to the significant difference between the Company’s net assets and its market capitalization of $6.7 million as of June 30, 2017. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. The impairment charge was included as a component of operating expense in the consolidated statements of operations for the nine months ended September 30, 2017. The carrying amount of the Staphylococcal and Pseudomonas programs after the impairment charge was $2.8 million and $1.9 million, respectively. Management assessed the qualitative indicators for impairment as of September 30, 2017 and concluded that there were no negative operations indicators that would necessitate an interim impairment test for the Company’s research and development programs.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses, which are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. The Company received AU Tax Rebates of approximately $0.9 million in the fourth quarter of 2016 and received AU Tax Rebates of approximately $2.0 million in the third quarter of 2017. AU Tax Rebates of $2.0 million have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations for the three and nine months ending September 30, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt this ASU on January 1, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The recurring fair value measurements of the Company’s derivative liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	368,000	368,000
Total liabilities	$-	$-	$400,000	$400,000

December 31, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$274,000	$274,000
Dilutive financing derivative liability	-	-	126,000	126,000
November 2016 offering warrant liability	-	-	2,043,000	2,043,000
Total liabilities	$-	$-	$2,443,000	$2,443,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	Dilutive	November 2016
	Offering	Financing	Offering	Total
	Warrant	Derivative	Warrant	Derivative
	Liability	Liability	Liability	Liabilities
Balance, December 31, 2016	$274,000	$126,000	$2,043,000	$2,443,000
Changes in estimated fair value	(242,000)	(104,000)	(1,651,000)	(1,997,000)
Exercised warrants	-	-	(24,000)	(24,000)
Settlement of liability	-	(22,000)	-	(22,000)
Balance, September 30, 2017	$32,000	$-	$368,000	$400,000

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

	September 30, 2017	December 31, 2016
Volatility	127%	118%
Expected term (years)	3.67	4.42
Risk-free interest rate	1.72%	1.80%
Dividend yield	0.00%	0.00%
Exercise price	$22.50	$22.50
Common stock closing price	$0.91	$4.40

In connection with an issuance of warrants exercisable for an aggregate of 533,500 shares of common stock in an underwritten public offering, the Company incurred the November 2016 offering warrant liability (see Note 7). The fair value of the November 2016 offering warrant liability on the date of issuance and on each re-measurement date was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk–free interest rates and dividend yields, offset by the fair value of warrants reclassified from a liability to additional paid-in capital upon exercise of warrants. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The assumptions used consisted of the following:

	September 30, 2017	December 31, 2016
Volatility	106%	112%
Expected term (years)	4.14	4.89
Risk-free interest rate	1.79%	1.91%
Dividend yield	0.00%	0.00%
Exercise price (1)	$0.57	$7.50
Common stock closing price	$0.91	$4.40

(1)	In connection with the Company’s April 2017 1-for-10 reverse stock split, the exercise price of the warrants was adjusted downward to $1.00 per share. In September 2017, the exercise price of the warrants was further adjusted downward to $0.57 per share in connection with the issuance of 523,210 shares of the Company’s common stock to the shareholders who were party to the Common Stock Issuance Agreement. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in the warrant agreements (see Note 6).

Dilutive Financing Derivative Liability

The dilutive financing derivative liability was originally recorded on the Company’s balance sheet on April 8, 2016 in connection with the Company’s entry into a Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B redeemable convertible preferred stock, pursuant to which the Company was obligated to issue its common stock for no consideration to the shareholders who were party to the CSIA upon dilutive issuances of the Company’s common stock (Note 6). As of December 31, 2016, the maximum number of shares that the Company could issue under the rules of the NYSE American and the terms of the CSIA agreement was 28,684 shares. As of December 31, 2016, the dilutive financing liability was valued at $126,000 based on the closing market price of the Company’s common stock of $4.40 per share multiplied by the 28,684 shares available to be issued. On June 27, 2017, the Company and the holders entered into an amendment to the CSIA (the “CSIA Amendment”) under which the 28,684 common shares were issued to the holders on June 29, 2017 (see Note 6). The CSIA Amendment removed the condition which required the dilutive financing to be treated as a derivative liability. Accordingly, the fair value of the shares were marked-to-market through June 29, 2017, at $22,000, and then reclassified from a liability to equity. The decrease in fair value of $104,000 was recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations for the nine months ended September 30, 2017.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(779,000)	$(2,375,000)	$(10,486,000)	$(9,338,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(1,214,000)	-	(3,580,000)
Accretion of Series B redeemable convertible preferred stock	-	-	-	(1,858,000)
Net loss attributable to common stockholders - basic	$(779,000)	$(3,589,000)	$(10,486,000)	$(14,776,000)
Changes in fair value of June 2016 warrants	-	-	-	(549,000)
Changes in fair value of November 2016 warrants	-	-	(1,546,000)	-
Net loss attributable to common stockholders - diluted	$(779,000)	$(3,589,000)	$(12,032,000)	$(15,325,000)
Weighted average common shares outstanding - basic	8,874,813	1,112,039	5,326,139	859,077
Net loss per share of common stock - basic	$(0.09)	$(3.23)	$(1.97)	$(17.20)
Weighted average common shares outstanding - diluted	8,874,813	1,112,039	5,518,847	864,891
Net loss per share of common stock - diluted	$(0.09)	$(3.23)	$(2.18)	$(17.72)

The $1,546,000 change in fair value of November 2016 warrants for the nine months ended September 30, 2017 represented a net gain from reduction in the fair value of the warrants starting in April 2017 when the warrants became in the money from an exercise price downward adjustment made in connection with the Company’s 1-for-10 reverse stock split through September 30, 2017. In September 2017, the exercise price was further adjusted down to $0.57 per share in connection with the issuance of 523,210 shares of common stock to shareholders who were parties to the CSIA (See Note 4). The dilutive effect of the November warrants on net loss per share of common stock (diluted) reflects these exercise price adjustments.

The following outstanding securities at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016, as they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options	1,116,765	73,694	1,116,765	73,694
Warrants	8,712,220	244,348	8,232,056	137,965
Common stock (Note 6)	523,210	-	523,210	-
Total	10,352,195	318,042	9,872,031	211,659

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

On April 8, 2016, certain holders of over two-thirds of the Company’s then-outstanding shares of the Series B shares elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). The transaction was accounted for based on the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016. As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 150,556 shares of common stock. From December 31, 2015 to April 7, 2016, the Company had accreted $1,858,000 from additional paid-in capital to Series B shares to adjust the redemption value of the Series B. The September 30, 2017 consolidated balance sheet reflects dividends payable of $38,000 to former holders of the Series B, which are classified as current liabilities.

Common Stock Issuance Agreement

On April 8, 2016, the Company entered into the Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B (the “Holders”) pursuant to which the Company agreed to issue a formula-based number of shares of its common stock to the Holders for no additional consideration upon completion of one or more bona fide equity financings in which the Company sells shares of its common stock below a specified price (a “Dilutive Issuance”) in a transaction that occurs prior to the earlier of June 30, 2018 or such time as the Company has raised, following the date of the CSIA, $10.0 million in the aggregate (the “Price Protection Obligations”). In each of June 2016, November 2016 and May 2017, the Company completed offerings of its common stock that constituted Dilutive Issuances under the CSIA. The Company issued 75,020 shares under the Price Protection Obligations subsequent to the June 2016 financing. Due in part to limitations on the number of shares issuable to the Holders under the rules of the NYSE American, no additional shares of common stock were issued to the holders in connection with the November 2016 and May 2017 offerings prior to June 2017 as discussed below.

On June 27, 2017, the Company and the Holders entered into the CSIA Amendment to, among other things, terminate the Price Protection Obligations. In consideration for the termination for the Price Protection Obligations and a release of claims by the Holders, the Company agreed to (i) issue to the Holders, within five business days of the Amendment, an aggregate of 28,684 shares of its common stock (the “First Issuance”), which, under the rules of the NYSE American, was the maximum number of shares the Company was permitted to issue to the Holders pursuant to the CSIA without further shareholder approval, and (ii) issue to the Holders in a subsequent closing an aggregate 523,210 shares of common stock (the “Second Issuance”), subject to obtaining shareholder approval of the Second Issuance at the Company’s 2017 Annual Meeting of Shareholders and the Company’s receipt of a release of claims from the Holders at the time of the Second Issuance. In connection with the Second Issuance, the Company recorded a liability of $408,000 as of June 30, 2017 and the related charge was included as a component of general and administrative expense in the Company’s consolidated statements of operations for the second quarter of 2017. The liability was valued based on the closing price of the Company’s common stock of $0.78 per share at June 30, 2017 multiplied by the 523,210 shares of common stock to potentially be issued. On September 7, 2017 the Company’s shareholders approved the Second Issuance. The Company received a release of claims from each of the Holders and issued 523,210 shares of common stock on September 19, 2017. The shares were valued at $519,000 as of September 19, 2017 based on the closing price of the Company’s common stock of $0.99 per share at September 19, 2017 multiplied by the 523,210 shares of common stock issued to the Holders. The related charges of $111,000 and $519,000 were included as a component of general and administrative expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

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

The Company has classified the warrants as a liability due to certain net cash settlement provisions in the warrant agreement. The derivative liability for the warrants was marked-to-market at $32,000 as of September 30, 2017, with the decrease in fair value of $242,000 recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4) for the nine months ended September 30, 2017.

Underwritten Public Offering of Common Stock and Warrants

On November 22, 2016, the Company completed an underwritten public offering of 533,500 shares of its common stock and warrants to purchase up to an aggregate of 533,500 shares of common stock. Each share of common stock was sold together with a warrant to purchase one share of common stock at a combined purchase price of $7.50 per unit, for aggregate gross proceeds to the Company of $4.0 million. The warrants originally had an exercise price of $7.50 per share, are exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $3.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the Company’s April 2017 1-for-10 reverse stock split and a provision in the November 2016 warrants that required reduction of the exercise price following the reverse stock split to the lowest daily volume-weighted average price of the Company’s common stock during the 15 trading days immediately following the reverse stock split, the exercise price of the warrants was adjusted to $1.00 per share. In September 2017, the exercise price of the warrants was further adjusted to $0.57 per share in connection with the issuance of 523,210 shares of the Company’s common stock to the shareholders who were party to the CSIA, pursuant to a provision in the warrant agreements that required reduction of the exercise price following a dilutive issuance of the Company’s common stock. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances and stock combination events as defined in the warrant agreements (see Note 6).

The Company has classified the warrants as a liability primarily because the warrants are not indexed to the Company’s common stock due to an exercise price adjustment provision and the Company may be required to pay the warrant holders cash under certain circumstances. The derivative liability for the warrants was marked-to-market at $368,000 as of September 30, 2017. The increase in fair value of $34,000 for the three months ended September 30, 2017 and the decrease in fair value of $1,651,000 for the nine months ended September 30, 2017, excluding the fair value of warrants reclassified from a liability to additional paid in capital upon exercise of warrants, were recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4).

Underwritten Public Offering of Common Stock, Pre-funded Warrants and Warrants

On May 10, 2017, the Company completed an underwritten public offering and sold 2,584,085 shares of its common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu of additional shares of common stock, and common warrants to purchase 8,000,000 shares of common stock. All of the pre-funded warrants were exercised during the nine months ended September 30, 2017. The combined price to the public for each share of common stock and accompanying common warrant was $1.50. The combined price to the public for each pre-funded warrant and accompanying common warrant was $1.49. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. The Company received net proceeds from the offering of $9.4 million, after deducting $1.2 million in offering costs including the underwriting discount and commissions and other offering expenses payable by the Company. The Company evaluated the pre-funded warrants and common warrants issued in the May 2017 offering and determined that the warrants should be classified as equity instruments.

Warrants

At September 30, 2017, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date

19,691	$70.00	February 4 to July 15, 2018
8,640	$82.50	December 23, 2018
48,841	$107.50	March 16, 2020
31,519	$40.50	March 31, 2021
8,492	$120.00	December 31, 2018
8,492	$120.00	March 1, 2019
106,381	$22.50	June 3, 2021
480,164	$0.57	November 22, 2021
8,000,000	$1.50	May 10, 2022
8,712,220

During the nine months ended September 30, 2017, warrants to purchase 53,333 shares of the Company’s common stock, which were issued in connection with the November 2016 financing, were exercised for proceeds to the Company of $31,000.

8. Stock-Based Compensation

Stock Option Plan

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares of common stock authorized for future issuance was automatically increased by 82,440 shares. On September 7, 2017, the Company’s stockholders approved an amendment to the 2016 Plan which increased the aggregate number of shares of common stock authorized for issuance by 800,000 shares.

Share-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using a Black-Scholes option valuation model. The assumptions used in the Black-Scholes option pricing model are presented below:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.27 to 2.29%	1.22 to 1.63%
Expected volatility	117 to 144%	113 to 123%
Expected term (years)	2.0 to 9.6	6.0
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development	$32,000	$37,000	$133,000	$89,000
General and administrative	66,000	297,000	435,000	1,609,000
Total stock-based compensation	$98,000	$334,000	$568,000	$1,698,000

Stock option transactions during the nine months ended September 30, 2017 are presented below:

	Options Outstanding
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Balance, December 31, 2016	74,890	$64.50	8.65	$-
Granted	1,070,572	1.22	-
Exercised	-	-	-
Forfeited/Cancelled	(28,697)	89.66	-
Balance, September 30, 2017	1,116,765	$3.19	9.23	$24,000

Exercisable at September 30, 2017	131,928	$12.89	4.13	$9,000

As of September 30, 2017, there was $1.5 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.7 years.

Shares Reserved For Future Issuance

As of September 30, 2017, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,116,765
Employee stock purchase plan	21,016
Available for future grants under the 2016 Plan	4,580
Warrants	8,712,220
Total shares reserved	9,854,581

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

During the three and nine months ended September 30, 2017, there were 4,200 common shares issued under the ESPP. The Company recognized $1,000 and $5,000 in compensation expenses related to the ESPP for the three and nine months ended September 30, 2017, respectively.

9. Collaborative Agreements

In 2013, the Company entered into a Collaboration Agreement and a License Agreement with the University of Leicester (the “Leicester Agreements”). Under the Leicester Agreements, the Company provided payments to support research on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections and licensed related patents, materials and know-how. During the three and nine months ended September 30, 2017, the Company recorded $0 and $79,000 respectively, in research and development expenses related to the agreements. During the three and nine months ended September 30, 2016, the Company recorded $41,000 and $127,000, respectively, in research and development expenses related to the Leicester Agreements. The Company terminated the Leicester Agreements effective in the third quarter of 2017 and the termination was not material to the Company.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations until mid-2018, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expectation that recent operational changes will reduce cash expenditures in 2017 and support the Company’s strategic emphasis on targeted phage therapies, the expected benefits of our recently announced targeted phage therapies strategy, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words.  These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we have begun to provide targeted phage therapies to patients suffering from severe MDR infections who have failed prior therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies, but also provide the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key opinion leaders to identify and select eligible patients. We believe that the United States and Australia have a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

Our emphasis on targeted therapies builds upon our prior successes using tailored bacteriophage therapies under emergency investigational new drug applications to treat individual patients battling life-threatening, MDR bacterial pathogens who had exhausted their treatment options. In March 2016, we collaborated with several academic institutions and a U.S. Navy laboratory to produce a targeted bacteriophage therapy that successfully treated a critically ill, comatose patient with an MDR A. baumannii infection. Shortly after phage therapy was initiated, the patient emerged from the coma and continued to improve under an ongoing combination of phage and antibiotic therapies until the infection was cleared. To date, the infection has not returned. Additionally, in December 2007 our wholly owned subsidiary, Special Phage Services, was instrumental in developing a targeted phage therapy that, together with a course of antibiotics, eliminated a previously antibiotic-resistant P. aeruginosa infection in the bladder of a female cancer patient.

We are implementing the targeted therapy strategy and, through October 30, 2017 have provided bacteriophage investigational therapies AB-SA01 and AB-PA01 for five patients suffering from life-threatening infections under emergency INDs in the United States or Special Access Scheme Category A in Australia.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through September 30, 2017, we have received approximately $63.3 million in gross proceeds from the issuance of our equity securities and convertible debt securities. As of September 30, 2017, we had an accumulated deficit of $391.9 million, $76.4 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Results of Operations

Comparison of three and nine months ended September 30, 2017 and 2016

Revenue

For the three and nine months ended September 30, 2017, we recognized $38,000 and $95,000, respectively, in revenue related to sub-licensing agreements from our former gene therapy program, compared with $29,000 and $238,000 for the three and nine months ended September 30, 2016, respectively. The decrease of $143,000 for the nine months ended September 30, 2017 from the comparable period in 2016 was primarily attributable to the termination of a sublicense agreement in the second quarter of 2016.

Research and Development

In September 2017, we received tax incentive payments of approximately $2.0 million from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by our Australian subsidiary in 2016. The $2.0 million of tax incentive payments were recorded as an offset to research and development expense for the three months ended September 30, 2017, resulting in a net benefit of $0.8 million for the three months ended September 30, 2017. There were no similar tax incentive payments recognized during the same period of the prior year. Research and development expenses, excluding any benefit from tax incentive payments, for the three months ended September 30, 2017 and 2016 were $1.2 million and $1.7 million, respectively. The decrease of $0.5 million was primarily attributable to a $0.4 million decrease in professional and consulting fees as well as decreased clinical expenses, offset by a $0.1 million increase in payroll-related costs.

Research and development expenses for the nine months ended September 30, 2017 were $1.8 million, net of approximately $2.0 million of incentive tax payments received from the Australian tax authority. There were no similar tax incentive payments recognized during the same period of the prior year. Research and development expenses, excluding any benefit from tax incentive payments, for the nine months ended September 30, 2017 and 2016 were $3.8 million and $4.9 million, respectively. The decrease of $1.1 million was primarily related to a $0.9 million decrease in professional and consulting fees, approximately $0.4 million of expense recorded in connection with assets acquired from Novolytics Ltd in 2016, as well as decreased clinical expenses. This decrease in research and development expenses was offset by a $0.4 increase in payroll-related costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $1.6 million and $1.8 million, respectively. The decrease of $0.2 million was primarily related to a $0.2 million decrease in non-cash stock-based compensation expense and a $0.1 million decrease in legal fees, offset by a $0.1 million non-cash charge in the third quarter of 2017 related to the fair value of 523,210 shares of our common stock issued to the shareholders who were party to the Common Stock Issuance Agreement.

General and administrative expenses for the nine months ended September 30, 2017 were $6.3 million compared to $6.9 million for the same period of 2016. The $0.6 million decrease was primarily attributable to a $1.2 million decrease in non-cash stock-based compensation and a $0.7 million decrease in legal and other professional fees, offset by a $0.8 million increase in salaries and other payroll-related costs and a $0.5 million non-cash charge related to the fair value of 523,210 shares of common stock issued to the shareholders who were party to the Common Stock Issuance Agreement.

Impairment Charges

During the nine months ended September 30, 2017, we recorded a $5.8 million impairment charge relating to our IPR&D assets originally capitalized as a result of prior acquisitions of know-how and phage libraries. Since December 31, 2016 and through the first quarter of 2017, we had IPR&D assets related to our Staphylococcal and Pseudomonas programs of $5.2 million and $5.3 million, respectively. As of June 30, 2017, we assessed the fair value of our IPR&D assets and determined that the IPR&D assets were impaired. The impairment was due to an increase in our discount rate as compared to previous assessments due to the significant difference between our net assets and our market capitalization of $6.7 million as of June 30, 2017. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. Due to this impairment, we recorded an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, in the second quarter of 2017. The IPR&D asset had a remaining book value of $4.7 million after the impairment charge, $2.8 million and $1.9 million for the Staphylococcal and Pseudomonas programs, respectively. We assessed the qualitative indicators for impairment as of September 30, 2017 and concluded that there were no negative operations indicators that would necessitate an interim impairment test for our research and development programs. There was no similar impairment charge during the comparable periods of the prior year.

Other Income (Expense)

We recorded a loss of $37,000 and a gain of $1.0 million related to the change in fair value of our derivative liabilities for the three months ended September 30, 2017 and 2016, respectively. The loss of $37,000 for the three months ended September 30, 2017 was primarily related to the change in the fair value of our derivative liability for warrants issued in November 2016 which was attributable to an increase in our stock price for the period of measurement. The gain of $1.0 million for the three months ended September 30, 2016 was related to the $1.0 million change in the fair value of our dilutive financing derivative liability.

We recorded a net gain of $2.0 million and a gain of $2.4 million related to the change in fair value of our derivative liabilities for the nine months ended September 30, 2017 and 2016, respectively. The net gain of $2.0 million for the nine months ended September 30, 2017 was primarily related to the $1.7 million change in the fair value of our derivative liability for warrants issued in November 2016 which was attributable to a decline in our stock price and downward adjustments in the exercise price during 2017. The gain of $2.4 million for the nine months ended September 30, 2016 was primarily related to the $1.5 million change in the fair value of our Series B preferred stock derivative liability, the $0.4 million change in the fair value of our dilutive financing derivative liability and the $0.6 million change in the fair value of our derivative liability for warrants issued in June 2016.

We incurred $0.8 million in offering costs in connection with our June 2016 registered public offering of common stock and warrants: $0.2 million of these costs were recorded to other expense in the consolidated statement of operations for the nine months ended September 30, 2016 and the remaining costs of $0.6 million were recorded as an offset to additional paid-in capital.

Income Taxes

The income tax benefit of $1.3 million for the nine months ended September 30, 2017 is related to a reduction of the existing deferred tax liability during the second quarter of 2017 as a result of a $5.8 million impairment charge for our IPR&D asset discussed above. There was no similar income tax benefit during the comparable periods of the prior year.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy out liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $391.9 million as of September 30, 2017, $76.4 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $7.7 million at September 30, 2017. We have made operational changes that are expected to reduce our cash expenditures in 2017 and support our strategic emphasis on precisely targeted bacteriophage therapies. We believe our existing cash resources will be sufficient to fund our planned operations until mid-2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $6.8 million, as compared to $9.1 million for the nine months ended September 30, 2016. The decrease of $2.3 million was primarily due to the receipt in September 2017 of approximately $2.0 million in tax incentive payments from the Australian tax authority which were recorded as an offset to research and development expense for the nine months ended September 30, 2017. There were no such tax incentive payments received during the comparable period of the prior year.

Investing activities

Net cash used in investing activities was $40,000 and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, and was primarily attributable to purchases of property and equipment.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 was comprised of net proceeds of $9.4 million from the May 2017 offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses related to the offering of approximately $1.2 million. Cash provided by financing activities for the nine months ended September 30, 2016 was comprised of net proceeds of $4.2 million from the June 2016 registered public offering of common stock and warrants to purchase common stock, after deducting placement agent fees and other expenses related to the issuance of $0.8 million.

Future Capital Requirements

We will need to raise additional capital to continue to fund our future operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;
•	the progress and cost of our clinical trials and other research and development activities;
•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
•	whether and when we receive future Australian tax rebates, if any;
•	the costs and timing of seeking regulatory approvals;
•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
•	the costs of lawsuits involving us or our product candidates.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have off-balance sheet arrangements.

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

We continue to review, document and test our internal control over financial reporting. During the nine months ended September 30, 2017, we took additional steps to remediate those previously identified deficiencies in our internal control over financial reporting in the area of complex and non-routine transactions. We have continued implementation of standardized financial control and reporting processes which have resulted in improvements to our internal control of financial reporting. These remediation actions are being monitored by the Audit Committee of our Board of Directors.

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

Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive future Australian tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of September 30, 2017, our accumulated deficit was $391.9 million, $76.4 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2017 and 2016, we had losses from operations of $13.8 million and $11.5 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included Item 2 in this report.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NYSE American to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years following their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than expected and thereby incur unexpected expenses.

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

In addition, we have used and plan to continue to use our bacteriophage technology in the area of targeted medicine under single-patient expanded access guidelines, which permit the use of phage therapy outside of clinical trials, beginning in the United States and Australia and then potentially expanding to other countries. Despite prior single-patient expanded access successes, no assurance can be given that we will have similar single-patient expanded access treatment successes in the future. Single-patient expanded access is a term that is used to refer to the use of an investigational drug or therapy outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow single-patient expanded access on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs. In some countries, such as Australia, the treating physician can administer treatment under single-patient expanded access guidelines without pre-approval from the applicable regulatory authority.

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

Our success depends in part on attracting, retaining and motivating our personnel.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. As of November 8, 2017, we had 33 full time employees. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Price declines in our common stock could also result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials or the manufacturing processes of our product candidates;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our common stock on the NYSE American, and the possible delisting of our common stock;

•	sales of our common stock by our executive officers, directors and principal stockholders or sales of substantial amounts of common stock; and

•	loss of any of our key scientific or management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of September 30, 2017, we had outstanding common warrants to purchase an aggregate of 8,712,220 shares of our common stock at a weighted average exercise price of $2.91 per share, and outstanding options to exercise 1,116,765 shares of our common stock at a weighted average exercise price of $3.19 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be further adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules of the NYSE American. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

In accordance with NYSE American rules, we are required to maintain a majority independent board of directors. The various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified officers and directors will be significantly curtailed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
3.2	Articles of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on April 24, 2017).
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).
4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).
4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).
4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).
4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).
4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.14	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).
4.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on June 1, 2016).
4.16	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 17, 2016).
4.17	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).
4.18	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).
10.1+	2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 11, 2017).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: November 14, 2017	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

