Form 10-K
period 2017-12-31
AmpliPhi Biosciences Corp
filed 2018-03-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(858) 829-0829

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes   ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2017 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $6,574,000.

As of March 7, 2018, 13,695,824 shares of the Registrant’s Common Stock were outstanding.

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this report. In addition, this report also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

This report includes trademarks and registered trademarks of AmpliPhi Biosciences Corporation. Products or service names of other companies mentioned in this report may be trademarks or registered trademarks of their respective owners.

As used in this report, unless the context requires otherwise, the “Company,” “we,” “us” and “our” refer to AmpliPhi Biosciences Corporation and its wholly owned subsidiaries.

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

The extensive use of antibiotics since the beginning of the modern antibiotics era in the 1940s has resulted in drug resistance among many disease-causing bacteria. According to the U.S. Centers for Disease Control and Prevention, or CDC, resistance to antibiotics threatens to reverse many of the key medical advances of the last half-century. Examples of clinically important microbes that are rapidly developing resistance to available antimicrobials, many of which are included on the World Health Organization Priority Pathogens List published in February 2017, include bacteria that cause skin, bone, lung and bloodstream infections (e.g., Staphylococcus aureus, or S. aureus, and methicillin-resistant S. aureus, or MRSA), pneumonia and lung infections in both community and hospital settings and cystic fibrosis, or CF, patients (e.g., S. aureus, Acinetobacter baumannii, or A. baumanii, Pseudomonas aeruginosa, or P. aeruginosa, and Klebsiella pneumonia, or K. pneumoniae), meningitis (e.g., Streptococcus pneumonia, or S. pneumonia), urinary tract and gastrointestinal infections (e.g., P. aeruginosa, E. coli and Clostridium difficile, or C. difficile). As phages kill bacteria in ways entirely unlike the mechanisms used by traditional antibiotics, we believe that most multi-drug resistant, or MDR, bacteria will be susceptible to phage therapy. We believe bacteriophage therapeutics could also have the potential for the treatment of inflammatory diseases based on selective modulation of the microbiome and for the treatment of bacterial-driven cancers.

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of S. aureus infections, including MRSA and P. aeruginosa infections. We intend to develop these product candidates for the treatment of serious or life-threatening, MDR infections. We also intend to seek to advance our chronic rhinosinusitis, or CRS, program and preclinical CF program through partnerships, arrangements and/or with additional outside funding. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage product candidate AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

We believe our bacteriophage technology may have unique application in the area of targeted medicine, and in May 2017, we announced a new strategic emphasis on targeted therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop precisely targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to target phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by U.S. and Australia regulatory agencies, we have begun to provide targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies, but also provide the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key opinion leaders to identify and select eligible patients. We believe that the United States and Australia have a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

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

In May 2017, we initiated an expanded access program to provide investigational bacteriophage therapies AB-SA01 and AB-PA01 to patients suffering from serious and life-threatening infections in the United States and Australia.

In January 2018, we announced interim, topline results for the first seven patients treated with our investigational bacteriophage product candidates, AB-SA01 and AB-PA01, under our ongoing single-patient expanded access program. The patients in this program were severely ill and unresponsive to antibiotic treatment at the time of enrollment and were treated under emergency investigational new drug applications in the United States or under the Special Access Scheme in Australia.

Of the seven patients treated, four patients received AB-SA01, administered intravenously, for treatment of S. aureus infection, and three patients received AB-PA01, administered intravenously or in some cases by inhalation via nebulizer, for treatment of P. aeruginosa infection. The bacteriophage therapy was administered along with the treating physician’s choice of best available antibiotic therapy. Treated patients suffered from bacteremia, endocarditis and lung infections, and both AB-SA01 and AB-PA01 were well tolerated in all patients with no treatment-related serious adverse events reported.

Treatment success, defined as complete resolution or significant improvement of baseline signs and symptoms, was reported in six of the seven patients (86%) by physician’s assessment. One patient was determined to be a treatment failure due to death, which occurred during surgery after three days of bacteriophage treatment. The treating physician determined that the death was unrelated to treatment with bacteriophage therapy. The 28-day all-cause mortality rate was 14%. No additional deaths occurred within 90 days following initiation of therapy, and patient follow-up is continuing. Based on the APACHE II scores (a validated critical care scoring system predictive of mortality) of the seven patients prior to initiation of bacteriophage therapy, the predicted mortality rate for this patient group was 46%.

In December 2017, we engaged Ladenburg Thalmann & Co. Inc. to assist us in exploring strategic alternatives in an effort to maximize shareholder value. We have not set a timetable for completion of this exploratory process and cannot provide any assurances that the process will result in the consummation of a strategic transaction of any kind, or that we will not abandon the process. We do not intend to discuss or disclose further developments during this process unless and until our board of directors has approved a specific action or we otherwise determine that further disclosure is appropriate.

The Need for New Anti-Infective Therapies

The rapid and continuous emergence of antibiotic-resistant bacteria has become a global crisis. Despite this crisis, the number of novel anti-infective therapies currently in development is at historically-low levels. The CDC estimates that more than two million people in the United States acquire an antibiotic-resistant infection each year and more than 23,000 of these prove fatal. In a report filed in September 2016, a Reuters analysis found that nationwide, drug-resistant infections were mentioned as contributing or causing the death of more than 180,000 people, meaning drug-resistant infections now kill more patients every year than breast cancer. In a report commissioned by the U.K. government and published in May 2016, it is estimated that 700,000 people die yearly from drug-resistant infections worldwide and by 2050 that number could reach 10,000,000. It is estimated that 50% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual cost for treating resistant bacterial infections in the United States alone is estimated to be $20 billion, and it is further estimated that by 2050 the cumulative annual cost to global economic output could reach $100 trillion.

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

We believe bacteriophage technology is uniquely positioned to address the global health threat of antibiotic resistance, due to the ability of bacteriophage to precisely target bacterial infections and work synergistically with antibiotics by re-sensitizing MDR bacterial infections to antibiotics. In addition, we believe there is a significant market opportunity for bacteriophage therapeutics, initially for the treatment of antibiotic-resistant infections, and then potentially as a first-line therapy in combination with antibiotics for the treatment of serious and life-threatening infections such as prosthetic joint infections, bacteremia and pneumonia. Based on our market research, we estimate that annually in the United States over 300,000 patients suffer from serious S. aureus infections and over 400,000 patients from serious P. aeruginosa infections that can potentially be treated with our therapeutic candidates AB-SA01 and AB-PA01.

Product Candidates

AB-SA01: Infections Caused by S. aureus

By screening our proprietary library of phages, we selected a phage product candidate mix that has demonstrated, in in vitro studies, activity against a global diversity panel that includes some of the most virulent isolates of S. aureus, including MRSA isolates. The three phage constituents of AB-SA01 were subsequently tested for their ability to infect clinically relevant bacterial isolates collected from around the world and were shown to have similar activity with maximal complementation. Complementation, defined as the percentage of S. aureus isolates susceptible to more than one phage, is emphasized in product selection to reduce risk of the emergence of bacterial resistance. Overall, AB-SA01 has demonstrated in vitro activity against 96% of S. aureus clinical isolates collected globally from the United States, Europe and Australia.

In connection with our Research and Development Agreement with the U.S. Army Medical Research and Materiel Command, we have been developing AB-SA01 to treat acute and chronic infections caused by S. aureus, including infections caused by MRSA strains of the same bacterium. MRSA infections are one of the most common causes of hospital-acquired (nosocomial) infections. The CDC estimates that more than 850,000 patients were treated for S. aureus infections of the skin or soft tissue in 2013 and, due to failure of first-line treatment, more than 50% of these patients required a second-line treatment and approximately 35% of them required a third-line treatment. According to Market Research Future, the global MRSA drugs market is expected to reach $4.3 billion by 2023, and the market is projected to grow at a compounded annual growth rate of approximately 4.4% during the forecast period from 2017 to 2023. We initiated the Phase 1 clinical trial in May 2016 and completed enrollment in July 2016. In December 2016, we reported final results from this Phase 1 trial to evaluate the safety and tolerability of AB-SA01, our proprietary investigational phage product candidate targeting S. aureus infections. Overall, treatment with AB-SA01 was well tolerated when administered topically to the intact skin of healthy adults.

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

In 2017, we focused the development of AB-SA01 on intravenous administration for the treatment of patients with serious and life-threatening infections who do not respond to antibiotics. Based on our market research, we believe there is a significant unmet medical need and opportunity for bacteriophage therapy for the treatment of S. aureus infections such as bacteremia, endocarditis, cardiac implant infections, and prosthetic joint infections.

In September 2017, we announced the first-in-human intravenous administration of the therapeutic candidate AB-SA01 targeting S. aureus under the Special Access Scheme of the Australian Therapeutic Goods Administration. We provided AB-SA01 for a patient suffering from a life-threatening S. aureus endocarditis. AB-SA01 was administered intravenously over a two-week duration and was well tolerated.

As part of our expanded access program, in 2017 we provided AB-SA01 to a total of four patients suffering from serious or life-threatening infections that were not responding to antibiotic therapy. The patients suffered from S. aureus bacteremia, native valve endocarditis and prosthetic valve endocarditis. A total of 90 doses of AB-SA01 were administered intravenously. The treatment with AB-SA01 was well tolerated, with no treatment-related serious adverse events.

AB-PA01: Infections Caused by P. aeruginosa

We are developing AB-PA01, a product comprised of four phages, for the treatment of P. aeruginosa infections. To develop our product candidate, we established a diversity panel of relevant P. aeruginosa clinical isolates (bacteria isolated from patients) collected from around the globe. This diversity panel has been screened against our phage libraries, which were isolated and characterized according to our set of proprietary discovery protocols. We have demonstrated, in in vitro and in vivo studies, that our proprietary phage mix is able to effectively kill the target bacteria. Furthermore, the four components in AB-PA01 were subsequently tested for their ability to infect clinically relevant bacterial isolates from the United States, Europe and Australia and were shown to have similar activity with high complementation, defined as the strains of bacteria targeted by more than one phage in the product. We believe that high complementation is an important factor in preventing bacteria from developing resistance to our phage product candidates. Overall, AB-PA01 has demonstrated in vitro activity against 70-80% of P. aeruginosa clinical isolates collected globally from the United States, Europe and Australia, including both cystic fibrosis, or CF, and non-CF strains.

We assessed the activity of AB-PA01 phage components in eradicating in vitro biofilms formed by P. aeruginosa strains isolated across three continents from CRS patients with and without CF. A single dose of our bacteriophages was able to significantly reduce biofilms formed by a range of these isolates, supporting the potential of this product candidate to be a novel treatment for P. aeruginosa biofilm infections.

In collaboration with Institut Pasteur (Paris, France) and also with the Brompton Hospital, Imperial College (London, United Kingdom), we have demonstrated that phages can effectively treat infections in animal models of acute P. aeruginosa lung infections. In one such study, we inoculated eight mice with P. aeruginosa and treated them with either PBS (control group), our phage mix, or with an antibiotic.

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

Based on our market research, we believe there is a significant unmet medical need and opportunity for bacteriophage therapy for the treatment of P. aeruginosa infections such as lung infections in patients with CF, hospital- and ventilator-associated pneumonia, bacteremia, complicated urinary tract infections, and complicated intra-abdominal infections.

In August 2017, we announced the first-in-human administration of our therapeutic candidate AB-PA01 targeting P. aeruginosa under an Emergency IND allowed by the FDA. We provided AB-PA01 for a patient suffering from a life-threatening multidrug-resistant P. aeruginosa lung infection. Multiple doses of AB-PA01 were administered intravenously and by inhalation through a nebulizer and were well tolerated.

As part of our expanded access program, in 2017 we provided AB-PA01 to a total of three patients suffering from serious or life-threatening P. aeruginosa infections that were not responding to antibiotic therapy. The patients suffered from lung infection, with a background of CF, lung infection post-transplant, and ventilator-associated pneumonia. Over 500 doses of AB-PA01 were administered intravenously or by inhalation via nebulizer. The treatment with AB-PA01 was well tolerated, with no treatment-related serious adverse events.

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

In 2016, the CDC reported that in the United States, approximately 4% of all patients admitted to a hospital will be affected by a hospital-acquired infection during their stay, typically requiring extended stays and additional care. The Cystic Fibrosis Foundation estimates that P. aeruginosa accounts for 10% of all hospital-acquired infections.

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

In February 2017, the WHO published a Priority Pathogens List. Carbapenem-resistant P. aeruginosa is among the Priority 1: Critical pathogens. Methicillin-resistant, vancomycin intermediate and resistant S. aureus is among the Priority 2: High pathogens. This underscores the global urgency for developing novel therapeutics against P. aeruginosa and S. aureus.

Anti-Infective Treatments with Bacteriophages

Background

The dramatic rise in antibiotic resistance, the appearance of an increasing number of new “superbugs” and the lack of new antibiotics in the pipeline has prompted calls to action from many of the world’s major health bodies such as the CDC and the WHO, who warn of an “antibiotic cliff” and a “post-antibiotic era.” In 2009, the European Antimicrobial Resistance Surveillance System concluded that “the loss of effective antimicrobial therapy increasingly threatens the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by The Antimicrobial Availability Task Force of the Infectious Diseases Society of America and the European Centre for Disease Prevention and Control in conjunction with the European Medicine Agency, or EMA. We therefore believe there is a pressing need to find alternative antibacterial therapies.

Bacteriophage therapy has the potential to be an alternative method of treating bacterial infection. Phages are ubiquitous environmental viruses that grow only within bacteria, but are among the most abundant and diverse organisms on the planet. The name “bacteriophage” translates as “eaters of bacteria” and reflects the fact that as they grow, phages kill the bacterial host by multiplying inside and then bursting through the cell membrane in order to release the next generation of phages. Phages can differ substantially in morphology and each phage is active against a specific range of a given bacterial species. Phages were first discovered in 1915 at the Institut Pasteur and were shown to kill bacteria taken from patients suffering from dysentery. Furthermore, it was noted that phage numbers rose as patients recovered from infection, suggesting a direct association.

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

As discussed in greater detail above, we also plan to use our bacteriophage technology to develop precisely targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections. Our long-term strategy is to become the world leader in treating drug-resistant bacterial infections.

We supplement our internal resources with world-class scientific and medical collaborations around the globe. For example, through a collaboration with The University of Adelaide in Australia and the University Hospital Ghent in Belgium, we conducted preclinical studies showing the ability of S. aureus phage preparations to kill over 140 clinical isolates from CRS patients demonstrating activity of greater than 90%. Furthermore, an S. aureus mixture was shown to be safe and efficacious in a preclinical sheep model of CRS. A Phase 1 clinical trial for this program was conducted at the University of Adelaide’s Queen Elizabeth Hospital for the treatment of patients suffering from CRS associated with S. aureus infection. In December 2016, we reported final results from the Phase 1 trial of AB-SA01 in patients with CRS. AB-SA01 met the trial’s primary endpoints of safety and tolerability and all nine patients enrolled in the study experienced a reduction in the quantity of S. aureus infecting their sinuses, with some patients showing complete eradication of the bacterial infection. In August 2016, we tested AB-SA01 against 90 S. aureus clinical isolates from CRS patients located in Belgium and showed similar activity to isolates obtained from Australian patients, highlighting the diverse geographic activity of our product candidate, AB-SA01.

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

We collaborated with the Royal Brompton Hospital in London where we demonstrated that a phage product candidate can survive nebulization, was effective in killing over 83% of recent clinical P. aeruginosa isolates, and in preclinical mouse models demonstrated that a phage mixture dose-dependently clears P. aeruginosa infection from the lung and reduced inflammation.

We intend to continue our expanded access clinical strategy for AB-SA01 and AB-PA01 for the treatment of serious and life-threatening infections in the first half of 2018, treat up to an additional 20 patients in the first half of 2018, present data to the FDA in mid-2018, and potentially initiate a Phase 2 or registrational clinical trial as early as the second half of 2018.

Our development pipeline of product candidates is as follows:

ESKAPE pathogens are Enterococcus faecium, S. aureus, K. pneumoniae, A. baumannii, P. aeruginosa and Enterobacter species.

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

The license agreement will remain in effect until the expiration of the last patent exclusively licensed under the license agreement. If we default on any milestone or royalty payments, or upon breach by us of certain other terms of the license agreement, the DoH may either terminate the license agreement immediately upon written notice or modify the license to be non-exclusive upon 30 days’ written notice.

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

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently and will in the future rely on trade secret protection and contractual obligations with third parties to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into agreements with contractual obligations that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

As of December 31, 2017, we owned or had exclusive license rights to a total of 71 patents and applications: seven U.S. patents, five U.S. patent applications, 50 foreign patents, and nine foreign patent applications, expiring on various dates between 2024 and 2036. We believe these patents and applications cover our lead phage-therapeutic programs and use thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, biofilm disrupting agents, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions all seeking to develop novel treatment modalities for bacterial infections. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical development and obtaining regulatory approval for drug products. In addition, many universities and private and public research institutes are active in antibacterial research, some in direct competition with us. We also may compete with these organizations to recruit scientists and clinical development personnel.

There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. Other than our ongoing clinical development, there is, to our knowledge, one corporate-sponsored clinical trial that was recently completed. A French biotechnology company, Pherecydes Pharma, was acting as clinical trial sponsor of a Phase 1/2 clinical trial in Europe of a phage therapy for the treatment of burn wounds infected with either E. coli and P. aeruginosa, referred to as PhagoBurn. This clinical trial was a randomized, multi-center open label study to assess tolerance and efficacy of local treatment with a bacteriophage product candidate. Pherecydes has also announced treatment of patients in France and Belgium under emergency use protocols. Adaptive Phage Therapeutics is also developing custom designed bacteriophage therapies for individual patients. To our knowledge, several biotechnology companies, including Synthetic Genomics, BiomX, Epibiome, Intralytix, iNtRON, PhageLux, EnBiotix, Fixed-Phage, Locus Biosciences, Phagomed, Phi Therapeutics, TechnoPhage and LytPhage, Inc., as well as academic institutions, have earlier stage discovery programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

A related approach to treating Staphylococcus infections is being pursued by Contrafect Corporation using a bacteriophage lysin (a hydrolytic enzyme produced by bacteriophages) to treat S. aureus bacteremia (infection in the blood). In 2017, Contrafect initiated a Phase 2 clinical trial of its lysin product candidate in patients with S. aureus bacteremia.

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

After conducting a global search, we elected to proceed with establishing a wholly owned cGMP compliant manufacturing facility in Ljubljana, Slovenia, and we plan to manufacture each of our product candidates in this facility. We have been able to access and hire highly skilled process development and phage manufacturing expertise and believe that we have control of our proprietary platform from phage identification through final product fill and finish. Our facility is comprised of approximately 5,300 sq. ft. of laboratory and office space, where we produce cGMP clinical trial supplies in our 40-liter bioreactor for our current and planned clinical trials. We believe this facility will be sufficient to meet our manufacturing needs through initial Phase 3 clinical trials. Our current formulation for AB-SA01 is intended for intravenous, inhaled, sino-nasal or topical delivery. We may further optimize future formulations of our product candidates.

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

In 2017, our manufacturing facility successfully completed a periodic regulatory GMP inspection by JAZMP, and our GMP certification was renewed. We believe that we have the world’s only GMP-certified facility dedicated to manufacturing bacteriophage therapeutic candidates for human use.

Commercialization and Marketing

We have full worldwide commercial rights to all of our phage-based product candidates to treat drug-resistant bacterial infections, including our product candidates: AB-SA01, for the treatment of S. aureus infections, and AB-PA01 for the treatment of P. aeruginosa infections. We believe we can maximize the value of our company by retaining substantial global commercialization rights to these product candidates and, where appropriate, entering into partnerships to develop and commercialize these product candidates.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, accelerated approval and priority review, that are intended to expedite the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biological products to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug or biological product qualifies as a qualified infectious disease product under the Generating Antibiotic Incentives Now Act, or GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. We intend to request Fast Track designation for our product candidates if applicable.

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

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of new products continues after approval, particularly with respect to cGMP. We will rely on third parties for the production of commercial quantities of any products that we may commercialize. We and third-party manufacturers of our products are required to comply with applicable requirements in the cGMPs, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

Pricing and Reimbursement

Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of third-party reimbursement from payors at the federal, state and private levels. Third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers and managed-care plans. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

Research and Development Expenses

Our research and development expenses for the years ended December 31, 2017 and 2016 were $2.9 million and $5.7 million, respectively.

Employees

As of March 7, 2018, we had 31 full-time employees and three part-time employees. Of these 34 full-time and part-time employees, 27 employees were engaged in research and development activities and seven employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

Facilities

Our principal offices occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. We also lease approximately 500 square feet of lab space in Richmond, Virginia, approximately 4,000 square feet of lab space in Brookvale, Australia, and approximately 5,300 square feet of lab and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

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

This Annual Report on Form 10-K for the year ended December 31, 2017 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2017, we had cash and cash equivalents of $5.1 million, and we have had recurring losses from operations and negative operating cash flows since inception. In January 2018, we completed a registered public offering of common stock, resulting in net proceeds to us of approximately $3.5 million.

Our ability to continue as a going concern depends on our ability to raise substantial additional funds through public or private equity offerings, collaborative or licensing arrangements and/or debt financing. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2018, we cannot provide assurances that our estimates are accurate or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We will need to raise additional capital to support our operations and product development activities in 2018 and beyond. We may seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, or at all.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements or strategic financings;

•	licensing arrangements; and/or

•	public or private debt.

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

We have incurred losses in each year since our inception in 1992. As of December 31, 2017, our accumulated deficit was $394.2 million, $78.7 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2017 and 2016, we had losses from operations of $16.2 million and $23.4 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this report.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $198.1 million, of which $7.3 million will expire in 2018 unless utilized, and the remaining carryforwards will expire in taxable years 2019 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have experienced ownership changes in the past, including in connection with our November 2016, May 2017 and January 2018 public offerings, and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.

We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Material weaknesses in our internal controls have been identified in the past, and we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

If we are unable to maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NYSE American to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. These expenses will likely increase in the future, particularly after we cease to be an “emerging growth company” if we are also no longer a “smaller reporting company” as a result of additional corporate governance and disclosure requirements under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and SEC rules and regulations.

We expect the rules and regulations applicable to public companies to result in us continuing to incur substantial legal and financial compliance costs. These costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business.

Risks Related to Our Business

Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials.

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

Our single-patient expanded access strategy may not be successful, which in turn could adversely affect our business.

Our targeted phage therapies strategy involves providing phage therapy under single-patient expanded access guidelines to patients outside of clinical trials with antibiotic-resistant infections who have few or no other therapeutic options. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies under the single-patient expanded access guidelines, but also provide the clinical data from these single-patient expanded access cases that we expect to support the potential validation of the clinical utility of phage therapy and inform our future discussions with the FDA in 2018 or later on defining a potential path to market approval. However, this program is subject to numerous risks and uncertainties, including the following:

•	We have not established a cost reimbursement structure or otherwise entered into an arrangement that would at least offset our manufacturing costs for our phage therapies that may be administered to patients under single-patient expanded access guidelines. Increasing demand for our phage therapies in single-patient expanded access cases could result in significant costs to us.

•	Responding to single-patient expanded access requests could divert attention of our personnel and use manufacturing resources that could otherwise be deployed in other development program activities.

•	Single-patient expanded access treatment data may not establish proof-of-concept, and the FDA or other regulatory authorities may not accept single-patient expanded access data as sufficient clinical validation in support of our regulatory approval efforts, which could materially delay and increase the costs of our product development and commercialization activities.

•	Patient access to phage therapy will be provided on an individual basis where physicians will make an application or post-treatment notification to the applicable regulatory authorities on a patient-by-patient basis. This can impose a significant administrative burden on participating physicians, who may be resistant to navigating a process with which they are unfamiliar. We may be unable to identify in a timely manner a sufficient number of patients who are eligible for expanded access emergency treatment and we may be unable to identify in a timely manner a sufficient number of physicians who are interested in providing experimental therapy to such patients, which may limit our ability to provide bacteriophage therapeutics under our expanded access program and to collect data from such cases.

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

We have not completed formulation development of our product candidates.

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AB-SA01 for the treatment of S. aureus infections and AB-PA01 for the treatment of P. aeruginosa infections, there can be no assurance that these initial formulations will be the final formulations of AB-SA01 and AB-PA01 for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We completed an investigator-sponsored clinical trial of AB-SA01 at the University of Adelaide in Australia for CRS in December 2016. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan. Despite the positive feedback we received from the FDA in April 2017 regarding our proposal to commence a Phase 2 clinical trial of AB-SA01 in the United States, there can be no assurances that the FDA would ultimately support any decision by us to pursue a Phase 2 clinical trial based on data we currently have available.

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

Our business and operations might be adversely affected by security breaches, including any cybersecurity incidents.

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our consultants, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our targeted phage therapies, bacteriophage product candidates and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of our product candidates could be delayed or otherwise adversely affected.

Even though we believe we carry commercially reasonable business interruption and liability insurance, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. For example, we are not insured against terrorist attacks or cyberattacks. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay the development of our product candidates.

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

As of December 31, 2017, we had outstanding common warrants to purchase an aggregate of 8,531,918 shares of our common stock at a weighted average exercise price of $2.87 per share, and outstanding options to exercise 1,115,865 shares of our common stock at a weighted average exercise price of $3.17 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be further adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000-23930), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or the perception that such sales could occur.

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

Our principal corporate offices occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. We also lease approximately 500 square feet of lab space in Richmond, Virginia, approximately 4,000 square feet of lab space in Brookvale, Australia, and approximately 5,300 square feet of lab and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

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

Our common stock is traded on the NYSE American under the symbol “APHB.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

On April 24, 2017, we effected a 1-for-10 reverse stock split of our issued and outstanding common stock. The per-share amounts listed in the table below are adjusted for all periods to reflect our 1-for-10 reverse stock split.

Year ended December 31, 2017	High	Low
Fourth Quarter	$1.65	$0.83
Third Quarter	$1.26	$0.70
Second Quarter	$5.00	$0.67
First Quarter	$6.80	$4.20

Year ended December 31, 2016	High	Low
Fourth Quarter	$16.90	$3.60
Third Quarter	$21.70	$11.50
Second Quarter	$48.40	$14.50
First Quarter	$54.90	$19.20

Holders of Common Stock

As of March 7, 2018, there were 91 holders of record of our common stock. As of such date, there were 13,695,824 shares of our common stock outstanding.

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

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections. We intend to develop these product candidates for the treatment of serious or life-threatening, multi-drug resistant infections. We also intend to seek to advance our chronic rhinosinusitis, or CRS, program and preclinical cystic fibrosis, or CF, program through partnerships, arrangements and/or with additional outside funding. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage product candidate AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

We believe our bacteriophage technology may have unique application in the area of targeted medicine, and in May 2017, we announced a new strategic emphasis on targeted therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop precisely targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to target phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we have begun to provide targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies, but also provide the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key opinion leaders to identify and select eligible patients. We believe that the United States and Australia have a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through December 31, 2017, we have received approximately $59.0 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of December 31, 2017, we had an accumulated deficit of $394.2 million, $78.7 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

On January 12, 2018, we completed a registered public offering of 4,000,000 shares of common stock at an offering price of $1.00 per share, for aggregate gross proceeds of $4.0 million. We received net proceeds from the offering of approximately $3.5 million, after deducting placement agent fees and other offering expenses payable by us.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

For the years ended December 31, 2017 and 2016, we recognized revenues related to sub-licensing agreements from our former gene therapy program of $115,000 and $260,000, respectively. The decrease of $145,000 was primarily attributable to the termination of a sublicense agreement in 2016.

Research and Development

Research and development expenses for the year ended December 31, 2017 were $2.9 million compared to $5.7 million for the year ended December 31, 2016. During the third quarter of 2017 and the fourth quarter of 2016, we received tax incentive payments of approximately $2.0 million and $0.9 million, respectively, from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by our Australian subsidiary and were recorded as an offset to research and development expense. For the years ended December 31, 2017 and 2016, research and development expenses, excluding any benefit from tax incentive payments, were $4.9 million and $6.6 million, respectively. The decrease of $1.7 million was primarily related to a $1.1 million decrease in professional and consulting fees resulting from the completion of the CRS Phase 1 clinical trial in 2016, a $0.2 million decrease in professional recruitment fees, approximately $0.4 million of expense recorded in connection with assets acquired from Novolytics Ltd in 2016, as well as decreased clinical expenses. This decrease in research and development expenses was offset by a $0.4 million increase in payroll-related costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2017 were $7.6 million compared to $8.4 million for the year ended December 31, 2016. The $0.8 million decrease was primarily attributable to a $1.3 million decrease in non-cash stock-based compensation and a $0.6 million decrease in legal and other professional fees, offset by a $0.8 million increase in salaries and other payroll-related costs and a $0.5 million non-cash charge in 2017 related to the fair value of 523,210 shares of common stock issued to the shareholders who were party to the Common Stock Issuance Agreement.

Impairment Charges

Impairment charges related to our goodwill and in-process research and development (IPR&D) assets were $5.8 million and $9.5 million for the years ended December 31, 2017 and 2016, respectively. In the second quarter of 2017, we performed an interim IPR&D impairment test and determined that IPR&D assets were impaired, specifically assets related to our Staphylococcal and Pseudomonas programs. Due to this impairment, we recorded an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, in the second quarter of 2017. The IPR&D assets had a remaining book value of $4.7 million after the impairment charge, $2.8 million and $1.9 million for the Staphylococcal and Pseudomonas programs, respectively. We completed our annual test for impairment as of December 31, 2017 and determined that no impairment existed for IPR&D assets as of December 31, 2017.

In 2016 we concluded that our goodwill, with a book value of $7.6 million, was fully impaired. Accordingly, we recorded an impairment charge of $7.6 million, representing the write-off of the entire balance of goodwill. No goodwill remained in 2017. In 2016 we recorded a $2.0 million impairment charge, offset by a related income tax benefit of $0.4 million, for IPR&D assets related to our Pseudomonas program.

See further discussion regarding our tests for impairment of goodwill and IPR&D assets in Note 3 in the Notes to the Consolidated Financial Statements.

Other Income (Expense)

For the year ended December 31, 2017, we recorded a net gain of $2.0 million related to the change in fair value of our derivative liabilities. The net gain was primarily related to the $1.7 million decrease in fair value of our derivative liability for warrants issued in November 2016 which was attributable in part to a decline in our common stock price for the period of measurement.

For the year ended December 31, 2016, we recorded a gain of $4.5 million related to the change in fair value of our derivative liabilities. The gain was related to the $2.4 million change in fair value of our derivative liability for warrants, the $1.5 million change in fair value of our Series B preferred stock derivative liability and the $0.6 million change in fair value of our dilutive financing derivative liability. The change in fair value of these derivative liabilities was primarily related to a decline in our common stock price for the periods of measurement. The $2.4 million change in fair value of our derivative liability for warrants included a change in fair value of $1.5 million related to warrants issued in June 2016 and a change in fair value of $0.9 million related to warrants issued in November 2016.

We incurred a total of $1.5 million in offering costs in connection with our June 2016 and November 2016 public offerings of common stock and warrants: $569,000 of these costs were allocated to the warrants issued in connection with these financings and recorded to other expense in the consolidated statements of operations for the year ended December 31, 2016 and the remaining costs of approximately $1.0 million were recorded as an offset to additional paid-in capital. We incurred approximately $1.2 million in offering costs in connection with our May 2017 public offering of common stock, pre-funded warrants and common warrants and the full amount was recorded as an offset to additional paid-in capital.

Income Taxes

The income tax benefit of $1.3 million for the year ended December 31, 2017 is related to a reduction of the existing deferred tax liability during the second quarter of 2017 as a result of a $5.8 million impairment charge for our IPR&D assets discussed above. We recorded an income tax benefit of $0.6 million for the year ended December 31, 2016, comprised of a $0.4 million income tax benefit related to a reduction of the existing deferred tax liability as a result of a $2.0 million impairment charge for our IPR&D assets discussed above, and a $0.2 million income tax benefit as a result of a reduction of deferred tax liability resulting from changes in UK enacted tax rates from 20% to 17% in 2016.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $394.2 million as of December 31, 2017, $78.7 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $5.1 million and $5.7 million at December 31, 2017 and 2016, respectively. We made operational changes that have reduced our cash expenditures and supported our strategic emphasis on precisely targeted bacteriophage therapies. In January 2018, we completed a registered public offering of common stock, resulting in net proceeds to us of approximately $3.5 million. We believe our existing cash resources, after taking into account the net proceeds from our January 2018 public offering, will be sufficient to fund our planned operations into the third quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the year ended December 31, 2017 was $9.2 million, as compared to $10.6 million for the year ended December 31, 2016. The decrease of $1.4 million was primarily due to the receipt in 2017 of approximately $2.0 million in tax incentive payments from the Australian tax authority, as compared to $0.9 million received in 2016. These tax incentive payments were recorded as an offset to research and development expense in the consolidated statements of operations.

Investing activities

Net cash used in investing activities was $58,000 and $279,000 for the years ended December 31, 2017 and 2016, respectively, and was primarily attributable to purchases of property and equipment.

Financing activities

Cash provided by financing activities for the year ended December 31, 2017 was comprised of net proceeds of $9.4 million from the May 2017 underwritten public offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses related to the offering of approximately $1.2 million. Cash provided by financing activities for the year ended December 31, 2016 was comprised of net proceeds of $4.2 million from the June 2016 registered public offering of common stock and warrants to purchase common stock, after deducting placement agent fees and other expenses related to the issuance of $0.8 million, and net proceeds of $3.3 million from the November 2016 underwritten public offering of common stock and warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses related to the offering of approximately $0.7 million.

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

We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financings;
•	collaborative arrangements or strategic financings;
•	licensing arrangements; and
•	public or private debt.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to intangible assets, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In-Process Research and Development

IPR&D assets represent capitalized incomplete research projects that we acquired through business combinations. Such assets are initially measured at their acquisition-date fair values, and accounted for as indefinite-lived intangible assets, subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, we make a determination as to the then remaining useful life of the intangible asset and begin amortization. We periodically re-evaluate whether continuing to characterize the asset as indefinite-lived is appropriate.

We test our IPR&D assets for impairment as of December 31st of each year or more frequently if indicators of impairment are present. Examples of such indicators of impairment include:

•	events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, measured by a comparison of the carrying value of the assets to the estimated undiscounted future cash flows to be generated by the assets:

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.

If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinitely-lived intangible assets, including IPR&D, are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

If and when a quantitative analysis of IPR&D assets is required based on the results of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we use are consistent with the plans and estimates we use to manage our business. Significant assumptions utilized in our income approach model included the timing of clinical studies and regulatory approvals, the probability of success of our research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

We completed our annual test for impairment of IPR&D assets as of December 31, 2016 and determined that IPR&D assets of $5.2 million related to our Staphylococcal programs were not impaired. We also determined that IPR&D assets of $7.3 million related to our Pseudomonas program were impaired. An impairment charge of $2.0 million, offset by a related income tax benefit of $0.4 million, was recorded as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2016 and represented the excess of the carrying amount over the fair value. During the second quarter of 2017, we determined there was an indicator of impairment of IPR&D assets and an interim test for impairment was performed. As a result of the test, we recognized an impairment charge of $5.8 million during the second quarter of 2017, offset by a related income tax benefit of $1.3 million, related to our Staphylococcal and Pseudomonas programs. The impairment was due to an increase in our discount rate as compared to previous assessments due to the significant difference between our net assets and our market capitalization of $6.7 million as of June 30, 2017. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. The impairment charge was included as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2017. The carrying amount of our Staphylococcal and Pseudomonas programs after the impairment charge was $2.8 million and $1.9 million, respectively. We completed our annual test for impairment as of December 31, 2017 and determined that no impairment existed for IPR&D assets as of December 31, 2017.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. We determine whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the consolidated statements of operations.

Based on the results of our annual impairment test of goodwill as of December 31, 2016, as described in Note 3 in the Notes to Consolidated Financial Statements, an impairment charge of $7.6 million, representing the write-off of the entire balance of goodwill, was recorded as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2016. No goodwill was recorded in 2017.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of our common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. The expected term assumption for stock options granted to parties other than employees or directors is the contractual term of the option award. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Warrant and Preferred Shares Conversion and Dilutive Financing Features

We account for warrants and preferred shares conversion and dilutive financing features in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. We estimate the fair value of liability-classified instruments using a Monte Carlo valuation model and a Black-Scholes valuation model which require us to develop assumptions and inputs that have significant impact on such valuations. As a result of the revaluation of these liabilities to fair value at each reporting date, we recognized gains of $2.0 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively, recorded as a component of other income (expense) in the consolidated statements of operations.

JOBS Act

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As an “emerging growth company” we are not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000-23930), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMPLIPHI BIOSCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AmpliPhi Biosciences Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmpliPhi Biosciences Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

March 14, 2018

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$5,132,000	$5,711,000
Prepaid expenses and other current assets	253,000	602,000
Total current assets	5,385,000	6,313,000
Property and equipment, net	816,000	1,072,000
In-process research and development	4,661,000	10,461,000
Acquired patents, net	276,000	307,000
Total assets	$11,138,000	$18,153,000

Liabilities, Series B redeemable convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,968,000	$2,735,000
Note payable	-	803,000
Total current liabilities	1,968,000	3,538,000
Derivative liabilities	292,000	2,443,000
Deferred tax liability	1,147,000	2,449,000
Total liabilities	3,407,000	8,430,000

Commitments and Contingencies (Note 8)

Series B redeemable convertible preferred stock
$0.01 par value; no shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	-	-

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at December 31, 2017 and 2016; 9,498,928 and 1,648,751 shares issued and outstanding at December 31, 2017 and 2016, respectively	95,000	16,000
Additional paid-in capital	401,842,000	391,067,000
Accumulated deficit	(394,206,000)	(381,360,000)
Total stockholders’ equity	7,731,000	9,723,000
Total liabilities, Series B redeemable convertible preferred stock and stockholders’ equity	$11,138,000	$18,153,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016

Revenue	$115,000	$260,000
Operating expenses
Research and development	2,881,000	5,678,000
General and administrative	7,590,000	8,413,000
Impairment charges	5,800,000	9,547,000
Total operating expenses	16,271,000	23,638,000
Loss from operations	(16,156,000)	(23,378,000)
Other income (expense)
Change in fair value of derivative liabilities	2,010,000	4,538,000
Other income (expense), net	6,000	(554,000)
Total other income, net	2,016,000	3,984,000
Loss before income taxes	(14,140,000)	(19,394,000)
Income tax benefit	1,302,000	556,000
Net loss	(12,838,000)	(18,838,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(3,580,000)
Accretion of Series B redeemable convertible preferred stock	-	(1,858,000)
Net loss attributable to common stockholders	$(12,838,000)	$(24,276,000)
Per share information:
Net loss per share of common stock - basic	$(2.01)	$(24.67)
Weighted average number of shares of common stock outstanding - basic	6,387,425	983,846
Net loss per share of common stock - diluted	$(2.18)	$(24.67)
Weighted average number of shares of common stock outstanding - diluted	6,574,117	983,846

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible
	Preferred Stock		Stockholders' Equity
	Series B		Common Stock		Additional		Total
					Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2015	7,527,853	$11,890,000	588,291	$6,000	$375,230,000	$(362,522,000)	$12,714,000
Accretion of dividends on Series B redeemable convertible preferred stock	-	365,000	-	-	(365,000)	-	(365,000)
Accretion to redemption value of Series B redeemable convertible preferred stock	-	1,493,000	-	-	(1,493,000)	-	(1,493,000)
Conversion of Series B redeemable convertible preferred stock to common stock	(7,527,853)	(13,748,000)	235,902	2,000	10,627,000	-	10,629,000
Warrants issued for Novolytics assets	-	-	-	-	204,000	-	204,000
Common stock issued in June 2016 financing, net of offering costs and warrants	-	-	212,766	2,000	2,632,000	-	2,634,000
Common stock issued in November 2016 financing, net of offering costs and warrants	-	-	533,500	5,000	680,000	-	685,000
Common stock issued pursuant to anti-dilution rights	-	-	75,020	1,000	1,544,000	-	1,545,000
Common stock issued under the employee stock purchase plan	-	-	3,272	-	13,000	-	13,000
Stock-based compensation	-	-	-	-	1,995,000	-	1,995,000
Net loss	-	-	-	-	-	(18,838,000)	(18,838,000)
Balances, December 31, 2016	-	-	1,648,751	16,000	391,067,000	(381,360,000)	9,723,000
Cumulative effect adjustment from adoption of ASU 2016-09	-	-	-	-	8,000	(8,000)	-
Common stock and pre-funded warrants issued in May 2017 financing, net of offering costs	-	-	7,067,419	71,000	9,282,000	-	9,353,000
Warrants exercised	-	-	226,664	2,000	128,000	-	130,000
Warrant derivative liability reclassified to equity due to exercise of warrants	-	-	-	-	119,000	-	119,000
Dilutive financing derivative liability reclassified to equity upon common stock issued pursuant to anti-dilution rights	-	-	28,684	1,000	21,000	-	22,000
Common stock issued pursuant to anti-dilution rights	-	-	523,210	5,000	514,000	-	519,000
Common stock issued under the employee stock purchase plan	-	-	4,200	-	3,000	-	3,000
Stock-based compensation	-	-	-	-	700,000	-	700,000
Net loss	-	-	-	-	-	(12,838,000)	(12,838,000)
Balances, December 31, 2017	-	$-	9,498,928	$95,000	$401,842,000	$(394,206,000)	$7,731,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

Operating activities:
Net loss	$(12,838,000)	$(18,838,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,010,000)	(4,538,000)
Impairment charges	5,800,000	9,547,000
Stock-based compensation	700,000	1,995,000
Deferred taxes	(1,302,000)	(556,000)
Charge for common stock issuance	519,000	-
Costs related to equity offerings	-	569,000
Warrants and other non-cash adjustments, net	22,000	193,000
Depreciation	343,000	338,000
Amortization of patents	31,000	31,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(838,000)	406,000
Prepaid expenses, accounts receivable and other current assets	381,000	247,000
Net cash used in operating activities	(9,192,000)	(10,606,000)
Investing activities:
Purchases of property and equipment	(58,000)	(279,000)
Net cash used in investing activities	(58,000)	(279,000)
Financing activities:
Costs of Series B redeemable convertible preferred stock conversion to common stock	-	(173,000)
Dividend payments	-	(80,000)
Proceeds from sale of common stock and related warrants, net of offering costs	9,353,000	7,566,000
Proceeds from exercises of warrants	130,000	-
Proceeds from stock issuance under employee stock purchase plan	3,000	13,000
Principal payments on note payable	(815,000)	(100,000)
Net cash provided by financing activities	8,671,000	7,226,000
Net decrease in cash and cash equivalents	(579,000)	(3,659,000)
Cash and cash equivalents, beginning of period	5,711,000	9,370,000
Cash and cash equivalents, end of period	$5,132,000	$5,711,000
Supplemental schedule of non-cash financing activities:
Accretion of Series B redeemable convertible preferred stock	$-	$1,858,000
Fair value of warrant liability upon issuance	-	4,745,000
Offering costs included in accounts payable	-	69,000
Property and equipment included in accounts payable	39,000	-

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

As of December 31, 2017, the Company had cash and cash equivalents of $5.1 million. On January 12, 2018, the Company completed a registered public offering of common stock resulting in net proceeds to the Company of approximately $3.5 million (see Note 14). Management made operational changes in 2017 that have reduced cash expenditures and supported the Company’s strategic emphasis on precisely targeted bacteriophage therapies. Considering the Company’s current cash resources, including the net proceeds from the public offering in January 2018, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the third quarter of 2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi Biotehnološke Raziskave in Razvoj d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of deposits with commercial banks and financial institutions.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement, or sale of an asset, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Estimated useful lives for property and equipment are as follows:

Estimated Useful Lives
Laboratory equipment	5 – 10 years
Office and computer equipment	3 – 5 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses have been recorded through December 31, 2017.

In-Process Research and Development

In-process research and development (IPR&D) assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization. The Company periodically re-evaluates whether continuing to characterize the asset as indefinite-lived is appropriate.

The Company tests IPR&D assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinitely-lived intangible assets, including IPR&D, are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

If and when a quantitative analysis of IPR&D assets is required based on the result of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company uses are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

The Company completed its annual test for impairment of IPR&D assets as of December 31, 2016 and determined that IPR&D assets of $5.2 million related to its Staphylococcal programs were not impaired. The Company also determined that IPR&D assets of $7.3 million related to its Pseudomonas program were impaired. An impairment charge of $2.0 million, offset by a related income tax benefit of $0.4 million, was recorded as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2016 and represented the excess of the carrying amount over the fair value. During the second quarter of 2017, the Company determined there was an indicator of impairment of IPR&D assets and an interim test for impairment was performed. As a result of the test, the Company recognized an impairment charge of $5.8 million during the second quarter of 2017, offset by a related income tax benefit of $1.3 million, related to its Staphylococcal and Pseudomonas programs. The impairment was due to an increase in the Company’s discount rate as compared to previous assessments due to the significant difference between the Company’s net assets and its market capitalization of $6.7 million as of June 30, 2017. The significant excess of net asset value over market capitalization as of June 30, 2017 existed following the 1-for-10 reverse stock split completed in April 2017 and the receipt of $10.6 million in gross proceeds from an underwritten public offering in May 2017. The impairment charge was included as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2017. The carrying amount of the Staphylococcal and Pseudomonas programs after the impairment charge was $2.8 million and $1.9 million, respectively. The Company completed its annual test for impairment as of December 31, 2107 and determined that no impairment existed for IPR&D assets as of December 31, 2017.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

As of December 31, 2016, the Company had a compressed market capitalization, less than the carrying amount of goodwill. The Company estimated the fair value in step one of the impairment test for goodwill based on the income approach which included discounted cash flows. The Company’s discounted future cash flows estimate required management judgment with respect to forecasted sales, launch of new products, gross margins, selling, general and administrative expenses, and capital expenditures and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows, the Company estimated future revenue based on projected commercialization time, market penetration rate and probabilities of success for each of the research and development programs. Future cash flows were then discounted to present value at a discount rate of 16.8%. Terminal value was not incorporated in the analysis due to the nature of the pharmaceutical and bioscience products. The Company's market capitalization was also considered in assessing the reasonableness of fair value as determined in step one of the impairment test. The Company’s assessment resulted in a fair value that was lower than the Company’s carrying value of net assets at December 31, 2016. Based upon step one of the impairment test, the Company determined that goodwill was impaired and that step two of the test was required to measure the amount of goodwill impairment. As a result of step two, an impairment charge of $7.6 million, representing the write-off of the entire balance of goodwill, was recorded as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2016. No goodwill was recorded in 2017.

Patent Costs

Patent costs, accounted for as intangible assets with definite lives, were acquired by the Company through business combinations. These patent costs are recorded at fair value and are amortized using the straight-line method over their estimated useful lives. As of December 31, 2017, the gross amount of patent assets was $493,000 with accumulated amortization of $217,000. Annual patent amortization expense for the next five years and thereafter are estimated as follows:

Patent
Amortization
2018	$31,000
2019	31,000
2020	31,000
2021	31,000
2022	31,000
Thereafter through December 2026	121,000
Total patent amortization expense	$276,000

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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

Revenue Recognition

The Company generates revenue from sub-licensing agreements from its former gene therapy program. Revenue under technology licenses typically consists of nonrefundable, up-front license fees, technology access fees, royalties on product sales, and various other payments. The Company classifies advance payments received in excess of amounts earned, if any, as deferred revenue.

Research and Development Costs

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses, which are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. The Company received AU Tax Rebates of approximately $2.0 million and $0.9 million during the third quarter of 2017 and fourth quarter of 2016, respectively, and such rebates have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and net operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income (expense) in the period that includes the enactment date. The Company evaluates the likelihood that deferred tax assets will be recovered from future taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2017 and 2016, the Company had unrecognized tax benefits related to its domestic research tax credits of approximately $2.1 million.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants, and the presumed exercise of such securities are dilutive to net loss per common share for the period, an adjustment to net loss available to common stockholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company will adopt this ASU effective January 1, 2018 using the modified retrospective method. During the fourth quarter of 2017, the Company completed its assessment to evaluate the impact of adopting this guidance and determined that the impact of adoption will be immaterial to the consolidated financial statements.

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

4. Fair Value of Financial Assets and Liabilities – Derivative Instruments

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

The recurring fair value measurements of the Company’s derivative liabilities at December 31, 2017 and 2016 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
December 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	260,000	260,000
Total liabilities	$-	$-	$292,000	$292,000

December 31, 2016
Liabilities
June 2016 offering warrant liability	$-	$-	$274,000	$274,000
Dilutive financing derivative liability	-	-	126,000	126,000
November 2016 offering warrant liability	-	-	2,043,000	2,043,000
Total liabilities	$-	$-	$2,443,000	$2,443,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	Dilutive	November 2016
	Offering	Financing	Offering	Total
	Warrant	Derivative	Warrant	Derivative
	Liability	Liability	Liability	Liabilities
Balance, December 31, 2016	$274,000	$126,000	$2,043,000	$2,443,000
Changes in estimated fair value	(242,000)	(104,000)	(1,664,000)	(2,010,000)
Exercised warrants	-	-	(119,000)	(119,000)
Settlement of liability	-	(22,000)	-	(22,000)
Balance, December 31, 2017	$32,000	$-	$260,000	$292,000

In connection with an issuance of warrants exercisable for an aggregate of 106,383 shares of common stock in a registered public offering, the Company incurred the June 2016 offering warrant liability (see Note 10). The fair value of the June 2016 offering warrant liability on each measurement date was estimated using the Black-Scholes valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is categorized within Level 3 of the fair value hierarchy. The assumptions used consisted of the following:

	December 31, 2017	December 31, 2016
Volatility	125%	118%
Expected term (years)	3.42	4.42
Risk-free interest rate	2.01%	1.80%
Dividend yield	0.00%	0.00%
Exercise price	$22.50	$22.50
Common stock closing price	$1.01	$4.40

In connection with an issuance of warrants exercisable for an aggregate of 533,500 shares of common stock in an underwritten public offering, the Company incurred the November 2016 offering warrant liability (see Note 10). The fair value of the November 2016 offering warrant liability on each measurement date was estimated using the Monte Carlo valuation model. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility, contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is categorized within Level 3 of the fair value hierarchy. The assumptions used consisted of the following:

	December 31, 2017	December 31, 2016
Volatility	107%	112%
Expected term (years)	3.89	4.89
Risk-free interest rate	2.08%	1.91%
Dividend yield	0.00%	0.00%
Exercise price (1)	$0.57	$7.50
Common stock closing price	$1.01	$4.40

(1) In connection with the Company’s April 2017 1-for-10 reverse stock split, the exercise price of the warrants was adjusted downward to $1.00 per share. In September 2017, the exercise price of the warrants was further adjusted downward to $0.57 per share in connection with the issuance of 523,210 shares of the Company’s common stock to the shareholders who were party to the Common Stock Issuance Agreement. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in the warrant agreements (see Note 10).

Dilutive Financing Derivative Liability

The dilutive financing derivative liability was originally recorded on the Company’s balance sheet on April 8, 2016 in connection with the Company’s entry into a Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B redeemable convertible preferred stock, pursuant to which the Company was obligated to issue its common stock for no consideration to the shareholders who were party to the CSIA upon dilutive issuances of the Company’s common stock (see Note 9). As of December 31, 2016, the maximum number of shares that the Company could issue under the rules of the NYSE American and the terms of the CSIA was 28,684 shares. As of December 31, 2016, the dilutive financing liability was valued at $126,000 based on the closing market price of the Company’s common stock of $4.40 per share multiplied by the 28,684 shares available to be issued. On June 27, 2017, the Company and the holders entered into an amendment to the CSIA (the “CSIA Amendment”) under which the 28,684 common shares were issued to the holders on June 29, 2017. The CSIA Amendment removed the condition which required the CSIA to be treated as a derivative liability. Accordingly, the fair value of the shares were marked-to-market through June 29, 2017, at $22,000, and then reclassified from a liability to equity.

5. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	December 31,
	2017	2016
Basic and diluted net loss per common share calculation:
Net loss	$(12,838,000)	$(18,838,000)
Excess of fair value of consideration transferred on conversion of Series B redeemable convertible preferred stock	-	(3,580,000)
Accretion of Series B redeemable convertible preferred stock	-	(1,858,000)
Net loss attributable to common stockholders - basic	(12,838,000)	(24,276,000)
Changes in fair value of November 2016 warrants	(1,524,000)	-
Net loss attributable to common stockholders - diluted	$(14,362,000)	$(24,276,000)
Weighted average common shares outstanding - basic	6,387,425	983,846
Net loss per share of common stock - basic	$(2.01)	$(24.67)
Weighted average common shares outstanding - diluted	6,574,117	983,846
Net loss per share of common stock - diluted	$(2.18)	$(24.67)

The $1,524,000 change in fair value of November 2016 warrants for the year ended December 31, 2017 represented a net gain from reduction in the fair value of the warrants starting in April 2017 when the warrants became in the money from an exercise price downward adjustment made in connection with the Company’s 1-for-10 reverse stock split through December 31, 2017. In September 2017, the exercise price was further adjusted down to $0.57 per share in connection with the issuance of 523,210 shares of common stock to shareholders who were parties to the CSIA (See Note 9). The dilutive effect of the November 2016 warrants on net loss per share of common stock (diluted) reflects these exercise price adjustments. The weighted average number of common shares outstanding for the basic loss per share calculation for the year ended December 31, 2016 included 28,684 shares that the Company was obligated to issue under the provisions of the CSIA as of December 31, 2016.

The following outstanding securities at December 31, 2017 and 2016 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2017 and 2016, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2017	2016
Options	1,115,865	74,890
Warrants	8,225,087	776,267
Total	9,340,952	851,157

6. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2017	2016
Laboratory equipment	$1,727,000	$1,747,000
Office and computer equipment	71,000	69,000
Leasehold improvements	188,000	188,000
	1,986,000	2,004,000
Accumulated depreciation and amortization	(1,170,000)	(932,000)
Property and equipment, net	$816,000	$1,072,000

Depreciation expense totaled $343,000 and $338,000 for the years ended December 31, 2017 and 2016, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2017	2016
Accounts payable	$578,000	$1,056,000
Accrued compensation	1,050,000	895,000
Other accrued expenses	302,000	746,000
Dividends payable	38,000	38,000
	$1,968,000	$2,735,000

7. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2017	2016
United States	$(6,934,000)	$(6,358,000)
Foreign	(7,206,000)	(13,036,000)
	$(14,140,000)	$(19,394,000)

The benefit from income taxes consisted of the following components:

	Year Ended December 31,
	2017	2016
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	(1,302,000)	(556,000)
	(1,302,000)	(556,000)
Total	$(1,302,000)	$(556,000)

The Company recorded an income tax benefit of $1.3 million for the year ended December 31, 2017 related to a reduction of the existing deferred tax liability during the second quarter of 2017 as a result of a $5.8 million impairment charge to the Company’s IPR&D assets. During the year ended December 31, 2016, the Company recorded an income tax benefit of $0.6 million, comprised of a $0.4 million income tax benefit related to a reduction of the existing deferred tax liability from a $2.0 million impairment charge to the Company’s IPR&D assets, and a $0.2 million income tax benefit as a result of the reduction of deferred tax liability resulting from changes in UK enacted tax rates from 20% to 17% in 2016.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$44,049,000	$67,479,000
Research and development and other tax credits, net	3,109,000	3,109,000
Stock-based compensation	188,000	795,000
Other	165,000	301,000
	47,511,000	71,684,000
Valuation allowance	(47,511,000)	(71,684,000)
Total deferred tax assets	-	-
Deferred tax liabilities:
In-process research and development	(1,147,000)	(2,449,000)
Total deferred tax liabilities	$(1,147,000)	$(2,449,000)

At December 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards of approximately $198.1 million, of which $7.3 million will expire in 2018 unless utilized, and the remaining carryforwards will expire in taxable years 2019 through 2037. The Company had foreign NOL carryforwards of $9.0 million as of December 31, 2017, $0.6 million of which was generated in 2017. At December 31, 2017, the Company had federal research and development (“R&D”) tax credit carryforwards of approximately $3.1 million, net of a reserve for uncertain tax positions of $2.1 million. The R&D tax credit carryforwards will begin to expire in taxable years 2018 through 2031, unless previously utilized. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986 (the “Code”) as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2017	2016

U.S. federal statutory income tax rate	34.0%	34.0%
Adjustments for tax effects of:
Fair value of derivative liabilities	3.6%	8.0%
Foreign rate differential	(4.4)%	(1.5)%
Stock-based compensation	(1.0)%	(0.6)%
State taxes, net of federal benefit	(1.7)%	(3.8)%
Australia refundable R&D tax offset	(2.4)%	(5.2)%
Goodwill impairment	-	(13.2)%
Effect of change in federal tax rate	(184.2)%	-
Change in reserve of uncertain tax positions	-	(10.7)%
Change in valuation allowance	170.9%	(3.5)%
All other	(5.6)%	(0.6)%
Effective income tax rate	9.2%	2.9%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Shortly after enactment, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded additional tax expense of $26.0 million during the year ended December 31, 2017, however, this amount was fully offset by a valuation allowance and no net income tax expense or benefit was recorded in the consolidated financial statements. This net tax expense of $0 represents a provisional amount and is the Company’s current best estimate. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as additional clarification and implementation guidance is received. The Company did not record any deemed repatriation tax on unremitted foreign Earnings and Profits (“E&P”) due to the accumulated and projected current deficit in foreign E&P for the year ended December 31, 2017.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, we continue to evaluate this provision of the Tax Reform Act and the application of Accounting Standards Codification 740, “Income Taxes.” Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of its deferred taxes (the “deferred method”). The Company has not yet adopted an accounting policy with respect to GILTI at December 31, 2017.

The Company’s past sales and issuances of common and preferred stock have likely resulted in ownership changes as defined by Section 382 of the Code. The Company has not conducted a Section 382 study to date. It is possible that a future analysis may result in the conclusion that a substantial portion, or perhaps substantially all of the Company’s NOL carryforwards and R&D tax credit carryforwards will expire due to the limitations of Sections 382 and 383 of the Code. As a result, the utilization of the carryforwards may be limited and a portion of the carryforwards may expire unused.

The Company has unrecognized tax benefits of approximately $2.1 million related to its federal R&D tax credits as of December 31, 2017 and 2016.  The credits are subject to a valuation allowance and thus, any change to the uncertain tax position reserve would not result in an income tax benefit or expense.

The Company is subject to U.S. federal tax examinations by tax authorities for the years 1998 to 2016 due to the fact that NOL carryforwards exist going back to 1998 that may be utilized on a current or future year tax return.

The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended December 31, 2017 and 2016, the Company did not recognize any interest or penalties. The Company does not expect its unrecognized tax benefits will change significantly over the next twelve months.

8. Commitments and Contingencies

Operating Leases

Under the terms of month-to-month subleases, the Company pays monthly rent of $6,000 for its principal corporate offices in San Diego, California and monthly rent of approximately $4,000 for lab space in Brookvale, Australia. The Company leases lab space in Richmond, Virginia and lab and office space in Ljubljana, Slovenia under operating leases that expire in August 2018 and February 2019, respectively. The operating leases have extension provisions which may be elected at the option of the Company. Rent expense under the Company’s leases was $208,000 and $227,000 for the years ended December 31, 2017 and 2016, respectively.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2017, are as follows:

Operating
Leases
2018	$72,000
2019	7,000
Total minimum lease payments	$79,000

Collaborative Agreements

In 2013, the Company entered into a Collaboration Agreement and a License Agreement with the University of Leicester (the “Leicester Agreements”). Under the Leicester Agreements, the Company provided payments to support research on the University of Leicester’s development of a bacteriophage therapeutic to resolve C. difficile infections and licensed related patents, materials and know-how. During the years ended December 31, 2017 and 2016, the Company recorded $79,000 and $166,000, respectively, in research and development expenses related to the Leicester Agreements. The Company terminated the Leicester Agreements effective in the third quarter of 2017 and the termination was not material to the Company.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there is adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

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

On April 8, 2016, certain holders of over two-thirds of the Company’s then-outstanding shares of the Series B shares elected to automatically convert all outstanding shares of Series B into shares of common stock in accordance with the Company’s Amended and Restated Articles of Incorporation (the “Conversion”). The transaction was accounted for based on the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016. As a result of the Conversion, the 7,527,853 shares of Series B outstanding as of immediately prior to the Conversion were converted into an aggregate of 150,556 shares of common stock. From December 31, 2015 to April 7, 2016, the Company had accreted $1,858,000 from additional paid-in capital to Series B shares to adjust the redemption value of the Series B. The December 31, 2017 consolidated balance sheet reflects dividends payable of $38,000 to former holders of the Series B, which are classified as current liabilities.

In connection with the private placement of Series B shares, the Company recorded a liability for an embedded derivative that required bifurcation under the applicable accounting guidance. As a result of the Conversion on April 8, 2016, the Series B preferred stock derivative liability balance was extinguished, with the decrease in fair value from January 1, 2016 through April 8, 2016 of $1.5 million recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations for the year ended December 31, 2016.

Common Stock Issuance Agreement

On April 8, 2016, the Company entered into the Common Stock Issuance Agreement (“CSIA”) with certain former holders of the Company’s Series B (the “Holders”) pursuant to which the Company agreed to issue the Holders an aggregate of 85,346 shares of the Company’s common stock. Pursuant to the CSIA, the Company and the Holders also agreed to amend warrants to purchase 31,519 shares of common stock previously issued to the Holders in June 2013 in order to reduce the exercise price of such warrants from $70.00 per share to $40.50 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021 (the “Warrant Amendments”). As consideration for the shares and the Warrant Amendments, the Holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the Conversion in respect of accrued dividends on their former shares of Series B. The Holders also waived certain registration rights under provisions in the CSIA. The transaction was accounted for based on the difference between the fair value of the consideration transferred, which includes the common stock issued and Warrant Amendments, to the Holders of the preferred stock and the carrying amount of the preferred stock on April 7, 2016.

Under the terms of the CSIA, the Company also agreed to issue a formula-based number of shares of its common stock to the Holders for no additional consideration upon completion of one or more bona fide equity financings in which the Company sells shares of its common stock below a specified price (a “Dilutive Issuance”) in a transaction that occurs prior to the earlier of June 30, 2018 or such time as the Company has raised, following the date of the CSIA, $10.0 million in the aggregate (the “Price Protection Obligations”). In each of June 2016, November 2016 and May 2017, the Company completed offerings of its common stock that constituted Dilutive Issuances under the CSIA. In 2016 the Company issued 75,020 shares under the Price Protection Obligations in connection with the June 2016 financing. Due in part to limitations on the number of shares issuable to the Holders under the rules of the NYSE American, no additional shares of common stock were issued to the holders in connection with the November 2016 and May 2017 offerings prior to June 2017 as discussed below.

On June 27, 2017, the Company and the Holders entered into the CSIA Amendment to, among other things, terminate the Price Protection Obligations. In consideration for the termination for the Price Protection Obligations and a release of claims by the Holders, the Company agreed to (i) issue to the Holders, within five business days of the Amendment, an aggregate of 28,684 shares of its common stock (the “First Issuance”), which, under the rules of the NYSE American, was the maximum number of shares the Company was permitted to issue to the Holders pursuant to the CSIA without further shareholder approval, and (ii) issue to the Holders in a subsequent closing an aggregate 523,210 shares of common stock (the “Second Issuance”), subject to obtaining shareholder approval of the Second Issuance at the Company’s 2017 Annual Meeting of Shareholders and the Company’s receipt of a release of claims from the Holders at the time of the Second Issuance. On September 7, 2017 the Company’s shareholders approved the Second Issuance. The Company received a release of claims from each of the Holders and issued 523,210 shares of common stock on September 19, 2017. The shares were valued at $519,000 as of September 19, 2017 based on the closing price of the Company’s common stock of $0.99 per share at September 19, 2017 multiplied by the 523,210 shares of common stock issued to the Holders. The related charge of $519,000 was included as a component of general and administrative expense in the Company’s consolidated statements of operations for the year ended December 31, 2017.

The terms of the CSIA required the delivery of shares in the event of a future dilutive financing. The Company determined this was a conditional forward contract and recorded a diluted financing derivative liability for potential future dilutive financings. The dilutive financing derivative liability was valued at $126,000 as of December 31, 2016 and the decrease in fair value of $611,000, excluding the $1.5 million adjustment for the fair value of the dilutive shares issuable as a result of the June 2016 offering, was recorded as a component of change in fair value of derivative liabilities in the consolidated statements of operations for the year ended December 31, 2016. The CSIA Amendment removed the condition which required the CSIA to be treated as a derivative liability. Accordingly, the fair value of the shares were marked-to-market through June 29, 2017 at $22,000, and the decrease in fair value of $104,000 was recorded as a component of change in fair value of derivative liabilities in the consolidated statements of operations for the year ended December 31, 2017.

10. Capital Stock and Warrants

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

The Company has classified the warrants as a liability due to certain net cash settlement provisions in the warrant agreement. The derivative liability for the warrants was marked-to-market at $32,000 and $274,000 as of December 31, 2017 and 2016, respectively. The decrease in fair value of $242,000 and $1.5 million was recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively (see Note 4).

Underwritten Public Offering of Common Stock and Warrants

On November 22, 2016, the Company completed an underwritten public offering of 533,500 shares of its common stock and warrants to purchase up to an aggregate of 533,500 shares of common stock. Each share of common stock was sold together with a warrant to purchase one share of common stock at a combined purchase price of $7.50 per unit, for aggregate gross proceeds to the Company of $4.0 million. The warrants originally had an exercise price of $7.50 per share, are exercisable immediately upon issuance and expire five years following the date of issuance. The Company received net proceeds from the offering of approximately $3.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the Company’s April 2017 1-for-10 reverse stock split and a provision in the November 2016 warrants that required reduction of the exercise price following the reverse stock split to the lowest daily volume-weighted average price of the Company’s common stock during the 15 trading days immediately following the reverse stock split, the exercise price of the warrants was adjusted to $1.00 per share. In September 2017, the exercise price of the warrants was further adjusted to $0.57 per share in connection with the issuance of 523,210 shares of the Company’s common stock to the shareholders who were party to the CSIA, pursuant to a provision in the warrant agreements that required reduction of the exercise price following a dilutive issuance of the Company’s common stock. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances and stock combination events as defined in the warrant agreements (see Note 9).

The Company has classified the warrants as a liability primarily because the warrants are not indexed to the Company’s common stock due to an exercise price adjustment provision and the Company may be required to pay the warrant holders cash under certain circumstances. The derivative liability for the warrants was marked-to-market at $260,000 and $2.0 million as of December 31, 2017 and 2016, respectively. The decrease in fair value of $886,000 for the year ended December 31, 2016 and the decrease in fair value of $1.7 million for the year ended December 31, 2017, excluding the fair value of warrants reclassified from a liability to additional paid-in capital upon exercise of warrants, was recorded as a component of change in fair value of derivative liabilities in the Company’s consolidated statement of operations (see Note 4).

Underwritten Public Offering of Common Stock, Pre-funded Warrants and Warrants

On May 10, 2017, the Company completed an underwritten public offering and sold 2,584,085 shares of its common stock and 4,483,334 pre-funded warrants to purchase common stock in lieu of additional shares of common stock, and common warrants to purchase 8,000,000 shares of common stock. All of the pre-funded warrants were exercised during the year ended December 31, 2017. The combined price to the public for each share of common stock and accompanying common warrant was $1.50. The combined price to the public for each pre-funded warrant and accompanying common warrant was $1.49. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $1.50 per share of common stock, and will expire five years from the date of issuance. The Company received net proceeds from the offering of approximately $9.4 million, after deducting $1.2 million in offering costs including the underwriting discount and commissions and other offering expenses payable by the Company. The Company evaluated the pre-funded warrants and common warrants issued in the May 2017 offering and determined that the warrants should be classified as equity instruments.

Warrants

On January 4, 2016, the Company entered into an Asset Purchase Agreement with Novolytics Limited to purchase certain preclinical materials and intangible assets, including patent rights. In consideration for the assets acquired, the Company paid cash consideration of approximately $205,000 and issued warrants to purchase an aggregate of 17,000 shares of the Company’s common stock. During the first quarter of 2016, the Company expensed the total value provided for the acquired assets of $409,000, which included warrants with a fair market value of $204,000, to research and development expense.

During the year ended December 31, 2017, warrants to purchase 226,664 shares of the Company’s common stock, which were issued in connection with the November 2016 financing, were exercised for proceeds to the Company of $130,000. There were no warrants exercised during the year ended December 31, 2016. During the year ended December 31, 2017, warrants to purchase 17,683 shares of the Company’s common stock, originally issued in 2013 and 2015, were forfeited.

At December 31, 2017, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date

19,691	$70.00	February 4 to July 15, 2018
8,640	$82.50	December 23, 2018
8,492	$120.00	December 31, 2018
8,492	$120.00	March 1, 2019
41,872	$107.50	March 16, 2020
31,519	$40.50	March 31, 2021
106,381	$22.50	June 3, 2021
306,831	$0.57	November 22, 2021
8,000,000	$1.50	May 10, 2022
8,531,918

The weighted average exercise price of outstanding warrants to purchase common stock at December 31, 2017 was $2.87 per share.

11. Stock-based Compensation

In June 2016, the Company’s stockholders approved the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s board of directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2017, the number of shares of common stock authorized for future issuance was automatically increased by 82,440 shares. On September 7, 2017, the Company’s stockholders approved an amendment to the 2016 Plan which increased the aggregate number of shares of common stock authorized for issuance by 800,000 shares.

The Company estimates the fair value of stock options with performance and service conditions on the date of grant using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model are presented below:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.27 to 2.36%	1.22 to 1.63%
Expected volatility	117 to 144%	113 to 123%
Expected term (in years)	2.0 to 9.1	6.0
Expected dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. The expected term assumption for stock options granted to parties other than employees or directors is the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Stock options issued to non-employees other than directors are accounted for at their estimated fair values using the Black-Scholes valuation model and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The stock-based compensation expense related to the grant of stock options to non-employees was not significant for the years ended December 31, 2017 and 2016.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2017	2016

Research and development	$171,000	$138,000
General and administrative	529,000	1,857,000
Total stock-based compensation	$700,000	$1,995,000

Stock option transactions during the years ended December 31, 2017 and 2016 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2015	66,964	$86.52	9.29
Granted	26,419	26.48
Forfeited/Cancelled	(18,493)	89.95
Outstanding at December 31, 2016	74,890	64.50	8.65
Granted	1,070,572	1.22
Forfeited/Cancelled	(29,597)	87.87
Outstanding at December 31, 2017	1,115,865	$3.17	8.98	$118,000
Vested and expected to vest at December 31, 2017	830,752	$3.94	8.71	$90,000
Exercisable at December 31, 2017	136,142	$13.18	4.02	$14,000

The aggregate intrinsic value of options at December 31, 2017 is based on the Company’s closing stock price on that date of $1.01 per share. As of December 31, 2017, there was $1.1 million of total unrecognized stock-based compensation expense related to unvested stock options and the weighted average period over which this cost is expected to be recognized is approximately 2.6 years.

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

During the years ended December 31, 2017 and 2016, there were 4,200 and 3,272 common shares issued under the ESPP, respectively. The Company recognized $5,000 and $12,000 in compensation expenses related to the ESPP for the years ended December 31, 2017 and 2016, respectively.

Shares Reserved For Future Issuance

As of December 31, 2017, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,115,865
Employee stock purchase plan	21,016
Available for future grants under the 2016 Plan	4,758
Warrants	8,531,918
Total shares reserved	9,673,557

12. Employee Retirement Plan

The Company sponsors an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company made matching contributions to the 401(k) plan of $12,000 and $0 for the years ended December 31, 2017 and 2016, respectively, and the contributions were recorded to operating expense in the consolidated statements of operations.

13. Related Party

During the year ended December 31, 2017 and 2016, the Company incurred travel reimbursement expenses of $22,000 and $46,000, respectively, payable to Biosciences Managers. Two members of the Company’s board of directors serve as managing directors of Biosciences Managers.

During the year ended December 31, 2017, the Company issued 110,772 shares of common stock to One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”) in connection with the CSIA Amendment (See Note 9). During the year ended December 31, 2016, the Company issued 99,666 shares of common stock to One Funds, 53,000 shares in connection with the CSIA and 46,666 shares in connection with the Company’s November 2016 public offering of common stock and warrants to purchase common stock. Two members of the Company’s board of directors are affiliated with One Funds.

14. Subsequent Event

On January 12, 2018, the Company completed a registered public offering of 4,000,000 shares of its common stock at an offering price of $1.00 per share, for aggregate gross proceeds of $4.0 million. The Company received net proceeds from the offering of approximately $3.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

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

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

In our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016, we reported the following material weakness in our internal control over financial reporting: “We concluded that we did not maintain adequate and effective internal control in the area of complex and non-routine transactions and in the application of Accounting Standards Codification No. 260, “Earnings Per Share,” or ASC 260, as of December 31, 2015 and 2014.”

To remediate the material weakness described above, we took corrective steps in 2016, and completed documentation and implementation of new and revised internal controls over financial reporting processes in the area of complex and non-routine transactions. These improvements included the following:

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

In addition to these remedial actions described above, in 2017 we continued to enhance the design and operating effectiveness of our controls related to complex and non-routine transactions, monitored the operations of our remedial controls and performed testing to determine the operating effectiveness of those controls. After completing testing of the design and operating effectiveness of the new controls, we have concluded that the above identified material weakness has been fully remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except for the remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 14, 2018.

Name	Age	Position(s)

Paul C. Grint, M.D.	60	Chief Executive Officer, Director
Steve R. Martin	57	Chief Financial Officer
Igor P. Bilinsky, Ph.D.	45	Chief Operating Officer

Non-Employee Directors
Jeremy Curnock Cook (2) (3)	68	Chairman of the Board
Louis Drapeau (1) (2) (3)	74	Director
Michael S. Perry, Ph.D. (1) (2) (3)	58	Director
Vijay B. Samant (1)	65	Director
Wendy Johnson	66	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Paul C. Grint, M.D. has served as our Chief Executive Officer since May 2017 and as a member of our board of directors since November 2015. Dr. Grint served on the compensation committee of our board of directors until his appointment as our Chief Executive Officer. From June 2015 to May 2017, Dr. Grint served as the President and Chief Executive Officer and on the board of directors of Regulus Therapeutics Inc., a company focused on the discovery and development of microRNA therapeutics, and served as the Chief Medical Officer of Regulus Therapeutics Inc. from June 2014 to June 2015. From February 2011 to June 2014, Dr. Grint served as the President of Cerexa, Inc., a wholly owned subsidiary of Forest Laboratories, Inc., a pharmaceutical company, where he was responsible for the oversight of anti-infective product development. Before that, Dr. Grint served as Senior Vice President of Research at Forest Research Institute, Inc., the scientific development subsidiary of Forest Laboratories, Inc., from January 2009 to February 2011, and as Chief Medical Officer of Kalypsys, Inc., a biopharmaceutical company, from 2006 to 2008. Dr. Grint also previously served in similar executive level positions at Pfizer Inc., IDEC Pharmaceuticals Corporation, and Schering-Plough Corporation. Dr. Grint currently serves on the board of directors of Amplyx Pharmaceuticals, Inc. and of Synedgen, Inc., and served on the board of directors of Illumina Inc. from April 2005 to May 2013. Dr. Grint received a B.S. in Medical Science from St. Mary’s Hospital in London and his medical degree from St. Bartholomew’s Hospital Medical College at the University of London. The nominating and Corporate Governance Committee and the board of directors believe that Dr. Grint’s significant experience in leading biotechnology and pharmaceutical companies, as well his significant experience in drug development and in the biotechnology industry, qualifies him to serve on our board of directors.

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

Igor P. Bilinsky, Ph.D. has served as our Senior Vice President, Chief Operating Officer, since January 30, 2017. Dr. Bilinsky previously served as Senior Vice President, Research Operations and General Manager, Immuno-Oncology of Ignyta, Inc. from February 2016 to January 2017, and before that served as Ignyta’s General Manager, Immuno-Oncology and Senior Vice President, Special Operations since September 2015. Prior to joining Ignyta, Dr. Bilinsky was Senior Vice President, Corporate Development at Vical Incorporated, a position he held since 2010. Dr. Bilinsky was previously Vice President, Business Development and Special Operations at Halozyme Therapeutics from 2008 to 2010, after joining Halozyme in 2007 as Executive Director, Corporate Development and Special Operations. From 2005 to 2007, Dr. Bilinsky was Chief Executive Officer of Androclus Therapeutics, a privately-held biotechnology company developing novel therapeutics for autoimmune and inflammatory diseases. He joined Androclus in 2004 as Chief Operating Officer. From 1999 to 2004, Dr. Bilinsky served in positions of increasing responsibility as a management consultant, project leader and ultimately as principal in the healthcare practice of the Boston Consulting Group, where he advised companies in the biotechnology, pharmaceutical and life science industries on business strategy, operational performance and mergers and acquisitions. Prior to joining the Boston Consulting Group, Dr. Bilinsky worked in research positions at Symyx Technologies and the Massachusetts Institute of Technology (“MIT”) Lincoln Laboratory. Dr. Bilinsky received his B.S. degree in physics from the Moscow Institute of Physics and Technology and his Ph.D. degree in physics from MIT

Non-Employee Directors

Jeremy Curnock Cook has served as a member of our board of directors since July 1995 and as Chairman of the board of directors since February 1998. From September 2014 to May 2015, he served as our Interim Chief Executive Officer. Mr. Curnock Cook has served as Chairman of International Bioscience Managers Limited, a corporate and investment advisory firm, since 2000, and also currently serves as Managing Director of Bioscience Managers Pty Ltd, a medical sciences fund manager. He also serves as a member of the board of directors of Avita Medical Ltd, a publicly traded (ASX:AVH) medical technology company, Adherium Ltd (ASX:ADR), Rex Bionics Pty Ltd, Smart Matrix Ltd and Sea Dragon Ltd (NZX:SEA) as Alternate Director. From 1987 to 2000, Mr. Curnock Cook was a director of Rothschild Asset Management Limited, a corporate and investment advisory company, and was responsible for the Rothschild Bioscience Unit. Mr. Curnock Cook founded the International Biochemicals Group in 1975, which was sold in 1985 to Royal Dutch Shell, where he served as Managing Director until 1987. Mr. Curnock Cook received an M.A. in natural sciences from Trinity College, Dublin. The nominating and Corporate Governance Committee and the board of directors believe that Mr. Curnock Cook’s significant experience as a board member of multiple biotechnology companies qualifies him to serve on our board of directors.

Louis Drapeau has served as a member of our board of directors since March 2011. Since October 2007 through February 2016, Mr. Drapeau has served in various management positions of InSite Vision, a traded ophthalmology drug development company that was acquired in October 2015, including Vice President and Chief Financial Officer and Chief Executive Officer from November 2008 to December 2010. Prior to InSite Vision, he served as Chief Financial Officer, Senior Vice President, Finance, at Nektar Therapeutics, a biopharmaceutical company, from January 2006 to August 2007. Prior to Nektar, he served as Acting Chief Executive Officer from August 2004 to May 2005 and as Senior Vice President and Chief Financial Officer from August 2002 to August 2005 for BioMarin Pharmaceutical Inc. Previously, Mr. Drapeau spent 30 years at Arthur Andersen, including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, which included 12 years as Managing Partner. From February 2007 until April 2017, Mr. Drapeau served as a member of the board of Bio-Rad Laboratories, Inc., a publicly traded pharmaceutical company. Mr. Drapeau currently serves on the board of directors of Avita Medical Ltd, a publicly traded (ASX:AVH) medical technology company, Mr. Drapeau received a B.S. in mechanical engineering and an M.B.A. from Stanford University. The nominating and corporate governance committee and the board of directors believe that Mr. Drapeau’s experience with respect to accounting and financial matters qualifies him to serve on our board of directors.

Michael S. Perry, D.V.M., Ph.D. has served as a member of our board of directors since November 2005. Since June 2017 Dr. Perry has served as the Chief Executive Officer of Avita Medical Ltd, a publicly traded (ASX:AVH) medical technology company, and has been a member of the board of directors of Avita Medical since February 2013. Since April of 2017 he has also served as a Managing Director of Bioscience Managers Pty Ltd., a medical sciences fund manager. From January 2016 to April 2017, Dr. Perry served as Senior Vice President and Chief Scientific Officer of Global Business Development and Licensing for Novartis AG. From September 2014 to January 2016 he served as Chief Scientific Officer for the Cell and Gene Therapy Unit of Novartis Pharmaceuticals Corporation and from October 2012 to September 2014, he served as Global Head of Stem Cell Therapy and Vice President of the Integrated Hospital Care Franchise for Novartis Pharmaceuticals Corporation. Prior to rejoining Novartis in October 2012, he was a Venture Partner with Bay City Capital, LLC, a venture capital firm, from 2005 to September 2012. While serving in this capacity, he concurrently served as President and Chief Medical Officer at Poniard Pharmaceuticals, Inc. (2009 to 2011), a publicly held drug development company, and from 2005 to 2009 Dr. Perry also served as Chief Development Officer of VIA Pharmaceuticals, Inc., a publicly held biotechnology company.  Dr. Perry served as Chairman and Chief Executive Officer of Extropy Pharmaceuticals, Inc., a privately held pediatric specialty pharmaceutical company, from 2003 to 2005. From 2002 to 2003, he served as President and Chief Executive Officer of Pharsight Corporation, a publicly held software and consulting services firm. From 2000 to 2002, he served as Global Head of Research and Development for Baxter Healthcare’s BioScience Division (now Baxalta). From 1997 to 2000, Dr. Perry served as President and Chief Executive Officer of SyStemix Inc. and Genetic Therapy Inc., both wholly-owned subsidiaries of Novartis Pharma. He served as Vice President of Regulatory Affairs for Novartis from 1994 to 1997. Prior to 1994, Dr. Perry held various management positions with Syntex Corporation (now Roche), Schering-Plough Corporation (now Merck) and BioResearch Laboratories, Inc.  Dr. Perry received a Doctor of Veterinary Medicine (DVM), a Ph.D. in Biomedical Science-pharmacology specialty and an Honours B.Sc. in physics from the University of Guelph in Ontario, Canada. He is also a graduate of the Harvard Business School International Management Program. Dr. Perry has served as Adjunct Professor since November 2013 at the Gates Center for Regenerative Medicine at the University of Colorado School of Medicine, Anschutz Medical Campus and since 2014, he has served as Chair of the Translational Medicine External Advisory Board for the Houston Methodist Research Institute.  He has served as a member of the board of directors of Arrowhead Pharmaceuticals since December 2011 and on the board of Gamida Cell Ltd. since May 2017. The nominating and corporate governance Committee and the board of directors believe that Dr. Perry’s substantial scientific and medical knowledge, investing experience, and operational and executive experience in the biotechnology and pharmaceutical industries qualifies him to serve on our board of directors

Vijay B. Samant has served as a member of our board of directors since November 2015. Since November 2000, Mr. Samant has served as President and Chief Executive Officer of Vical, Inc., a developer of biopharmaceutical products for the prevention and treatment of chronic life-threatening infectious diseases. Prior to joining Vical, he had 23 years of diverse U.S. and international sales, marketing, operations, and business development experience with Merck. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. Mr. Samant holds a master’s degree in management studies from the Sloan School of Management at the Massachusetts Institute of Technology, a master’s degree in chemical engineering from Columbia University, and a bachelor’s degree in chemical engineering from the University of Bombay, University Department of Chemical Technology. Mr. Samant has been a member of the board of directors of Vical since 2000, and was a member of the board of directors of Raptor Pharmaceutical Corporation from 2011 to 2014, and was a member of the board of directors for BioMarin Pharmaceutical Inc. from 2002 to 2004. Mr. Samant was a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010, a member of the Board of Trustees for the National Foundation for Infectious Diseases from 2003 to 2012, and a member of the Board of Trustees for the International Vaccine Institute in Seoul, Korea from 2008 to 2012. The nominating and corporate governance committee and the board of directors believe that Mr. Samant’s significant experience leading biopharmaceutical product development companies, as well his significant sales, marketing, operations, and business development expertise within the biotechnology and pharmaceutical industries, qualifies him to serve on our board of directors.

Wendy S. Johnson has served as a member of our board of directors since May 2014. In addition, Ms. Johnson served as our Interim Chief Operating Officer from September 2014 to January 2017. In January 2018, Ms. Johnson joined Reneo Pharmaceuticals, Inc. as Chief Operating Officer.  From 2005 to January 2014, Ms. Johnson served as a venture partner at ProQuest Investments, a venture capital firm. From 2006 to January 2014, Ms. Johnson served as the President and Chief Executive Officer of Aires Pharmaceuticals, a ProQuest portfolio company. Prior to joining ProQuest, she served as Senior Vice President, Corporate Development, at Salmedix Inc., and she held senior business and corporate development positions at WomenFirst Healthcare, Prizm Pharmaceuticals (Selective Genetics Inc.), Cytel Corp., Synbiotics Corp., and Murex Corp. (Cambridge U.K.). Additionally, Ms. Johnson served as Assistant Director with the Center for Devices and Radiological Health at the U.S. Food and Drug Administration. Ms. Johnson received an M.B.A. from Loyola University, an M.S. in clinical microbiology from the Hahnemann Medical School and a B.S. in microbiology from the University of Maryland. The nominating and corporate governance committee and the board of directors believe that Ms. Johnson’s significant experience in pharmaceutical drug development and business development, as well her strong background in microbiology, qualifies her to serve on our board of directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and on an ad hoc basis as required.

Under the listing requirements and rules of the NYSE American for smaller reporting companies transferring from other markets, independent directors must compose at least 50% of a listed company’s board of directors within a one-year period following such company’s initial listing with the NYSE American.

In February 2018, our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. As a result of this review, our board of directors determined that Jeremy Curnock Cook, Louis Drapeau, Michael Perry and Vijay Samant qualify as “independent” directors within the meaning of the NYSE American rules. Our board of directors also concluded that Dr. Grint and Ms. Johnson were not at such time “independent” directors within the meaning of the NYSE American rules given Dr. Grint’s position as our Chief Executive Officer and Ms. Johnson’s recent position as acting Chief Operating Officer and then as a consultant.

As required under applicable NYSE American rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

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

Board Leadership Structure

Our board of directors has a chairman, Jeremy Curnock Cook, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors. We have a separate chair for each committee of our board of directors. As a general policy, our board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Dr. Grint serves as our Chief Executive Officer while Mr. Cook serves as our Chairman of the board of directors but is not an officer. We expect and intend the positions of Chairman of the board of directors and Chief Executive Officer to continue to be held by separate individuals in the future.

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

Audit Committee

Our audit committee consists of Louis Drapeau, Michael S. Perry and Vijay Samant. Our board of directors has determined that each of the members of our audit committee satisfies the NYSE American listing requirements and SEC independence requirements. Mr. Drapeau serves as the chair of our audit committee. The functions of this committee include, among other things:

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

Compensation Committee

Our compensation committee consists of Jeremy Curnock Cook, Louis Drapeau and Michael S. Perry. Dr. Perry serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the NYSE American listing independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the compensation and other terms of employment of our executive officers;
•	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•	reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
•	evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
•	reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•	establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;
•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•	administering our equity incentive plans;
•	establishing policies with respect to equity compensation arrangements;
•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers;
•	reviewing the adequacy of its charter on a periodic basis;
•	reviewing with management and approving our disclosures, if any, under the caption “Compensation Discussion and Analysis” and related tables in our periodic reports or proxy statements to be filed with the SEC;
•	preparing the report that the SEC requires in our annual proxy statement; and
•	reviewing and assessing on an annual basis its own performance.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jeremy Curnock Cook, Louis Drapeau and Michael S. Perry. Our board of directors has determined that each of the members of this committee satisfies the NYSE American listing independence requirements. Mr. Curnock Cook serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

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

We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE American listing requirements. We intend to comply with future requirements to the extent they become applicable to us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Our executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2017, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements, except for the following:

We issued shares of our common stock to One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II, or One Funds, and amended the terms of certain warrants held by One Funds, pursuant to the provisions of the CSIA and the subsequent amendment to the CSIA, as described in more detail in this Annual Report under Item 13—Certain Relationships and Related Transactions, and Director Independence—Common Stock Issuance Agreement. In addition, on November 22, 2016, One Funds acquired 46,666 shares of our common and warrants exercisable for 46,666 shares of our common stock, at a combined purchase price of $7.50 per share, in our underwritten public offering. In September 2017, the exercise price of these warrants, as well as all other outstanding warrants issued pursuant to our November 2016 public offering, was automatically reduced to $0.5749 in accordance with the terms of the warrants. Jeremey Curnock Cook, the Chairman of our board of directors, was and is affiliated with One Funds as described in greater detail under Item 13 of this Annual Report, such that he is deemed to beneficially own the shares and warrants held by One Funds. Mr. Cook has not filed a report under Section 16(a) of the Exchange Act to reflect the foregoing transactions or his beneficial ownership of the shares and warrants held by One Funds. In April 2017, Dr. Michael Perry, one of our directors, became affiliated with One Funds as described in greater detail under Item 13 of this Annual Report, such that he may be deemed to beneficially own the shares and warrants held by One Funds. Dr. Perry has not filed a report under Section 16(a) of the Exchange Act reflecting his beneficial ownership of the shares and warrants held by One Funds.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.ampliphibio.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2017, which consist of all individuals who served as our principal executive officer during 2017 and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2017 are:

•	Dr. Paul Grint, our Chief Executive Officer effective June 1, 2017;
•	Steve Martin, our Chief Financial Officer;
•	Dr. Igor Bilinsky, our Chief Operating Officer;
•	M. Scott Salka, our former Chief Executive Officer during 2017 through May 31, 2017

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to our named executive officers, including our former Chief Executive Officer, for the year ended December 31, 2017.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)		Total ($)

Dr. Paul Grint	2017	277,083	-	154,163	50,000	18,750	(4)	499,996
Chief Executive Officer (2)	2016	-	-	-	-	45,000	(4)	45,000

Steve Martin,	2017	320,000	-	154,072	173,409	-		647,481
Senior VP and Chief Financial Officer	2016	306,667	-	239,801	67,200	1,341		615,009

Dr. Igor Bilinsky,	2017	323,525	-	201,173	183,805	-		708,503
Senior VP and Chief Operating Officer

Michael Scott Salka,	2017	227,769	-	84,693	144,051	247,917	(5)	704,430
former Chief Executive Officer (3)	2016	425,000	-	-	102,000	988		527,988

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2017 and 2016 (if any) computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 11 to the consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2) (3) (4)

Dr. Grint commenced employment with us as Chief Executive Officer in June 2017.

Mr. Salka terminated employment with us as Chief Executive Officer in May 2017.

Represents board of directors service retainers paid to Dr. Grint for board services provided prior to his commencement of employment.

(5)	Represents salary continuation severance benefits paid to Mr. Salka.

Base Salary

The base salaries of our named executive officers, as applicable, is generally determined and approved by our board of directors, based on the recommendation of the compensation committee.

Dr. Grint’s annual base salary for 2017 was $475,000.

Mr. Martin’s annual base salary for 2017 and 2016 was $320,000.

Dr. Bilinsky’s annual base salary for 2017 was $350,000.

Mr. Salka’s annual base salary for 2017 and 2016 was $425,000.

Annual Bonus

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

The board of directors and/or compensation committee generally will consider each executive officer’s individual contributions towards reaching our corporate goals and may also establish specific individual goals for our executive officers as it determines appropriate. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary based on corporate and individual performance, as applicable. Under the terms of his offer letter agreement described below, Dr. Grint is eligible to receive an annual performance-based bonus for 2017 equal to, at target, 50% of his annual salary based on our achievement of certain performance goals. Mr. Martin is eligible to receive an annual performance-based bonus for 2017 equal to, at target, 35% of his annual salary based on our achievement of certain performance goals. Dr. Bilinsky is eligible to receive an annual performance-based bonus for 2017 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals.

Annual performance bonus amounts for 2016 and 2017 were based entirely on corporate goals relating to capital raising, management of operating costs, our clinical trial and manufacturing progress, and certain organizational achievements. In January 2018, the compensation committee reviewed the corporate performance goals for Dr. Grint, Mr. Martin and Dr. Bilinsky and also considered other external factors impacting the valuation of the Company. Based on the evaluation of the overall 2017 results by the compensation committee and considering the period of services provided in 2017, the compensation committee awarded the following cash bonus awards. Dr. Grint $50,000, Dr. Bilinsky $65,000 and Mr. Martin $65.000.

2017 Financing Bonus

On April 1, 2017 we amended our offer letter agreements with Mr. Martin, Dr. Blinsky and Mr. Salka in order to provide us with additional near-term operating flexibility by the executives waiving certain severance benefit rights in exchange for stock options and eligibility to receive cash bonuses upon successful completion of near-term financings.

Each of the offer letter amendments provided for a waiver by the applicable named executive officer of the severance benefits such executive would have otherwise been entitled to in connection with a qualifying termination of employment in the event such termination occurred in connection with a wind-down event at any time before the earlier of (i) January 1, 2018 and (ii) such time as the board of directors had determined that our cash and cash equivalents were sufficient to fund (A) our operations for at least the 12 months following such determination and (B) all our potential liabilities under all then-outstanding obligations related to accrued salaries and wages, and potential severance benefit payment obligations.

In consideration for the applicable named executive officers’ waiver of the severance benefits rights described above, on April 1, 2017 we granted stock options to these individuals under our 2016 Equity Incentive Plan, or 2016 Plan. Such stock options have a four-year term for exercise from the date of grant, were fully-vested upon grant, and were for the following number of shares: Dr. Bilinsky 176,411 shares, Mr. Martin 161,290 share, and Mr. Salka 214,214 shares.

As further consideration for the severance benefit right waivers, under the terms of the offer letter amendments each of Mr. Martin, Dr. Bilinsky and Mr. Salka was eligible to receive the following bonus payments in connection with the following capital raising milestones if such milestones occurred during their employment with us: (A) if we raised, after April 1, 2017 and on or before May 31, 2017, at least $4,000,000 in aggregate gross proceeds from the sale of our equity securities in one or more financing transactions, the executives would be entitled to receive a lump-sum cash bonus payment in an amount equal to (x) in the case of Mr. Salka, 38.8%, in the case of Dr. Bilinsky, 32%, and in the case of Mr. Martin, 29.2%, multiplied by (y) 3.5% multiplied by (z) the gross proceeds raised by us from such financing transaction(s); and (B) if we raised, after April 1, 2017 and on or before December 31, 2017, at least $10,000,000 in aggregate gross proceeds from the sale of our equity securities in one or more financing transactions, the executives would be entitled to receive a lump-sum cash bonus payment in an amount equal to (x) in the case of Mr. Salka, 38.8%, in the case of Dr. Bilinsky, 32%, and in the case of Mr. Martin, 29.2%, multiplied by (y) 2% multiplied by (z) the gross proceeds raised by us from such financing transaction(s).

In 2017, we raised $10.6 million in gross proceeds from the sale of our equity securities through our May 2017 public offering. As a result, our board of directors approved the payment of lump-sum cash bonuses to Mr. Martin, Dr. Bilinsky and Mr. Salka in the amounts of $108,409, $118,805 and $144,051, respectively.

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

Dr. Grint. In June 2017, we entered into an offer letter agreement with Dr. Grint, our Chief Executive Officer. Dr. Grint’s employment under the agreement is at will and may be terminated by us or Dr. Grint at any time. Under the terms of the agreement, Dr. Grint is entitled to receive an initial annual base salary of $475,000, an annual target performance bonus of 50% of his annual salary based on our achievement of certain performance objectives and options to purchase 475,189 shares our common stock, which were granted in September 2017.

Mr. Martin. In January 2016, we entered into an offer letter agreement with Mr. Martin, our Senior Vice President and Chief Financial Officer. Mr. Martin’s employment under the agreement is at will and may be terminated by us or Mr. Martin at any time. Under the terms of the agreement, Mr. Martin is entitled to receive an initial annual base salary of $320,000, an annual target performance bonus of 35% of his annual salary based on our achievement of certain performance objectives and an option to purchase a number of shares of our common stock equal to 1% of the number of shares of common stock outstanding on a fully-diluted basis, which was granted in January 2016.

Dr. Bilinsky. In January 2017, we entered into an offer letter agreement with Dr. Bilinsky, our Senior Vice President and Chief Operating Officer. Dr. Bilinsky’s employment under the agreement is at will and may be terminated by us or Dr. Bilinsky at any time. Under the terms of the agreement, Dr. Bilinsky is entitled to receive an initial annual base salary of $350,000, an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives, an option to purchase a number of shares of our common stock equal to 1.5% of the number of shares of common stock outstanding on a fully-diluted basis, which was granted in January 2017, and an additional option to purchase a number of shares of our common stock equal to 1% of the number of shares of common stock outstanding on a fully-diluted basis following the completion of the first financing transaction following the start of employment. The financing transaction was completed in May 2017, at which time the additional stock option was granted.

Mr. Salka. On May 31, 2017, Mr. Salka resigned as our Chief Executive Officer and as a member of our board of directors. In connection with Mr. Salka’s resignation as our Chief Executive Officer, we entered into a separation and consulting agreement with Mr. Salka (the “Separation Agreement”). Pursuant to the Consulting Agreement and in exchange for our receipt of an effective release and waiver of claims from Mr. Salka, we agreed to provide Mr. Salka with the following: (i) continued payment of his base salary in effect as of May 31, 2017 for 12 months following his resignation (the “Severance Period”); (ii) payment of COBRA premiums on his behalf, through the earliest of the following: (a) the duration of the Severance Period; (b) the date upon which he becomes eligible for health insurance pursuant to another employer-sponsored group health insurance plan; or (c) the date upon which he becomes ineligible for continued coverage under COBRA; and (iii) a stock option under the 2016 Plan, exercisable for 50,000 shares of our common stock at an exercise price equal to the fair market value on the date of grant, which will vest, subject to certain terms and conditions, at the end of the consulting period described below, and may be exercised for a period of three years following the end of such consulting period. Pursuant to the Separation Agreement, Mr. Salka agreed to provide transition and consulting services to us for a period of up to 90 days following May 31, 2017.

Potential Payments and Benefits upon Termination or Change in Control

Dr. Grint, Dr. Bilinsky and Mr. Martin. Under the terms of the offer letter agreements for each of our three current named executive officers, each named executive officer is entitled to receive 12 months of continued base salary if their employment with us is terminated without cause or if the executive resigns for good reason, and additionally, if such termination or resignation occurs in connection with a change in control, full acceleration of the individuals equity awards, provided that in either case the person provides us with an effective release of claims.

All of our named executive officers hold stock options under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of stock option agreements. A description of the termination and change in control provisions in such equity incentive plans and stock options granted thereunder is provided below under “—Equity Benefit Plans” and the specific vesting terms of each named executive officer’s stock options are described below under “—Outstanding Equity Awards at Fiscal Year End.”

Grants of Plan-Based Awards in Fiscal Year End

The following table sets forth certain information with respect to stock option awards granted to our named executive officers, including our former Chief Executive Officer, for the year ended December 31, 2017.

		Option Awards:
		Number of	Exercise Price	Grant Date
		Securities	Per Share	Fair Value
	Grant	Underlying	of Option	of Option
Name	Date	Options (#)	Awards ($) (1)	Awards ($) (2)
Dr. Grint	9/7/2017	285,113	0.91	-
	9/7/2017	190,076	0.91	154,163
Mr. Martin	4/1/2017	16,128	4.30	41,335
	9/7/2017	139,000	0.91	112,737
Dr. Bilinsky	1/30/2017	24,732	4.60	98,099
	4/1/2017	17,641	4.30	45,212
	5/30/2017	87,161	0.74	57,862
Mr. Salka	4/1/2017	21,421	4.30	54,900
	6/7/2017	50,000	0.73	29,793

(1)	In accordance with the terms of our 2016 Equity Incentive Plan, the exercise price of each stock option granted was set at the market closing price of our common stock on the date of grant.

(2)	In accordance with SEC rules, this column represents the grant date fair value of the option awards computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 11 to the consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2017.

					Equity Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Unearned		Exercise	Expiration
Name	Exercisable		Unexercisable		Options (#)		Price ($)	Date
Dr. Grint	848	(1)	772	(1)	-		56.50	11/5/2025
	-		-		285,113	(2)	0.91	9/6/2027
	-		190,076	(1)	-		0.91	9/6/2027
	848		190,848
Mr. Martin	4,791	(1)	5,200	(1)	-		28.50	1/18/2026
	16,128	(3)	-		-		4.30	3/31/2021
	-		139,000	(1)	-		0.91	9/6/2027
	20,919		144,200
Dr. Bilinsky	-		24,732	(1)	-		4.60	1/30/2027
	17,641	(3)	-		-		4.30	3/31/2021
	-		87,161	(1)	-		0.74	5/30/2027
	17,641		111,893
Mr. Salka	21,421	(3)	-		-		4.30	3/31/2021
	50,000	(4)	-		-		0.73	8/29/2020
	71,421		-

(1)	Twenty-five percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next three years, subject to continued service with us.
(2)	The shares underlying this option will vest upon achievement of certain performance criteria.
(3)	One hundred percent of the shares vested upon grant date of April 1, 2017.
(4)	One hundred percent of the shares vested 90 days after the grant date of June 7, 2017.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2016 Plan and 2013 Stock Incentive Plan, the terms of which are described below under “—Equity Benefit Plans”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2017.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-Qualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined contribution plans or other non-qualified compensation plans sponsored by us.

Equity Benefit Plans

2016 Equity Incentive Plan

The 2016 Plan, was approved by our board of directors in April 2016 and subsequently approved by our stockholders in June 2016. The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s board of directors to its employees, including officers, non-employee directors and consultants who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. On January 1, 2017, and January 1, 2018 pursuant to the terms of the 2016 Plan, the number of shares available for issuance under the 2016 Plan automatically increased by 82,440 and 474,946 shares, respectively. On September 7, 2017, the stockholders approved an amendment to the 2016 Plan which increased the aggregate number of shares of common stock authorized for issuance by 800,000 shares.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, or the 2013 Plan, was first approved by our board of directors in December 2013 and approved by our stockholders in February 2014, and subsequently amended by our board of directors and stockholders effective in August 2015. Following the adoption of the 2016 Plan, no further awards have been or will be granted under the 2013 Plan, and all awards granted under the 2013 Plan that are repurchased, forfeited, expire or are cancelled become available for grant under the 2016 Plan in accordance with its terms. However, all stock options granted under the 2013 Plan continue to be governed by the terms of the 2013 Plan. The terms of the stock options granted under the 2013 Plan, including vesting requirements, were determined by our board of directors, subject to the provisions of the 2013 Plan. Options granted under the 2013 Plan generally vest over four years and are exercisable after they have been granted and up to ten years from the date of grant. The exercise price of the incentive stock options must equal at least 100% of the fair market value of our common stock on the date of grant.

Under the terms of the 2013 Plan, upon the effectiveness of a corporate transaction (as such term is defined in the 2013 Plan), all awards granted under the 2013 Plan will terminate unless affirmed by us or assumed by the successor entity. Our board of directors may amend the terms of any outstanding award granted under the 2013 Plan, including to provide for acceleration of vesting, but no such action may adversely affect the holder’s rights under an outstanding award without the holder’s consent.

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with our 2016 Annual Meeting of Shareholders in May 2016. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Our board of directors has delegated its authority to administer the ESPP to our compensation committee. Under the ESPP, all of our regular employees (including our Named Executive Officers) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our compensation committee, shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase. As of December 31, 2017, there were 21,016 shares available for future issuance under the ESPP. On January 1, 2018, pursuant to the terms of the ESPP, the number of shares available for issuance under the ESPP automatically increased by 94,989 shares.

Non-Employee Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2017 to our non-employee directors, other than Dr. Grint whose 2017 compensation is set forth above under “Executive Compensation” above.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($)(1)	Compensation ($)	Total ($)
Jeremy Curnock Cook (2)	70,000	8,673	-	78,673
Louis Drapeau (3)	61,000	8,673	-	69,673
Michael S. Perry, Ph.D. (4)	59,000	8,673	-	67,673
Vijay Samant (5)	46,000	8,673	-	54,673
Wendy S. Johnson (6)	40,000	8,673	-	48,673

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2017 and 2016 (if any) computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 11 in the Notes to the Consolidated Financial Statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	As of December 31, 2017, Mr. Cook held stock options for an aggregate of 15,810 shares, of which 3,463 shares were vested and exercisable.
(3)	As of December 31, 2017, Mr. Drapeau held stock options for an aggregate of 12,520 shares, of which 630 shares were vested and exercisable.
(4)	As of December 31, 2017, Dr. Perry held stock options for an aggregate of 12,640 shares, of which 850 shares were vested and exercisable.
(5)	As of December 31, 2017, Mr. Samant held stock options for an aggregate of 12,520 shares, of which 848 shares were vested and exercisable.
(6)	As of December 31, 2017, Ms. Johnson held stock options for an aggregate of 17,516 shares, of which 5,386 shares were vested and exercisable.

In September 2015, the board of directors approved a revised compensation structure for our non-employee directors. In 2017, the chairman of the Board received an annual cash retainer of $60,000 and each other non-employee director received an annual cash retainer of $40,000. For the audit committee, the committee chair received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $6,000. For the compensation committee, the committee chair received an additional annual cash retainer of $10,000 and each member received an additional annual cash retainer of $5,000. For the nominating and corporate governance committee, the committee chair received an additional annual cash retainer of $5,000 and each member received an additional annual cash retainer of $3,000.

During 2017, Dr. Grint served on our board of directors both before and following his appointment to the role of Chief Executive Officer. Dr. Grint received compensation totaling $18,750 for his services as a non-employee director and committee member from January 1 through May 31, 2017. In June 2017, Dr. Grint assumed the role of Chief Executive Officer. Once he became an employee, Dr. Grint’s compensation became governed solely by the terms of his employment offer letter agreement described above and he did not receive additional cash or equity compensation for serving on our board of directors. All of Dr. Grint’s 2017 compensation, including the compensation he received while serving as a non-employee director prior to becoming our Chief Executive Officer, is reflected in the Summary Compensation Table above.

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

The percentage ownership information in the table below is based on 13,695,824 shares of common stock outstanding as of January 31, 2018.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 1, 2018, which is 60 days after January 31, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o AmpliPhi Biosciences Corporation, 3579 Valley Centre Drive, Suite 100, San Diego, California 92130.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Shareholders
Empery Asset Management, LP (1) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	1,149,449	8.3%
Directors and Named Executive Officers
Paul C. Grint, M.D. (2)	950	*
Jeremy Curnock Cook (3)	290,170	2.1%
Louis Drapeau (4)	1,669	*
Michael S. Perry, Ph.D. (5)	287,197	2.1%
Vijay B. Samant (6)	950	*
Wendy S. Johnson (7)	5,525	*
Steve R. Martin (8)	21,919	*
Igor P. Bilinsky, Ph.D. (9)	24,857	*
M. Scott Salka (10)	71,421	*
All current executive officers and directors as a group (8 persons) (11)	347,159	2.5%

*	Represents beneficial ownership of less than 1%.

(1)	Consists of 1,000,000 shares of common stock and warrants exercisable for 149,449 shares of common stock.
(2)	Consists of 950 shares of common stock that Dr. Grint has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(3)	Consists of (a) 330 shares of common stock, (b) 229,285 shares referenced held by One Fund Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”), an entity with which Mr. Cook is affiliated, and warrants exercisable for 56,793 shares of common stock, and (c) 3,762 shares of common stock that Mr. Cook has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(4)	Consists of 1,000 shares of common stock and 669 shares of common stock that Mr. Drapeau has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(5)	Consists of (a) 230 shares of common stock, (b) 229,285 shares referenced held by One Funds, an entity with which Dr. Perry is affiliated, and warrants exercisable for 56,793 shares of common stock, and (c) 889 shares of common stock that Dr. Perry has the right to acquire from us within 60 days of June 30, 2017, pursuant to the exercise of stock options.
(6)	Consists of 950 shares of common stock that Mr. Samant has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(7)	Consists of 100 shares of common stock and 5,425 shares of common stock that Ms. Johnson has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(8)	Consists of 376 shares of common stock and 21,543 shares of common stock that Mr. Martin has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(9)	Consists of 24,857 shares of common stock that Dr. Bilinsky has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options.
(10)	Consists of 71,421 shares of common stock that Mr. Salka has the right to acquire from us within 60 days of January 31, 2018, pursuant to the exercise of stock options. In May 2017, Mr. Salka resigned as our Chief Executive Officer and as a member of our board of directors.

(11)	Includes the shares described in footnotes (2) through (9) above (without duplication of the shares and warrants held by One Funds, an entity with which both Mr. Cook and Dr. Perry are affiliated).

Equity Compensation Plan Information

In March 2009, our board of directors and stockholders adopted our 2009 Stock Incentive Plan, or the 2009 Plan. There are no shares of common stock remaining for future awards under the 2009 Plan.

In October 2012, our board of directors approved and adopted our 2012 Stock Incentive Plan, or the 2012 Plan. There are no shares of common stock remaining for future awards under the 2012 Plan.

In December 2013, our board of directors adopted the 2013 Stock Incentive Plan, or the 2013 Plan. Our stockholders approved the 2013 Plan in February 2014 and an amendment to the plan in August 2015. The 2013 Plan replaced the 2012 Plan. There are no shares of common stock remaining for future awards under the 2013 Plan.

In April 2016, our board of directors adopted our 2016 Equity Incentive Plan, or the 2016 Plan. The 2016 Plan was approved by our stockholders in June 2016. With the approval of the 2016 Plan, the remaining unallocated shares under the 2013 Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. On January 1, 2017, the number of shares of common stock authorized for future issuance was automatically increased by 82,440 shares. On September 7, 2017, our stockholders approved an amendment to the 2016 Plan which increased the aggregate number of shares of common stock authorized for issuance by 800,000 shares.

The following table provides information as of December 31, 2017 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,111,655	$2.80	4,758
Equity compensation plans not approved by security holders (2)	4,210	$100.00	0
Total	1,115,865	$3.17	4,758

(1)	The 2009 Plan, 2013 Plan and 2016 Plan.
(2)	The 2012 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2016 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the sections above entitled “Executive Compensation” and “Non-Employee Director Compensation.”

Exclusive Channel Collaboration

Pursuant to that certain Exclusive Channel Collaboration Agreement, or ECC Agreement, dated as of March 29, 2013, with Intrexon Corporation, we agreed to pay Intrexon Corporation royalties as a percentage in the upper-single digits of the net product sales of a product developed under the collaboration, and up to $7.5 million in aggregate milestone payments for each product developed. Intrexon Corporation owned more than 5% of our common stock at the time of the transaction. On April 13, 2016, we provided written notice to Intrexon Corporation of our election to voluntarily terminate the ECC Agreement. The effective date of termination was July 12, 2016.

Common Stock Issuance Agreement

On April 8, 2016, we entered into a Common Stock Issuance Agreement, or CSIA, with certain former holders of our Series B convertible preferred stock, including Pendinas Limited (which owned more than 5% of our common stock on the date of the CSIA) and One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II, or One Funds. One Funds is also known as Phillip Asset Management Limited as Trustee for Asia Pacific Healthcare Fund II, or Phillip Asset Management. Jeremy Curnock Cook, our then-interim Chief Executive Officer and the current Chairman of our board of directors, is a Managing Director of and holds an ownership interest in Bioscience Managers Pty Ltd., and as of April 2017, Dr. Michael Perry, one of our directors, is also a Managing Director of Bioscience Managers Pty Ltd. Phillip Asset Management Limited is 100% owned by Phillip Capital Holdings Ltd., an Australian stockbroker. Phillip Asset Management holds all shares in its capacity as trustee for Bioscience Managers Pty Ltd.

Pursuant to the CSIA, we issued shares of our common stock to such holders, and amended certain warrants to purchase common stock issued to such holders in the private placement of Series B convertible preferred stock in June 2013 and/or July 2013, in order to reduce the exercise price of such warrants from $70.00 per share to $40.50 per share and extend the expiration date thereof from June 26, 2018 to March 31, 2021. As consideration for the transactions described above, such holders waived their right to receive approximately $2.2 million in aggregate cash payments to which they were entitled upon the conversion of all outstanding shares of Series B convertible preferred stock into shares of common stock on April 8, 2016, in respect of accrued dividends on their former shares of Series B convertible preferred stock. Such holders also waived their registration rights with respect to certain future registration statements that may be filed, and certain future public offerings that may be conducted, by us.

The table below summarizes the shares issued to Pendinas Limited and One Funds and the accrued dividends waived by such parties:

Related Person	Shares Issued	Accrued Dividends Waived
Pendinas Limited	58,455	$1,504,433
One Funds	17,129	$440,859

The CSIA also contained price protection obligations that required us to issue a formula-based number of shares of our common stock to the holders for no additional consideration upon the completion of certain dilutive financings within a defined period.

In connection with the registered direct public offering that we completed in June 2016, on June 21, 2016 we issued 51,383 and 15,057 shares of common stock to Pendinas Limited and One Funds, respectively, for no additional consideration. Pendinas Limited ceased to be a “related person” following the completion of our May 2017 public offering.

On June 27, 2017, we entered into an amendment to the CSIA, or the Amendment, to, among other things, terminate the price protection obligations contained in the CSIA. In consideration for the termination of such price protection obligations and a release of claims by the stockholders party to the CSIA, on June 29, 2017 we issued an aggregate of 28,684 shares of common stock to the stockholders party to the Amendment, including 5,757 shares to One Funds. Pursuant to the Amendment and following receipt of stockholder approval at our 2017 Annual Meeting of Shareholders, on September 19, 2017 we issued to One Funds an additional 105,015 shares of common stock.

Settlement Agreement

On November 12, 2016, we entered into a settlement agreement with NRM VII Holdings I, LLC, or NRM, to settle a complaint filed by NRM in April 2016 against us and the members of our board of directors in the Superior Court of California, County of San Diego, alleging that we breached the implied covenant of good faith and fair dealing by entering into an alleged scheme to force NRM to convert its shares of Series B convertible preferred stock into shares of our common stock. The complaint further alleged that the members of our board of directors who were named as defendants breached their fiduciary duty of good faith and loyalty owed to NRM, as one of our stockholders, by participating in this alleged scheme. Pursuant to the settlement agreement, NRM dismissed the allegation with prejudice upon receipt of a cash payment of $2.0 million, which was paid to NRM by our insurance carrier in 2016. The settlement agreement contains mutual releases covering all claims that we or our affiliates, or NRM or its affiliates, have or may have against the other party or such other party’s affiliates in connection with the allegation or otherwise as of the date of the settlement agreement.

Upon the automatic conversion of NRM’s shares of our Series B convertible preferred stock into shares of our common stock on April 8, 2016, we became obligated to pay NRM accrued dividends in the amount of approximately $914,000. Upon NRM’s receipt of the $2.0 million settlement payment described above, our accrued dividends payment obligation to NRM was extinguished.

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

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000 (or such lower threshold as may be applicable to us from time to time pursuant to the rules and regulations of the SEC or the NYSE American).

Transactions involving compensation for services provided to us by an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for approval. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us by Ernst & Young LLP for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Audit Fees	$324,000	$493,000
Audit Related Fees	97,000	165,000
Tax Fees	-	-
All Other Fees	-	-
Total	$421,000	$658,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2017 and 2016.

The Audit Committee approves in advance the engagement and fees of the independent registered public accounting firm for all audit services and non-audit services, based upon independence, qualifications and, if applicable, performance. The Audit Committee may form and delegate to subcommittees of one or more members of the Audit Committee the authority to grant pre-approvals for audit and permitted non-audit services, up to specific amounts. All audit services provided by Ernst & Young LLP for the periods presented were pre-approved by the Audit Committee.

PART IV

Item 15.	EXHIBITS

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 12, 2010, by and among the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.2	Stockholder Sale Agreement, dated as of September 8, 2012, by and among the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.3	Asset Purchase Agreement, dated as of January 4, 2016, by and between the Company and Novolytics Limited (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

3.2	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 24, 2017).

3.3	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).

4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Company and certain purchasers of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Company and certain purchasers of the Company’s Common Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2015).

4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Company in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.14	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.16	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

4.17	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 (File No. 333-217169)).

4.18	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-1 (File No. 333-217169)).

10.1+	Targeted Genetics Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.2+	AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.3+	Form of Stock Option Agreement under AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.4+	AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.5+	Form of Grant Notice and Stock Option Agreement under AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.6+	AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2017).

10.7+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.8+	AmpliPhi Biosciences Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.9+	Form of Indemnity Agreement with the Company’s Directors and Executive Officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016).

10.10+	Offer Letter, dated as of January 18, 2016, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016).

10.11+	Offer Letter, dated as of January 27, 2017, by and between the Company and Igor P. Bilinsky, Ph.D (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.12+	Consulting Agreement, dated as of February 1, 2017, by and between the Company and Wendy S. Johnson (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.13+	Offer Letter, dated as of January 27, 2017, by and between the Company and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.14+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).

10.15+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).

10.16+	Separation and Consulting Agreement, dated May 30, 2017, by and between the Registrant and M. Scott Salka (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

10.17+	Offer Letter, dated June 1, 2017, by and between the Company and Paul C. Grint, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

10.18	Loan Repayment Deed, dated September 28, 2012, by and among the Company, Cellabs Pty Ltd and Special Phage Holdings Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.19	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.20	Agreement of Lease, dated as of February 23, 2011, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.21	Lease, dated as of December 8, 2011, by and between Biocontrol Limited, Nevis Limited and Charter Limited (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.22*	License Agreement, dated as of July 3, 2007, by and between the Company and Health Protection Agency, Centre for Emergency Preparedness and Response (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

10.23	Agreement of Lease of Business Premises, dated as of February 21, 2014, by and between Avotehna d.d. and Ampliphi, Biotehnološke Raziskave in Razvoj, d. o. o. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.24	Agreement of Sublease, dated as of April 17, 2015, by and between the Company and Virginia Biotechnology Research Partnership Authority (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on April 30, 2015).

10.25	Common Stock Issuance Agreement, dated April 8, 2016, by and among the Company and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2016).

10.26	First Amendment to Common Stock Issuance Agreement, dated June 27, 2017, by and among the Company and the persons and entities listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed on June 30, 2017).

10.27	Placement Agency Agreement, dated as of May 31, 2016, by and among the Company, Roth Capital Partners, LLC and Griffin Securities, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

10.28	Settlement Agreement, dated as of November 12, 2016, by and between the Company and NRM VII Holdings I, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates confidential treatment has been requested.

86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: March 14, 2018	By:	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

87

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul C. Grint, M.D., and Steve R. Martin, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul C. Grint, M.D.	Chief Executive Officer	March 14, 2018
Paul C. Grint, M.D.	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 14, 2018
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Jeremy Curnock Cook	Chairman of the Board of Directors	March 14, 2018
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	March 14, 2018
Louis Drapeau

/s/ Wendy S. Johnson	Director	March 14, 2018
Wendy S. Johnson

/s/ Michael S. Perry, Ph.D.	Director	March 14, 2018
Michael S. Perry, Ph.D.

/s/ Vijay B. Samant	Director	March 14, 2018
Vijay B. Samant

88