Form 10-Q
period 2018-03-31
AmpliPhi Biosciences Corp
filed 2018-05-15
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 10, 2018 was 16,464,464.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,206,000	$5,132,000
Prepaid expenses and other current assets	537,000	253,000
Total current assets	8,743,000	5,385,000
Property and equipment, net	727,000	816,000
In-process research and development	4,661,000	4,661,000
Acquired patents, net	268,000	276,000
Total assets	$14,399,000	$11,138,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$810,000	$578,000
Accrued expenses	965,000	1,390,000
Total current liabilities	1,775,000	1,968,000
Derivative liabilities	187,000	292,000
Deferred tax liability	1,147,000	1,147,000
Total liabilities	3,109,000	3,407,000

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at March 31, 2018 and December 31, 2017; 16,464,464 and 9,498,928 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	165,000	95,000
Additional paid-in capital	408,465,000	401,842,000
Accumulated deficit	(397,340,000)	(394,206,000)
Total stockholders’ equity	11,290,000	7,731,000
Total liabilities and stockholders’ equity	$14,399,000	$11,138,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenue	$-	$29,000
Operating expenses
Research and development	1,464,000	1,490,000
General and administrative	1,591,000	1,898,000
Total operating expenses	3,055,000	3,388,000
Loss from operations	(3,055,000)	(3,359,000)
Other income (expense)
Change in fair value of derivative liabilities	(79,000)	114,000
Other expense, net	-	(1,000)
Total other income (expense), net	(79,000)	113,000
Net loss	$(3,134,000)	$(3,246,000)
Per share information:
Net loss per share, basic and diluted	$(0.24)	$(1.94)
Weighted average shares outstanding, basic and diluted	13,298,159	1,677,497

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,134,000)	$(3,246,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	79,000	(114,000)
Stock-based compensation	122,000	171,000
Depreciation	89,000	85,000
Amortization of patents	8,000	8,000
Other non-cash adjustments, net	-	10,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(416,000)	(531,000)
Prepaid expenses and other current assets	(284,000)	318,000
Net cash used in operating activities	(3,536,000)	(3,299,000)
Investing activities:
Purchases of property and equipment	-	(5,000)
Net cash used in investing activities	-	(5,000)
Financing activities:
Proceeds from sale of common stock, net of offering costs	6,409,000	-
Proceeds from exercises of warrants	198,000	-
Proceeds from stock issuance under employee stock purchase plan	3,000	-
Principal payment on note payable	-	(205,000)
Net cash provided by (used in) financing activities	6,610,000	(205,000)
Net increase (decrease) in cash and cash equivalents	3,074,000	(3,509,000)
Cash and cash equivalents, beginning of period	5,132,000	5,711,000
Cash and cash equivalents, end of period	$8,206,000	$2,202,000
Supplemental schedule of non-cash financing activities:
Offering costs included in accounts payable	$223,000	$-

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

As of March 31, 2018, the Company had cash and cash equivalents of $8.2 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the fourth quarter of 2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”). Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi Biotehnološke Raziskave in Razvoj d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Warrants

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the warrants. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations (see Note 4).

Recent Accounting Pronouncements Not Yet Adopted

In February 2015, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition method. The Company plans to adopt this ASU on January 1, 2019. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and will be effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted this ASU as of January 1, 2018 using the modified retrospective approach. As of January 1, 2018, the Company had no revenue contracts and therefore the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2018 and the adoption did not have an impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU as of January 1, 2018 and the adoption did not have an impact on the Company’s consolidated financial statements. a

4. Fair Value Measurements

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

The Company estimates the fair values of derivative liabilities utilizing Level 3 inputs. No derivative liabilities have been transferred between the classification levels. Estimating the fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The recurring fair value measurements of the Company’s derivative liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2018
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	155,000	155,000
Total liabilities	$-	$-	$187,000	$187,000

December 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	260,000	260,000
Total liabilities	$-	$-	$292,000	$292,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	November 2016
	Offering	Offering	Total
	Warrant	Warrant	Derivative
	Liability	Liability	Liabilities
Balance, December 31, 2017	$32,000	$260,000	$292,000
Changes in estimated fair value	-	79,000	79,000
Exercised warrants	-	(184,000)	(184,000)
Balance, March 31, 2018	$32,000	$155,000	$187,000

The Company estimates the fair value of the June 2016 offering warrant liability at each reporting date using the Black-Scholes valuation model. Inputs used in this valuation model include the Company’s stock price volatility, risk-free interest rates and expected term of the warrants.

Historically, the Company estimated the fair value of the November 2016 offering warrant liability at each reporting date using the Monte Carlo valuation model. Inputs used in the Monte Carlo valuation model included the Company’s stock price volatility, risk-free interest rates and expected term of the warrants. Effective March 31, 2017, due primarily to the significant decrease in the number of warrants outstanding, the Company simplified the method used and changed to the Black Scholes valuation model, which approximates the Monte Carlo valuation model.

5. Net Loss per Share

The following outstanding securities at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017, as they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Options	1,116,043	120,360
Warrants	8,304,032	776,267
Total	9,420,075	896,627

6. Stockholders’ Equity

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

Registered Offerings of Common Stock

On January 12, 2018, the Company completed a registered public offering of 4,000,000 shares of its common stock at an offering price of $1.00 per share, for aggregate gross proceeds of $4.0 million. The Company received net proceeds from the offering of approximately $3.4 million, after deducting placement agent fees and other offering expenses payable by the Company. On March 22, 2018, the Company completed a registered direct offering of 2,743,640 shares of its common stock at an offering price of $1.10 per share, for aggregate gross proceeds of $3.0 million. The Company received net proceeds from the offering of approximately $2.8 million, after deducting placement agent fees and other offering expenses payable by the Company.

Common Stock Issuance Agreement

On April 8, 2016, the Company entered into the Common Stock Issuance Agreement (the “CSIA”) with certain former holders of the Company’s Series B redeemable convertible preferred stock (the “Holders”). Pursuant to terms of the CSIA, the Company agreed to issue a formula-based number of shares of its common stock to the Holders for no additional consideration upon completion of one or more bona fide equity financings in which the Company sells shares of its common stock below a specified price (a “Dilutive Issuance”) in a transaction that occurs prior to the earlier of June 30, 2018 or such time as the Company has raised, following the date of the CSIA, $10.0 million in the aggregate (the “Price Protection Obligations”). In each of June 2016, November 2016 and May 2017, the Company completed offerings of its common stock that constituted Dilutive Issuances under the CSIA. Due in part to limitations on the number of shares issuable to the Holders under the rules of the NYSE American, no additional shares of common stock were issued to the holders in connection with the November 2016 and May 2017 offerings prior to June 2017.

On June 27, 2017, the Company and the Holders entered into an amendment to the CSIA (the “Amendment”) to, among other things, terminate the Price Protection Obligations. In consideration for the termination of the Price Protection Obligations and a release of claims by the Holders, the Company agreed to (i) issue to the Holders, within five business days of the Amendment, an aggregate of 28,684 shares of its common stock (the “First Issuance”), which, under the rules of the NYSE American, was the maximum number of shares the Company was permitted to issue to the Holders pursuant to the CSIA without further shareholder approval, and (ii) issue to the Holders in a subsequent closing an aggregate 523,210 shares of common stock (the “Second Issuance”), subject to obtaining shareholder approval of the Second Issuance at the Company’s 2017 Annual Meeting of Shareholders and the Company’s receipt of a release of claims from the Holders at the time of the Second Issuance. On September 7, 2017 the Company’s shareholders approved the Second Issuance. The Company received a release of claims from each of the Holders and issued 523,210 shares of common stock on September 19, 2017.

Warrants

At March 31, 2018, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding	Exercise		Expiration
Warrants	Price		Date

9,205	$70.00		April 12 to July 15, 2018
8,640	$82.50		December 23, 2018
8,492	$120.00		December 31, 2018
8,492	$120.00		March 1, 2019
41,872	$107.50		March 16, 2020
31,519	$40.50		March 31, 2021
106,381	$22.50		June 3, 2021
168,498	$0.57	(1)	November 22, 2021
7,920,933	$1.50		May 10, 2022
8,304,032

(1) The exercise price of the warrants is subject to adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in an exercise price adjustment provision in the warrant agreements.

During the three months ended March 31, 2018, warrants to purchase 217,400 shares of the Company’s common stock, originally issued in connection with the November 2016 and May 2017 public offerings, were exercised for proceeds to the Company of $198,000. During the three months ended March 31, 2018, warrants to purchase 10,486 shares of the Company’s common stock expired. The weighted average exercise price of outstanding warrants to purchase common stock at March 31, 2018 was $2.84 per share.

7. Stock-Based Compensation

Stock Option Plan

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. With the approval of the 2016 Plan, the remaining unallocated shares under the Company’s 2013 Stock Incentive Plan were allocated to the 2016 Plan and an additional 100,000 new shares were added to the authorized share reserve under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2018, the number of shares of common stock authorized for future issuance was automatically increased by 474,946 shares.

Share-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Stock options issued to non-employees other than directors are accounted for at their estimated fair values using the Black Scholes valuation model and are re-measured to fair value at each period end until the performance by the non-employee is complete.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2018	2017

Research and development	$37,000	$28,000
General and administrative	85,000	143,000
Total stock-based compensation	$122,000	$171,000

Stock option transactions during the three months ended March 31, 2018 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	1,115,865	$3.17	8.98	$
Granted	1,500	1.23
Forfeited/Cancelled	(1,322)	17.42
Outstanding at March 31, 2018	1,116,043	$3.15	8.74	$196,000
Vested and expected to vest at March 31, 2018	830,930	$3.92	8.47	$144,000
Exercisable at March 31, 2018	146,162	$12.94	4.11	$18,000

The aggregate intrinsic value of options at March 31, 2018 is based on the Company’s closing stock price on that date of $1.09 per share. As of March 31, 2018, there was $1.0 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.4 years.

Shares Reserved For Future Issuance

As of March 31, 2018, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,116,043
Employee stock purchase plan	51,016
Available for future grants under the 2016 Plan	480,248
Warrants outstanding	8,304,032
Total shares reserved	9,951,339

8. Commitments and Contingencies

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

9. Related Party

On March 22, 2018, the Company completed a registered direct offering of 2,743,640 shares of its common stock at a price of $1.10 per share, including 181,820 shares sold to One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”). Two members of the Company’s board of directors are affiliated with One Funds.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC.

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations into the fourth quarter of 2018, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expected benefits of our recently announced targeted phage therapies strategy, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages to develop state-of-the-art bacteriophage therapeutics. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections. We intend to develop these product candidates for the treatment of serious or life-threatening, multi-drug resistant infections. We also intend to seek to advance our chronic rhinosinusitis, or CRS, program and preclinical cystic fibrosis, or CF, program through partnerships, arrangements and/or with additional outside funding. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage product candidate AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through March 31, 2018, we have received approximately $65.4 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of March 31, 2018, we had an accumulated deficit of $397.3 million, $81.8 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

On January 12, 2018, we completed a registered public offering of 4,000,000 shares of common stock at an offering price of $1.00 per share, for aggregate gross proceeds of $4.0 million. We received net proceeds from the offering of approximately $3.4 million, after deducting placement agent fees and other offering expenses payable by us. On March 22, 2018, we completed a registered direct offering of 2,743,640 shares of common stock at an offering price of $1.10 per share, for aggregate gross proceeds of $3.0 million. We received net proceeds from the offering of approximately $2.8 million, after deducting placement agent fees and other offering expenses payable by us.

Results of Operations

Comparison of three months ended March 31, 2018 and 2017

Research and Development

Research and development expenses for the three months ended March 31, 2018 and 2017 were $1.5 million and $1.5 million, respectively. For the three months ended March 31, 2018, payroll-related research and development costs and clinical expenses increased by approximately $0.2 million, as compared to the three months ended March 31, 2017. This was offset by a similar decrease in professional and consulting research and development expenses for the related periods.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $1.6 million and $1.9 million, respectively. The decrease of $0.3 million was primarily related to a $0.2 million decrease in legal and other professional fees as well as a decrease in non-cash stock-based compensation.

Other Income (Expense)

We recorded a loss of $79,000 for the three months ended March 31, 2018 related to the change in the fair value of our derivative liability for warrants issued in November 2016.

We recorded a gain of $114,000 for the three months ended March 31, 2017 which was primarily related to a gain of $82,000 for the change in fair value of our derivative liability for warrants issued in November 2016 and a gain of $29,000 for the change in fair value of our derivative liability for warrants issued in June 2016.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy out liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $397.3 million as of March 31, 2018, $81.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $8.2 million at March 31, 2018. We believe our existing cash resources will be sufficient to fund our planned operations into the fourth quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2018 was $3.5 million, as compared to $3.3 million for the three months ended March 31, 2017. The increase of $0.2 million was primarily related to payments made in connection with prepaid expenses and other current assets.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $6.6 million and included aggregate gross proceeds of $7.0 million from our January 2018 and March 2018 offerings of common stock, less offering costs paid of $0.6 million. Net cash provided by financing activities also included cash proceeds of $0.2 million from the exercise of warrants for common stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.*

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 and March 31, 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2018, we had cash and cash equivalents of $8.2 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations into the fourth quarter of 2018, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of March 31, 2018, our accumulated deficit was $397.3 million, $81.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2018 and 2017, we had losses from operations of $3.1 million and $3.4 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $198.1 million, of which $7.3 million will expire in 2018 unless utilized, and the remaining carryforwards will expire in taxable years 2019 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have experienced ownership changes in the past, including in connection with our November 2016, May 2017, January 2018 and March 2018 offerings, and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of March 31, 2018, we had outstanding common warrants to purchase an aggregate of 8,304,032 shares of our common stock at a weighted average exercise price of $2.84 per share, and outstanding options to exercise 1,116,043 shares of our common stock at a weighted average exercise price of $3.15 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be further adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 15, 2018	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

