Form 10-Q
period 2018-06-30
AmpliPhi Biosciences Corp
filed 2018-08-09
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 6, 2018 was 16,468,308.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,798,000	$5,132,000
Prepaid expenses and other current assets	322,000	253,000
Total current assets	6,120,000	5,385,000
Property and equipment, net	678,000	816,000
In-process research and development	4,661,000	4,661,000
Acquired patents, net	261,000	276,000
Total assets	$11,720,000	$11,138,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$682,000	$578,000
Accrued expenses	1,367,000	1,390,000
Total current liabilities	2,049,000	1,968,000
Derivative liabilities	185,000	292,000
Deferred tax liability	1,147,000	1,147,000
Total liabilities	3,381,000	3,407,000

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at June 30, 2018 and December 31, 2017; 16,468,308 and 9,498,928 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	165,000	95,000
Additional paid-in capital	408,564,000	401,842,000
Accumulated deficit	(400,390,000)	(394,206,000)
Total stockholders’ equity	8,339,000	7,731,000
Total liabilities and stockholders’ equity	$11,720,000	$11,138,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$28,000	$-	$57,000
Operating expenses
Research and development	1,692,000	1,130,000	3,156,000	2,620,000
General and administrative	1,360,000	2,784,000	2,951,000	4,682,000
Impairment charges	-	5,800,000	-	5,800,000
Total operating expenses	3,052,000	9,714,000	6,107,000	13,102,000
Loss from operations	(3,052,000)	(9,686,000)	(6,107,000)	(13,045,000)
Other income (expense)
Change in fair value of derivative liabilities	2,000	1,920,000	(77,000)	2,034,000
Other income, net	-	3,000	-	2,000
Total other income (expense), net	2,000	1,923,000	(77,000)	2,036,000
Loss before income taxes	(3,050,000)	(7,763,000)	(6,184,000)	(11,009,000)
Income tax benefit	-	1,302,000	-	1,302,000
Net loss	$(3,050,000)	$(6,461,000)	$(6,184,000)	$(9,707,000)
Per share information:
Net loss per share, basic	$(0.19)	$(1.21)	$(0.42)	$(2.76)
Weighted average shares outstanding, basic	16,464,675	5,350,930	14,890,164	3,514,181
Net loss per share, diluted	$(0.19)	$(1.46)	$(0.42)	$(3.09)
Weighted average shares outstanding, diluted	16,464,675	5,519,895	14,890,164	3,652,501

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,184,000)	$(9,707,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	77,000	(2,034,000)
Impairment charges	-	5,800,000
Stock-based compensation	246,000	470,000
Deferred taxes	-	(1,302,000)
Depreciation	178,000	170,000
Amortization of patents	15,000	15,000
Other non-cash adjustments, net	-	18,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	28,000	(12,000)
Prepaid expenses and other current assets	(69,000)	352,000
Net cash used in operating activities	(5,709,000)	(6,230,000)
Investing activities:
Purchases of property and equipment	(31,000)	(7,000)
Net cash used in investing activities	(31,000)	(7,000)
Financing activities:
Proceeds from sale of common stock and related warrants, net of offering costs	6,203,000	9,690,000
Proceeds from exercises of warrants	198,000	-
Proceeds from stock issuance under employee stock purchase plan	5,000	3,000
Principal payment on note payable	-	(205,000)
Net cash provided by financing activities	6,406,000	9,488,000
Net increase in cash and cash equivalents	666,000	3,251,000
Cash and cash equivalents, beginning of period	5,132,000	5,711,000
Cash and cash equivalents, end of period	$5,798,000	$8,962,000
Supplemental schedule of non-cash financing activities:
Offering costs included in accounts payable	$44,000	$339,000

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

As of June 30, 2018, the Company had cash and cash equivalents of $5.8 million. In July of 2018, the Company received $1.2 million of tax rebate incentive payments in cash from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by the Company’s Australian subsidiary in 2017. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the fourth quarter of 2018. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a single source of revenue guidance for companies in all industries. The new standard provides guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers, unless the contracts are within the scope of other accounting standards. It also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets. This guidance, as amended, must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach and is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company adopted this ASU as of January 1, 2018 using the modified retrospective approach. As of January 1, 2018, the Company had no revenue contracts and therefore the adoption did not have an impact on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this ASU as of January 1, 2018 and the adoption did not have an impact on the Company’s consolidated financial statements. a

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the FASB Accounting Standards Codification in order to simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The guidance mandates the modified retrospective approach and is effective for annual and interim reporting periods beginning after December 31, 2018, with early adoption permitted. The Company elected to early adopt this ASU as of June 30, 2018 and the adoption did not have an impact on the Company’s consolidated financial statements.

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

The Company estimates the fair values of derivative liabilities utilizing Level 3 inputs. No derivative liabilities have been transferred between the classification levels. Estimating the fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The recurring fair value measurements of the Company’s derivative liabilities at June 30, 2018 and December 31, 2017 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2018
Liabilities
June 2016 offering warrant liability	$-	$-	$28,000	$28,000
November 2016 offering warrant liability	-	-	157,000	157,000
Total liabilities	$-	$-	$185,000	$185,000

December 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	260,000	260,000
Total liabilities	$-	$-	$292,000	$292,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	November 2016
	Offering	Offering	Total
	Warrant	Warrant	Derivative
	Liability	Liability	Liabilities
Balance, December 31, 2017	$32,000	$260,000	$292,000
Changes in estimated fair value	(4,000)	81,000	77,000
Exercised warrants	-	(184,000)	(184,000)
Balance, June 30, 2018	$28,000	$157,000	$185,000

The Company estimates the fair value of the June 2016 offering warrant liability at each reporting date using the Black-Scholes valuation model. Inputs used in this valuation model include the Company’s stock price volatility, risk-free interest rates and expected term of the warrants.

Historically, the Company estimated the fair value of the November 2016 offering warrant liability at each reporting date using the Monte Carlo valuation model. Inputs used in the Monte Carlo valuation model included the Company’s stock price volatility, risk-free interest rates and expected term of the warrants. Effective March 31, 2018, due primarily to the significant decrease in the number of warrants outstanding, the Company simplified the method used and changed to the Black Scholes valuation model, which approximates the Monte Carlo valuation model.

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share calculation:
Net loss, basic	$(3,050,000)	$(6,461,000)	$(6,184,000)	$(9,707,000)
Change in fair value of November 2016 warrants	-	(1,580,000)	-	(1,580,000)
Net loss, diluted	$(3,050,000)	$(8,041,000)	$(6,184,000)	$(11,287,000)
Weighted average shares outstanding, basic	16,464,675	5,350,930	14,890,164	3,514,181
Net loss per share, basic	$(0.19)	$(1.21)	$(0.42)	$(2.76)
Weighted average shares outstanding, diluted	16,464,675	5,519,895	14,890,164	3,652,501
Net loss per share, diluted	$(0.19)	$(1.46)	$(0.42)	$(3.09)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017, as they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options	1,150,915	285,276	1,150,915	285,276
Warrants	8,296,995	8,442,670	8,296,995	8,442,670
Total	9,447,910	8,727,946	9,447,910	8,727,946

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

Warrants

At June 30, 2018, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding	Exercise		Expiration
Warrants	Price		Date

2,168	$70.00		July 15, 2018
8,640	$82.50		December 23, 2018
8,492	$120.00		December 31, 2018
8,492	$120.00		March 1, 2019
41,872	$107.50		March 16, 2020
31,519	$40.50		March 31, 2021
106,381	$22.50		June 3, 2021
168,498	$0.57	(1)	November 22, 2021
7,920,933	$1.50		May 10, 2022
8,296,995

(1)  The exercise price of the warrants is subject to adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in an exercise price adjustment provision in the warrant agreements.

During the six months ended June 30, 2018, warrants to purchase 217,400 shares of the Company’s common stock, originally issued in connection with the November 2016 and May 2017 public offerings, were exercised for proceeds to the Company of $198,000. During the six months ended June 30, 2018, warrants to purchase 17,523 shares of the Company’s common stock expired. The weighted average exercise price of outstanding warrants to purchase common stock at June 30, 2018 was $2.78 per share.

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

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Research and development	$38,000	$73,000	$75,000	$101,000
General and administrative	86,000	226,000	171,000	369,000
Total stock-based compensation	$124,000	$299,000	$246,000	$470,000

Stock option transactions during the six months ended June 30, 2018 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	1,115,865	$3.17	8.98
Granted	36,500	1.20
Forfeited/Cancelled	(1,450)	17.46
Outstanding at June 30, 2018	1,150,915	$3.09	8.53	$234,000
Vested and expected to vest at June 30, 2018	865,802	$3.80	8.29	$172,000
Exercisable at June 30, 2018	174,578	$11.43	4.67	$29,000

The aggregate intrinsic value of options at June 30, 2018 is based on the Company’s closing stock price on that date of $1.13 per share. As of June 30, 2018, there was $0.9 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.3 years.

Shares Reserved For Future Issuance

As of June 30, 2018, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,150,915
Employee stock purchase plan	47,172
Available for future grants under the 2016 Plan	445,376
Warrants outstanding	8,296,995
Total shares reserved	9,940,458

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations into the fourth quarter of 2018, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expected benefits of our targeted phage therapies strategy, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a biotechnology company pioneering the development of precisely targeted bacteriophage therapeutics for patients with serious and life-threatening antibiotic-resistant bacterial infections. Phages have a powerful and highly selective mechanism of action that permits them to bind to and kill specific bacteria. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current therapies, including the so-called multi-drug-resistant or “superbug” strains of bacteria.

Our goal is to be the leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages to develop state-of-the-art bacteriophage therapeutics. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections. We intend to develop these product candidates for the treatment of serious or life-threatening, multi-drug resistant infections. In April 2017, the U.S. Food and Drug Administration, or FDA, provided positive feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with our proprietary bacteriophage product candidate AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with chronic rhinosinusitis, or CRS, which feedback followed a Type B telephonic meeting held with us on February 21, 2017. In the official minutes from the meeting, the FDA acknowledged that phage therapy is an exciting approach to treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development.

We believe our bacteriophage technology may have unique application in the area of targeted medicine, and in May 2017, we initiated a new strategic emphasis on targeted therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop precisely targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to target phage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing challenge of antibiotic-resistant infections.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we have provided targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach not only provides potential benefit to patients who have few or no other acceptable therapeutic options, but also provides the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key opinion leaders to identify and select eligible patients. We believe that the United States and Australia have a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

We intend to conduct additional meetings with the FDA in the third quarter of 2018. We intend to share the results of our targeted phage therapy efforts for patients in 2017 and 2018 with the FDA in order to establish a Phase 2 development plan for one or more of our product candidates.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through June 30, 2018, we have received approximately $65.4 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of June 30, 2018, we had an accumulated deficit of $400.4 million, $84.9 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

We currently expect to use our existing cash and cash equivalents for the continued research and development of our product candidates, including through our targeted phage therapies strategy, and for working capital and other general corporate purposes.

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

Results of Operations

Comparison of three and six months ended June 30, 2018 and 2017

Research and Development

Research and development expenses for the three months ended June 30, 2018 and 2017 were $1.7 million and $1.1 million, respectively. The increase of $0.6 million was primarily related to a $0.2 million increase in professional and consulting fees and a $0.2 million increase in clinical costs.

Research and development expenses for the six months ended June 30, 2018 and 2017 were $3.2 million and $2.6 million, respectively. The increase of $0.6 million was primarily related to a $0.4 million increase in clinical costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $1.4 million and $2.8 million, respectively. The decrease of $1.4 million was related to a $0.6 million decrease in payroll-related costs, a $0.2 million decrease in professional fees and a $0.2 million decrease in non-cash stock-based compensation expense. The decrease was also attributable to a $0.4 million non-cash charge during the three months ended June 30, 2017 related to the fair value of 523,210 shares of our common stock to be issued pursuant to the First Amendment of the Common Stock Issuance Agreement.

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $3.0 million and $4.7 million, respectively. The decrease of $1.7 million was related to a $0.6 million decrease in payroll-related costs, a $0.4 million decrease in professional fees and a $0.2 million decrease in non-cash stock-based compensation expense. The decrease was also attributable to a $0.4 million non-cash charge during the six months ended June 30, 2017 related to the fair value of 523,210 shares of our common stock to be issued pursuant to the First Amendment of the Common Stock Issuance Agreement.

Impairment Charges

There were no impairment charges during the six months ended June 30, 2018. During the three and six months ended June 30, 2017, we recorded a $5.8 million impairment charge, offset by a related income tax benefit of $1.3 million, relating to our IPR&D assets originally capitalized as a result of prior acquisitions of know-how and phage libraries. The impairment was due to an increase in our discount rate as compared to previous assessments due to the significant difference between our net assets and our market capitalization as of June 30, 2017. The IPR&D assets had a remaining book value of $4.7 million after the impairment charge, $2.8 million and $1.9 million for our Staphylococcal and Pseudomonas programs, respectively. We assessed the qualitative indicators for impairment as of June 30, 2018 and concluded that there were no negative operations indicators that would necessitate an interim impairment test for our research and development programs.

Other Income (Expense)

We recorded a loss of $77,000, net, for the six months ended June 30, 2018, which was primarily related to a loss of $81,000 from the change in fair value of our derivative liability for warrants issued in November 2016.

We recorded a gain of $2.0 million for the six months ended June 30, 2017, which was primarily related to a gain of $1.7 million from the change in fair value of our derivative liability for warrants issued in November 2016 and was attributable to a decrease in our stock price for the period of measurement.

Income Taxes

There was no income tax benefit for the three and six months ended June 30, 2018. We recorded an income tax benefit of $1.3 million for the three and six months ended June 30, 2017 related to a reduction of the existing deferred tax liability as a result of a $5.8 million impairment charge for our IPR&D asset discussed above.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, since our inception we have incurred net losses and had negative operating cash flows, and our accumulated deficit was $400.4 million as of June 30, 2018, $84.9 million of which has been accumulated since January of 2011 when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $5.8 million at June 30, 2018. In July of 2018, we received $1.2 million of tax rebate incentive payments in cash from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by our Australian subsidiary in 2017. We believe our existing cash resources will be sufficient to fund our planned operations into the fourth quarter of 2018. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2018 was $5.7 million, as compared to $6.2 million for the six months ended June 30, 2017. The decrease of $0.5 million was primarily related to a decrease in payments related to general and administrative costs.

Investing activities

Net cash used in investing activities was $31,000 and $7,000 for the six months ended June 30, 2018 and 2017, respectively, and was attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was comprised of net cash proceeds of $6.2 million from our January 2018 and March 2018 offerings of common stock, after deducting offering costs paid of approximately $0.8 million. Net cash provided by financing activities also included cash proceeds of $0.2 million from the exercise of warrants for common stock.

Net cash provided by financing activities for the six months ended June 30, 2017 was comprised of net cash proceeds of $9.7 million from our May 2017 underwritten public offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses paid related to the offering of approximately $0.9 million.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.*

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 and June 30, 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2018, we had cash and cash equivalents of $5.8 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of June 30, 2018, our accumulated deficit was $400.4 million, $84.9 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2018 and 2017, we had losses from operations of $6.1 million and $13.0 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of June 30, 2018, we had outstanding common warrants to purchase an aggregate of 8,296,995 shares of our common stock at a weighted average exercise price of $2.78 per share, and outstanding options to exercise 1,150,915 shares of our common stock at a weighted average exercise price of $3.09 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be further adjusted in certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

AMPLIPHI BIOSCIENCES CORPORATION

Date: August 9, 2018	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

