Form 10-Q
period 2018-09-30
AmpliPhi Biosciences Corp
filed 2018-11-08
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   ☒      No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at November 5, 2018 was 32,293,308.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,499,000	$5,132,000
Prepaid expenses and other current assets	615,000	253,000
Total current assets	5,114,000	5,385,000
Property and equipment, net	591,000	816,000
In-process research and development	4,661,000	4,661,000
Acquired patents, net	253,000	276,000
Total assets	$10,619,000	$11,138,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$714,000	$578,000
Accrued expenses	1,751,000	1,390,000
Total current liabilities	2,465,000	1,968,000
Derivative liabilities	154,000	292,000
Deferred tax liability	1,147,000	1,147,000
Total liabilities	3,766,000	3,407,000

Stockholders’ equity
Common stock, $0.01 par value; 67,000,000 shares authorized at September 30, 2018 and December 31, 2017; 16,468,308 and 9,498,928 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	165,000	95,000
Additional paid-in capital	408,684,000	401,842,000
Accumulated deficit	(401,996,000)	(394,206,000)
Total stockholders’ equity	6,853,000	7,731,000
Total liabilities and stockholders’ equity	$10,619,000	$11,138,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$38,000	$-	$95,000
Operating expenses
Research and development (benefit)	361,000	(829,000)	3,517,000	1,791,000
General and administrative	1,276,000	1,613,000	4,227,000	6,295,000
Impairment charges	-	-	-	5,800,000
Total operating expenses	1,637,000	784,000	7,744,000	13,886,000
Loss from operations	(1,637,000)	(746,000)	(7,744,000)	(13,791,000)
Other income (expense)
Change in fair value of derivative liabilities	31,000	(37,000)	(46,000)	1,997,000
Other income, net	-	4,000	-	6,000
Total other income (expense), net	31,000	(33,000)	(46,000)	2,003,000
Loss before income taxes	(1,606,000)	(779,000)	(7,790,000)	(11,788,000)
Income tax benefit	-	-	-	1,302,000
Net loss	$(1,606,000)	$(779,000)	$(7,790,000)	$(10,486,000)
Per share information:
Net loss per share, basic	$(0.10)	$(0.09)	$(0.51)	$(1.97)
Weighted average shares outstanding, basic	16,468,308	8,874,813	15,418,146	5,326,139
Net loss per share, diluted	$(0.10)	$(0.09)	$(0.51)	$(2.18)
Weighted average shares outstanding, diluted	16,496,957	8,874,813	15,418,146	5,518,847

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(7,790,000)	$(10,486,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	46,000	(1,997,000)
Stock-based compensation	366,000	568,000
Charge for common stock issuance (Note 6)	-	519,000
Depreciation	268,000	255,000
Amortization of patents	23,000	23,000
Other non-cash adjustments, net	-	22,000
Impairment charges	-	5,800,000
Deferred taxes	-	(1,302,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	218,000	(595,000)
Prepaid expenses and other current assets	(85,000)	370,000
Net cash used in operating activities	(6,954,000)	(6,823,000)
Investing activities:
Purchases of property and equipment	(41,000)	(40,000)
Net cash used in investing activities	(41,000)	(40,000)
Financing activities:
Proceeds from sale of common stock and related warrants, net of offering costs	6,159,000	9,353,000
Proceeds from exercises of warrants	198,000	31,000
Proceeds from stock issuance under employee stock purchase plan	5,000	3,000
Principal payments on note payable	-	(510,000)
Net cash provided by financing activities	6,362,000	8,877,000
Net increase (decrease) in cash and cash equivalents	(633,000)	2,014,000
Cash and cash equivalents, beginning of period	5,132,000	5,711,000
Cash and cash equivalents, end of period	$4,499,000	$7,725,000
Supplemental schedule of non-cash financing activities:
Offering costs included in accounts payable	$277,000	$-

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

As of September 30, 2018, the Company had cash and cash equivalents of $4.5 million. On October 16, 2018, the Company completed an underwritten public offering of common stock, pre-funded warrants and common warrants. The Company received aggregate gross proceeds from the offering of $6.8 million, before deducting the underwriting discount and commissions and other offering expenses payable by the Company (see Note 10). Considering the Company’s current cash resources, including the net proceeds received from the public offering in October 2018, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until mid-2019. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses, which are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. The Company received AU Tax Rebates of approximately $1.2 million and $2.0 million during the three months ended September 30, 2018 and 2017, respectively. AU Tax Rebates of $1.2 million have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018. AU Tax Rebates of $2.0 million have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017.

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

The Company estimates the fair values of derivative liabilities utilizing Level 3 inputs. No derivative liabilities have been transferred between the classification levels. Estimating the fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The recurring fair value measurements of the Company’s derivative liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2018
Liabilities
June 2016 offering warrant liability	$-	$-	$18,000	$18,000
November 2016 offering warrant liability	-	-	136,000	136,000
Total liabilities	$-	$-	$154,000	$154,000

December 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	260,000	260,000
Total liabilities	$-	$-	$292,000	$292,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	November 2016
	Offering	Offering	Total
	Warrant	Warrant	Derivative
	Liability	Liability	Liabilities
Balance, December 31, 2017	$32,000	$260,000	$292,000
Changes in estimated fair value	(14,000)	60,000	46,000
Exercised warrants	-	(184,000)	(184,000)
Balance, September 30, 2018	$18,000	$136,000	$154,000

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

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted net loss per share calculation:
Net loss, basic	$(1,606,000)	$(779,000)	$(7,790,000)	$(10,486,000)
Change in fair value of November 2016 warrants	(21,000)	-	-	(1,546,000)
Net loss, diluted	$(1,627,000)	$(779,000)	$(7,790,000)	$(12,032,000)
Weighted average shares outstanding, basic	16,468,308	8,874,813	15,418,146	5,326,139
Net loss per share, basic	$(0.10)	$(0.09)	$(0.51)	$(1.97)
Weighted average shares outstanding, diluted	16,496,957	8,874,813	15,418,146	5,518,847
Net loss per share, diluted	$(0.10)	$(0.09)	$(0.51)	$(2.18)

The following outstanding securities at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017, as they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options	1,149,164	1,116,765	1,149,164	1,116,765
Warrants	8,126,329	8,712,220	8,294,827	8,232,056
Common stock (Note 6)	-	523,210	-	523,210
Total	9,275,493	10,352,195	9,443,991	9,872,031

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

Warrants

At September 30, 2018, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding	Exercise		Expiration
Warrants	Price		Date

8,640	$82.50		December 23, 2018
8,492	$120.00		December 31, 2018
8,492	$120.00		March 1, 2019
41,872	$107.50		March 16, 2020
31,519	$40.50		March 31, 2021
106,381	$22.50		June 3, 2021
168,498	$0.57	(1)	November 22, 2021
7,920,933	$1.50		May 10, 2022
8,294,827

(1)   The exercise price of the warrants is subject to adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in an exercise price adjustment provision in the warrant agreements. The exercise price will be adjusted downward due to an event subsequent to September 30, 2018 (see Note 10).

During the nine months ended September 30, 2018, warrants to purchase 217,400 shares of the Company’s common stock, originally issued in connection with the November 2016 and May 2017 public offerings, were exercised for proceeds to the Company of $198,000. During the nine months ended September 30, 2018, warrants to purchase 19,691 shares of the Company’s common stock expired. The weighted average exercise price of outstanding warrants to purchase common stock at September 30, 2018 was $2.76 per share.

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

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Research and development	$38,000	$32,000	$113,000	$133,000
General and administrative	82,000	66,000	253,000	435,000
Total stock-based compensation	$120,000	$98,000	$366,000	$568,000

Stock option transactions during the nine months ended September 30, 2018 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	1,115,865	$3.17	8.98
Granted	36,500	1.20
Forfeited/Cancelled	(3,201)	11.02
Outstanding at September 30, 2018	1,149,164	$3.08	8.28	$118,000
Vested and expected to vest at September 30, 2018	864,051	$3.80	8.03	$90,000
Exercisable at September 30, 2018	361,773	$6.20	6.77	$39,000

The aggregate intrinsic value of options at September 30, 2018 is based on the Company’s closing stock price on that date of $1.01 per share. As of September 30, 2018, there was $0.7 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 2.2 years.

Shares Reserved For Future Issuance

As of September 30, 2018, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,149,164
Employee stock purchase plan	47,172
Available for future grants under the 2016 Plan	447,127
Warrants outstanding	8,294,827
Total shares reserved	9,938,290

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

10. Subsequent Event

On October 16, 2018, the Company completed an underwritten public offering and sold 14,875,000 shares of its common stock and 2,125,000 pre-funded warrants to purchase common stock, and common warrants to purchase 17,500,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common warrant was $0.40. The combined price to the public for each pre-funded warrant and accompanying common warrant was $0.39. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $0.40 per share of common stock, and will expire five years from the date of issuance. The Company received aggregate gross proceeds from the offering of $6.8 million, before deducting the underwriting discount and commissions and other offering expenses payable by the Company.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, clinical development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations until mid-2019, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expected benefits of our targeted phage therapies strategy, tax credits and carry-forwards, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on precisely targeted bacteriophage therapeutics for patients with serious and life-threatening antibiotic-resistant bacterial infections. Phages have a powerful and highly selective mechanism of action that enables them to bind to and kill specific bacteria. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current therapies, including the so-called multi-drug-resistant or “superbug” strains of bacteria. We are a leading developer of bacteriophage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages to develop state-of-the-art therapeutics. We are developing bacteriophage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain bacteriophage combinations that we believe maximize efficacy and minimize development of resistance. We currently have two product candidates in clinical development, AB-SA01 and AB-PA01 for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections, respectively. Based on funding availability, we would develop both product candidates for the treatment of serious or life-threatening, multi-drug resistant infections.

We believe our bacteriophage technology may have unique application in the area of targeted medicine, and in May 2017, we initiated a new strategic emphasis on targeted therapies for serious or life-threatening antibiotic-resistant infections. In particular, we believe our bacteriophage technology can be used to develop precisely targeted therapies for patients who suffer from serious or life-threatening antibiotic-resistant bacterial infections and who have limited or no other satisfactory treatment options. Moreover, we believe our ability to target bacteriophage therapies for antibiotic-resistant infections, combined with the ability of bacteriophage to disrupt biofilm and having the potential to re-sensitize drug-resistant populations to antibiotics, represents what could be a powerful tool against the growing global challenge of antibiotic-resistant infections.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we have provided targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach not only provides potential benefit to patients who have few or no other acceptable therapeutic options, but also generates the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate regulatory expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key infectious disease physician opinion leaders to identify eligible patients. We believe that the United States and Australia have favorable regulatory frameworks and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through September 30, 2018, we have received approximately $65.4 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of September 30, 2018, we had an accumulated deficit of $402.0 million, $86.5 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

Recent Events

In September 2018, we announced that we had received the official minutes from our August 2018 Type B Pre-IND meeting with the FDA regarding our proposed clinical development of AB-SA01 for the treatment of S. aureus bacteremia infections as well as patients with a hip or knee prosthetic joint infection due to S. aureus. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. We expect that we would produce our proprietary bacteriophage therapeutics for these clinical trials at our wholly owned manufacturing facility, which is good manufacturing practices (GMP) certified by the governmental authorities in the jurisdiction in which it operates. We believe our GMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for these clinical trials through a potential filing of a biologics license application and potential approval.

In September 2018, we also received positive feedback from the FDA regarding our clinical development plans for AB-PA01 for the treatment of P. aeruginosa infections. Resistant P. aeruginosa is designated as ‘Priority 1: Critical’ pathogen on the World Health Organization’s Priority Pathogens List and as ‘Serious Threat’ by the U.S. Centers for Disease Control and Prevention. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with hospital-acquired and ventilator-associated pneumonia due to P. aeruginosa. The second clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with P. aeruginosa bacteremia. We intend to seek non-dilutive financing and explore other opportunities to conduct these clinical trials.

In addition, in September 2018 we provided updated topline clinical results for our ongoing single-patient expanded access program. 84% of patients achieved treatment success (physician’s assessment) at the end of bacteriophage therapy, defined as complete resolution or significant improvement of baseline signs and symptoms. We have now received clinical outcome results for 21 of the patients provided with our investigational bacteriophage therapeutics, across seven hospitals, and with serious or life-threatening infections not responding to antibiotic therapy.

On October 16, 2018, we completed an underwritten public offering in which we sold 14,875,000 shares of common stock and 2,125,000 pre-funded warrants to purchase common stock, and common warrants to purchase 17,500,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common warrant was $0.40. The combined price to the public for each pre-funded warrant and accompanying common warrant was $0.39. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $0.40 per share of common stock, and will expire five years from the date of issuance. We received aggregate gross proceeds from the offering of $6.8 million, before deducting the underwriting discount and commissions and other offering expenses payable by us.

Results of Operations

Comparison of three and nine months ended September 30, 2018 and 2017

Research and Development

In July 2018, we received tax incentive payments of approximately $1.2 million from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by our Australian subsidiary in 2017. In September 2017, we received tax incentive payments of approximately $2.0 million from the Australian tax authority, based on eligible research and development expenditures incurred by our Australian subsidiary in 2016. The tax incentive payments were recorded as an offset to research and development expense, resulting in net expense of $0.4 million for the three months ended September 30, 2018 and a net benefit of $0.8 million for the three months ended September 30, 2017. Research and development expenses, excluding any benefit from tax incentive payments, for the three months ended September 30, 2018 and 2017 were $1.6 million and $1.2 million, respectively. The increase of $0.4 million was primarily attributable to a $0.3 million increase in clinical costs and a $0.1 million increase in payroll-related costs.

Research and development expenses for the nine months ended September 30, 2018 were $3.5 million, net of approximately $1.2 million of incentive tax payments received from the Australian tax authority. Research and development expenses for the nine months ended September 30, 2017 were $1.8 million, net of approximately $2.0 million of incentive tax payments received from the Australian tax authority. Research and development expenses, excluding any benefit from tax incentive payments, for the nine months ended September 30, 2018 and 2017 were $4.7 million and $3.8 million, respectively. The increase of $0.9 million was primarily related to a $0.7 million increase in clinical costs, a $0.1 million increase in professional and consulting fees, and a $0.1 million increase in payroll-related costs.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $1.3 million and $1.6 million, respectively. The decrease of $0.3 million was related to a $0.1 million decrease in professional fees. The decrease was also attributable to a $0.1 million non-cash charge during the three months ended September 30, 2017 related to the fair value of 523,210 shares of our common stock issued pursuant to the First Amendment of the Common Stock Issuance Agreement.

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $4.2 million and $6.3 million, respectively. The decrease of $2.1 million was primarily related to a $0.6 million decrease in payroll-related costs, a $0.5 million decrease in professional fees and a $0.2 million decrease in non-cash stock-based compensation expense. The decrease was also attributable to a $0.5 million non-cash charge during the nine months ended September 30, 2017 related to the fair value of 523,210 shares of our common stock issued pursuant to the First Amendment of the Common Stock Issuance Agreement.

Impairment Charges

There were no impairment charges during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2017, we recorded a $5.8 million impairment charge, offset by a related income tax benefit of $1.3 million, relating to our IPR&D assets originally capitalized as a result of prior acquisitions of know-how and phage libraries. As of June 30, 2017, we assessed the fair value of our IPR&D assets and determined that the IPR&D assets were impaired. The impairment was due to an increase in our discount rate as compared to previous assessments due to the significant difference between our net assets and our market capitalization as of June 30, 2017. Due to this impairment, we recorded an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, in the second quarter of 2017. The IPR&D assets had a remaining book value of $4.7 million after the impairment charge, $2.8 million and $1.9 million for our Staphylococcal and Pseudomonas programs, respectively. We assessed the qualitative indicators for impairment as of September 30, 2018 and concluded that there were no negative operations indicators that would necessitate an interim impairment test for our research and development programs.

Other Income (Expense)

We recorded a loss of $46,000, net, for the nine months ended September 30, 2018, which was primarily related to a loss of $60,000 from the change in fair value of our derivative liability for warrants issued in November 2016.

We recorded a gain of $2.0 million for the nine months ended September 30, 2017, which was primarily related to a gain of $1.7 million from the change in fair value of our derivative liability for warrants issued in November 2016 and was attributable to a decrease in our stock price and downward adjustments in the exercise price during 2017.

Income Taxes

There was no income tax benefit for the three and nine months ended September 30, 2018 or for the three months ended September 30, 2017. The income tax benefit of $1.3 million for the nine months ended September 30, 2017 is related to a reduction of the existing deferred tax liability during the second quarter of 2017 as a result of a $5.8 million impairment charge for our IPR&D asset discussed above.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, since our inception we have incurred net losses and had negative operating cash flows, and our accumulated deficit was $402.0 million as of September 30, 2018, $86.5 million of which has been accumulated since January of 2011 when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $4.5 million at September 30, 2018. In October 2018, we completed an underwritten public offering of common stock, pre-funded warrants and common warrants, resulting in aggregate gross proceeds to us of $6.8 million. We believe our existing cash resources, after taking into account the net proceeds from our October 2018 public offering, will be sufficient to fund our planned operations until mid-2019. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $7.0 million, as compared to $6.8 million for the nine months ended September 30, 2017. The increase of $0.2 million was due to an increase in payments related to research and development costs, net of incentive tax payments received from the Australian tax authority, offset by a decrease in payments related to general and administrative costs.

Investing activities

Net cash used in investing activities was $41,000 and $40,000 for the nine months ended September 30, 2018 and 2017, respectively, and was attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was comprised of net cash proceeds of $6.2 million from our January 2018 and March 2018 offerings of common stock, after deducting offering costs paid of approximately $0.9 million. Net cash provided by financing activities also included cash proceeds of $0.2 million from the exercise of warrants for common stock.

Net cash provided by financing activities for the nine months ended September 30, 2017 was comprised of net cash proceeds of $9.4 million from our May 2017 underwritten public offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses paid related to the offering of approximately $1.2 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.*

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 and September 30, 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2018, we had cash and cash equivalents of $4.5 million, and we have had recurring losses from operations and negative operating cash flows since inception. In October 2018, we completed an underwritten public offering of common stock, pre-funded warrants and common warrants, resulting in aggregate gross proceeds to us of $6.8 million.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations until mid-2019, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of September 30, 2018, our accumulated deficit was $402.0 million, $86.5 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2018 and 2017, we had losses from operations of $7.7 million and $13.8 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

In September 2018, we received the official minutes from our August 2018 Type B pre-IND meeting with the FDA regarding our AB-SA01 bacteriophage therapy product candidate. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. We are actively seeking and intend to continue to seek non-dilutive financing and explore other opportunities to conduct these clinical trials of AB-SA01. We intend to initiate the randomized clinical trial of AB-SA01 for S. aureus bacteremia in 2019. However, there can be no assurance that we will be able to obtain sufficient capital for such bacteremia trial, or that non-dilutive financing or other opportunities will be available to us, on a timely basis, on favorable terms, or at all. We may also choose to conduct one or more smaller-scale clinical trials of similar design as an alternative to conducting the approximately 100 patient clinical trials described above in an effort to reduce clinical trial expenditures. It is possible that results from such smaller-scale clinical trials may not be viewed by the FDA or other regulatory agencies as sufficient for the advancement of AB-SA01 into Phase 2 trials, including potentially registrational Phase 2 trials, due to the smaller trial populations even if the trial results are otherwise positive, which in turn could result in the FDA or other regulatory agencies requiring us to conduct additional studies beyond those that would have been required if we had conducted trials of approximately 100 patients as proposed in our August 2018 Type B pre-IND meeting.

In September 2018, we received positive feedback, via written response, from the FDA regarding our development plans for AB-PA01, without the need for a Type B pre-IND meeting. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with hospital-acquired and ventilator-associated pneumonia (HAP/VAP) due to P. aeruginosa. The second clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with P. aeruginosa bacteremia. We intend to seek non-dilutive financing and explore other opportunities to conduct these clinical trials. However, there can be no assurance that such non-dilutive financing or other opportunities will be available to us on a timely basis, on favorable terms, or at all.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of September 30, 2018, we had outstanding common warrants to purchase an aggregate of 8,294,827 shares of our common stock at a weighted-average exercise price of $2.76 per share, and outstanding options to exercise 1,149,164 shares of our common stock at a weighted-average exercise price of $3.08 per share. Following the completion of our underwritten public offering in October 2018 in which we sold shares of our common stock at a price of $0.39 per share, the exercise price of warrants outstanding at September 30, 2018 and exercisable for 168,498 shares of our common stock was reduced from $0.57 per share to $0.39 per share in accordance with an exercise price adjustment feature contained in such warrants. The exercise price of such warrants is subject to further reduction in the future in connection with certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits. After giving effect to the exercise price reduction resulting from our October 2018 public offering, the adjusted weighted-average exercise price of the common warrants outstanding as of September 30, 2018 is $2.75 per share. As of October 31, 2018, we had outstanding common warrants to purchase an aggregate of 25,794,827 shares of our common stock at a weighted-average exercise price of $1.16 per share, which includes the common warrants to purchase 17,500,000 shares of our common stock at an exercise price of $0.40 per share sold in our October 2018 public offering. As of October 31, 2018, there were also 1,175,000 pre-funded warrants outstanding, each exercisable for one share of our common stock at an aggregate purchase price per share of $0.39, of which $0.38 per share was pre-funded at the closing of our October 2018 public offering. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated articles of incorporation currently authorize us to issue up to 67,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of October 31, 2018, we had a total of approximately 6,093,402 shares of common stock that were authorized, not reserved and available for future issuance. As described in our preliminary proxy statement filed with the SEC on October 26, 2018, our board of directors has approved an amendment to our amended and restated articles of incorporation to increase the number of our authorized shares of common stock from 67,000,000 to 217,000,000, and we are seeking approval of such amendment at our annual meeting of shareholders to be held on December 17, 2018. There is no guarantee that this amendment will be approved by our shareholders.

If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible or exercisable into shares of our common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant.
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on November 16, 2015).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).
4.3	Form of Warrant to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.4	Subscription Agreement to Purchase Series B Preferred Stock and Common Stock Warrants, dated June 26, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.5	Registration Rights Agreement, dated December 16, 2013, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.6	Subscription Agreement to Purchase Common Stock and Warrants, dated December 16, 2013 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).
4.7	Subscription Agreement to Purchase Common Stock and Warrants, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 19, 2015).
4.8	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 19, 2015).
4.9	Registration Rights Agreement, dated March 10, 2015, by and among the Registrant and certain purchasers of the Registrant’s Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed March 19, 2015).
4.10	Form of Amendment to Warrants to Purchase Shares of Common Stock issued to purchasers in June 2013, July 2013 and December 2013 in connection with private placements (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 15, 2015).
4.11	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of Biocontrol Ltd in December 2011 (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.12	Form of Warrant to Purchase Shares of Common Stock issued in connection with the issuance of convertible notes of the Registrant in February 2013, March 2013, April 2013 and May 2013 (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.13	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Registrant’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K, filed on March 30, 2016).
4.14	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 1, 2016).
4.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed on June 1, 2016).
4.16	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 17, 2016).
4.17	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-217169)).
4.18	Form of Pre-Funded Warrant issued to purchasers in October 2018 underwritten public offering (incorporated by reference to Exhibit 4.18 to the Registrant Registration Statement on Form S-1 (File No. 333-226959)).
4.19	Form of Warrant to Purchase Common Stock issued to purchasers in October 2018 underwritten public offering (incorporated by reference to Exhibit 4.19 to the Registrant Registration Statement on Form S-1 (File No. 333-226959)).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: November 8, 2018	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

