Form 10-K
period 2018-12-31
AmpliPhi Biosciences Corp
filed 2019-03-25
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 29, 2018, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 29, 2018 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $18.6 million.

As of March 8, 2019, 32,294,008 shares of the Registrant’s Common Stock were outstanding.

TABLE OF CONTENTS

AMPLIPHI BIOSCIENCES CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
•	our clinical development plans, including planned clinical trials;
•	our research and development plans, including our clinical development plans;
•	our ability to select combinations of phages to formulate our product candidates;
•	the safety and efficacy of our product candidates;
•	the anticipated regulatory pathways for our product candidates;
•	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
•	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies;
•	our ability to leverage the experience of our management team;
•	our ability to attract and keep management and other key personnel;
•	the capacities and performance of our suppliers, manufacturers, contract research organizations, or CROs, and other third parties over whom we have limited control;
•	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
•	the benefits of our product candidates;
•	market and industry trends;
•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
•	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
•	our expectations regarding future planned expenditures;
•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
•	whether and when the proposed merger with C3J Therapeutics, Inc. will be consummated, including the likelihood of the satisfaction of certain conditions to the completion of the proposed merger;
•	whether and when the proposed $10.0 million private placement to be completed immediately following the closing of the proposed merger with C3J Therapeutics, Inc. will be consummated;
•	our expected benefits of and the potential value to be created by the consummation of the proposed merger with C3J Therapeutics, Inc.;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates; and
•	our ability to operate our business without infringing the intellectual property rights of others.

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

Our goal is to be a leading developer of phage therapeutics. We are combining our expertise in the manufacture of drug-quality bacteriophages and our proprietary approach and expertise in identifying, characterizing and developing naturally occurring bacteriophages with that of collaboration partners in bacteriophage biology, synthetic biology and manufacturing, to develop state-of-the-art bacteriophage products. We are developing phage products to combat multi- or pan-drug-resistant bacterial pathogens, leveraging advances in sequencing and molecular biology. We have developed certain phage combinations that we believe maximize efficacy and minimize phage resistance. We currently have product candidates in clinical and preclinical development for the treatment of S. aureus infections, including MRSA and P. aeruginosa infections. We intend to develop these product candidates for the treatment of serious or life-threatening, MDR infections.

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

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by U.S. and Australia regulatory agencies, we began to provide targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach will not only provide potential benefit to patients to whom we are able to provide targeted phage therapies, but also provide the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 and AB-PA01 product candidates for S. aureus and P. aeruginosa, define optimal treatment regimens, and inform our future discussions with the FDA and other regulatory agencies on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key opinion leaders to identify and select eligible patients. We believe that the United States and Australia have a favorable regulatory framework and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

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

In mid-2018, we compiled the treatment results from our single-patient access program data from 2017 and 2018 and we submitted to the FDA suggested clinical trial designs for continued development of our bacteriophage programs. In September 2018, we announced that we had received the official minutes from our August 2018 Type B Pre-IND meeting with the FDA regarding our proposed clinical development of AB-SA01 for the treatment of S. aureus bacteremia infections as well as patients with a hip or knee prosthetic joint infection due to S. aureus. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. We expect that we would produce our proprietary bacteriophage therapeutics for these clinical trials at our wholly owned manufacturing facility, which is good manufacturing practices (GMP) certified by the governmental authorities in the jurisdiction in which it operates. We believe our GMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for these clinical trials through a potential filing of a biologics license application and potential approval.

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

In addition, in September 2018 we provided updated topline clinical results for our ongoing single-patient expanded access program. 84% of patients achieved treatment success (physician’s assessment) at the end of bacteriophage therapy, defined as complete resolution or significant improvement of baseline signs and symptoms. We have now received clinical outcome results for 21 of the patients provided with our investigational bacteriophage therapeutics, across seven hospitals, and with serious or life-threatening infections not responding to antibiotic therapy. See the detailed clinical results in the paragraphs below.

Following the announcement of the positive FDA feedback and updated topline data results, we raised capital On October 16, 2018, from an underwritten public offering in which we sold 14,875,000 shares of common stock and 2,125,000 pre-funded warrants to purchase common stock, and common warrants to purchase 17,500,000 shares of common stock. Aggregate net proceeds from the offering were $5.8 million. Beginning in December of 2017, we engaged Ladenburg Thalmann to perform a strategic review of alternatives including a merger or sale. With the recent FDA feedback and known existing and sources of capital, we continued to believe that a strategic transaction would be an option to continue to advance the bacteriophage technology of the Company.

On January 3, 2019, we entered into an Agreement and Plan of Merger and Reorganization with C3J Therapeutics Inc. (“C3J”), a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials, which included the proposed business combination (“Merger”) of the C3J and Ceres Merger Sub, Inc, a wholly owned subsidiary of ours, with C3J as the surviving company, subject to shareholder approval.

At the effective time of the Merger, we anticipate that each share of C3J common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 0.6892 shares of AmpliPhi common stock, subject to adjustment to account for a reverse split of AmpliPhi common stock at a reverse split ratio of between1-for-3 and 1-for-20, inclusive, to be determined by AmpliPhi’s board of directors and to be implemented prior to the consummation of the Merger.

Immediately following the Merger, the former C3J security holders will own approximately 70% of the aggregate number of shares of AmpliPhi common stock and the security holders of AmpliPhi as of immediately prior to the Merger will own approximately 30% of the aggregate number of shares of AmpliPhi common stock on a fully diluted basis.

In addition, on February 5, 2019, certain existing C3J shareholders executed a Share Purchase Agreement with us pursuant to which the shareholders agreed, subject to the satisfaction of customary closing condition, to purchase $10.0 million in common stock of the combined company upon the closing of the Merger at a price per share equal to (i) $40.0 million, divided by (ii) the total number of shares of our common stock outstanding on a fully diluted, as-converted basis, assuming the conversion, exercise or settlement of all outstanding options, warrants, and restricted stock units as of immediately after the effective time of the Merger, but excluding (A) any shares of common stock issuable pursuant to the Share Purchase Agreement and (B) any shares of our common stock reserved for issuance under any equity incentive plan, stock option plan or similar arrangement but for which awards have not yet been granted as of the effective time of the Merger and (C) any shares of common stock issuable in connection with out-of-the-money options and out-of-the-money warrants. Based on our and C3J’s respective current capitalizations, we expect the purchase price per share to be approximately $0.36.

Clinical Results for Expanded Access Program

On September 17, 2018, we announced updated topline clinical results for our ongoing single-patient expanded access program. 84% of patients achieved treatment success (physician’s assessment) at the end of bacteriophage therapy, defined as complete resolution or significant improvement of baseline signs and symptoms.

We have now received clinical outcome results for 21 of the patents to whom we have provided our investigational bacteriophage therapeutics, at seven hospitals, with serious or life-threatening infections not responding to antibiotic therapy. Of the 21 patients, 57% were male and 43% were female, and the mean age was 57 years old with patients ranging from 16 years old to 96 years old. These patients were treated with AB-SA01 or AB-PA01, along with antibiotics, under single-patient expanded access programs in the United States (Emergency INDs, per the FDA) or Australia (Special Access Scheme, per the Australian Therapeutic Goods Administration).

Through our expanded access program, 15 patients with serious S. aureus infections were treated with AB-SA01 and six patients with serious P. aeruginosa infections were treated with AB-PA01. The treated patients’ infections included bacteremia and septicemia, native and prosthetic valve endocarditis, recurrent pneumonia (cystic fibrosis, post-transplant, VAPB), ventilator-associated pneumonia, prosthetic joint infection, ventricular assist device infection, septicemia due to burns, chronic rhinosinusitis and others. Over 1,000 bacteriophage doses were administered as part of the expanded access program including, over 400 doses of AB-SA01, of which over 300 doses were administered intravenously. Treatment of AB-SA01 was well-tolerated in all patients with no treatment-related serious adverse events, or SAEs. Over 600 doses of AB-PA01 were administered, including over 400 doses administered intravenously. Treatment of AB-PA01 was well-tolerated in five patients. One patient discontinued treatment of AB-PA01 due to Grade 1 and 2 adverse events, which resolved within 18 hours. There were no treatment-related SAEs.

Of the patients in the modified intent-to-treat population, or mITT, 84% (16 out of 19) achieved treatment success at the end of therapy. Treatment success, as determined by the treating physician, was defined as a complete resolution or significant improvement of baseline signs and symptoms. mITT population was defined as all patients who met the criteria for clinical diagnosis, whose bacterial isolate was susceptible to phage and who received at least one dose of phage.

The following chart shows the safety and tolerability results of our expanded access program:

The following chart shows the clinical outcomes at the end of therapy of our expanded access program:

The following chart shows the patient disposition from our expanded access program:

AB-SA01 (S. Aureus) Clinical Development Plan

We conducted meetings with the FDA in February 2017 and August 2018 regarding our proposed clinical development of AB-SA01. During the February 2017 meeting with the FDA, we received feedback on our previously submitted detailed development proposal to commence a Phase 2 trial with AB-SA01 for the treatment of antibiotic-resistant S. aureus infections in patients with chronic rhinosinusitis. In the official minutes from that meeting, the FDA acknowledged that phage therapy is an exciting approach for treatment of multi-drug-resistant organisms and expressed a commitment to addressing the unique regulatory challenges that might arise during product development. In addition, the FDA Center for Biologics Evaluation and Research stated that the clinical safety and effectiveness data collected during development, including from emergency case studies, could inform future discussions for clinical development and ultimately, the regulatory pathway to approval. During the August 2018 meeting with the FDA, which was a Type B pre-IND meeting, we shared the clinical and microbiological results for patients treated with AB-SA01 under our single-patient expanded access program in 2017 and 2018 and the proposed design of randomized controlled clinical trials that we developed based on input from key infectious disease physician opinion leaders, in order to establish a Phase 2 development plan for multiple indications, including bacteremia and prosthetic joint infection.

In September 2018, we received the official minutes from our August 2018 Type B pre-IND meeting. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. We are actively seeking and intend to continue to seek non-dilutive financing and explore other opportunities to conduct these clinical trials of AB-SA01. We may also choose to conduct one or more smaller-scale clinical trials of similar design as an alternative to conducting the approximately 100 patient clinical trials described above in an effort to reduce clinical trial expenditures. It is possible that results from such smaller-scale clinical trials may not be viewed by the FDA or other regulatory agencies as sufficient for the advancement of AB-SA01 into Phase 2 trials, including potentially registrational Phase 2 trials, due to the smaller trial populations even if the trial results are otherwise positive, which in turn could result in the FDA or other regulatory agencies requiring us to conduct additional studies beyond those that would have been required if we had conducted trials of approximately 100 patients as proposed in our August 2018 Type B pre-IND meeting. We expect that we would produce our proprietary bacteriophage therapeutics for these clinical trials at our wholly owned manufacturing facility, which is good manufacturing practices (GMP) certified by the governmental authorities in the jurisdiction in which it operates. We believe our GMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for these clinical trials through a potential biologics license application filing and potential approval.

Furthermore, we continue to investigate whether AB-SA01 may be eligible for Fast Track Designation and for approval under the Limited Population pathway, or LPAD pathway, which is intended to facilitate development of therapeutics to treat serious or life-threatening infections in a limited population of patients with unmet need. Products eligible for approval under the LPAD pathway may follow streamlined approaches for clinical development, which may involve smaller, shorter, or fewer clinical trials to help reduce the overall product development timeline.

AB-PA01 (P. aeruginosa) Clinical Development Plan

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

We considered the clinical development timelines for both the AB-SA01 and AB-PA01 development programs. We concluded in the fourth quarter of 2018 that since the AB-SA01 program is further advanced in the development process, the AB-SA01 program will continue to be advanced and the AB-PA01 program will not be pursued in the near term. As we are not actively pursuing the AB-PA01 program, we have recorded an impairment charge of approximately $1.9 million within operating expenses of the consolidated statement of operations in the fourth quarter of 2018.

Our Pipeline

Our development pipeline of product candidates is as follows:

AB-SA01 covers approximately 95% of S. aureus strains, including multi-drug-resistant infections, and AB-PA01 covers approximately 80% of P. aeruginosa strains, including multi-drug-resistant infections.

The Need for New Anti-Infective Therapies

The rapid and continuous emergence of antibiotic-resistant bacteria has become a global crisis. Despite this crisis, the number of novel anti-infective therapies currently in development is at historically-low levels. Based on our market research, we estimate that there are more than 300,000 serious S. aureus infections in the United States each year, including approximately 150,000 cases of S. aureus bacteremia each year that lead to approximately 30,000 deaths each year.

The Centers for Disease Control and Prevention estimates that 1.5 million people in the United States develop bacteremia each year and approximately 250,000 deaths occur as a direct result of infection. It is estimated that one in three patients who die in the hospital have bacteremia. Bacteremia is the most expensive condition treated at U.S. hospitals, costing approximately $24 billion annually. S. aureus is the second most common pathogen associated with bacteremia, causing approximately 150,000 cases each year and approximately 30,000 deaths.

Prosthetic joint infection is a difficult to treat and costly condition. There are more than one million knee and hip joint replacements performed in the U.S. each year, which is projected to increase to over four million each year by 2030. There are approximately 50,000 prosthetic joint infections each year, with approximately 20% caused by S. aureus. Prosthetic joint infection is costly with the annual inpatient costs exceeding $1 billion and rapidly rising.

The historical and projected number of infected total hip arthroplasty and total knee arthroplasty in the United States are as follows:

(3) Kurtz S et al. 2012. The Journal of Arthroplasty; 27(8): S1.

Prosthetic joint infection is difficult to treat because biofilm formation increases bacterial resistance to antibiotics. The current standard of care is a combination of surgery and antibiotics, with significant patient morbidity, high costs and up to 30% failure rate. The current standard of care includes a two-stage revision: surgery to remove the infected joint, four to six weeks of intravenous antibiotics, surgery to implant a new joint, followed by six weeks of antibiotics.

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

The Research and Development Agreement will expire in June 2020 and can be terminated by either the U.S. Army Medical Research and Materiel Command or us upon 60 days’ written notice to the other party at any time.

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

As of December 31, 2018, we owned or had exclusive license rights to a total of 68 patents and applications: 7 U.S. patents, 4 U.S. non-provisional patent applications, 8 U. S. provisional patent applications, 1 pending Patent Cooperation Treaty (PCT) application, 41 foreign patents, and 7 foreign patent applications, with nominal expiration on various dates between 2024 and 2039. We believe these patents and applications cover our lead phage-therapeutic programs and use thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, biofilm disrupting agents, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. To our knowledge, several biotechnology companies, including C3J Therapeutics, Adaptive Phage Therapeutics, Pherecydes Pharma, BiomX, Epibiome, Intralytix, iNtRON, PhageLux, EnBiotix, Fixed-Phage, Locus Biosciences, Phagomed, Phi Therapeutics, TechnoPhage and LytPhage, Inc., as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

A related approach to treating Staphylococcus infections is being pursued by Contrafect Corporation using a bacteriophage lysin (a hydrolytic enzyme produced by bacteriophages) to treat S. aureus bacteremia (infection in the blood). In 2018, Contrafect completed a Phase 2 clinical trial of its lysin product candidate in patients with S. aureus bacteremia.

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

United States Product Development Process

In the United States, the FDA regulates biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or the PHS Act, and related regulations. Biological products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally includes the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements, or GLP, or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and effectiveness of the proposed biological product for its intended use or uses;

•	submission to the FDA of a Biologics License Application, or BLA, for a new biological product;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA which must occur before a biological product can be marketed or sold.

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

The strategies, nature, and technologies of bacteriophage products are different from the conventional antibiotic therapy products. From the regulatory requirements established to ensure the safety, efficacy and quality of bacteriophage preparations, there are several major points to consider during the development, manufacturing, characterization, preclinical study and clinical trial of bacteriophage. The major issues include:

•	bacteriophage preparation design (single agent versus phage mixes and wild-type phage versus genetically engineered phage);

•	proof of concept in development of bacteriophage products;

•	mode of bacteriophage replication and targeting to specific species of bacteria;

•	relevant animal models in preclinical studies; and

•	clinical safety and effectiveness.

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

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA. Clinical trials must be conducted in accordance with GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, or ethics committee if conducted outside of the U.S., at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be signed by and a copy provided to each clinical trial subject or his or her legal authorized representative and must monitor the clinical trial until completed. We intend to use third-party Clinical Research Organizations, or CROs, to administer and conduct our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. The failure by any of such third parties to meet expected timelines, adhere to our protocols or meet regulatory standards could adversely impact the subject product development program and we remain legally responsible for compliance with applicable laws and regulations governing the conduct of these clinical trials.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggest that there may be a significant risk for human subjects. The FDA or the sponsor or, if used, its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients. Suspension of a clinical trial due to safety risks attributed to the investigational product may result in termination of the trial and possibly others that are underway.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track designation, Limited Population, accelerated approval and priority review, that are intended to expedite the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs and biological products to patients earlier than under standard FDA review procedures.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. We intend to request Fast Track designation for our product candidates if applicable.

Fast Track designation applies to the product and the specific indication for which it is being studied. The sponsor of a new drug or biological may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval, and, as of 2018, for antibacterial and antifungal therapies, approval under the Limited Population Pathway. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or if there is a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The limited population pathway for antibacterial and antifungal drugs or biologics (LPAD) may enable streamlined development of safe and effective medicines that overcome the unmet needs of a limited population of patients with serious bacterial infections.

As a condition of approval, the FDA may require a sponsor of a drug or biological product receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biological product may be subject to accelerated withdrawal procedures. In addition, the FDA currently requires as a condition for accelerated approval and approval under LPAD pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Approval under LPAD is for a limited population of patients; labeling statements for the limited use of the product are removed when supplemental data substantiates expansion of the patient population.

Eligibility for a drug or biologic product to be licensed under LPAD includes treatment of a serious or life-threatening infection in a limited population of patients with unmet medical need. FDA also considers the severity, rarity or prevalence of the infection and the lack of alternative treatment in the limited population the therapeutic is intended for. It is possible for qualifying therapies to complete a streamlined clinical program to demonstrate substantial evidence of effectiveness and safety in the limited population. Drugs or biological products approved under LPAD can also receive fast track and breakthrough designations as well as accelerated and priority review of the marketing application. LPAD-required limitations of labeling are removed when supplemental data demonstrating a favorable benefit-risk profile in a broader population corroborates label expansion. We intend to request approval under LPAD in the BLA for our product candidates if applicable.

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

Pediatric exclusivity is a type of marketing exclusivity available in the U.S. under the Best Pharmaceuticals for Children Act, or BPCA, which provides for an additional six months of marketing exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA, or a Written Request. If the Written Request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials.

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

FDA Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of new products continues after approval, particularly with respect to cGMP. We may rely on third parties for the production of commercial quantities of any products that we may commercialize. We and third-party manufacturers of our products are required to comply with applicable requirements in the cGMPs, including quality control and quality assurance and maintenance of records and documentation. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA requirements. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting periodic safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements, by us or our suppliers, may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, complete response letters, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Under European Union, or EU, regulatory systems, marketing authorizations may be submitted either under a centralized or a mutual recognition procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS,, other divisions of the U.S. Department of Health and Human Services, or HHS (e.g., the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments). For example, our business practices, including any future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, transparency requirements, and similar state, local and foreign laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies are being investigated or, in the past, have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•	created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
•	increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
•	created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•	extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and added new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•	expanded of the entities eligible for discounts under the 340B Drug Discount Program;
•	created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	expanded healthcare fraud and abuse laws, including the Foreign Corrupt Practices Act (FCPA) and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	required reporting of certain financial arrangements with physicians and teaching hospitals;
•	required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to physicians;
•	established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	created a licensure framework for follow on biologic products.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, the current U.S. President has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain Affordable Care Act-mandated health insurance, commonly known as the “individual mandate”,  as part of the Tax Cuts and Jobs Act of 2017 (Tax Act).

On January 22, 2018, the current U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear. In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

We anticipate that the Affordable Care Act, if substantially maintained in its current form, will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially. Over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

California Consumer Privacy Act

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CPPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Employees

As of March 8, 2019, we had thirty full-time employees and one temporary employee. Of these thirty-one employees, twenty-five employees were engaged in research and development activities and six employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

Facilities

Our principal offices occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130. We also have a month-to-month lease of approximately 500 square feet of lab space in Richmond, Virginia. In addition, we lease approximately 4,000 square feet of lab space in Brookvale, Australia, and approximately 5,300 square feet of lab and office space in Ljubljana, Slovenia. We believe our facilities are adequate for our current and near-term needs.

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

Risks Related to the Proposed Merger with C3J

If the proposed Merger with C3J is not consummated, AmpliPhi’s business could suffer materially and

AmpliPhi’s stock price could decline.

The consummation of the proposed Merger with C3J is subject to a number of closing conditions, including the approval by our shareholders, approval by NYSE American of our Supplemental Listing Application of our common stock in connection with the Merger, and other customary closing conditions. We are targeting a closing of the transaction in May 2019.

If the proposed Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed Merger with C3J, even if the Merger is not consummated.

•	The Merger Agreement contains covenants restricting our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the Merger Agreement and the closing of the Merger. As a result, significant business decisions and transactions before the closing of the Merger require the consent of C3J. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. We have invested significant time and resources in the transaction process and if the Merger Agreement is terminated we will have limited ability to continue our current operations without obtaining additional financing.

•	We could be obligated to pay C3J a $1.0 million termination fee in connection with the termination of the Merger Agreement, depending on the reason for the termination.

•	Our customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects.

•	Some of our suppliers, distributors, collaborators and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger.

•	As a result of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities.

•	Our management team may be distracted from day to day operations as a result of the Merger.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the proposed Merger with C3J. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we or our shareholders receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement and the concurrent $10.0 million private placement.

Some of AmpliPhi’s off icers and directors have conflicts of interest that may influence them to support or approve the Merger.

Our officers and directors participate in arrangements that provide them with interests in the Merger that are different from our shareholders, including, among others, to the extent applicable, their continued service as an officer or director of the combined company, retention and severance benefits, the acceleration of restricted stock and stock option vesting and continued indemnification. These interests, among others, may influence our officers and directors to support or approve the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party following January 3, 2019, the date of the Merger Agreement. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on us or C3J, to the extent they resulted from the following (unless, in some cases, they have a disproportionate effect on us or C3J, as the case may be):

•	changes in the general business or economic conditions affecting the industry in which we and C3J, and their respective affiliates, operate;

•	acts of war, armed hostilities or terrorism;

•	changes in financial, banking or securities markets;

•	changes caused by the performance of any action required to be taken by the Merger Agreement;

•	any change in, or any compliance with or action taken for the purpose of complying with, any federal, state, national, foreign, material local or municipal or other law, statute, constitution, principle of common law, resolution, ordinance, code, edict, decree, rule, regulation, ruling or requirement issued, enacted, adopted, promulgated, implemented or otherwise put into effect by or under the authority of any governmental authority;

•	any change in U.S. generally accepted accounting principles;

•	the taking of any action required to be taken by the Merger Agreement;

•	with respect to us, any change in the stock price or trading volume of our common stock;

•	with respect to us, any failure to meet analysts’ expectations or projections;

•	with respect to us, any clinical trial programs or studies, including any adverse data, event or outcome arising out of or related to any such programs or studies; and

•	with respect to us, the announcement of the Merger Agreement or the pendency of the Merger.

If adverse changes occur but we and C3J must still complete the Merger, the combined company’s stock price may suffer.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons, including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the Merger.

Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

During the pendency of the Merger, we and C3J will be subject to contractual limitations set forth in the Merger Agreement that restrict the parties’ ability to enter into business combination transactions with another party.

Covenants in the Merger Agreement impede the ability of us or C3J to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of our common stock, a tender offer for our common stock, a Merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to such party’s shareholders.

Because the lack of a public market for C3J’s common stock makes it difficult to evaluate the fairness of the Merger, C3J’s shareholders may receive consideration in the Merger that is greater than or less than the fair market value of C3J’s common stock.

The outstanding share capital of C3J is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of C3J. Since the number of shares of our common stock to be issued to C3J’s shareholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued in connection with the Merger will be greater than the fair market value of C3J.

The combined company will incur significant transaction costs as a result of the Merger, including investment banking, legal and accounting fees. In addition, the combined company will incur significant consolidation and integration expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Because the Merger will result in an ownership change under Section 382 of the Internal Revenue Code for us, our pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitations. The net operating loss carryforwards and other tax attributes of C3J and of the combined organization may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code (“Section 382”), the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after the merger. C3J’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our, C3J’s and the combined organization’s net operating loss carryforwards. Consequently, even if the combined organization achieves profitability, it may not be able to utilize a material portion of our, C3J’s or the combined organization’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

This Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2018, we had cash and cash equivalents of $8.2 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future, including, if the proposed Merger with C3J is consummated, through the $10.0 private placement of the combined company’s common stock immediately following the consummation of the Merger as described in more detail elsewhere in this report. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations until mid-2019, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive future Australian tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements or strategic financings;

•	licensing arrangements;

•	public or private debt; and/or

•	government contracts or grants.

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

We have incurred losses in each year since our inception in 1992. As of December 31, 2018, our accumulated deficit was $406.3 million, $90.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2018 and 2017, we had losses from operations of $12.5 million and $16.2 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this report.

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

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $197.1 million, of which $10.3 million will expire in 2019 unless utilized, and the remaining carryforwards will expire in taxable years 2020 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have experienced ownership changes in the past, including in connection with our public offerings in November 2016, May 2017, January 2018, March 2018 and October 2018, and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Financial Condition and Need for Additional Capital” are generally expected to apply to the combined company if the Merger with C3J is completed.

Risks Related to Our Business

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

In September 2018, we received positive feedback, via written response, from the FDA regarding our development plans for AB-PA01, without the need for a Type B pre-IND meeting. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with hospital-acquired and ventilator-associated pneumonia (HAP/VAP) due to P. aeruginosa. The second clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AB-PA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with P. aeruginosa bacteremia. We intend to seek non-dilutive financing and explore other opportunities to conduct these clinical trials. However, there can be no assurance that such non-dilutive financing or other opportunities will be available to us on a timely basis, on favorable terms, or at all. We may not be able to utilize the limited population pathway for antibacterial and antifungal drugs or biologics (LPAD), and even if we are able to do so, will be restricted in the population for which our products would be labeled.

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

In addition, we have used our bacteriophage technology in the area of targeted medicine under single-patient expanded access guidelines, which permit the use of phage therapy outside of clinical trials, in the United States and Australia. Despite prior single-patient expanded access successes, no assurance can be given that we will have similar single-patient expanded access treatment successes in the future. Single-patient expanded access is a term that is used to refer to the use of an investigational drug or therapy outside of a clinical trial to treat a patient with a serious or immediately life-threatening disease or condition who has no comparable or satisfactory alternative treatment options. Regulators often allow single-patient expanded access on a case-by-case basis for an individual patient or for defined groups of patients with similar treatment needs. In some countries, such as Australia, the treating physician can administer treatment under single-patient expanded access guidelines without pre-approval from the applicable regulatory authority.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (GDPR) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CPPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Business” are generally expected to apply to the combined company if the Merger with C3J is completed.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Reliance on Third Parties” are generally expected to apply to the combined company if the Merger with C3J is completed.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Intellectual Property” are generally expected to apply to the combined company if the Merger with C3J is completed.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Industry” are generally expected to apply to the combined company if the Merger with C3J is completed.

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

As of December 31, 2018, we had outstanding common warrants to purchase an aggregate of 26,961,187 shares of our common stock at a weighted-average exercise price of $1.08 per share, which includes 1,175,000 of pre-funded warrants, each exercisable for one share of our common stock at an aggregate purchase price per share of $0.39, of which $0.38 per share was pre-funded at the closing of our October 2018 public offering. If the Merger with C3J is consummated, we will be required to repurchase outstanding warrants exercisable for an aggregate of 274,879 shares of AmpliPhi common stock concurrently with the closing of the Merger, at an estimated aggregate repurchase price of approximately $38,000. We also had outstanding options to exercise 1,150,065 shares of our common stock at a weighted-average exercise price of $3.08 per share. Following the completion of our underwritten public offering in October 2018 in which we sold shares of our common stock at a price of $0.39 per share, the exercise price of warrants outstanding at September 30, 2018 and exercisable for 168,498 shares of our common stock was reduced from $0.57 per share to $0.32 per share in accordance with an exercise price adjustment feature contained in such warrants. The exercise price of such warrants is subject to further reduction in the future in connection with certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Certain warrants outstanding that were issued in connection with the June 2016 Financing and November 2016 Financing are required to be settled in cash upon the closing of the Merger. Total cash consideration is not expected to be significant and will be paid from our existing cash resources at the time of settlement.

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

Risks Related to the Combined Company

The risks described above under the heading “Risks Related to Our Common Stock” are generally expected to apply to the combined company if the Merger with C3J is completed.

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

Holders of Common Stock

As of March 8, 2019, there were 89 holders of record of our common stock. As of such date, there were 32,294,008 shares of our common stock outstanding.

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

The selected consolidated financial data set forth below as of December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2018	2017
Statement of Operations Data:
Revenue	$-	$115,000
Loss from operations	$(12,524,000)	$(16,156,000)
Net loss	$(12,110,000)	$(12,838,000)
Net loss per share, basic	$(0.64)	$(2.01)
Net loss per share, diluted	$(0.64)	$(2.18)
Shares used in computing net loss per share, basic	18,980,796	6,387,425
Shares used in computing net loss per share, diluted	19,059,895	6,574,117

	As of December 31,
	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$8,157,000	$5,132,000
Working capital	5,836,000	3,417,000
Total assets	11,887,000	11,138,000
Total liabilities	3,413,000	3,407,000
Accumulated deficit	(406,316,000)	(394,206,000)
Total stockholders’ equity	$8,474,000	$7,731,000

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have two product candidates, AB-SA01 and AB-PA01 for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections, respectively. Our interest and ability to advance these two product candidates through clinical development depend on the availability of outside funding. In the fourth quarter of 2018, we determined that we would focus on the AB-SA01 research program and accordingly, we concluded that the AB-PA01 IPR&D asset were fully impaired as of December 31, 2018, due to continued compressed market capitalization of the Company, and limited funding availability. We recorded an impairment charge of approximately $1.9 million within operating expenses of the consolidated statement of operations for the year ended December 31, 2018, offset by an income tax benefit of $328,000. Furthermore, there was no impairment of our AB-SA01 IPR&D asset in December 2018 and we anticipate to advance the AB-SA01 program into phase 2 clinical trials in 2019.

We have two product candidates, AB-SA01 and AB-PA01 for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA, and Pseudomonas aeruginosa, or P. aeruginosa, infections, respectively. Our interest and ability to advance these two product candidates through clinical development depend on the availability of outside funding. In the fourth quarter of 2018, we considered the clinical development timelines for both the AB-SA01 and AB-PA01 development programs and concluded that since the AB-SA01 program is further advanced in the development process, the AB-SA01 program will continue to be advanced and the AB-PA01 program will not be pursued in the near term. Accordingly, the Company determined that the AB-PA01 IPR&D asset was fully impaired as of December 31, 2018. We recorded an impairment charge of approximately $1.9 million within operating expenses of the consolidated statement of operations for the year ended December 31, 2018, offset by an income tax benefit of $328,000. Furthermore, there was no impairment of our AB-SA01 IPR&D asset in December 2018 and we anticipate to advance the AB-SA01 program into phase 2 clinical trials in 2019.

Under existing single-patient expanded access guidelines (also referred to as “compassionate use”), established by the regulatory agencies, we have provided targeted phage therapies to patients suffering from severe antibiotic-resistant infections who have failed prior antibiotic therapies. We believe this strategic approach not only provides potential benefit to patients who have few or no other acceptable therapeutic options, but also generates the clinical and microbiological data from these cases that we expect to support the potential validation of the clinical utility of phage therapy, identify the most promising indications for further clinical development of our AB-SA01 product candidates for S. aureus , define optimal treatment regimens, and inform our discussions with the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in 2018 or later on defining a potential path to market approval. We are initially making targeted phage therapies available under the appropriate regulatory expanded access guidelines in the United States and in Australia, where we collaborate with select leading hospitals and key infectious disease physician opinion leaders to identify eligible patients. We believe that the United States and Australia have favorable regulatory frameworks and clinical expertise with respect to treating patients under single-patient expanded access guidelines.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through December 31, 2018, we have received approximately $71.3 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of December 31, 2018, we had an accumulated deficit of $406.3 million, $90.8 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

On January 12, 2018, we completed a registered public offering of 4,000,000 shares of common stock at an offering price of $1.00 per share, for aggregate gross proceeds of $4.0 million. We received net proceeds from the offering of approximately $3.4 million, after deducting placement agent fees and other offering expenses. On March 22, 2018, we completed a registered direct offering of 2,743,640 shares of common stock at an offering price of $1.10 per share, for aggregate gross proceeds of $3.0 million. We received net proceeds from the offering of approximately $2.8 million, after deducting placement agent fees and other offering expenses. On October 16, 2018, we completed an underwritten public offering and sold 14,875,000 shares of our common stock and 2,125,000 pre-funded warrants to purchase common stock, and common stock warrants to purchase 17,500,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common stock warrant was $0.40. The combined price to the public for each pre-funded warrant and accompanying common stock warrant was $0.39. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common stock warrants are exercisable at a price of $0.40 per share of common stock, and will expire five years from the date of issuance. We received net proceeds from the offering of approximately $5.8 million, after deducting the underwriting discount and commissions and other offering expenses payable by us.

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

Recent Events

On January 3, 2019, we entered into an Agreement and Plan of Merger and Reorganization, which included the proposed business combination (“Merger”) of the C3J, a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials and Ceres Merger Sub, Inc, a wholly owned subsidiary of AmpliPhi, with C3J as the surviving company, subject to shareholder approval.

At the effective time of the Merger, we anticipate that each share of C3J common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 0.6892 shares of AmpliPhi common stock, subject to adjustment to account for a reverse split of AmpliPhi common stock at a reverse split ratio of between1-for-3 and 1-for-20, inclusive, to be determined by AmpliPhi’s board of directors and to be implemented prior to the consummation of the Merger.

Immediately following the Merger, the former C3J security holders will own approximately 70% of the aggregate number of shares of AmpliPhi common stock and the security holders of AmpliPhi as of immediately prior to the Merger will own approximately 30% of the aggregate number of shares of AmpliPhi common stock on a fully diluted basis.

In addition, on February 5, 2019, certain existing C3J shareholders executed a Share Purchase Agreement with us pursuant to which the shareholders agreed, subject to the satisfaction of customary closing condition, to purchase $10.0 million in common stock of the combined company upon the closing of the Merger at a price per share equal to (i) $40.0 million, divided by (ii) the total number of shares of our common stock outstanding on a fully diluted, as-converted basis, assuming the conversion, exercise or settlement of all outstanding options, warrants, and restricted stock units as of immediately after the effective time of the Merger, but excluding (A) any shares of common stock issuable pursuant to the Share Purchase Agreement and (B) any shares of our common stock reserved for issuance under any equity incentive plan, stock option plan or similar arrangement but for which awards have not yet been granted as of the effective time of the Merger and (C) any shares of common stock issuable in connection with out-of-the-money options and out-of-the-money warrants. Based on our and C3J’s respective current capitalizations, we expect the purchase price per share to be approximately $0.36.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

For the years ended December 31, 2018 and 2017, we recognized revenues related to sub-licensing agreements from our former gene therapy program of $0 and $115,000, respectively. The decrease of $115,000 was attributable to the termination of a sublicense agreement in 2017.

Research and Development

Research and development expenses for the year ended December 31, 2018 were $4.9 million compared to $2.9 million for the year ended December 31, 2017. During 2018 and 2017, we received tax incentive payments of approximately $1.2 million and $2.0 million, respectively, from the Australian tax authority. Such tax incentive payments were based on eligible research and development expenditures incurred by our Australian subsidiary and were recorded as an offset to research and development expense. For the years ended December 31, 2018 and 2017, research and development expenses, excluding any benefit from tax incentive payments, were $6.1 million and $4.9 million, respectively. The increase of $1.2 million was primarily related to a $0.7 million increase in clinical activities and related professional and consulting expenses, a $0.2 million increase in salary expenses, and $0.3 million increase in lab supplies.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 were $5.7 million compared to $7.6 million for the year ended December 31, 2017. The $1.9 million decrease was primarily attributable to $0.5 million in severance costs incurred in 2017, $0.2 million decrease in non-cash stock-based compensation, a $0.4 million decrease in legal, investor relations and other professional and consulting fees, a $0.2 million decrease in incentive compensation and a $0.5 million non-cash charge in 2017 related to the fair value of 523,210 shares of common stock issued to the shareholders who were party to the Common Stock Issuance Agreement.

Impairment Charges

Impairment charges related to our in-process research and development (IPR&D) assets were $1.9 million and $5.8 million for the year ended December 31, 2018 and 2017, respectively. In the second quarter of 2017, we performed an interim IPR&D impairment test and determined that IPR&D assets were impaired, specifically assets related to our Staphylococcal and Pseudomonas programs. Due to this impairment, we recorded an impairment charge of $5.8 million, offset by a related income tax benefit of $1.3 million, in the second quarter of 2017. In the fourth quarter of 2018, we considered the clinical development timelines for both the AB-SA01 and AB-PA01 development programs. We concluded that since the AB-SA01 program is further advanced in the development process, the AB-SA01 program will continue to be advanced and the AB-PA01 program will not be pursued in the near term. As we are not actively pursuing the AB-PA01 program, we have recorded an impairment charge of approximately $1.9 million within operating expenses of the consolidated statement of operations in the fourth quarter of 2018, offset by an income tax benefit of $328,000. As of December 31, 2018, our IPR&D assets had a remaining book value of $2.8 million for the Staphylococcal program.

Other Expense

For the year ended December 31, 2018, we recorded a net gain of $86,000 related to the change in fair value of our derivative liabilities, warrants issued in the November 2016 and June 2016 financings, and the net gain was primarily attributable in part to a decline in our common stock price for the period of measurement.

For the year ended December 31, 2017, we recorded a net gain of $2.0 million related to the change in fair value of our derivative liabilities. The net gain was primarily related to the $1.7 million decrease in fair value of our derivative liability for warrants issued in November 2016 which was attributable in part to a decline in our common stock price for the period of measurement.

Income Taxes

The income tax benefit was $0.3 million and $1.3 million for the year ended December 31, 2018 and 2017, respectively. The income tax benefit is related to a reduction of the existing deferred tax liability as a result of a $1.9 million and $5.8 million impairment charge for our IPR&D assets discussed above.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception, had negative operating cash flows and had an accumulated deficit of $406.3 million as of December 31, 2018, $90.8 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $8.2 million and $5.1 million at December 31, 2018 and 2017, respectively. We believe our existing cash resources, will be sufficient to fund our planned operations into mid-2019. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $9.4 million, as compared to $9.2 million for the year ended December 31, 2017. Total non-cash adjustments to net loss was $2.4 million and $4.1 million for the year ended December 31, 2018 and 2017, respectively. Total changes in operating assets and liabilities resulted in an increase of $0.3 million and a reduction of $0.5 million in cash used in operations activities for the year ended December 31, 2018 and 2017, respectively.

Investing activities

Net cash used in investing activities was $44,000 and $58,000 for the years ended December 31, 2018 and 2017, respectively, and was attributable to purchases of property and equipment.

Financing activities

Cash provided by financing activities was $12.5 million for the year ended December 31, 2018 and was primarily comprised of 1) net cash proceeds of $5.8 million from the October 2018 underwritten public offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses related to the offering of approximately $1.0 million, 2) net cash proceeds of $6.2 million from our January 2018 and March 2018 offerings of common stock, after deducting offering costs paid of approximately $0.9 million, and 3) $0.2 million from the exercise of warrants for common stock.

Cash provided by financing activities was $8.7 million for the year ended December 31, 2017 and was primarily comprised of 1) net proceeds of $9.4 million from the May 2017 underwritten public offering of common stock, pre-funded warrants and common warrants to purchase common stock, after deducting the underwriting discount and commissions and other expenses related to the offering of approximately $1.2 million, and 2) payment of $0.8 million repayment of our note payable.

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

We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financings;
•	collaborative arrangements or strategic financings;
•	licensing arrangements;
•	Public or private debt; and
•	government contracts or grants.

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

We considered the clinical development timelines for both the AB-SA01 and AB-PA01 development programs. The Company concluded in the fourth quarter of 2018 that since the AB-SA01 program is further advanced in the development process, the AB-SA01 program will continue to be advanced and the AB-PA01 program will not be pursued in the near term. As we are not actively pursuing the AB-PA01 program, the Company has recorded an impairment charge of approximately $1.9 million within operating expenses of the consolidated statement of operations in the fourth quarter of 2018.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of our common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant by grant basis, to use the expected term or the contractual term of the option award. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

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

Warrant and Preferred Shares Conversion and Dilutive Financing Features

We account for warrants and preferred shares conversion and dilutive financing features in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. We estimate the fair value of liability-classified instruments using a Black-Scholes valuation model which require us to develop assumptions and inputs that have significant impact on such valuations. As a result of the revaluation of these liabilities to fair value at each reporting date, we recognized gains of $86,000 and $2.0 million for the years ended December 31, 2018 and 2017, respectively, recorded as a component of other expenses in the consolidated statements of operations.

JOBS Act

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000-23930), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

AMPLIPHI BIOSCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AmpliPhi Biosciences Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmpliPhi Biosciences Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 25, 2019

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$8,157,000	$5,132,000
Prepaid expenses and other current assets	251,000	253,000
Total current assets	8,408,000	5,385,000
Property and equipment, net	503,000	816,000
In-process research and development	2,731,000	4,661,000
Acquired patents, net	245,000	276,000
Total assets	$11,887,000	$11,138,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$2,572,000	$1,968,000
Total current liabilities	2,572,000	1,968,000
Derivative liabilities	22,000	292,000
Deferred tax liability	819,000	1,147,000
Total liabilities	3,413,000	3,407,000

Commitments and Contingencies (Note 8)

Stockholders’ equity

Common stock, $0.01 par value; 217,000,000 authorized and 32,294,008 shares issued and outstanding at December 31, 2018; 67,000,000 authorized and 9,498,928 shares issued and outstanding at December 31, 2017	323,000	95,000
Additional paid-in capital	414,467,000	401,842,000
Accumulated deficit	(406,316,000)	(394,206,000)
Total stockholders’ equity	8,474,000	7,731,000
Total liabilities and stockholders’ equity	$11,887,000	$11,138,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017

Revenue	$-	$115,000
Operating expenses
Research and development	4,892,000	2,881,000
General and administrative	5,702,000	7,590,000
Impairment charges	1,930,000	5,800,000
Total operating expenses	12,524,000	16,271,000
Loss from operations	(12,524,000)	(16,156,000)
Other expense
Change in fair value of derivative liabilities	86,000	2,010,000
Other expense, net	-	6,000
Total other income (expense), net	86,000	2,016,000
Loss before income taxes	(12,438,000)	(14,140,000)
Income tax benefit	328,000	1,302,000
Net loss	(12,110,000)	(12,838,000)
Per share information:
Net loss per share, basic	$(0.64)	$(2.01)
Weighted average shares outstanding, basic	18,980,796	6,387,425
Net loss per share, diluted	$(0.64)	(2.18)
Weighted average shares outstanding, diluted	19,059,895	$6,574,117

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Stockholders’ Equity

	Stockholders' Equity
	Common Stock
			Additional		Total
			Paid-	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2016	1,648,751	$16,000	$391,067,000	$(381,360,000)	$9,723,000
Cumulative effect adjustment from adoption of ASU 2016-09	-	-	8,000	(8,000)	-
Common stock and pre-funded warrants issued in May 2017 financing, net of offering costs	7,067,419	71,000	9,282,000	-	9,353,000
Warrants exercised	226,664	2,000	128,000	-	130,000
Warrant derivative liability reclasssified to equity due to exercise of warrants	-	-	119,000	-	119,000
Dilutive financing derivative liability reclassified to equity upon common stock issued pursuant to anti-dilution rights	28,684	1,000	21,000	-	22,000
Common stock issued pursuant to anti-dilution rights	523,210	5,000	514,000	-	519,000
Common stock issued under the employee stock purchase plan	4,200	-	3,000	-	3,000
Stock-based compensation	-	-	700,000	-	700,000
Net loss	-	-	-	(12,838,000)	(12,838,000)
Balances, December 31, 2017	9,498,928	95,000	401,842,000	(394,206,000)	7,731,000
Common stock issued in registered public financings, net of offering costs	6,743,640	67,000	6,091,000	-	6,158,000
Common stock and pre-funded warrants issued in October 2018 financing, net of offering costs	15,825,000	159,000	5,671,000	-	5,830,000
Warrants exercised	217,400	2,000	196,000	-	198,000
Warrant derivative liability reclasssified to equity due to exercise of warrants	-	-	184,000	-	184,000
Common stock issued under the employee stock purchase plan	9,040	-	5,000	-	5,000
Stock-based compensation	-	-	478,000	-	478,000
Net loss	-	-	-	(12,110,000)	(12,110,000)
Balances, December 31, 2018	32,294,008	$323,000	$414,467,000	$(406,316,000)	$8,474,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Operating activities:
Net loss	$(12,110,000)	$(12,838,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(86,000)	(2,010,000)
Stock-based compensation	478,000	700,000
Depreciation	358,000	343,000
Amortization of patents	31,000	31,000
Impairment charges	1,930,000	5,800,000
Deferred taxes	(328,000)	(1,302,000)
Charge for common stock issuance	-	519,000
Other non-cash adjustments, net	-	22,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,000	381,000
Accounts payable and accrued liabilities	343,000	(838,000)
Net cash used in operating activities	(9,382,000)	(9,192,000)
Investing activities:
Purchases of property and equipment	(44,000)	(58,000)
Net cash used in investing activities	(44,000)	(58,000)
Financing activities:
Proceeds from sale of common stock and related warrants, net of offering costs	12,248,000	9,353,000
Proceeds from exercises of warrants	198,000	130,000
Proceeds from stock issuances under employee stock purchase plan	5,000	3,000
Principal payments on note payable	-	(815,000)
Net cash provided by financing activities	12,451,000	8,671,000
Net increase (decrease) in cash and cash equivalents	3,025,000	(579,000)
Cash and cash equivalents, beginning of period	5,132,000	5,711,000
Cash and cash equivalents, end of period	$8,157,000	$5,132,000
Supplemental schedule of non-cash financing activities:
Offering costs included in accounts payable	$260,000	$-
Property and equipment included in accounts payable	-	39,000

The accompanying notes are an integral part of these consolidated financial statements.

AmpliPhi Biosciences Corporation

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

AmpliPhi Biosciences Corporation (the “Company”) was incorporated in the state of Washington in 1989 under the name Targeted Genetics Corporation. In February 2011, Targeted Genetics Corporation changed its name to AmpliPhi Biosciences Corporation. The Company is dedicated to developing novel antibacterial therapies called bacteriophage (“phage”). Phages are naturally occurring viruses that preferentially bind to and kill their bacterial targets.

As discussed in more details in Note 13, Subsequent Events, in January 2019, the Company announced that it entered into a merger agreement with C3J Therapeutics, Inc. (“C3J”), a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials in an all-stock transaction, subject to shareholder approval. In addition, certain existing C3J shareholders have committed to invest $10 million in the combined company, subject to customary conditions.

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

As of December 31, 2018, the Company had cash and cash equivalents of $8.2 million. Considering the Company’s current cash resources, management believes the Company’s existing resources, without considering any effect of the pending merger with C3J and related financing, will be sufficient to fund the Company’s planned operations into mid-2019. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2018.

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

During the fourth quarter ended December 31, 2018, the Company considered the development timelines for both the AB-SA01 and AB-PA01 development programs. The Company concluded that as the AB-SA01 program is further advanced in the development process, this program will continue to be advanced and the AB-PA01 program will not be pursued in the near term. The Company also performed the annual evaluation of its IPR&D assets for impairment in the fourth quarter of 2018. The impairment analysis considered the Company’s focus on the AB-SA01 product candidate, and the resulting impact on the AB-PA01 development timeline, which resulted in the conclusion that the IPR&D assets related to its AB-PA01 Pseudomonas phage program was impaired in full. An impairment charge of approximately $1.9 million was recorded within operating expenses of the consolidated statement of operations for the year ended December 31, 2018, offset by an income tax benefit of $0.3 million. In addition, the Company performed a quantitative analysis of the fair value of its Staphylococcal phage program as of December 31, 2018, using a net present value model of projected income and expenses and a discount rate of 19.4%. Based on this analysis, the fair value of the Staphylococcal phage program was greater than its carrying value as of December 31, 2018. Consequently, no impairment was noted for the IPR&D assets related to the Staphylococcal phage program.

During the second quarter of 2017, the Company determined there was an indicator of impairment of IPR&D assets and an interim test for impairment was performed. As a result of the test, the Company recognized an impairment charge of $5.8 million during the second quarter of 2017, offset by a related income tax benefit of $1.3 million, related to its Staphylococcal and Pseudomonas programs. The impairment charge was included as a component of operating expense in the consolidated statements of operations for the year ended December 31, 2017. The carrying amount of the Staphylococcal and Pseudomonas programs after the impairment charge was $2.8 million and $1.9 million, respectively. There was no impairment existed for IPR&D assets as of December 31, 2017.

Patent Costs

Patent costs, accounted for as intangible assets with definite lives, were acquired by the Company through business combinations. These patent costs are recorded at fair value and are amortized using the straight-line method over their estimated useful lives. As of December 31, 2018, the gross amount of patent assets was $493,000 with accumulated amortization of $248,000. Annual patent amortization expense for the next five years and thereafter are estimated as follows:

Patent
Amortization
2019	31,000
2020	31,000
2021	31,000
2022	31,000
2023	31,000
Thereafter through December 2026	90,000
Total patent amortization expense	$245,000

Stock-Based Compensation

Compensation expense related to stock options granted to employees and non-employees is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Accounting for Warrants and Preferred Shares Conversion and Dilutive Financing Features

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

Revenue Recognition

The Company generates revenue from sub-licensing agreements from its former gene therapy program. Revenue under technology licenses typically consists of nonrefundable, up-front license fees, technology access fees, royalties on product sales, and various other payments. The Company classifies advance payments received in excess of amounts earned, if any, as deferred revenue. The Company does not currently have any contracts with customers as stipulated within ASC 606, Revenue from Contracts with Customers.

Research and Development Costs

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, salaries, costs of outside collaborators and outside services, allocated facility, occupancy and utility expenses, which are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. The Company received AU Tax Rebates of approximately $1.2 million and $2.0 million during the third quarter of 2018 and third quarter of 2017, respectively, and such rebates have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits related to its domestic research tax credits of approximately $1.7 million and $2.1 million, respectively.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants, and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss available to common stockholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2015, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and mandates a modified retrospective transition method with practical expedients available. The Company plans to implement the guidance on January 1, 2019 using a modified retrospective transition basis for leases existing as of the period of adoption. The Company plans to utilize the practical expedients to carry forward its historical assessment of whether existing agreements are or contain a lease and the classification of the Company’s existing lease arrangements. Although the Company has not fully completed assessing the impact of the adoption of this standard, the Company expects that its real-estate operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in an increase in the assets and liabilities of the consolidated balance sheet. The Company expects that the adoption will have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance removes, modifies and adds to certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This new guidance will be effective for the company as of January 1, 2020. The Company plans to adopt this ASU as of January 1, 2020 and does not anticipate the adoption will have a material impact on its consolidated financial position or results of operations.

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

The recurring fair value measurements of the Company’s derivative liabilities at December 31, 2018 and 2017 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
December 31, 2018
Liabilities
June 2016 offering warrant liability	$-	$-	$1,000	$1,000
November 2016 offering warrant liability	-	-	21,000	21,000
Total liabilities	$-	$-	$22,000	$22,000

December 31, 2017
Liabilities
June 2016 offering warrant liability	$-	$-	$32,000	$32,000
November 2016 offering warrant liability	-	-	260,000	260,000
Total liabilities	$-	$-	$292,000	$292,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	November 2016
	Offering	Offering	Total
	Warrant	Warrant	Derivative
	Liability	Liability	Liabilities
Balance, December 31, 2017	$32,000	$260,000	$292,000
Changes in estimated fair value	(31,000)	(55,000)	(86,000)
Exercised warrants	-	(184,000)	(184,000)
Balance, December 31, 2018	$1,000	$21,000	$22,000

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

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Year Ended
	December 31,
	2018	2017
Basic and diluted net loss per share calculation:
Net loss, basic	$(12,110,000)	$(12,838,000)
Change in fair value of November 2016 warrants	(55,000)	(1,524,000)
Net loss, diluted	$(12,165,000)	$(14,362,000)
Weighted average shares outstanding, basic	18,980,796	6,387,425
Net loss per share, basic	$(0.64)	$(2.01)
Weighted average shares outstanding, diluted	19,059,895	6,574,117
Net loss per share, diluted	$(0.64)	$(2.18)

The $1,524,000 change in fair value of November 2016 warrants for the year ended December 31, 2017 represented a net gain from reduction in the fair value of the warrants starting in April 2017 when the warrants became in the money from exercise price downward adjustments made through December 31, 2017. The dilutive effect of the November 2016 warrants on net loss per share of common stock (diluted) reflects these exercise price adjustments.

The following outstanding securities at December 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2018 and 2017, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2018	2017
Options	1,150,065	1,115,865
Warrants	26,961,187	8,225,087
Total	28,111,252	9,340,952

6. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2018	2017
Laboratory equipment	$1,771,000	$1,727,000
Office and computer equipment	72,000	71,000
Leasehold improvements	188,000	188,000
Total	2,031,000	1,986,000
Less: accumulated depreciation and amortization	(1,528,000)	(1,170,000)
Property and equipment, net	$503,000	$816,000

Depreciation expense totaled $358,000 and $343,000 for the years ended December 31, 2018 and 2017, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2018	2017
Accounts payable	$729,000	$578,000
Accrued compensation	1,352,000	1,050,000
Other accrued expenses	453,000	302,000
Dividends payable	38,000	38,000
	$2,572,000	$1,968,000

7. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2018	2017
United States	$(7,221,000)	$(6,934,000)
Foreign	(5,217,000)	(7,206,000)
Total	$(12,438,000)	$(14,140,000)

The benefit from income taxes consisted of the following components:

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	(328,000)	(1,302,000)
	(328,000)	(1,302,000)
Total	$(328,000)	$(1,302,000)

The Company recorded an income tax benefit of $328,000 and $1.3 million for the year ended December 31, 2018 and 2017, respectively, related to a reduction of the existing deferred tax liability as a result of a $1.9 million and $5.8 million impairment charge to the Company’s IPR&D assets for the year ended December 31, 2018 and 2017, respectively.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$44,157,000	$44,049,000
Research and development and other tax credits, net	2,523,000	3,109,000
Stock-based compensation	272,000	188,000
Other	196,000	165,000
	47,148,000	47,511,000
Valuation allowance	(47,148,000)	(47,511,000)
Total deferred tax assets	-	-

Deferred tax liabilities:
In-process research and development	(819,000)	(1,147,000)
Total deferred tax liabilities	$(819,000)	$(1,147,000)

At December 31, 2018, the Company had federal net operating loss (“NOL”) carryforwards of approximately $197.1 million, of which $10.3 million will expire in 2019 unless utilized. Of the remaining carryforwards, $180.5 million will expire in tax years 2020 through 2037. The NOL’s generated in tax years 2018 and forward will carry forward indefinitely, but the deductibility of such federal net operating losses is limited. The Company had state NOL carryforwards of $7.2 million which will begin to expire in 2032. The Company had foreign NOL carryforwards of $10.0 million as of December 31, 2018, $0.9 million of which was generated in 2018. At December 31, 2018, the Company had federal research and development (“R&D”) tax credit carryforwards of approximately $2.5 million, net of a reserve for uncertain tax positions of $1.7 million. The R&D tax credit carryforwards will begin to expire in tax years 2019 through 2031, unless previously utilized. The NOL and tax credit carryforwards may be further subject to the application of Section 382 of the Internal Revenue Code of 1986 (the “Code”) as discussed further below. The Company has provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2018	2017

U.S. federal statutory income tax rate	21.0%	34.0%
Adjustments for tax effects of:
Fair value of derivative liabilities	0.2%	3.6%
Foreign rate differential	0.3%	(4.4)%
Stock-based compensation	(0.3)%	(1.0)%
State taxes, net of federal benefit	0.3%	(1.7)%
Australia refundable R&D tax offset	(4.6)%	(2.4)%
NOL and credit expiration	(20.3)%	-%
Effect of change in statutory tax rates	(0.3)%	(184.2)%
Change in reserve of uncertain tax positions	3.2%	-%
Change in valuation allowance	3.4%	170.9%
All other	(0.1)%	(5.6)%
Effective income tax rate	2.8%	9.2%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act” or the “Act”)) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Shortly after enactment, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the Tax Reform Act’s impact. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting relating to the Act. To the extent that a company’s accounting for Tax Reform-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. As a result of the Tax Reform Act, the Company recorded additional tax expense of $26.0 million during the year ended December 31, 2017, however, this amount was fully offset by a valuation allowance and no net income tax expense or benefit was recorded in the consolidated financial statements. This net tax expense of $0 represents a provisional amount and was the Company’s best estimate. The Company did not record any deemed repatriation tax on unremitted foreign Earnings and Profits (“E&P”) due to the accumulated and projected current deficit in foreign E&P for the year ended December 31, 2017. As of December 31, 2018, the Company has completed its evaluation of the potential impacts of the Tax Reform Act and there was no change to the Company’s previous analysis.

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

The Company has unrecognized tax benefits of approximately $1.7 million related to its federal R&D tax credits as of December 31, 2018. The credits are subject to a valuation allowance and thus, any change to the uncertain tax position reserve would not result in an income tax benefit or expense.

The Company is subject to U.S. federal tax examinations by tax authorities for the years 1998 to 2017 due to the fact that NOL carryforwards exist going back to 1998 that may be utilized on a current or future year tax return.

The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalties. The Company does not expect its unrecognized tax benefits will change significantly over the next twelve months.

8. Commitments and Contingencies

Operating Leases

Under the terms of month-to-month subleases, the Company pays monthly rent of $5,000 for its principal corporate offices in San Diego, California and monthly rent of approximately $4,000 for lab space in Brookvale, Australia. The Company leases lab space in Richmond, Virginia and lab and office space in Ljubljana, Slovenia under operating leases that expire in August 2019 and February 2023, respectively. The operating leases have extension provisions which may be elected at the option of the Company. Rent expense under the Company’s leases was $210,000 and $208,000 for the years ended December 31, 2018 and 2017, respectively.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2018, are as follows:

Operating
Leases
2019	81,000
2020	67,000
2021	67,000
2022	67,000
2023	11,000
Total minimum lease payments	$293,000

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

9. Capital Stock and Warrants

On December 17, 2018, the Company’s shareholders approved to amend the amended and restated articles of incorporation to increase the number of authorized shares of our common stock from 67,000,000 to 217,000,000.

Underwritten Public Offerings of Common Stock, Pre-funded Warrants and Warrants

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

On October 16, 2018, the Company completed an underwritten public offering and sold 14,875,000 shares of its common stock and 2,125,000 pre-funded warrants to purchase common stock, and common warrants to purchase 17,500,000 shares of common stock. The combined price to the public for each share of common stock and accompanying common warrant was $0.40. The combined price to the public for each pre-funded warrant and accompanying common warrant was $0.39. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $0.40 per share of common stock, and will expire five years from the date of issuance. The Company received net proceeds from the offering of approximately $5.8 million, after deducting the underwriting discount and commissions and other offering expenses payable by the Company. The Company evaluated the pre-funded warrants and common warrants issued in the October 2018 offering and determined that the warrants should be classified as equity instruments.

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

Warrants

At December 31, 2018, outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding		Exercise		Expiration
Warrants		Price		Date

16,984		$120.00		March 1, 2019
41,872		$107.50		March 16, 2020
31,519		$40.50		March 31, 2021
106,381		$22.50		June 3, 2021
168,498		$0.32	(1)	November 22, 2021
7,920,933		$1.50		May 10, 2022
17,500,000		$0.40		October 15, 2023
1,175,000	(2)	$0.01		October 15, 2023
26,961,187

(1)	Exercise price of these warrants was reduced from $0.57 to $0.32 per share in connection with the October 2018 Financing. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in an exercise price adjustment provision in the warrant agreements.

(2)	In connection with the October 2018 Financing, the Company issued pre-funded warrants to purchase a total of 2,125,000 shares of the Company’s common stock for $0.01 a share, out of which 950,000 shares were exercised as of December 31, 2018, and warrants to purchase 1,175,000 shares of the Company’s common stock remained outstanding as of December 31, 2018.

During the year ended December 31, 2018, warrants to purchase 217,400 shares of the Company’s common stock, originally issued in connection with the November 2016 and May 2017 public offerings, were exercised for proceeds to the Company of $198,000. During the year ended December 31, 2017, warrants to purchase 226,664 shares of the Company’s common stock, which were issued in connection with the November 2016 financing, were exercised for proceeds to the Company of $130,000. During the year ended December 31, 2018, warrants to purchase 28,331 shares of the Company’s common stock expired. During the year ended December 31, 2017, warrants to purchase 17,683 shares of the Company’s common stock, originally issued in 2013 and 2015, were forfeited. The weighted average exercise price of outstanding warrants to purchase common stock at December 31, 2018 was $1.08 per share.

10. Stock-based Compensation

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

The Company estimates the fair value of stock options with performance and service conditions on the date of grant using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model are presented below:

	Year ended December 31,
	2018	2017
Risk-free interest rate	2.74 to 2.99%	1.27 to 2.36%
Expected volatility	121 to 126%	117 to 144%
Expected term (in years)	6.02	2.0 to 9.1
Expected dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant by grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Stock options issued to non-employees other than directors are accounted for at their estimated fair values measured at the grant date using the Black-Scholes valuation model. The stock-based compensation expense related to the grant of stock options to non-employees was not significant for the years ended December 31, 2018 and 2017.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2018	2017

Research and development	$326,000	$171,000
General and administrative	152,000	529,000
Total stock-based compensation	$478,000	$700,000

Stock option transactions during the years ended December 31, 2018 and 2017 are presented below:

	Options Outstanding
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2016	74,890	$64.50	8.65
Granted	1,070,572	1.22
Forfeited/Cancelled	(29,597)	87.87
Outstanding at December 31, 2017	1,115,865	3.17	8.98
Granted	37,500	1.18
Forfeited/Cancelled	(3,300)	11.54
Outstanding at December 31, 2018	1,150,065	$3.08	8.03	$-
Vested and expected to vest at December 31, 2018	864,952	$3.79	7.78	$-
Exercisable at December 31, 2018	402,642	$5.86	6.73	$-

The aggregate intrinsic value of options at December 31, 2018 is based on the Company’s closing stock price on that date of $0.21 per share. As of December 31, 2018, there was $630,000 of total unrecognized stock-based compensation expense related to unvested stock options and the weighted average period over which this cost is expected to be recognized is approximately 2.0 years.

Shares Reserved For Future Issuance

As of December 31, 2018, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,150,065
Employee stock purchase plan	46,472
Available for future grants under the 2016 Plan	446,226
Warrants	26,961,187
Total shares reserved	28,603,950

11. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company made matching contributions to the 401(k) plan of $2,000 and $12,000 for the years ended December 31, 2018 and 2017, respectively, and the contributions were recorded to operating expense in the consolidated statements of operations.

12. Related Party

On March 22, 2018, the Company completed a registered direct offering of 2,743,640 shares of its common stock at a price of $1.10 per share, including 181,820 shares sold to One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”). Two members of the Company’s board of directors are affiliated with One Funds.

The Company incurred travel reimbursement expenses of approximately $50,000 and $22,000 payable to Biosciences Managers during the year ended December 31, 2018 and 2017, respectively. Two members of the Company’s board of directors serve as managing directors of Biosciences Managers.

During the year ended December 31, 2017, the Company issued 110,772 shares of common stock to One Funds Management Limited as Trustee for One Funds in connection with the CSIA Amendment (See Note 9). Two members of the Company’s board of directors are affiliated with One Funds.

13. Subsequent Events

On January 3, 2019, the Company and C3J Therapeutics Inc. (“C3J”), a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials entered into an Agreement and Plan of Merger and Reorganization, which included the proposed business combination (“Merger”) of the C3J and Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, with C3J as the surviving company, subject to shareholder approval.

At the effective time of the Merger, the Company anticipates that each share of C3J common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 0.6892 shares of AmpliPhi common stock, subject to adjustment to account for a reverse split of AmpliPhi common stock at a reverse split ratio of between 1-for-3 and 1-for-20, inclusive, to be determined by AmpliPhi’s board of directors and to be implemented prior to the consummation of the Merger.

Immediately following the Merger, the former C3J security holders will own approximately 70% of the aggregate number of shares of AmpliPhi common stock and the security holders of AmpliPhi as of immediately prior to the Merger will own approximately 30% of the aggregate number of shares of AmpliPhi common stock on a fully diluted basis.

On February 5, 2019, certain existing C3J shareholders executed a Share Purchase Agreement with the Company pursuant to which the shareholders agreed, subject to the satisfaction of customary closing condition, to purchase $10.0 million in common stock of the combined company upon the closing of the Merger at a price per share equal to (i) $40.0 million, divided by (ii) the total number of shares of the Company’s common stock outstanding on a fully diluted, as-converted basis, assuming the conversion, exercise or settlement of all outstanding options, warrants, and restricted stock units as of immediately after the effective time of the Merger, but excluding (A) any shares of common stock issuable pursuant to the Share Purchase Agreement and (B) any shares of the common stock reserved for issuance under any equity incentive plan, stock option plan or similar arrangement but for which awards have not yet been granted as of the effective time of the Merger and (C) any shares of common stock issuable in connection with out-of-the-money options and out-of-the-money warrants. Based on the Company’s and C3J’s respective current capitalizations, the Company expects the purchase price per share to be approximately $0.36.

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

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Pursuant to the terms of the Merger Agreement between us and C3J entered into on January 3, 2019, the Merger Agreement provided that either party could terminate the Merger Agreement if the closing of the Merger had not occurred by May 3, 2019 (the “Closing Deadline”), subject to extension in certain circumstances. On March 25, 2019, we and C3J entered into an amendment to the Merger Agreement, pursuant to which the parties agreed to extend the Closing Deadline to June 1, 2019, subject to extension in certain circumstances.

The foregoing description of the amendment to the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached to this report as Exhibit 2.5.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 1, 2019.

Name	Age	Position(s)

Paul C. Grint, M.D.	61	Chief Executive Officer, Director
Steve R. Martin	58	Chief Financial Officer

Non-Employee Directors
Jeremy Curnock Cook (2) (3)	69	Chairman of the Board
Louis Drapeau (1) (2) (3)	74	Director
Michael S. Perry, Ph.D. (1) (2) (3)	59	Director
Vijay B. Samant (1)	66	Director
Wendy Johnson	66	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Non-Employee Directors

Jeremy Curnock Cook has served as a member of our board of directors since July 1995 and as Chairman of the board of directors since February 1998. From September 2014 to May 2015, he served as our Interim Chief Executive Officer. Mr. Curnock Cook has served as Chairman of International Bioscience Managers Limited, a corporate and investment advisory firm, since 2000, and also currently serves as Managing Director of Bioscience Managers Pty Ltd, a medical sciences fund manager from 1987 to 2000. Mr. Cook was a director of Rothschild Asset Management Limited, a corporate and investment advisory company, and was responsible for the Rothschild Bioscience Unit. Mr. Curnock Cook founded the International Biochemicals Group in 1975, which was sold in 1985 to Royal Dutch Shell, where he served as Managing Director until 1987. He also serves as a member of the board of directors of Avita Medical Ltd, a publicly traded (ASX:AVH) medical technology company, Adherium Ltd (ASX:ADR), Rex Bionics Pty Ltd, Smart Matrix Ltd and Sea Dragon Ltd (NZX:SEA) as Alternate Director. Mr. Curnock Cook received an M.A. in natural sciences from Trinity College, Dublin. The nominating and Corporate Governance Committee and the board of directors believe that Mr. Curnock Cook’s significant experience as a board member of multiple biotechnology companies qualifies him to serve on our board of directors.

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

Michael S. Perry, D.V.M., Ph.D. has served as a member of our board of directors since November 2005. Since June 2017 Dr. Perry has served as the Chief Executive Officer of Avita Medical Ltd, a publicly traded (ASX:AVH) medical technology company, and has been a member of the board of directors of Avita Medical since February 2013. Since April of 2017 he has also served as a Managing Director of Bioscience Managers Pty Ltd., a medical sciences fund manager. From January 2016 to April 2017, Dr. Perry served as Senior Vice President and Chief Scientific Officer of Global Business Development and Licensing for Novartis AG. From September 2014 to January 2016 he served as Chief Scientific Officer for the Cell and Gene Therapy Unit of Novartis Pharmaceuticals Corporation and from October 2012 to September 2014, he served as Global Head of Stem Cell Therapy and Vice President of the Integrated Hospital Care Franchise for Novartis Pharmaceuticals Corporation. Prior to rejoining Novartis in October 2012, he was a Venture Partner with Bay City Capital, LLC, a venture capital firm, from 2005 to September 2012. While serving in this capacity, he concurrently served as President and Chief Medical Officer at Poniard Pharmaceuticals, Inc. (2009 to 2011), a publicly held drug development company, and from 2005 to 2009 Dr. Perry also served as Chief Development Officer of VIA Pharmaceuticals, Inc., a publicly held biotechnology company.  Dr. Perry served as Chairman and Chief Executive Officer of Extropy Pharmaceuticals, Inc., a privately held pediatric specialty pharmaceutical company, from 2003 to 2005. From 2002 to 2003, he served as President and Chief Executive Officer of Pharsight Corporation, a publicly held software and consulting services firm. From 2000 to 2002, he served as Global Head of Research and Development for Baxter Healthcare’s BioScience Division (now Baxalta). From 1997 to 2000, Dr. Perry served as President and Chief Executive Officer of SyStemix Inc. and Genetic Therapy Inc., both wholly-owned subsidiaries of Novartis Pharma. He served as Vice President of Regulatory Affairs for Novartis from 1994 to 1997. Prior to 1994, Dr. Perry held various management positions with Syntex Corporation (now Roche), Schering-Plough Corporation (now Merck) and BioResearch Laboratories, Inc.  Dr. Perry received a Doctor of Veterinary Medicine (DVM), a Ph.D. in Biomedical Science-pharmacology specialty and an Honours B.Sc. in physics from the University of Guelph in Ontario, Canada. He is also a graduate of the Harvard Business School International Management Forum. Dr. Perry has served as Adjunct Professor in the Gates Center for Regenerative Medicine at the University of Colorado School of Medicine, Anschutz Medical Campus and since November 2013.  He has served as a member of the board of directors of Arrowhead Pharmaceuticals since December 2011 and on the board of Gamida Cell Ltd. since May 2017. The nominating and corporate governance Committee and the board of directors believe that Dr. Perry’s substantial scientific and medical knowledge, investing experience, and operational and executive experience in the biotechnology and pharmaceutical industries qualifies him to serve on our board of directors.

Vijay B. Samant has served as a member of our board of directors since November 2015. Since November 2000, Mr. Samant has served as President and Chief Executive Officer of Vical, Inc., a developer of biopharmaceutical products for the prevention and treatment of chronic life-threatening infectious diseases. Prior to joining Vical, he had 23 years of diverse U.S. and international sales, marketing, operations, and business development experience with Merck, most recently serving as Chief Operating Officer of the Merck Vaccine Division from 1998 to 2000. Mr. Samant has been a member of the board of directors of Vical since 2000, and was a member of the board of directors of Raptor Pharmaceutical Corporation from 2011 to 2014, and was a member of the board of directors for BioMarin Pharmaceutical Inc. from 2002 to 2004. Mr. Samant was a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010, a member of the Board of Trustees for the National Foundation for Infectious Diseases from 2003 to 2012, and a member of the Board of Trustees for the International Vaccine Institute in Seoul, Korea from 2008 to 2012. Mr. Samant holds a master’s degree in management studies from the Sloan School of Management at the Massachusetts Institute of Technology, a master’s degree in chemical engineering from Columbia University, and a bachelor’s degree in chemical engineering from the University of Bombay, University Department of Chemical Technology. Mr. Samant has been an elected member of the Board of Managers of the Columbia University School of Engineering Alumni Association for the past 18 years and has also served as the chair of the prestigious Pupin medal selection committee since 1990. The nominating and corporate governance committee and the board of directors believe that Mr. Samant’s significant experience leading biopharmaceutical product development companies, as well his significant sales, marketing, operations, and business development expertise within the biotechnology and pharmaceutical industries, qualifies him to serve on our board of directors.

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2018, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements.

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

Executive Compensation

Our named executive officers for the year ended December 31, 2018, which consist of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2018 are:

•	Dr. Paul Grint, our Chief Executive Officer;
•	Steve Martin, our Chief Financial Officer; and
•	Dr. Igor Bilinsky, our former Chief Operating Officer. Dr. Bilinsky served as our Senior our Senior Vice President, Chief Operating Officer, from January 30, 2017 to January 14, 2019.

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to our named executive officers for the year ended December 31, 2018.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)		Total ($)

Paul C. Grint	2018	475,000	-	-	143,000	-		618,000
Chief Executive Officer	2017	277,083	-	154,163	50,000	18,750	(3)	499,996

Steve Martin	2018	320,000	-	-	109,000			429,000
Senior VP and Chief Financial Officer	2017	320,000	-	154,072	173,409	-		647,481

Igor P. Bilinsky	2018	350,000	-	-	-			350,000
Former Senior VP and Chief Operating Officer (2)	2017	323,525	-	201,173	183,805	-		708,503

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2017 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 10 to the consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. There were no stock-based compensation granted to our executives in 2018.

(2)	On January 14, 2019, we terminated the employment of our Chief Operating Officer, Igor P. Bilinsky, Ph.D. In connection with his termination, Dr. Bilinsky is entitled to certain severance benefits including continuation of payments totaling $350,000 in equal monthly installments for twelve months from January 14, 2019, as described below under the section titled “Potential Payments and Benefits upon Termination or Change in Control”.

(3)	Represents board of directors service retainers paid to Dr. Grint in 2017 for board services provided prior to his commencement of employment as Chief Executive Officer in May 2017.

Base Salary

The base salaries of our named executive officers, as applicable, is generally determined and approved by our board of directors, based on the recommendation of the compensation committee.

Dr. Grint’s annual base salary for 2018 and 2017 was $475,000.

Mr. Martin’s annual base salary for 2018 and 2017 was $320,000.

Dr. Bilinsky’s annual base salary for 2018 and 2017 was $350,000.

Annual Bonus

In addition to base salaries, certain of our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The performance-based bonus a named executive officer may be eligible to receive is generally based on the extent to which we achieve the specified corporate goals that our board of directors or compensation committee establishes. After the end of the year, typically in the first calendar quarter, the board of directors and/or compensation committee reviews our performance against the established corporate goals and approves the extent to which we achieved such goals. In addition, we may award a named executive officer a discretionary cash or equity bonus, if our board of directors or compensation committee determines appropriate based on the circumstances.

The board of directors and/or compensation committee generally will consider each executive officer’s individual contributions towards reaching our corporate goals and may also establish specific individual goals for our executive officers as it determines appropriate. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary based on corporate and individual performance, as applicable. Under the terms of his offer letter agreement described below, Dr. Grint was eligible to receive an annual performance-based bonus for 2018 equal to, at target, 50% of his annual salary based on our achievement of certain performance goals. Mr. Martin was eligible to receive an annual performance-based bonus for 2018 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals. Dr. Bilinsky was eligible to receive an annual performance-based bonus for 2018 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals.

Annual performance bonus amounts for 2017 and 2018 were based entirely on corporate goals relating to capital raising, management of operating costs, our clinical trial and manufacturing progress, and certain organizational achievements. In January 2019, the compensation committee reviewed the corporate performance goals for Dr. Grint and Mr. Martin and also considered other external factors impacting the valuation of the Company. Based on the evaluation of the overall 2018 results by the compensation committee the following cash bonus awards were determined: Dr. Grint $143,000 and Mr. Martin $109,000.

Dr. Bilinsky was not eligible for an annual discretionary bonus for the 2018 calendar year because his employment was terminated before bonuses were determined and calculated; however, pursuant to the terms of his separation agreement, he is eligible for a bonus payment of $50,000 if the contemplated merger with C3J Therapeutics, Inc. closes on or before June 30, 2019.

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

We have traditionally granted stock options to our named executive officers under our equity incentive plans, the terms of which are described below under “—Equity Benefit Plans.” We did not grant any stock-based awards to the Company’s executives or board of director members during 2018.

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

Mr. Martin. In January 2016, we entered into an offer letter agreement with Mr. Martin, our Senior Vice President and Chief Financial Officer. Mr. Martin’s employment under the agreement is at will and may be terminated by us or Mr. Martin at any time. Under the terms of the agreement, Mr. Martin is entitled to receive an initial annual base salary of $320,000, an annual target performance bonus of not less than 35% of his annual salary based on our achievement of certain performance objectives and an option to purchase a number of shares of our common stock equal to 1% of the number of shares of common stock outstanding on a fully-diluted basis, which was granted in January 2016.

Dr. Bilinsky. In January 2017, we entered into an offer letter agreement with Dr. Bilinsky, our Senior Vice President and Chief Operating Officer. Dr. Bilinsky’s employment under the agreement was at will and was terminable by us or Dr. Bilinsky at any time. Under the terms of the agreement, Dr. Bilinsky was entitled to receive an initial annual base salary of $350,000, an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives, an option to purchase a number of shares of our common stock equal to 1.5% of the number of shares of common stock outstanding on a fully-diluted basis, which was granted in January 2017, and an additional option to purchase a number of shares of our common stock equal to 1% of the number of shares of common stock outstanding on a fully-diluted basis following the completion of the first financing transaction following the start of employment. The financing transaction was completed in May 2017, at which time the additional stock option was granted. On January 14, 2019, we terminated the employment of Dr. Bilinsky. In connection with his termination, Dr. Bilinsky is entitled to certain severance benefits including continuation of payments totaling $350,000 in equal monthly installments for twelve months from January 14, 2019, as described below under the Section titled “Potential Payments and Benefits upon Termination or Change in Control”.

Potential Payments and Benefits upon Termination or Change in Control

Dr. Grint and Mr. Martin. Under the terms of the offer letter agreements with Dr. Grint and Mr. Martin, each of these named executive officers is entitled to receive 12 months of continued base salary if their employment with us is terminated without cause or if the executive resigns for good reason, and additionally, if such termination or resignation occurs in connection with a change in control, full acceleration of the individuals equity awards, provided that in either case the person provides us with an effective release of claims.

Dr. Bilinsky. In accordance with the terms of his offer letter agreement, upon the termination of Dr. Bilinsky’s employment on January 14, 2019 and following his delivery to us of a general release of claims, Dr. Bilinsky is entitled to continued payment of his base salary for 12 months following his termination date (totaling $350,000). In addition, we entered into a separation agreement with Dr. Bilinsky providing for (i) a payment of $50,000 if the contemplated Merger with C3J closes on or before June 30, 2019, paid on the first payroll date following the closing of the Merger and (ii) accelerated vesting of all outstanding unvested equity incentive awards as of his termination date.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by our named executive officers as of December 31, 2018.

					Equity Incentive
			Number of		Plan Awards:
	Number of		Securities		Number of
	Securities		Underlying		Securities
	Underlying		Unexercised		Underlying		Option
	Unexercised		Options		Unexercised		Exercise	Option
	Options		(#)		Unearned		Price	Expiration
Name	(#) Exercisable		Unexercisable		Options (#)		($)	Date
Dr. Grint	1,256	(1)	364	(1)	0		56.50	11/4/2025
					285,113	(2)	0.91	9/6/2027
	59,399		130,677	(1)	0		0.91	9/6/2027
	60,655		131,041

Mr. Martin	7,287	(1)	2,704	(1)	0		28.50	1/17/2026
	16,128	(3)	0		0		4.30	3/31/2021
	43,437		95,563	(1)	0		0.91	9/6/2027
	66,852		98,267

Dr. Bilinsky	11,857		12,875	(1)(4)	0		4.60	1/29/2027
	17,641	(3)	0		0		4.30	3/31/2021
	34,501		52,660	(1)(4)	0		0.74	5/29/2027
	63,999		65,535

(1)	Twenty-five percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next three years, subject to continued service with us.
(2)	These options were cancelled on January 1, 2019 because performance criteria were not met.
(3)	One hundred percent of the shares vested upon grant date of April 1, 2017.
(4)	One hundred percent of the unvested shares became vested upon termination of Dr. Bilinsky’s employment on January 14, 2019.

All of the stock options held by our named executive officers listed in the table above were granted under and subject to the terms of our 2016 Plan and 2013 Stock Incentive Plan, the terms of which are described below under “—Equity Benefit Plans”.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock option awards during the year ended December 31, 2018.

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

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through our 2016 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with our 2016 Annual Meeting of Shareholders in May 2016. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Our board of directors has delegated its authority to administer the ESPP to our compensation committee. Under the ESPP, all of our regular employees (including our Named Executive Officers) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our compensation committee, shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase. As of December 31, 2018, there were 46,472 shares available for future issuance under the ESPP.

Non-Employee Director Compensation

The following table and related footnotes show the compensation accrued during December 31, 2018, and not yet paid as of the filing date, to our non-employee directors, other than Dr. Grint whose 2018 compensation is set forth above under “Executive Compensation” above.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Jeremy Curnock Cook (2)	70,000	-	-	70,000
Louis Drapeau (3)	63,000	-	-	63,000
Michael S. Perry, Ph.D. (4)	59,000	-	-	59,000
Vijay Samant (5)	46,000	-	-	46,000
Wendy S. Johnson (6)	40,000	-	-	40,000

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2018 and 2017 (if any) computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 10 in the Notes to the Consolidated Financial Statements. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	As of December 31, 2018, Mr. Cook held stock options for an aggregate of 15,810 shares, of which 15,296 shares were vested and exercisable.
(3)	As of December 31, 2018, Mr. Drapeau held stock options for an aggregate of 12,520 shares, of which 11,686 shares were vested and exercisable.
(4)	As of December 31, 2018, Dr. Perry held stock options for an aggregate of 12,640 shares, of which 11,906 shares were vested and exercisable.
(5)	As of December 31, 2018, Mr. Samant held stock options for an aggregate of 12,520 shares, of which 12,156 shares were vested and exercisable.
(6)	As of December 31, 2018, Ms. Johnson held stock options for an aggregate of 17,516 shares, of which 16,442 shares were vested and exercisable.

In September 2015, the board of directors approved a revised compensation structure for our non-employee directors. In 2018, the chairman of the Board received an annual cash retainer of $60,000 and each other non-employee director received an annual cash retainer of $40,000. For the audit committee, the committee chair received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $6,000. For the compensation committee, the committee chair received an additional annual cash retainer of $10,000 and each member received an additional annual cash retainer of $5,000. For the nominating and corporate governance committee, the committee chair received an additional annual cash retainer of $5,000 and each member received an additional annual cash retainer of $3,000.

During 2017, Dr. Grint served on our board of directors both before and following his appointment to the role of Chief Executive Officer. Dr. Grint received compensation totaling $18,750 for his services as a non-employee director and committee member from January 1 through May 31, 2017. In June 2017, Dr. Grint assumed the role of Chief Executive Officer. Once he became an employee, Dr. Grint’s compensation became governed solely by the terms of his employment offer letter agreement described above and he did not receive additional cash or equity compensation for serving on our board of directors. All of Dr. Grint’s 2017 and 2018 compensation, including the compensation he received while serving as a non-employee director prior to becoming our Chief Executive Officer, is reflected in the Summary Compensation Table above. Dr. Grint did not receive compensation for service as a director in 2018.

No non-employee directors received any stock option grants in 2018.

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

The percentage ownership information in the table below is based on 32,294,008 shares of common stock outstanding as of February 28, 2019.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 1, 2019, which is 60 days after January 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o AmpliPhi Biosciences Corporation, 3579 Valley Centre Drive, Suite 100, San Diego, California 92130.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Directors and Named Executive Officers
Paul C. Grint, M.D. (1)	77,226	*
Jeremy Curnock Cook (2)	482,404	1.5%
Louis Drapeau (3)	12,738	*
Michael S. Perry, Ph.D. (4)	478,658	1.5%
Vijay B. Samant (5)	12,289	*
Wendy S. Johnson (6)	16,594	*
Steve R. Martin (7)	79,644	*
Igor P. Bilinsky, Ph.D. (8)	129,534	*
All current executive officers and directors as a group (8 persons) (9)	822,617	2.6%

*	Represents beneficial ownership of less than 1%.

(1)	Consists of 599 shares of common stock and 76,627 shares of common stock that Dr. Grint has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(2)	Consists of (a) 330 shares of common stock, (b) 411,105 shares referenced held by One Fund Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”), an entity with which Mr. Cook is affiliated, and warrants exercisable for 55,365 shares of common stock, and (c) 15,604 shares of common stock that Mr. Cook has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(3)	Consists of 1,000 shares of common stock and 11,738 shares of common stock that Mr. Drapeau has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(4)	Consists of (a) 230 shares of common stock, (b) 411,105 shares referenced held by One Funds, an entity with which Dr. Perry is affiliated, and warrants exercisable for 55,365 shares of common stock, and (c) 11,958 shares of common stock that Dr. Perry has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(5)	Consists of 12,289 shares of common stock that Mr. Samant has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(6)	Consists of 100 shares of common stock and 16,494 shares of common stock that Ms. Johnson has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(7)	Consists of 376 shares of common stock and 79,268 shares of common stock that Mr. Martin has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(8)	Consists of 129,534 shares of common stock that Dr. Bilinsky has the right to acquire from us within 60 days of February 28, 2019, pursuant to the exercise of stock options.

(9)	Includes the shares described in footnotes (1) through (8) above (without duplication of the shares and warrants held by One Funds, an entity with which both Mr. Cook and Dr. Perry are affiliated).

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

The following table provides information as of December 31, 2018 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,145,855	$2.72	446,226

Equity compensation plans not approved by security holders	4,210	$100	-

Total	1,150,065	$3.08	446,226

(1)	The 2009 Plan, 2013 Plan and 2016 Plan.
(2)	The 2012 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the sections above entitled “Executive Compensation” and “Non-Employee Director Compensation.”

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

Registered Direct Offering

On March 22, 2018, we completed a registered direct offering of 2,743,640 shares of our common stock at a price of $1.10 per share, including 181,820 shares sold to One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”). Jeremy Curnock Cook and Michael S. Perry, D.V.M., Ph.D., each a current member of our board of directors, are managing directors of Biosciences Managers, an investment entity affiliated with One Funds.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for approval. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us by Ernst & Young LLP for the fiscal years ended December 31, 2018 and 2017.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2018	2017
Audit Fees	$270,000	$324,000
Audit Related Fees	120,560	97,000
Tax Fees	-	-
All Other Fees	-	-
Total	$390,560	$421,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2018 and 2017.

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

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules. None.

3. Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Item 16.	Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 12, 2010, by and among the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.2	Stockholder Sale Agreement, dated as of September 8, 2012, by and among the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.3	Asset Purchase Agreement, dated as of January 4, 2016, by and between the Company and Novolytics Limited (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

2.4	Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

2.5	Amendment, dated March 25, 2019, to Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub.

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

3.2	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2018).

3.3	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).

4.3	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.4	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.5	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.6	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

4.7	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 (File No. 333-217169)).

10.1+	Targeted Genetics Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.2+	AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.3+	Form of Stock Option Agreement under AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.4+	AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-23930), filed December 16, 2013, as amended).

10.5+	Form of Grant Notice and Stock Option Agreement under AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

10.6+	AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2017).

10.7+	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the AmpliPhi Biosciences Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.8+	AmpliPhi Biosciences Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 22, 2016).

10.9+	Form of Indemnity Agreement with the Company’s Directors and Executive Officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016).

10.10+	Offer Letter, dated as of January 18, 2016, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2016).

10.11+	Offer Letter, dated as of January 27, 2017, by and between the Company and Igor P. Bilinsky, Ph.D (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.12+	Consulting Agreement, dated as of February 1, 2017, by and between the Company and Wendy S. Johnson (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2017).

10.13+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).

10.14+	Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2017).

10.15+	Separation and Consulting Agreement, dated May 30, 2017, by and between the Registrant and M. Scott Salka (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

10.16+	Offer Letter, dated June 1, 2017, by and between the Company and Paul C. Grint, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

10.17	Cooperative Research and Development Agreement, dated as of June 13, 2013, by and between the Company and United States Army Medical Research and Materiel Command (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, as amended (File No. 000-23930), filed with the SEC on December 16, 2013).

10.18	Engagement letter agreement, dated December 13, 2017, as amended on December 17, 2018, by and between the Company and Ladenburg Thalmann & Co. Inc.

10.19	Form of Company Support Agreement, dated January 3, 2019, by and between C3J Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.20	Form of C3J Therapeutics Support Agreement, dated January 3, 2019, by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.21	Form of Company Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.22	Form of C3J Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.23	Form of Share Purchase Agreement by and among AmpliPhi Biosciences Corporation, C3J Therapeutics, Inc. and certain shareholders of C3J Therapeutics, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates confidential treatment has been requested or received.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: March 25, 2019	By:	/s/ Paul C. Grint, M.D.
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

SIGNATURE	TITLE	DATE

/s/ Paul C. Grint, M.D.	Chief Executive Officer	March 25, 2019
Paul C. Grint, M.D.	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 25, 2019
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Jeremy Curnock Cook	Chairman of the Board of Directors	March 25, 2019
Jeremy Curnock Cook

/s/ Louis Drapeau	Director	March 25, 2019
Louis Drapeau

/s/ Wendy S. Johnson	Director	March 25, 2019
Wendy S. Johnson

/s/ Michael S. Perry, Ph.D.	Director	March 25, 2019
Michael S. Perry, Ph.D.

/s/ Vijay B. Samant	Director	March 25, 2019
Vijay B. Samant

