Form 10-Q
period 2019-03-31
AmpliPhi Biosciences Corp
filed 2019-05-06
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

AMPLIPHI BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1549568 (I.R.S. Employer Identification Number)

3579 Valley Centre Drive, Suite 100 San Diego, California	92130 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 829-0829

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	APHB	NYSE American

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

Yes ☐     No ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 3, 2019 was 33,469,008.

AmpliPhi Biosciences Corporation

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,535,000	$8,157,000
Prepaid expenses and other current assets	407,000	251,000
Total current assets	5,942,000	8,408,000
Property and equipment, net	420,000	503,000
In-process research and development	2,731,000	2,731,000
Acquired patents, net	238,000	245,000
Right-of-use asset	286,000	-
Total assets	$9,617,000	$11,887,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,757,000	$1,220,000
Accrued compensation	1,834,000	1,352,000
Total current liabilities	3,591,000	2,572,000
Derivative liabilities	33,000	22,000
Deferred tax liability	819,000	819,000
Other long-term liabilities	213,000	-
Total liabilities	4,656,000	3,413,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized at March 31, 2019 and December 31, 2018; 32,774,690 and 32,294,008 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	328,000	323,000
Additional paid-in capital	414,566,000	414,467,000
Accumulated deficit	(409,933,000)	(406,316,000)
Total stockholders’ equity	4,961,000	8,474,000
Total liabilities and stockholders’ equity	$9,617,000	$11,887,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Operating expenses
Research and development	$1,494,000	$1,464,000
General and administrative	2,112,000	1,591,000
Total operating expenses	3,606,000	3,055,000
Loss from operations	(3,606,000)	(3,055,000)
Other income (expense)
Change in fair value of derivative liabilities	(11,000)	(79,000)
Total other income (expense), net	(11,000)	(79,000)
Net loss	$(3,617,000)	$(3,134,000)
Per share information:
Net loss per share, basic and diluted	$(0.11)	$(0.24)
Weighted average shares outstanding, basic and diluted	32,390,144	13,298,159

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Stockholders’ Equity

	Stockholders' Equity
	Common Stock
			Additional		Total
			Paid-	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2017	9,498,928	$95,000	$401,842,000	$(394,206,000)	$7,731,000
Common stock issued in registered public financings, net of offering costs	6,743,640	67,000	6,119,000	-	6,186,000
Warrants exercised	217,400	2,000	196,000	-	198,000
Common stock issued under the employee stock purchase plan	4,496		2,000	-	2,000
Warrant derivative liability reclasssified to equity due to exercise of warrants	-	-	184,000	-	184,000
Stock-based compensation	-	-	122,000	-	122,000
Net loss	-	-	-	(3,134,000)	(3,134,000)
Balances, March 31, 2018	16,464,464	164,000	408,465,000	(397,340,000)	11,289,000

Balances, December 31, 2018	32,294,008	$323,000	$414,467,000	$(406,316,000)	$8,474,000
Warrants exercised	480,682	5,000	-	-	5,000
Stock-based compensation	-	-	99,000	-	99,000
Net loss	-	-	-	(3,617,000)	(3,617,000)
Balances, March 31, 2019	32,774,690	$328,000	$414,566,000	$(409,933,000)	$4,961,000

See accompanying condensed notes to consolidated financial statements.

AmpliPhi Biosciences Corporation

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,617,000)	$(3,134,000)

Adjustments required to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	11,000	79,000
Stock-based compensation	99,000	122,000
Depreciation	100,000	89,000
Amortization of patents	8,000	8,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	453,000	(61,000)
Accrued compensation	482,000	(355,000)
Prepaid expenses and other current assets	(156,000)	(284,000)
Net cash used in operating activities	(2,620,000)	(3,536,000)
Investing activities:
Purchases of property and equipment	(7,000)	-
Net cash used in investing activities	(7,000)	-
Financing activities:
Proceeds from sale of common stock, net of offering costs	-	6,409,000
Proceeds from exercises of warrants	5,000	198,000
Proceeds from stock issuance under employee stock purchase plan	-	3,000
Net cash provided by financing activities	5,000	6,610,000
Net increase (decrease) in cash and cash equivalents	(2,622,000)	3,074,000
Cash and cash equivalents, beginning of period	8,157,000	5,132,000
Cash and cash equivalents, end of period	$5,535,000	$8,206,000
Supplemental schedule of non-cash financing activities:
Offering costs included in accounts payable	$-	$223,000

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

As discussed in more detail in Note 9, Merger with C3J Therapeutics, Inc., in January 2019, the Company announced that it entered into a merger agreement with C3J Therapeutics, Inc. (“C3J”), a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials in an all-stock transaction, subject to shareholder approval. In addition, certain existing C3J shareholders have agreed to purchase $10.0 million of common stock of the combined company immediately following the closing of the merger.

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

As of March 31, 2019, the Company had cash and cash equivalents of $5.5 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until mid-2019. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”). Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies, other than the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU), or ASU 2016-02, Leases (Topic 842) that is detailed below. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Biocontrol Limited, Ampliphi Biotehnološke Raziskave in Razvoj d.o.o., and AmpliPhi Australia Pty Ltd. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Leases

We lease all of our research, manufacturing and office space and have entered into various other agreements in conducting our business. At inception, we determine whether an agreement represents a lease and at commencement we evaluate each lease agreement to determine whether the lease is an operating or financing lease. As described under “Recently Adopted Accounting Standards”, we adopted the ASU 2016-02 as of January 1, 2019.

Pursuant to ASU 2016-02, all of our leases outstanding on January 1, 2019 continued to be classified as operating leases. With the adoption of the ASU, we recorded an operating lease right-of-use asset and an operating lease liability on our balance sheet. Right-of-use lease assets represent our right to use the underlying asset for the lease term and the lease liability represents our commitment to make the lease payments in accordance with the lease agreement. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, we have used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use lease asset includes any lease payments made prior to commencement and excludes lease incentives, if any. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line bases over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs are expensed as incurred. For all lease agreements, we combine lease and non-lease components, if any. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The Company has elected to adopt ASU 2016-02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit. We have also elected to adopt the package of practical expedients permitted in ASC Topic 842. Accordingly, we are continuing to account for our existing operating leases as operating leases under the new guidance, without reassessing whether the agreements contain a lease under ASC 842. All of our leases at the adoption date were operating leases for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016-02, on January 1, 2019 we recognized (i) a lease liability of approximately $310,000, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 9%, and (ii) a right-of-use asset of approximately $310,000. There was no cumulative-effect adjustment to accumulated deficit. Lease expense is not expected to change materially as a result of the adoption of ASU 2016-02.

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

The Company estimates the fair values of derivative liabilities utilizing Level 3 inputs. No derivative liabilities have been transferred between the classification levels. Estimating the fair values of derivative liabilities requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The recurring fair value measurements of the Company’s derivative liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2019
Liabilities
June 2016 offering warrant liability	$-	$-	$1,000	$1,000
November 2016 offering warrant liability	-	-	32,000	32,000
Total liabilities	$-	$-	$33,000	$33,000

December 31, 2018
Liabilities
June 2016 offering warrant liability	$-	$-	$1,000	$1,000
November 2016 offering warrant liability	-	-	21,000	21,000
Total liabilities	$-	$-	$22,000	$22,000

The following table sets forth a summary of changes in the fair value of the Company's derivative liabilities:

	June 2016	November 2016
	Offering	Offering	Total
	Warrant	Warrant	Derivative
	Liability	Liability	Liabilities
Balance, December 31, 2018	$1,000	$21,000	$22,000
Changes in estimated fair value	-	11,000	11,000
Exercised warrants	-	-	-
Balance, March 31, 2019	$1,000	$32,000	$33,000

The Company estimates the fair value of the June 2016 and November 2016 offering warrant liabilities at each reporting date using the Black-Scholes valuation model. Inputs used in this valuation model include the Company’s stock price volatility, risk-free interest rates and expected term of the warrants.

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted net loss per share calculation:
Net loss, basic	$(3,617,000)	$(3,134,000)
Change in fair value of warrants	-	-
Net loss, diluted	(3,617,000)	(3,134,000)
Weighted average shares outstanding, basic	32,390,144	13,298,159
Net loss per share, basic	$(0.11)	$(0.24)
Weighted average shares outstanding, diluted	32,390,144	13,298,159
Net loss per share, diluted	$(0.11)	$(0.24)

The following outstanding securities at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018, as they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2019	2018
Options	863,892	1,116,043
Warrants	26,480,505	8,304,032
Total	27,344,397	9,420,075

6. Stockholders’ Equity

Underwritten Public Offering of Common Stock, Pre-funded Warrants and Warrants

On October 16, 2018 the Company completed an underwritten public offering and sold 14,875,000 shares of its common stock and 2,125,000 pre-funded warrants to purchase common stock, and common warrants to purchase 17,500,000 shares of common stock (the “October 2018 Financing”). The combined price to the public for each share of common stock and accompanying common warrant was $0.40. The combined price to the public for each pre-funded warrant and accompanying common warrant was $0.39. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.01 per share. The common warrants are exercisable at a price of $0.40 per share of common stock and will expire five years from the date of issuance. The Company received net proceeds from the offering of approximately $5.8 million, after deducting the underwriting discount and commissions and other offering expenses payable by the Company. The Company evaluated the pre-funded warrants and common warrants issued in the October 2018 offering and determined that the warrants should be classified as equity instruments.

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

Warrants

At March 31, 2019 outstanding warrants to purchase shares of common stock, accounted for as equity or liabilities, are as follows:

Shares Underlying
Outstanding		Exercise		Expiration
Warrants		Price		Date

41,872		$107.50		March 16, 2020
31,519		$40.50		March 31, 2021
106,381		$22.50		June 3, 2021
168,498		$0.32	(1)	November 22, 2021
7,920,933		$1.50		May 10, 2022
17,500,000		$0.40		October 16, 2023
694,318	(2)	$0.01		October 16, 2023
16,984		$120.00		None
26,480,505

(1) The exercise price of the warrants was reduced from $0.57 to $0.32 per share in connection with the October 2018 Financing. The exercise price of the warrants is subject to further adjustment upon future dilutive issuances of the Company’s common stock and stock combination events as defined in an exercise price adjustment provision in the warrant agreements.

(2) In connection with the October 2018 Financing, the Company issued pre-funded warrants to purchase a total of 2,125,000 shares of the Company’s common stock for $0.01 per share, of which 1,430,682 shares were exercised as of March 31, 2019 and warrants to purchase 694,318 shares of the Company’s common stock remained outstanding as of March 31, 2019.

7. Stock-Based Compensation

Stock Option Plan

In June 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. On January 1, 2019, the number of shares of common stock authorized for future issuance was increased by 1,614,700 shares.

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

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018

Research and development	$28,000	$37,000
General and administrative	71,000	85,000
Total stock-based compensation	$99,000	$122,000

Stock option transactions during the three months ended March 31, 2019 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2018	1,150,065	$3.08	8.03	$-
Granted	-	-
Forfeited/Cancelled	(286,173)	0.95
Outstanding at March 31, 2019	863,892	$3.79	7.54	$-
Vested and expected to vest at March 31, 2019	863,892	$3.79	7.54	$-
Exercisable at March 31, 2019	502,392	$5.11	6.83	$-

The aggregate intrinsic value of options at March 31, 2019 is based on the Company’s closing stock price on that date of $0.30 per share. As of March 31, 2019, there was $0.4 million of total unrecognized compensation expense related to unvested stock options, which the Company expects to recognize over the weighted average remaining period of 1.88 years.

Shares Reserved For Future Issuance

As of March 31, 2019, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	863,892
Employee stock purchase plan	76,472
Available for future grants under the 2016 Plan	2,347,099
Warrants outstanding	26,480,505
Total shares reserved	29,767,968

8. Commitments and Contingencies

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there is adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. As of March 31, 2019, the Company was not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

9. Merger with C3J Therapeutics, Inc.

On January 3, 2019 the Company and C3J Therapeutics, Inc. (“C3J”), a private clinical stage biotechnology company focused on the development of novel targeted antimicrobials, entered into an Agreement and Plan of Merger and Reorganization, which included the proposed business combination (“Merger”) of C3J and Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, with C3J as the surviving company, subject to shareholder approval.

At the effective time of the Merger, the Company anticipates that each share of C3J common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 0.6892 shares of AmpliPhi common stock, subject to an adjustment to account for a reverse split of AmpliPhi common stock at a reverse split ratio of between 1-for-3 and 1-for-20, inclusive, to be determined by AmpliPhi’s board of directors and to be implemented prior to the consummation of the Merger.

Immediately following the Merger, the former C3J security holders will own approximately 70% of the aggregate number of shares of AmpliPhi common stock and the security holders of AmpliPhi as of immediately prior to the Merger will own approximately 30% of the aggregate number of shares of AmpliPhi common stock on a fully diluted basis.

On February 5, 2019, certain existing C3J shareholders executed a Share Purchase Agreement with the Company pursuant to which the shareholders agreed, subject to the satisfaction of customary closing conditions, to purchase $10.0 million in common stock of the combined company upon the closing of the Merger at a price per share equal to (i) $40.0 million, divided by (ii) the total number of shares of the Company’s common stock outstanding on a fully diluted, as-converted basis, assuming the conversion, exercise or settlement of all outstanding options, warrants and restricted stock units as of immediately after the effective time of the Merger, but excluding (A) any shares of common stock issuable pursuant to the Share Purchase Agreement and (B) any shares of the common stock reserved for issuance under any equity incentive plan, stock option plan or similar arrangement but for which awards have not yet been granted as of the effective time of the Merger and (C) any shares of common stock issuable in connection with out-of-the-money options and out-of-the-money warrants. Based on the Company’s and C3J’s respective current capitalizations, the Company expects the purchase price per share to be approximately $0.36.

10. Subsequent Events

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against the Company and its board of directors related to the Merger. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contend that the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, the Company amended its Definitive Proxy Statement on Schedule 14A to provide additional disclosure to its shareholders.

The Company has not established any reserve for any potential liability relating to these lawsuits as an amount is not estimable. While the Company has directors and officers insurance, there is no assurance that the coverage will be sufficient. An adverse outcome to any of the foregoing proceedings could, individually or in the aggregate, have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC.

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, clinical development plans, the use of bacteriophages to kill bacterial pathogens, having resources sufficient to fund our operations until mid-2019, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, capital expenditures, the expected benefits of our targeted phage therapies strategy, tax credits and carry-forwards, whether and when the proposed merger with C3J Therapeutics, Inc. (“C3J”) will be consummated, whether and when the proposed $10.00 private placement of common stock to be completed immediately following the closing of the proposed merger with C3J will be consummated, and additional financings and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are currently focused on the clinical development of our product candidate AB-SA01 for the treatment of Staphylococcus aureus, or S. aureus, infections, including methicillin-resistant S. aureus, or MRSA. Our ability to advance this product candidate through clinical development depends on the availability of outside funding.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. Since the shift in our focus to novel therapeutics in February 2011 through March 31, 2019, we have received approximately $71.3 million in net proceeds from the issuance of our equity securities and convertible debt securities. As of March 31, 2019, we had an accumulated deficit of $409.9 million, $94.5 million of which has been accumulated since January of 2011, when our company began its focus on bacteriophage development. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing or licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders. Refer also to “Risk Factors—Risks Related to the Proposed Merger with C3J” under Item 1A of this report for risks related to our financial condition if the proposed Merger and concurrent $10.0 million private placement of our common stock is not completed.

Recent Events

On January 3, 2019, we entered into an Agreement and Plan of Merger and Reorganization, pursuant to which, subject to shareholder approval, Ceres Merger Sub, Inc., our wholly owned subsidiary, will merge with and into C3J, with C3J surviving as our wholly owned subsidiary, and our common stock will be issued to the former C3J shareholders at the effective time of the merger (the “Merger”).

At the effective time of the Merger, we anticipate that each share of C3J common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 0.6892 shares of our common stock, subject to adjustment to account for a reverse split of our common stock at a reverse split ratio of between 1-for-3 and 1-for-20, inclusive, to be determined by our board of directors and to be implemented prior to the consummation of the Merger.

Immediately following the Merger, the former C3J security holders will own approximately 70% of the aggregate number of shares ofour common stock and our security holders as of immediately prior to the Merger will own approximately 30% of the aggregate number of shares of our common stock on a fully diluted basis.

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

Results of Operations

Comparison of three months ended March 31, 2019 and 2018

Research and Development

Research and development expenses for the three months ended March 31, 2019 and 2018 were $1.5 million and $1.5 million, respectively. For the three months ended March 31, 2019, payroll-related research and development costs increased by approximately $0.2 million, as compared to the three months ended March 31, 2018. This was offset by a $0.2 million decrease in clinical expenses for the related periods.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 and 2018 were $2.1 million and $1.6 million, respectively. The increase of $0.5 million was primarily related to increases in professional fees.

Other Income (Expense)

We recorded a loss of $11,000, net, for the three months ended March 31, 2019, as compared to a $79,000 loss for the three months ended March 31, 2018, both of which were primarily related to the change in fair value of our derivative liability for warrants.

Liquidity, Capital Resources and Financial Condition

We have prepared the accompanying consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, since our inception we have incurred net losses and had negative operating cash flows, and our accumulated deficit was $409.9 million as of March 31, 2019, $94.4 million of which has been accumulated since January of 2011 when we began our focus on bacteriophage development. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

We had cash and cash equivalents of $5.5 million at March 31, 2019. We believe our existing cash resources, after taking into account the net proceeds from our October 2018 public offering, will be sufficient to fund our planned operations until mid-2019. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $2.6 million, as compared to $3.5 million for the three months ended March 31, 2018. The decrease of $0.9 million was due to a decrease in payments related to research and development costs and payments related to general and administrative costs.

Investing activities

Net cash used in investing activities was $7,000 and $0 for the three months ended March 31, 2019 and 2018, respectively, and was attributable to purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was comprised of net cash proceeds of $5,000 related to the exercise of pre-funded warrants for common stock.

Net cash provided by financing activities for the three months ended March 31, 2018 was comprised of net cash proceeds of $6.6 million from our January 2018 and March 2018 offerings of common stock, after deducting offering costs paid of approximately $0.9 million. Net cash provided by financing activities also included cash proceeds of $0.2 million from the exercise of warrants for common stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against us and our board of directors related to the Merger. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contend that our Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended our Definitive Proxy Statement on Schedule 14A to provide additional disclosure to our shareholders.

In addition, from time to time, we are a party to certain litigation that is either judged to be not material or that arises in the ordinary course of business. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors, or contain changes to the similarly titled risk factors, included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Some of AmpliPhi’s officers and directors have conflicts of interest that may influence them to support or approve the Merger.

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

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.*

Our Annual Report on Form 10-K for the year ended December 31, 2018 includes disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2018 and March 31, 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2019, we had cash and cash equivalents of $5.5 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future, including, if the proposed Merger with C3J is consummated, through the $10.0 private placement of the combined company’s common stock immediately following the consummation of the Merger. We may also seek funds through arrangements with collaborators or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. While we believe that our existing resources will be sufficient to fund our planned operations until mid-2019, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.*

We have incurred losses in each year since our inception in 1992. As of March 31, 2019, our accumulated deficit was $409.9 million, $94.4 million of which has been accumulated since January of 2011, when we began our focus on bacteriophage development, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2019 and 2018, we had losses from operations of $3.6 million and $3.1 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $197.1 million, of which $10.3 million will expire in 2019 unless utilized, and the remaining carryforwards will expire in taxable years 2020 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We believe we have experienced ownership changes in the past, including in connection with our public offerings in November 2016, May 2017, January 2018, March 2018, and October 2018, and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Risks Related to Our Common Stock

We and certain of our directors have been named as defendants in a purported securities class action lawsuit. This lawsuit, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit and any other lawsuits to which we are subject will be costly to defend or pursue and are uncertain in their outcome.*

Securities class action and derivative litigation has often been brought against companies, including many biotechnology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their product development programs.

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against us and our board of directors related to the Merger. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contend that our Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019, omitted or misrepresented material information regarding the Merger. The complaints seek injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended our Definitive Proxy Statement on Schedule 14A to provide additional disclosure to our shareholders.

It is possible that additional suits will be filed, or allegations received from shareholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of these suits and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We currently are not able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserve for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. While we have directors and officers insurance, there is no assurance that the coverage will be sufficient.

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

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.*

As of March 31, 2019, we had outstanding common warrants to purchase an aggregate of 26,480,505 shares of our common stock at a weighted-average exercise price of $1.10 per share, which includes 694,318 of pre-funded warrants, each exercisable for one share of our common stock at an aggregate purchase price per share of $0.39, of which $0.38 per share was pre-funded at the closing of our October 2018 public offering. If the Merger with C3J is consummated, we will be required to repurchase outstanding warrants exercisable for an aggregate of 274,879 shares of AmpliPhi common stock concurrently with the closing of the Merger, at an estimated aggregate repurchase price of approximately $38,000. We also had outstanding options to exercise 863,892 shares of our common stock at a weighted-average exercise price of $3.79 per share. Following the completion of our underwritten public offering in October 2018 in which we sold shares of our common stock at a price of $0.39 per share, the exercise price of warrants outstanding at September 30, 2018 and exercisable for 168,498 shares of our common stock was reduced from $0.57 per share to $0.32 per share in accordance with an exercise price adjustment feature contained in such warrants. The exercise price of such warrants is subject to further reduction in the future in connection with certain circumstances, including certain issuances of securities at a price less than the then-current exercise price, subdivisions and stock splits. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of November 12, 2010, by and among the Company, Sheffield Acquisition 1, Inc., and Sheffield Acquisition 2, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.2	Stockholder Sale Agreement, dated as of September 8, 2012, by and among the Company, Anthony Smithyman and Margaret Smithyman, AmpliPhi Australia Pty Ltd, Special Phage Holdings Pty Ltd, and the other parties listed therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-193458), filed with the SEC on January 21, 2014).

2.3	Asset Purchase Agreement, dated as of January 4, 2016, by and between the Company and Novolytics Limited (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

2.4	Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

2.5	Amendment, dated March 25, 2019, to Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub.

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

3.2	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2018).

3.3	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-217563), filed on May 1, 2017).

4.3	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2015).

4.4	Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2016).

4.5	Form of Warrant to Purchase Common Stock issued to purchasers in May 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2016).

4.6	Form of Warrant to Purchase Common Stock issued to purchasers in November 2016 registered direct offering (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2016).

4.7	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 (File No. 333-217169), filed with the SEC on May 1, 2017).

4.8	Form of Pre-Funded Warrant to Purchase Common Stock issued to purchasers in October 2018 (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 (File No. 333-226959), file with the SEC on October 9, 2018).

4.9	Form of Warrant to Purchase Common Stock issued to purchasers in October 2018 (incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-1 (File No. 333-226959), filed with the SEC on October 9, 2018).

10.1	Form of Company Support Agreement, dated January 3, 2019, by and between C3J Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.2	Form of C3J Therapeutics Support Agreement, dated January 3, 2019, by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.3	Form of Company Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.4	Form of C3J Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.5	Form of Share Purchase Agreement by and among AmpliPhi Biosciences Corporation, C3J Therapeutics, Inc. and certain shareholders of C3J Therapeutics, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLIPHI BIOSCIENCES CORPORATION

Date: May 6, 2019	By	/s/ Paul C. Grint, M.D.
Name: Paul C. Grint, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

