Form 10-Q
period 2019-06-30
Armata Pharmaceuticals, Inc.
filed 2019-08-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001‑37544

ARMATA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Washington	91‑1549568
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4503 Glencoe Avenue
Marina del Rey, CA	90292
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 665-2928

Former name, former address and former fiscal year, if changed since last report: AmpliPhi Biosciences Corporation

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ARMP	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No     ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes    ☒     No     ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company as defined in Rule 12b‑2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ◻     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at August 9, 2019 was 9,958,546.

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,192,000	$9,663,000
Prepaid expenses and other current assets	1,010,000	697,000
Total current assets	14,202,000	10,360,000
Restricted cash	700,000	800,000
Property and equipment, net	3,432,000	3,249,000
Operating lease right-of-use asset	2,700,000	—
In-process research and development	10,256,000	—
Goodwill	3,490,000	—
Other assets	136,000	136,000
Total assets	$34,916,000	$14,545,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,768,000	$536,000
Accrued compensation	1,833,000	191,000
Deferred rent	—	335,000
Current portion of operating lease liabilities	1,264,000	—
Deferred asset acquisition consideration	769,000	970,000
Total current liabilities	5,634,000	2,032,000
Deferred rent, net of current portion	—	810,000
Operating lease liabilities, net of current portion	2,413,000	—
Deferred asset acquisition consideration, net of current portion	1,162,000	2,892,000
Asset acquisition derivative liability	—	1,117,000
Deferred tax liability	3,077,000	—
Total liabilities	12,286,000	6,851,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 9,958,546 and 5,069,633 issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	99,000	51,000
Additional paid-in capital	168,509,000	145,685,000
Accumulated deficit	(145,978,000)	(138,042,000)
Total stockholders’ equity	22,630,000	7,694,000
Total liabilities and stockholders’ equity	$34,916,000	$14,545,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,076,000	2,286,000	5,137,000	4,473,000
Acquired in-process research and development	—	—	—	6,767,000
General and administrative	2,082,000	557,000	3,462,000	1,196,000
Total operating expenses	5,158,000	2,843,000	8,599,000	12,436,000
Loss from operations	(5,158,000)	(2,843,000)	(8,599,000)	(12,436,000)
Other income (expense)
Interest income	28,000	58,000	76,000	110,000
Interest expense	(230,000)	(281,000)	(536,000)	(369,000)
Other income (expense)	4,000	—	4,000	—
Change in fair value of derivative liabilities	1,157,000	(101,000)	1,117,000	(135,000)
Total other income (expense), net	959,000	(324,000)	661,000	(394,000)
Loss before income taxes	(4,199,000)	(3,167,000)	(7,938,000)	(12,830,000)
Income tax benefit	—	—	—	—
Net loss	$(4,199,000)	$(3,167,000)	$(7,938,000)	$(12,830,000)
Unrealized gain on investments	—	7,000	—	7,000
Comprehensive loss	$(4,199,000)	$(3,160,000)	$(7,938,000)	$(12,823,000)
Per share information:
Net loss per share, basic	$(0.56)	$(0.68)	$(1.30)	$(2.76)
Weighted average shares outstanding, basic	7,505,097	4,652,777	6,086,816	4,652,777
Net loss per share, diluted	$(0.69)	$(0.68)	$(1.38)	$(2.76)
Weighted average shares outstanding, diluted	7,720,977	4,652,777	6,452,413	4,652,777

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2018 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, March 31, 2018	5,082,177	$51,000	$145,665,000	$(131,003,000)	$(7,000)	$14,706,000
Grant of restricted stock awards	—					—
Forfeiture of restricted stock awards	(13,630)					—
Stock-based compensation			13,000			13,000
Net loss				(3,167,000)		(3,167,000)
Unrealized gain on available-for-sale securities					7,000	7,000
Balances, June 30, 2018	5,068,547	$51,000	$145,678,000	$(134,170,000)	$—	$11,559,000

Balances, March 31, 2019	5,069,633	$51,000	$145,685,000	$(141,781,000)	$—	$3,955,000
Forfeiture of restricted stock awards	(8,467)					—
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000			1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,687,000	2,000		10,712,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000			9,975,000
Stock-based compensation			725,000			725,000
Net loss				(4,199,000)		(4,199,000)
Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,978,000)	$—	$22,630,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, December 31, 2017	5,073,669	$51,000	$145,639,000	$(121,340,000)	$(7,000)	$24,343,000
Grant of restricted stock awards	12,331					—
Forfeiture of restricted stock awards	(17,453)					—
Stock-based compensation			39,000			39,000
Net loss				(12,830,000)		(12,830,000)
Unrealized gain on available-for-sale securities					7,000	7,000
Balances, June 30, 2018	5,068,547	$51,000	$145,678,000	$(134,170,000)	$—	$11,559,000

Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$—	$7,694,000
Forfeiture of restricted stock awards	(8,467)					—
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000			1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,687,000	2,000		10,712,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000			9,975,000
Stock-based compensation			725,000			725,000
Net loss				(7,938,000)		(7,938,000)
Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,978,000)	$—	$22,630,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(7,938,000)	$(12,830,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	5,691,000
Depreciation	683,000	802,000
Stock-based compensation	725,000	39,000
Non-cash interest expense	536,000	369,000
Change in fair value of derivative liability	(1,117,000)	135,000
Amortization of premiums of available-for-sale securities	—	33,000
Loss on sale of property and equipment	—	145,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(599,000)	(133,000)
Accrued compensation	(351,000)	392,000
Deferred rent	(168,000)	(144,000)
Prepaid expenses and other current assets	(57,000)	89,000
Net cash used in operating activities	(8,286,000)	(5,412,000)
Investing activities:
Purchases of available-for-sale securities	—	(3,392,000)
Proceeds from sales and maturities of available-for-sale securities	—	13,016,000
Purchases of property and equipment	(268,000)	(329,000)
Proceeds from sale of property and equipment	—	65,000
Cash acquired in reverse merger transaction	3,008,000	—
Net cash provided by investing activities	2,740,000	9,360,000
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	—
Proceeds from sale of common stock, net of offering costs	9,975,000	—
Net cash provided by financing activities	8,975,000	—
Net increase in cash, cash equivalents and restricted cash	3,429,000	3,948,000
Cash, cash equivalents and restricted cash, beginning of period	10,463,000	12,276,000
Cash, cash equivalents and restricted cash, end of period	$13,892,000	$16,224,000
Supplemental schedule of non-cash financing activities:
Issuance of common stock in reverse merger transaction	$10,710,000	$—
Conversion of deferred asset acquisition consideration upon reverse merger	$1,462,000	$—
Property and equipment included in accounts payable	$113,000	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six months ended June 30,
	2019	2018
Cash and cash equivalents	$13,192,000	$15,424,000
Restricted cash	700,000	800,000
Cash, cash equivalents and restricted cash	$13,892,000	$16,224,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the discovery and development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”) and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly-owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1‑for‑14.  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

Immediately prior to the closing of the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP.”

Immediately following the Merger, certain existing C3J shareholders purchased $10.0 million in Armata common stock. After the Merger and such concurrent private placement, the former C3J security holders owned approximately 76% of the aggregate number of shares of Armata’s common stock and the security holders of AmpliPhi as of immediately prior to the Merger owned approximately 24% of the aggregate number of shares of Armata’s common stock. In addition, upon closing of the Merger, five of the seven members of the board of directors were appointed by C3J.

In connection with the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the Company subsequent to the Merger. In addition, the seven-member board of directors of the combined company include five members established by C3J. Therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

C3J’s predecessor, C3 Jian, Inc., was incorporated under the laws of the State of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly owned subsidiary of C3J, and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC.  Prior to the Merger, C3J was privately held and was financed principally through a series of equity financings.

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

As of June 30, 2019, the Company had cash and cash equivalents of $13.2 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations through the first quarter of 2020. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Armata and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2018 included in the Proxy Statement on Schedule 14A of AmpliPhi, filed with the U.S. Securities and Exchange Commission on April 4, 2019, as amended. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends, and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, other current assets, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments.

In-Process Research and Development (“IPR&D”) and Acquired IPR&D

IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized incomplete research projects that the Company acquired through the Merger. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

The Company expenses acquired IPR&D in connection with an asset acquisition when there is no alterative future use. Acquired IPR&D expense of $6.8 million consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of certain synthetic phage assets in 2018 from Synthetic Genomics, Inc. (“SGI”). As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of June 30, 2019 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations and comprehensive loss. The Company has a zero derivative liability balance at June 30, 2019 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger.

Net Loss per Share

Net earnings or loss per share (“EPS”) is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. Basic EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding.  Options, warrants, unvested share-based payment awards and convertible securities are excluded from the basic EPS calculation, and considered within the diluted EPS calculation. Diluted EPS as of June 30, 2019 included a numerator adjustment to remove the gain related to the change in fair value of derivative liabilities of $1.2 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Additionally, diluted EPS for the three and six month periods ended June 30, 2019 included an adjustment to the weighted-average shares outstanding to appropriately weight the 516,976 issuance of shares to SGI as discussed in Note 10.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options	1,346,516	153,306	1,346,516	153,306
Restricted stock awards	408,389	415,770	408,389	415,770
Warrants	1,854,262	—	1,854,262	—
Total	3,609,167	569,076	3,609,167	569,076

Research and Development Expenses

Research and development (“R&D”) costs consist primarily of direct and allocated salaries, incentive compensation, stock-based compensation and other personnel-related costs, facility costs, and third-party services. Third party services include studies and clinical trials conducted by clinical research organizations. R&D activities are expensed as incurred. The Company records accruals for estimated ongoing clinical trial expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The objective of the standard is to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard on the accounting for collaborative arrangements. The standard will become effective beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The Company has elected to adopt ASU 2016‑02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit. We have also elected to adopt the package of practical expedients permitted in ASC Topic 842. Accordingly, we are continuing to account for our existing operating lease as an operating lease under the new guidance, without reassessing whether the agreements contain a lease under ASC 842. All of our leases at the adoption date were operating leases for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016‑02, on January 1, 2019 we recognized (i) a lease liability of approximately $3.8 million, which represents the present value of our remaining lease payments using an estimated incremental borrowing rate of 15%, and (ii) a right-of-use asset of approximately $2.7 million. There was no cumulative-effect adjustment to accumulated deficit. Lease expense is not expected to change materially as a result of the adoption of ASU 2016‑02.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the FASB Accounting Standards Codification in order to simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The guidance mandates the modified retrospective approach and is effective for annual and interim reporting periods beginning after December 31, 2018, with early adoption permitted. The Company elected to early adopt this ASU as of June 30, 2018 and the adoption did not have an impact on the Company’s consolidated financial statements.

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

The recurring fair value measurements of the Company’s liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2019
Assets
Money market funds	$3,166,000	$—	$—	$3,166,000
Total assets	$3,166,000	$—	$—	$3,166,000

December 31, 2018
Assets
Money market funds	$9,430,000	$—	$—	$9,430,000
Total assets	$9,430,000	$—	$—	$9,430,000

Liabilities
Asset acquisition derivative liability	$—	$—	$1,117,000	$1,117,000
Total liabilities	$—	$—	$1,117,000	$1,117,000

The following table sets forth a summary of changes in the fair value of the Company’s liabilities:

Asset
Acquisition
Derivative
Liability
Balance, December 31, 2018	$1,117,000
Changes in estimated fair value	(1,117,000)
Balance, June 30, 2019	$—

We estimated the fair value of this derivative by forecasting the timing and likelihood of the events occurring and discounting the probability adjusted payments using an appropriate discount based on market interest rates and our own non-performance risk as required by ASC 820 – Fair Value Measurement.  There is no longer a potential payment requirement associated with the derivative liability subsequent to the Merger. Accordingly, the fair value of the derivative liability was reduced to zero with the associated change recorded in other income.

5. The Merger

On May 9, 2019, the Company completed the Merger (see Note 1). On the date of the Merger, AmpliPhi had, and the Company currently has, IPR&D related to the development of AP-SA01 (formerly known as AB-SA01 prior to the Merger), a phage combination for the treatment of Staphylococcus aureus infections, and had tested such product in patients through single-patient expanded access guidelines established by U.S. and Australian regulatory agencies. Further, AmpliPhi had, and the Company currently has, a workforce that is considered to have the necessary skills, knowledge, and experience to perform a process, that when applied to IPR&D is critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

In connection with the Merger, the Company allocated the total purchase consideration of $10.7 million in stock to the net assets and liabilities acquired, including identifiable intangible assets and related deferred tax liability, based on their respective fair values at the acquisition date. The Company recognizes deferred tax liabilities for indefinite-lived intangible assets in accordance with ASC 740, Income Taxes.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired (in thousands).  The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed.  Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Cash and cash equivalents	$3,008,000
Prepaid expenses	257,000
Property and equipment	708,000
Right of use asset	271,000
In-process research and development (1)	10,256,000
Total assets	14,500,000
Accounts payable	(4,004,000)
Other long term liabilities	(199,000)
Deferred tax liability	(3,077,000)
Net assets acquired	7,220,000
Purchase price	10,710,000
Goodwill (2)	$3,490,000

(1) IPR&D relates to AP-SA01, a bacteriophage product candidate for the treatment of Staphylococcus aureus infections in patients with bacteremia. The valuation of this asset was prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams provided by the Company’s management.

(2) Goodwill represents the excess of the purchase price over the valuation of the fair value of tangible and identified intangible assets, less liabilities, acquired.

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million, of which approximately $0.5 and $1.1 million was incurred in the three and six months ended June 30, 2019, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations for the three months ended June 30, 2019, are as follows:

Research and development expenses	$749,000
General and administrative expenses	$730,000
Net loss	$(1,475,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of AmpliPhi with those of the Company as though these entities were combined as of January 1, 2018. The results of operations for the three and six months ended June 30, 2019, are based on the unaudited financial statements prepared for the three and six months ended June 30, 2019, and for the year ended December 31, 2018, are based on the Company’s audited financial statements. This unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Net loss	$(5,976,000)	$(5,885,000)	$(13,413,000)	$(18,354,000)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2018.

6. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Laboratory equipment	$9,204,000	$6,990,000
Furniture and fixtures	627,000	627,000
Office and computer equipment	347,000	260,000
Leasehold improvements	3,513,000	3,266,000
Total	13,691,000	11,143,000
Less: accumulated depreciation	(10,259,000)	(7,894,000)
Property and equipment, net	$3,432,000	$3,249,000

Depreciation expense totaled $335,000 and $401,000 for the three month periods ended June 30, 2019 and 2018, respectively. Depreciation expense totaled $683,000 and $802,000 for the six month periods ended June 30, 2019 and 2018, respectively.

7. Stockholders’ Equity

Warrants

At June 30, 2019, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
2,980	$1,505.00	March 16, 2020
2,246	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,249,955	$5.60	October 16, 2023
1,200	$1,680.00	None
1,854,262

8. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by the Company’s Board of Directors to its employees, directors and officers and to consultants, agents, advisors and independent contractors who provide services to the Company or to a subsidiary of the Company. The exercise price for stock options must not be less than the fair market value of the underlying shares on the date of grant. Stock options expire no later than ten years from the date of grant and generally vest and typically become exercisable over a four-year period following the date of grant. Upon the exercise of stock options, the Company issues the resulting shares from shares reserved for issuance under the 2016 Plan. Under the 2016 Plan, the number of shares authorized for issuance automatically increases annually beginning January 1, 2017 and through January 1, 2026. The 2016 Plan was most recently amended and restated by the Board of Directors effective as of May 8, 2019 to reflect (i) the name change of AmpliPhi Biosciences Corporation to “Armata Pharmaceuticals, Inc.”, and (ii) the one-for-fourteen reverse stock split.

In connection with the Merger, the Company assumed the C3J Jian, Inc. Amended 2006 Stock Option Plan (the “Assumed 2006 Plan”) and the C3J Therapeutics, Inc. 2016 Stock Plan (the “Assumed 2016 Plan”). These plans provided for stock option and restricted stock awards (“RSAs”) to C3J employees in years prior to the merger with AmpliPhi. The number of shares subject to each outstanding stock option and RSA under those assumed plans, along with the exercise price of stock options, were equitably adjusted pursuant to the terms of the plans to reflect the impact of the Merger and the one-for-fourteen reverse stock split, in each case in a manner intended to preserved the then-current intrinsic value of the awards. No additional awards will be made under either plan. The assumed C3J stock options were substantially vested and expensed as of the merger date. Vesting of the assumed C3J RSAs is based on the occurrence of a public liquidity event, or a  change in control. In the event of a public liquidity event, service or milestone based vesting schedules begins. Service periods are generally two to four years. In the event of a change in control, 100% vesting occurs upon the closing of such an event. The merger with AmpliPhi constituted a public liquidity event and triggered the start of vesting of RSAs.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

The assumptions used in the Black-Scholes model are presented below:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.20 to 2.21%	-%
Expected volatility	89 to 90%	-%
Expected term (in years)	5.75 to 6.25	-
Expected dividend yield	0%	-%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant by grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$251,000	$2,000	$251,000	$7,000
General and administrative	473,000	11,000	474,000	32,000
Total stock-based compensation	$724,000	$13,000	$725,000	$39,000

Stock option transactions during the six months ended June 30, 2019 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2018	136,463	$36.31	5.02	—
Assumed in the Merger	52,602	56.60		—
Granted	1,157,825	3.15		996,000
Forfeited/Cancelled	(374)	147.35		—
Outstanding at June 30, 2019	1,346,516	$8.56	9.11	$996,000
Vested and expected to vest at June 30, 2019	1,346,516	$8.56	9.11	$996,000
Exercisable at June 30, 2019	179,202	$41.92	4.09	$—

Restricted stock award transactions under the Assumed 2016 Plan during the six months ended June 30, 2019 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	416,856	$29.17
Granted	—	—
Forfeited/Cancelled	(8,467)	25.14
Outstanding at June 30, 2019	408,389	$29.25

 The aggregate intrinsic value of options at June 30, 2019 is based on the Company’s closing stock price on that date of $4.01 per share. As of June 30, 2019, there was $11.5 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of 2.3 years.

Shares Reserved For Future Issuance

As of June 30, 2019, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,346,516
Employee stock purchase plan	5,462
Available for future grants under the 2016 Plan	4,102
Warrants outstanding	1,854,262
Total shares reserved	3,210,342

9. Commitments and Contingencies

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

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against us and our board of directors related to the Merger. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contend that the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019 (the “April 2019 Proxy Statement”), omitted or misrepresented material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended the April 2019 Proxy Statement to provide additional disclosure to our shareholders.  Each of the above cases have since been dismissed.

10. Synthetic Genomics Asset Acquisition

On February 28, 2018, C3J completed an acquisition of certain synthetic phage assets (the “synthetic phage assets”) from “SGI” for consideration consisting of $8.0 million in cash and $27.0 million in equity. The cash payments consisted of: $1.0 million paid at closing on February 28, 2018, $1.0 million at one year from closing, $1.0 million at two years from closing, and $5.0 million at three years from closing (the payments due on the one, two, three year anniversary are collectively the “time-based payment obligation”). The equity payment (the “equity payment” and, together with the time-based payment obligation, the “deferred purchase price arrangement”) is due upon the earlier of the initial public offering of shares of C3J’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, the sale of all or substantially all of C3J’s assets to a third party, or a consolidation or merger into a third party. The agreement provides that the number of shares to be issued or the consideration to be paid will be determined based upon the per share price in connection with C3J’s initial public offering, the value of consideration received in a sale of the synthetic phage assets to a third party, or the value of consideration received in a consolidation or merger with a third party.

On December 20, 2018, in contemplation of the Merger (see Note 5), the deferred purchase price arrangement was amended. Under the amended agreement, the purchase consideration consisted of (i) closing consideration of $1.0 million paid on February 28, 2018, (ii) cash payments of $1.0 million on January 31, 2019, $1.0 million on January 31, 2020, and $2.0 million on January 31, 2021, (iii) an issuance of that number of shares of C3J’s common stock equal to ten percent of C3J’s fully-diluted capitalization, excluding options and restricted stock awards, immediately prior to the closing of the Merger, and (iv) potential milestone payments of up to $39.5 million related to the development and relevant regulatory approval of products utilizing bacteriophage from the synthetic phage assets acquired from SGI (the “milestone payment obligation”).

In January 2017, FASB issued ASU 2017‑01, Clarifying the Definition of a Business. A key provision within ASU 2017‑01 is the single or similar asset threshold. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired set is not a business. The Company adopted this standard effective January 1, 2017.

The synthetic phage assets acquired consisted primarily of phage know-how, research program materials and the related intellectual properties that had been under development by SGI. In connection with the SGI transaction, the Company became a party to a collaboration agreement with Merck, and a grant from National Institutes of Health, and the National Institute of Allergy and Infectious Diseases.

The Company considered the items included in the acquired synthetic phage assets and concluded that substantially all of the fair value of the assets acquired and consideration given to SGI constituted the purchase of a single asset. Based on ASU 2017‑01, the acquisition was an asset acquisition, specifically an in process research and development asset. Under guidance in ASC 730, in process research and development assets acquired in connection with asset acquisitions are expensed unless there is an alternative future use. As the asset acquired from SGI does not have an alternative future use, the $6.8 million fair value of the asset and consideration transferred for the asset acquired was expensed in full in the consolidated statement of operations and comprehensive loss.

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). The time-based payment obligation was recorded as a liability at its amortized cost of $2.9 million and impacts interest expense based on the effective interest method based on its contractual life in accordance with ASC 835, Interest. Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability.

The Company determined the changes to the deferred purchase price arrangement met the definition of a troubled debt restructuring under ASC 470‑60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and SGI granted a concession. The amendments to the terms of the equity payment resulted in an adjustment to the fair value of the derivative liability, resulting in a $2.0 million gain, which is included in the change in fair values of derivative liabilities within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. Other than the gain resulting from the change in fair value of a derivative liability required to be remeasured to fair value with changes in fair value recognized in earnings in accordance with ASC 815, no gain on restructuring was recorded because the future, undiscounted cash flows of the time-based payment obligation exceed the carrying amount of the liability. The net carrying amount at the date of the restructuring does not include any contingently payable amounts. Prospectively, the time-based payment obligations will continue to be carried at amortized cost and will impact interest expense using the effective interest method based on its contractual life in accordance with ASC 835 and potential payments under the milestone payment obligation will be accrued once probable of being incurred in accordance with ASC 450, Contingencies. For the six months periods ended June 30, 2019 and 2018, the Company recognized $536,000 and $369,000, respectively, of interest expense related to the time-based payment obligations.

In connection with the Merger, the Company converted its equity payment obligation to SGI by issuing 516,976 shares of C3J’s common stock in connection with the amended agreement, after considering the Merger exchange ratio and reverse stock split in the manner described above. Through May  9, 2019, the derivative liability associated with the equity payment was updated for its estimated market value. Upon closing of the Merger, the fair value of the derivative liability was estimated at zero as the equity payment is no longer required to be made in the future. The change in fair value is reflected in other income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, our audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in our Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019 (the “April 2019 Proxy Statement”) with the U.S. Securities and Exchange Commission, as subsequently amended on April 15, 2019 and May 1, 2019, and our Current Report on Form 8-K, initially filed on May 10, 2019 (as subsequently amended on July 24, 2019, the “May 2019 8-K”).

Our predecessor, C3 Jian, Inc., was incorporated under the laws of the state of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly owned subsidiary of C3J Therapeutics, Inc. (“C3J”), and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC. On May 9, 2019, C3J completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”). Following the completion of the Merger, and a $10.0 million concurrent private placement financing, the former C3J shareholders owned approximately 76% of our common stock and the former AmpliPhi shareholders owned approximately 24% of our common stock.

Immediately prior to the Merger, AmpliPhi completed a 1-for-14 reverse stock split and changed its name to Armata Pharmaceuticals, Inc. Our common stock is traded on the NYSE American exchange under the symbol “ARMP.”  We are headquartered in Marina Del Rey, CA, in a 35,000 square-foot research and development facility built for product development with capabilities spanning from bench to clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed GMP drug manufacturing suites enabling the production, testing and release of clinical material.

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations through the first quarter of 2020, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that permits them to bind to and kill specific bacteria. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific GMP manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

Our phage product candidates aim to address areas of significant unmet clinical need, by targeting key antibiotic-resistant bacteria including those on the World Health Organization’s global priority pathogens list. We currently have a product candidate (our product candidate known as AP-SA01, previously referred to as AB-SA01) in clinical development for the treatment of Staphylococcus aureus (“S. aureus”) infections, including methicillin-resistant S. aureus. AP-SA01 is produced using our proprietary phage-specific GMP manufacturing capabilities. The three natural phage that comprise the product candidate were chosen for their ability to cover approximately 95% of S. aureus clinical isolates, including multidrug-resistant strains. Human exposure obtained from two previously completed Phase 1 studies, and through the single-patient expanded access program in the United States and in Australia, indicate that AP-SA01 is generally well-tolerated. We are also developing and advancing phage product candidates, both natural and synthetic, for Pseudomonas aeruginosa (“P. aeruginosa”).  Our synthetic Pseudomonas phage program highlights several key attributes of phage engineering that will serve to enhance clinical and commercial prospects of phage therapy. These attributes include expanded host range, which reduces the number of phages in a cocktail and facilitates manufacturing, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

In partnership with Merck, known as MSD outside of the United States and Canada, we are developing proprietary synthetic phage candidates to target an undisclosed infectious disease agent.

In addition to our more advanced pipeline programs, we have phage discovery efforts underway to target other major pathogens of infectious disease (including ESKAPE pathogens) and preventable infectious disease of the microbiome.

We are committed to conducting formal randomized clinical trials required for the Food and Drug Administration (“FDA”) approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant bacterial infections.  In support of this, in August 2018 we had a productive pre-IND meeting with the FDA regarding proposed clinical development of AP-SA01 for the treatment of patients with S. aureus bacteremia, and for the treatment of patients with a hip or knee prosthetic joint infection due to S. aureus. Based on feedback from the FDA no additional nonclinical data are required to proceed with the proposed randomized clinical trials. We are advancing the AP-SA01 program with key opinion leaders to map out the most productive clinical path, and we are actively seeking and intend to continue to seek non-dilutive financing and/or collaborations to support AP-SA01 clinical studies. Related to our Pseudomonas phage product candidates that we are developing for the treatment of respiratory infections including hospitalized pneumonia and cystic fibrosis, we intend to present our proposed clinical study design in a pre-IND meeting in late 2019.

The following chart summarizes the status of our phage product candidate development programs:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2019, we had an accumulated deficit of $146.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and obtaining regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of three and six months ended June 30, 2019 and 2018

Research and Development

Research and development expenses for the three months ended June 30, 2019 and 2018 were $3.1 million and $2.3 million, respectively. The increase of $0.8 million was primarily related to a $0.6 million increase in personnel expenses resulting from the Merger.

Research and development expenses for the six months ended June 30, 2019 and 2018 were $5.1 million and $4.5 million, respectively. The increase of $0.6 million was primarily related to an increase in personnel expenses resulting from the Merger.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) expense of $6.8 million for the six months ended June 30, 2018 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the synthetic phage assets. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the three and six months ended June 30, 2019.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $2.1 million and $0.6 million, respectively. The increase of $1.5 million was primarily due to a $0.7 million increase in professional fees

(legal, audit and investment banking) associated with the Merger, a $0.6 million increase in personnel and stock compensation costs, and a $0.1 million increase in insurance costs.

General and administrative expenses for the six months ended June 30, 2019 and 2018 were $3.5 million and $1.2 million, respectively. The increase of $2.3 million was primarily due to a $1.4 million increase in professional fees (legal, audit and investment banking) associated with the Merger, a $0.6 million increase in personnel and stock compensation costs, and a $0.1 million increase in insurance costs.

Other Income (Expense)

For the three and six month periods ended June 30, 2019, we recorded a noncash gain of $1.2 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger. See Note 10 to our consolidated financial statements.

We recorded noncash interest expense of $536,000 and $369,000 for the six months ended June 30, 2019 and 2018, respectively, as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The increase was due to the obligations being outstanding for a longer time period in 2019 as the obligations began on February 28, 2018. Noncash interest expense for the three month periods ended June 30, 2019 and 2018 was $230,000 and $281,000, respectively. The decrease was due to $1.0 million of the obligations being paid in January 2019.

Income Taxes

There was no income tax benefit for the three and six months ended June 30, 2019 or for the three and six months ended June 30, 2018.

Liquidity, Capital Resources and Financial Condition

We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception and have negative operating cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

As of June 30, 2019, we had unrestricted cash and cash equivalents of $13.2 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations through the first quarter of 2020. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was $8.3 million, as compared to $5.4 million for the six months ended June 30, 2018. The increase of $2.9 million was due to  a $3.0 million increase in general, administrative and research and development expenses as described above as well as a $1.2 million decrease in accounts payable and accrued expenses, offset in part by payments for IPR&D of $1.1 million in 2018.

Investing activities

Net cash provided by investing activities was $2.7 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2018, the cash provided was primarily due to a $9.6 million net maturity and sale of investment securities offset in part by $264,000 in net capital equipment purchases. During the six months ended June 30, 2019, the cash provided was approximately $3.0 million acquired in connection with the Merger, offset in part by capital equipment purchases of $268,000.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;
•	the progress and cost of our clinical trials and other research and development activities;
•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
•	whether and when we receive future Australian tax rebates, if any;
•	the costs and timing of seeking regulatory approvals;
•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
•	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financings;
•	collaborative arrangements, government grants or strategic financings;
•	licensing arrangements; and
•	public or private debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 3 of the condensed consolidated notes to the consolidated financial statements contained elsewhere in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

On May 9, 2019, we completed the Merger, and our management is in the process of evaluating any related changes to our internal control over financial reporting as a result of this transaction. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Except for any changes relating to this integration, that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The lawsuits asserted violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and asserted violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contended that the April 2019 Proxy Statement, omitted or misrepresented material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended the April 2019 Proxy Statement to provide additional disclosure to our shareholders.  Each of the above cases have since been dismissed.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings, including the April 2019 Proxy Statement and May 2019 8-K, in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2018 included in the Proxy Statement on Schedule 14A of AmpliPhi filed with the U.S. Securities and Exchange Commission on April 4, 2019, as amended included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2018 and June 30, 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2019, we had cash and cash equivalents of $13.2 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

While we believe that our existing resources will be sufficient to fund our planned operations through the first quarter of 2020, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

In addition, raising additional capital through the sale of securities could cause significant dilution to our stockholders. Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

As of June 30, 2019, our accumulated deficit was $146.0 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2018 and 2017, we had losses from operations of $17.7 million and $15.5 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

Our ability to generate meaningful revenue and achieve profitability depends on successfully completing the development of, and obtaining the regulatory approvals necessary to, commercialize our product candidates. If any of our product candidates fail in clinical trials or if any of our product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (“EMA”), or other foreign regulatory authorities to perform clinical trials and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

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

Risks Related to the Combined Company

The integration of C3J and AmpliPhi will require significant resources and may not be successful.

There is no history of C3J and AmpliPhi as a combined company. As a result, there can be no guarantee that the two companies will operate together successfully as a combined company. Integration of the companies and consolidation of their operations will require considerable management time, which could result in the diversion of management resources from other important matters.

The failure to integrate successfully the merged businesses in the expected timeframe could adversely affect the combined company’s future results.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and the operations of the combined company; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for AmpliPhi, AmpliPhi’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitations. The net operating loss carryforwards and other tax attributes of C3J may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, such corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for AmpliPhi and, accordingly, AmpliPhi’s net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use after the Merger. C3J’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $61.3 million.

Risks Related to Our Business

We have limited operating history, have incurred significant operating losses since inception and expects to incur significant operating losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

To date, we have funded its operations primarily through private placement offerings of equity securities. As of June 30, 2019, we had cash and cash equivalents of $13.2 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

We currently generate no revenue from product sales, and may never be able to commercialize our product candidates, or other future product candidates. We do not currently have the required approvals to market our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of ’our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing ’our product candidates, we are unable to predict the extent of any future losses or when it will become profitable, if at all.

Our single-patient expanded access strategy may not be successful, which in turn could adversely affect our business.

In the past, our targeted phage therapies strategy involved providing phage therapy under single-patient expanded access guidelines to patients outside of clinical trials with antibiotic-resistant infections who have few or no other therapeutic options. However, this program is subject to numerous risks and uncertainties, including the following:

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

•

Patient access to phage therapy has been provided on an individual basis where physicians will make an application or post-treatment notification to the applicable regulatory authorities on a patient-by-patient basis. This can impose a significant administrative burden on participating physicians, who may be resistant to navigating a process with which they are unfamiliar. We may be unable to identify in a timely manner a sufficient number of patients who are eligible for expanded access emergency treatment and we may be unable to identify in a timely manner a sufficient number of physicians who are interested in providing experimental therapy to such patients, which may limit our ability to provide bacteriophage therapeutics under our expanded access program and to collect data from such cases.

In September 2018, we received the official minutes from our August 2018 Type B pre-IND meeting with the FDA regarding our AP-SA01 bacteriophage therapy product candidate. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AP-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AP-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. We are actively seeking and intend to continue to seek non-dilutive financing and explore other opportunities to conduct these clinical trials of AP-SA01.  However, there can be no assurance that such non-dilutive financing or other opportunities will be available to us on a timely basis, on favorable terms, or at all.  We may also choose to conduct one or more smaller-scale clinical trials of similar design as an alternative to conducting the approximately 100 patient clinical trials described above in an effort to reduce clinical trial expenditures. It is possible that results from such smaller-scale clinical trials may not be viewed by the FDA or other regulatory agencies as sufficient for the advancement of AP-SA01 into Phase 2 trials, including potentially registrational Phase 2 trials, due to the smaller trial populations even if the trial results are otherwise positive, which in turn could result in the FDA or other regulatory agencies requiring us to conduct additional studies beyond those that would have been required if we had conducted trials of approximately 100 patients as proposed in our August 2018 Type B pre-IND meeting.

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

We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere.

We are developing our product candidates with bacteriophage and synthetic phage technology. We have not, nor to our knowledge has any other company, received regulatory approval from the FDA or equivalent foreign agencies for a pharmaceutical drug based on this approach. While in vitro studies have characterized the behavior of bacteriophages in cell cultures and there exists a body of literature regarding the use of phage therapy in humans, the safety and efficacy of phage therapy in humans has not been extensively studied in well-controlled modern clinical trials. Most of the prior research on phage-based therapy was conducted in the former Soviet Union prior to and immediately after World War II and lacked appropriate control group design or lacked control groups at all. Furthermore, the standard of care has changed substantially during the ensuing decades since those studies were performed, diminishing the relevance of prior claims of improved cure rates. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AP-SA01 for the treatment of S. aureus infections, there can be no assurance that these initial formulations will be the final formulations of AP-SA01 for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We are developing novel manufacturing processes for our product candidates at our facilities in Marina Del Rey (near Los Angeles), California and in Ljubljana, Slovenia. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. Our facility in Slovenia must also undergo ongoing inspections by JAZMP, the agency that regulates and supervises pharmaceutical products in Slovenia, for compliance with their and the EMA’s, current good manufacturing practice regulations (“cGMP regulations”), before the respective product candidates can be approved for use in clinical trials or commercialization. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

Our manufacturing facility will be subject to ongoing periodic inspection by the FDA and European regulatory authorities, including JAZMP, for compliance with U.S. and European cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials.

We completed an investigator-sponsored clinical trial of AP-SA01 at the University of Adelaide in Australia for CRS in December 2016. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time consuming and delay aspects of our business plan.

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

In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

In addition to our U.S. operations, we have operations and subsidiaries in the United Kingdom, Australia and Slovenia. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

•	compliance with differing or unexpected regulatory requirements for the development, manufacture and, if approved, commercialization of our product candidates;
•	difficulties in staffing and managing foreign operations;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	anti-corruption laws, including the Foreign Corrupt Practices Act;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	changes in diplomatic and trade relationships; and
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

We expect to use third parties, such as clinical research organizations, to assist in conducting our clinical trials. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit Biologics License Applications, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Central provisions of The Leahy-Smith America Invents Act, or the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (“IPR”), and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the United States Patent and Trademark Office (“U.S. PTO”) Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within six months of the issuance of the challenged patent, a third party can petition the U.S. PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

Our research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), state and federal environmental protection agencies and to regulation under the Toxic Substances Control Act. OSHA, state governments or federal Environmental Protection Agency, may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that could have a material adverse effect on our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

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

The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business.

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the United States and in foreign jurisdictions. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any of our product candidates. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs.

The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect its ability to sell its products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. we expect to experience pricing pressures in connection with the sale of any products that we develop due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative proposals.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA and any amendments thereto may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, our products that receive regulatory approval. We also cannot predict the impact of ACA and its amendments on us as many of the ACA, as amended, requires the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully implemented.

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile.

As of June 30, 2019, we had outstanding common warrants to purchase an aggregate of 1,854,262 shares of our common stock at a weighted-average exercise price of $14.74 per share We also have outstanding options to exercise 1,346,516 shares of our common stock at a weighted-average exercise price of $8.56 per share.  Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

We could be an “emerging growth company” for up to five years, although we may lose such status earlier, depending on the occurrence of certain events. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering conducted after we became a reporting company under the Exchange Act pursuant to our registration statement on Form 10 (File No. 000‑23930), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the Exchange Act, which means that the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of the prior year, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Pursuant to our 2016 Equity Incentive Plan (the “2016 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2016 Plan will automatically increase on January 1st of each year by up to 5% of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2016 Employee Stock Purchase Plan (“ESPP”). The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lessor of 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year and 30,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2016 Plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2019, we entered into a share purchase agreement with certain shareholders of C3J, pursuant to which we agreed to sell our common stock, in a private placement immediately following the closing of the Merger, having an aggregate purchase price of $10.0 million (the “Financing”). An aggregate of 1,991,269 shares of our common stock were issued in the Financing at a price of approximately $5.02192 per share. The shares of common stock in the Financing were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and such shares bear appropriate restrictive legends. In addition, the Financing Shares are subject to the provisions of lock-up agreements.

Immediately following the closing of the Merger and the Financing, the former C3J security holders (including the Investors) own approximately 76% of our common stock (of which approximately 20% was comprised of the shares issued in the Financing to the Investors) and the security holders of AmpliPhi as of immediately prior to the Merger owned approximately 24% of our common stock.

In connection with the Financing, we entered into a registration rights agreement, dated May 9, 2019, pursuant to which we agreed to cause the Financing Shares to be registered for resale under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10‑Q, filed on November 16, 2015).

3.2	Articles of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 24, 2017).

3.3	Articles of Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2018).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on May 10, 2019).

3.5	Amended and Restated Bylaws of the registrant.

3.6	Articles of Merger, dated as of May 9, 2019 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on May 10, 2019).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on May 10, 2019).

4.3	Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on March 19, 2015).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8‑K, filed on June 1, 2016).

4.5	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑217169)).

4.6

Form of Pre-Funded Warrant issued to purchasers in October 2018 underwritten public offering (incorporated by reference to Exhibit 4.18 to the Registrant Registration Statement on Form S‑1 (File No. 333‑226959)).

4.7

Form of Warrant to Purchase Common Stock issued to purchasers in October 2018 underwritten public offering (incorporated by reference to Exhibit 4.19 to the Registrant Registration Statement on Form S‑1 (File No. 333‑226959)).

10.1

Form of Share Purchase Agreement by and among AmpliPhi Biosciences Corporation, C3J Therapeutics, Inc. and certain shareholders of C3J Therapeutics, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2019).

10.2

Form of Company Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.3

Form of C3J Lock-Up Agreement, dated January 3, 2019, by each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.4

Registration Rights Agreement, dated as of May 9, 2019, by and among Armata Pharmaceuticals, Inc. and the Investors. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.5

Employment Agreement, dated October 1, 2018, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.6

Amendment to Employment Agreement, dated as of January 16, 2019, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.7	Form of Director Appointment Letter (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.8

Armata Pharmaceuticals, Inc. 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8, filed with the SEC on June 10, 2019).

10.9	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Armata Pharmaceuticals, Inc. 2016 Equity Incentive Plan.

10.10	Armata Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan.

10.11	Research Collaboration and Option to License Agreement, effective as of May 24, 2017, by and between Synthetic Genomics, Inc. and Merck Sharp & Dohme Corp.*

10.12

Asset Purchase Agreement, dated as of February 14, 2018, by and between C3J Therapeutics, Inc., Synthetic Genomics, Inc. and Synthetic Genomics Vaccines, Inc., as amended by Amendment to Asset Purchase Agreement, made and entered into as of December 20, 2018.*

10.13

Form of Company Support Agreement, dated January 3, 2019, by and between C3J Therapeutics and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

10.14

Form of C3J Therapeutics Support Agreement, dated January 3, 2019, by and between the registrant and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 4, 2019).

31.1	Certification of Principal Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

32.1	Certification of Principal Executive Officer Required by Rule 13a‑14(b) or Rule 15d‑14(b) and 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Required by Rule 13a‑14(b) or Rule 15d‑14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*Certain identified information in the exhibit has been omitted because it is both (i) not material, and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMATA PHARMACEUTICALS, INC.

Date: August 14, 2019	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)