Form 10-Q
period 2019-09-30
Armata Pharmaceuticals, Inc.
filed 2019-11-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ◻     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at November 8, 2019 was 9,934,299.

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,690,000	$9,663,000
Prepaid expenses and other current assets	652,000	697,000
Held-for-sale assets, net	592,000	—
Total current assets	9,934,000	10,360,000
Restricted cash	700,000	800,000
Property and equipment, net	2,530,000	3,249,000
Operating lease right-of-use asset	2,258,000	—
In-process research and development	10,256,000	—
Goodwill	3,490,000	—
Other assets	136,000	136,000
Total assets	$29,304,000	$14,545,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,261,000	$536,000
Accrued compensation	1,568,000	191,000
Deferred rent	—	335,000
Current portion of operating lease liabilities	1,251,000	—
Deferred asset acquisition consideration	885,000	970,000
Total current liabilities	4,965,000	2,032,000
Deferred rent, net of current portion	—	810,000
Operating lease liabilities, net of current portion	1,900,000	—
Deferred asset acquisition consideration, net of current portion	1,230,000	2,892,000
Asset acquisition derivative liability	—	1,117,000
Deferred tax liability	3,077,000	—
Total liabilities	11,172,000	6,851,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 9,934,299 and 5,069,633 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	99,000	51,000
Additional paid-in capital	170,968,000	145,685,000
Accumulated deficit	(152,935,000)	(138,042,000)
Total stockholders’ equity	18,132,000	7,694,000
Total liabilities and stockholders’ equity	$29,304,000	$14,545,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,019,000	1,915,000	8,156,000	6,388,000
Acquired in-process research and development	—	—	—	6,767,000
General and administrative	3,758,000	514,000	7,220,000	1,709,000
Total operating expenses	6,777,000	2,429,000	15,376,000	14,864,000
Loss from operations	(6,777,000)	(2,429,000)	(15,376,000)	(14,864,000)
Other income (expense)
Interest income	13,000	70,000	89,000	180,000
Interest expense	(190,000)	(307,000)	(726,000)	(676,000)
Other income (expense)	(1,000)	—	3,000	—
Change in fair value of derivative liabilities	—	(105,000)	1,117,000	(241,000)
Total other income (expense), net	(178,000)	(342,000)	483,000	(737,000)
Loss before income taxes	(6,955,000)	(2,771,000)	(14,893,000)	(15,601,000)
Income tax benefit	—	—	—	—
Net loss	$(6,955,000)	$(2,771,000)	$(14,893,000)	$(15,601,000)
Unrealized gain on investments	—	—	—	7,000
Comprehensive loss	$(6,955,000)	$(2,771,000)	$(14,893,000)	$(15,594,000)
Per share information:
Net loss per share, basic	$(0.73)	$(0.60)	$(2.05)	$(3.35)
Weighted average shares outstanding, basic	9,552,688	4,652,777	7,254,803	4,652,777
Net loss per share, diluted	$(0.73)	$(0.60)	$(2.11)	$(3.35)
Weighted average shares outstanding, diluted	9,552,688	4,652,777	7,497,194	4,652,777

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2018 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, June 30, 2018	5,068,547	$51,000	$145,678,000	$(134,170,000)	$—	$11,559,000
Forfeiture of restricted stock awards	(3,475)					—
Stock-based compensation			8,000			8,000
Net loss				(2,771,000)		(2,771,000)
Balances, September 30, 2018	5,065,072	$51,000	$145,686,000	$(136,941,000)	$—	$8,796,000

Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,980,000)	$—	$22,628,000
Forfeiture of restricted stock awards	(24,247)		(39,000)			(39,000)
Stock-based compensation			2,498,000			2,498,000
Net loss				(6,955,000)		(6,955,000)
Balances, September 30, 2019	9,934,299	$99,000	$170,968,000	$(152,935,000)	$—	$18,132,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, December 31, 2017	5,073,669	$51,000	$145,639,000	$(121,340,000)	$(7,000)	$24,343,000
Grant of restricted stock awards	12,331					—
Forfeiture of restricted stock awards	(20,928)					—
Stock-based compensation			47,000			47,000
Net loss				(15,601,000)		(15,601,000)
Unrealized gain on available-for-sale securities					7,000	7,000
Balances, September 30, 2018	5,065,072	$51,000	$145,686,000	$(136,941,000)	$—	$8,796,000

Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$—	$7,694,000
Forfeiture of restricted stock awards	(32,714)		(39,000)			(39,000)
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000			1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,686,000			10,709,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000			9,975,000
Stock-based compensation			3,224,000			3,224,000
Net loss				(14,893,000)		(14,893,000)
Balances, September 30, 2019	9,934,299	$99,000	$170,968,000	$(152,935,000)	$—	$18,132,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(14,893,000)	$(15,601,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	5,691,000
Depreciation	1,049,000	1,139,000
Stock-based compensation	3,224,000	47,000
Non-cash interest expense	717,000	676,000
Change in fair value of derivative liability	(1,117,000)	241,000
Amortization of premiums of available-for-sale securities	—	33,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,171,000)	515,000
Accrued compensation	(609,000)	—
Deferred rent and lease liabilities, net	(252,000)	(216,000)
Prepaid expenses and other current assets	199,000	43,000
Net cash used in operating activities	(12,853,000)	(7,432,000)
Investing activities:
Purchases of available-for-sale securities	—	(3,392,000)
Proceeds from sales and maturities of available-for-sale securities	—	13,016,000
Purchases of property and equipment	(203,000)	(484,000)
Proceeds from sale of property and equipment	—	209,000
Cash acquired in reverse merger transaction	3,008,000	—
Net cash provided by investing activities	2,805,000	9,349,000
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	—
Proceeds from sale of common stock, net of offering costs	9,975,000	—
Net cash provided by financing activities	8,975,000	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,073,000)	1,917,000
Cash, cash equivalents and restricted cash, beginning of period	10,463,000	12,276,000
Cash, cash equivalents and restricted cash, end of period	$9,390,000	$14,193,000
Supplemental schedule of non-cash financing activities:
Issuance of common stock in reverse merger transaction	$10,710,000	$—
Conversion of deferred asset acquisition consideration upon reverse merger	$1,463,000	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$8,690,000	$13,393,000
Restricted cash	700,000	800,000
Cash, cash equivalents and restricted cash	$9,390,000	$14,193,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”) and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1‑for‑14.  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

As of September 30, 2019, the Company had cash and cash equivalents of $8.7 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the second quarter of 2020. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2018 included in the Proxy Statement on Schedule 14A of AmpliPhi, filed with the U.S. Securities and Exchange Commission on April 4, 2019, as amended. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The Company expenses acquired IPR&D in connection with an asset acquisition when there is no alterative future use. Acquired IPR&D expense of $6.8 million for the nine months ended September 30, 2018 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of certain synthetic phage assets in 2018 from Synthetic Genomics, Inc. (“SGI”). As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of September 30, 2019 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations and comprehensive loss. The Company has a zero derivative liability balance at September 30, 2019 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger.

Net Loss per Share

Net earnings or loss per share (“EPS”) is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. Basic EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding.  Options, warrants, unvested share-based payment awards and convertible securities are excluded from the basic EPS calculation, and considered within the diluted EPS calculation. Diluted EPS for the nine months ended September 30, 2019 included a numerator adjustment to remove the gain related to the change in fair value of derivative liabilities $1.1 million. There was no gain related to the change in fair value of derivative liabilities for the three months ended September 30, 2019. Additionally, diluted EPS for the nine month period ended September 30, 2019 included an adjustment to the weighted-average shares outstanding to appropriately weight the 516,976 issuance of shares to SGI as discussed in Note 10.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options	1,311,496	144,354	1,311,496	144,354
Restricted stock awards	355,034	412,295	355,034	412,295
Warrants	1,854,262	—	1,854,262	—
Total	3,520,792	556,649	3,520,792	556,649

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The objective of the standard is to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard and credit loss standard on the accounting for collaborative arrangements. The standard will become effective beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

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

The recurring fair value measurements of the Company’s liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable Inputs	Unobservable
	Items (Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2019
Assets
Money market funds	$4,282,000	$—	$—	$4,282,000
Total assets	$4,282,000	$—	$—	$4,282,000

December 31, 2018
Assets
Money market funds	$9,430,000	$—	$—	$9,430,000
Total assets	$9,430,000	$—	$—	$9,430,000

Liabilities
Asset acquisition derivative liability	$—	$—	$1,117,000	$1,117,000
Total liabilities	$—	$—	$1,117,000	$1,117,000

The following table sets forth a summary of changes in the fair value of the Company’s liabilities:

Asset
Acquisition
Derivative
Liability
Balance, December 31, 2018	$1,117,000
Changes in estimated fair value	(1,117,000)
Balance, September 30, 2019	$—

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

5. The Merger

On May 9, 2019, the Company completed the Merger (see Note 1). On the date of the Merger, AmpliPhi had, and the Company currently has, IPR&D related to the development of AP-SA01 (known as AB-SA01 prior to the Merger), a phage combination for the treatment of Staphylococcus aureus infections, and had tested such product in patients through single-patient expanded access guidelines established by U.S. and Australian regulatory agencies. Further, AmpliPhi had, and the Company currently has, a workforce that is considered to have the necessary skills, knowledge, and experience to perform a process, that when applied to IPR&D is critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired.  The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed.  Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

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

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million, of which approximately $0.0 and $1.1 million was incurred in the three and nine months ended September 30, 2019, and is included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2019, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Research and development expenses	$356,000	$994,000
General and administrative expenses	$833,000	$1,530,000
Net loss	$(1,189,000)	$(2,524,000)

The unaudited pro forma information in the table below summarizes the combined results of operations of AmpliPhi with those of the Company as though these entities were combined as of January 1, 2018. The results of operations for the three and nine months ended September 30, 2019, are based on the unaudited financial statements prepared for the three and nine months ended September 30, 2019, and for the year ended December 31, 2018, are based on the Company’s audited financial statements. This unaudited pro forma information is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Net loss	$(6,955,000)	$(4,046,000)	$(18,878,000)	$(22,398,000)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2018.

6. Assets Held For Sale

The Company produces clinical quantities of each of our bacteriophage product candidates at its GMP-compliant manufacturing facilities. With the completion of the Merger in May 2019, the Company has two manufacturing sites, one in Marina del Rey, California and additionally in Ljubljana, Slovenia. Each manufacturing site has clean rooms, in-use equipment and experienced manufacturing personnel. At the time of the merger, the Company was evaluating its long-term manufacturing needs and both facilities were deemed strategic assets due to the complex nature of the bacteriophage manufacturing process.  Following an extensive evaluation and a technology transfer from the Slovenian facility to the Marina del Rey, California location, management determined the Slovenia manufacturing facility was not essential and could exit its operations in Slovenia. This conclusion was reached in September 2019 after considering the monthly expense run rate of the Slovenian facility and its location in Europe.

In accordance with ASC 360, Property, Plant and Equipment, the Company has recorded the net assets associated with the Slovenian manufacturing facility to Assets Held For Sale in the September 30, 2019 consolidated balance sheet.  The net asset value at September 30, 2019 is $0.6 million and include non-cash working capital items, fixed assets and the right of use asset and lease liability associated with the operating facility lease.

On November 8, 2019, the Company entered into an agreement to sell the Slovenia subsidiary to an un-related third-party buyer.  The Company will no longer be responsible for funding the liabilities of the Slovenia facility. The agreement requires that the Buyer maintain the ability of the Slovenia facility to manufacture the Company’s products. If the Company requires such products, the Buyer and the Company would negotiate a supply agreement governing the purchase and sale of such products. In addition, the Company has the right to repurchase the Slovenian subsidiary’s operations at any point in the five year period immediately following the closing. The Company expects to recognize a non-cash loss within the statement of operations in the period of sale.

7. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Laboratory equipment	$7,349,000	$6,990,000
Furniture and fixtures	627,000	627,000
Office and computer equipment	319,000	260,000
Leasehold improvements	3,325,000	3,266,000
Total	11,620,000	11,143,000
Less: accumulated depreciation	(9,090,000)	(7,894,000)
Property and equipment, net	$2,530,000	$3,249,000

Depreciation expense totaled $365,000 and $336,000 for the three month periods ended September 30, 2019 and 2018, respectively. Depreciation expense totaled $1,049,000 and $1,139,000 for the nine month periods ended September 30, 2019 and 2018, respectively.

8. Stockholders’ Equity

Warrants

At September 30, 2019, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
2,980	$1,505.00	March 16, 2020
2,246	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,249,955	$5.60	October 16, 2023
1,200	$1,680.00	None
1,854,262

9. Equity Incentive Plans

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

The assumptions used in the Black-Scholes model are presented below:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	1.71 to 2.23%	-%
Expected volatility	89.26 to 90.43%	-%
Expected term (in years)	5.75 to 6.25	-
Expected dividend yield	0%	-%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$358,000	$1,000	$609,000	$8,000
General and administrative	2,140,000	7,000	2,615,000	39,000
Total stock-based compensation	$2,498,000	$8,000	$3,224,000	$47,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expense related to RSA's issued prior to Merger and vesting beginning on Merger closing date	$892,000	$-	$1,468,000	$-
Acceleration of RSA expense in connection with executive severance	1,244,000	-	1,244,000	-
Expense related to vesting of stock options issued under the Company's stock plans	362,000	8,000	512,000	47,000
Total stock based compensation expense	$2,498,000	$8,000	$3,224,000	$47,000

Stock option transactions during the nine months ended September 30, 2019 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2018	136,463	$36.31	5.02	—
Assumed in the Merger	52,602	56.60		—
Granted	1,179,825	3.17		1,549,000
Forfeited/Cancelled	(57,394)	13.16		—
Outstanding at September 30, 2019	1,311,496	$8.32	9.04	1,507,000
Vested and expected to vest at September 30, 2019	1,311,496	$8.32	9.04	$1,507,000
Exercisable at September 30, 2019	156,858	$44.52	4.66	$—

Restricted stock award transactions under the Assumed 2016 Plan during the nine months ended September 30, 2019 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	416,856	$29.17
Granted	—	—
Forfeited/Cancelled	(32,714)	-
Issued as Common Stock	(29,108)	-
Outstanding at September 30, 2019	355,034	$29.25

The aggregate intrinsic value of options at September 30, 2019 is based on the Company’s closing stock price on that date of $3.70 per share. As of September 30, 2019, there was $8.7 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of 2.1 years.

Shares Reserved For Future Issuance

As of September 30, 2019, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,311,496
Employee stock purchase plan	5,462
Available for future grants under the 2016 Plan	38,974
Warrants outstanding	1,854,262
Total shares reserved	3,210,194

10. Commitments and Contingencies

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

11. Synthetic Genomics Asset Acquisition

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

The Company determined the changes to the deferred purchase price arrangement met the definition of a troubled debt restructuring under ASC 470‑60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and SGI granted a concession. The amendments to the terms of the equity payment resulted in an adjustment to the fair value of the derivative liability, resulting in a $2.0 million gain, which is included in the change in fair values of derivative liabilities within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. Other than the gain resulting from the change in fair value of a derivative liability required to be remeasured to fair value with changes in fair value recognized in earnings in accordance with ASC 815, no gain on restructuring was recorded because the future, undiscounted cash flows of the time-based payment obligation exceed the carrying amount of the liability. The net carrying amount at the date of the restructuring does not include any contingently payable amounts. Prospectively, the time-based payment obligations will continue to be carried at amortized cost and will impact interest expense using the effective interest method based on its contractual life in accordance with ASC 835 and potential payments under the milestone payment obligation will be accrued once probable of being incurred in accordance with ASC 450, Contingencies. For the nine months periods ended September 30, 2019 and 2018, the Company recognized $716,000 and $676,000, respectively, of interest expense related to the time-based payment obligations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, our audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in our Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019 (the “April 2019 Proxy Statement”) with the U.S. Securities and Exchange Commission (the “SEC”), as subsequently amended on April 15, 2019 and May 1, 2019, and our Current Report on Form 8-K, initially filed on May 10, 2019 (as subsequently amended on July 24, 2019, the “May 2019 8-K”).

Our predecessor, C3 Jian, Inc., was incorporated under the laws of the state of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly owned subsidiary of C3J Therapeutics, Inc. (“C3J”), and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC. On May 9, 2019, C3J completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). Following the completion of the Merger, and a $10.0 million concurrent private placement financing, the former C3J shareholders owned approximately 76% of our common stock and the former AmpliPhi shareholders owned approximately 24% of our common stock.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the second quarter of 2020, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific GMP manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including phage-based diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

Our phage product candidates aim to address areas of significant unmet clinical need, by targeting key antibiotic-resistant bacteria including those on the World Health Organization’s global priority pathogens list. We are developing and advancing phage product candidates, both natural and synthetic, for Pseudomonas aeruginosa (“P. aeruginosa”) (our product candidate known as AP-PA02). We anticipate initiating a clinical trial of AP-PA02 in cystic fibrosis patients with P. aeruginosa lung infections in 2020.

Our Pseudomonas phage program highlights several key attributes of phage engineering that will serve to enhance clinical and commercial prospects of phage therapy. These attributes include expanded host range, which reduces the number of phages in a cocktail and facilitates manufacturing, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

We have product candidates in clinical development for the treatment of Staphylococcus aureus (“S. aureus”) infections, including methicillin-resistant S. aureus. AP-SA01 is comprised of three natural phages that were chosen for their ability to cover approximately 95% of S. aureus clinical isolates, including multidrug-resistant strains. Human exposure obtained from two previously completed Phase 1 studies of AP-SA01, and through the single-patient expanded access program in the United States and in Australia, indicate that AP-SA01 is generally well-tolerated. Improved patient outcomes are needed for staphylococcal infections, particularly those caused by methicillin-resistant S. aureus, or MRSA, and in settings such as bacteremia, endocarditis and prosthetic joint infections, and we believe AP-SA02 could have a meaningful impact in these indications, even though AP-SA01 has been studied more extensively. Clinical trials in demanding indications such as bacteremia will not proceed until we secure third party funding for either AP-SA01 or AP-SA02.

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

The following chart summarizes the status of our phage product candidate development programs:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2019, we had an accumulated deficit of $153.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Comparison of three and nine months ended September 30, 2019 and 2018

Research and Development

Research and development expenses for the three months ended September 30, 2019 and 2018 were $3.0 million and $2.0 million, respectively. The increase of $1.0 million was primarily related to a $0.4 million increase in stock-

based compensation expense, $0.2 million increase in personnel expenses resulting from the Merger and $0.3 million increase in lab supplies and consulting costs.

Research and development expenses for the nine months ended September 30, 2019 and 2018 were $8.2 million and $6.4 million, respectively. The increase of $1.8 million was primarily related to a $0.6 million increase in stock-based compensation expense, a $0.6 million increase in personnel expenses resulting from the Merger, and $0.4 million increase in lab supplies.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) expense of $6.8 million for the nine months ended September 30, 2018 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the synthetic phage assets. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the three and nine months ended September 30, 2019.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $3.8 million and $0.5 million, respectively. The increase of $3.3 million was primarily due to a $2.1 million increase in stock-based compensation expense,  $0.6 million increase in professional fees (legal, audit and investment banking) associated with the Merger, a $0.3 million increase in personnel-related expenses, and a $0.2 million increase in insurance costs.

General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $7.2 million and $1.7 million, respectively. The increase of $5.5 million was primarily due to a $2.5 million increase in stock-based compensation expense, $2.1 million increase in professional fees (legal, audit and investment banking) associated with the Merger,  $0.4 million increase in personnel-related expenses, and a $0.3 million increase in insurance costs.

Other Income (Expense)

For the nine month period ended September 30, 2019, we recorded a noncash gain of $1.2 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger. See Note 10 to our consolidated financial statements.

We recorded noncash interest expense of $726,000 and $676,000 for the nine months ended September 30, 2019 and 2018, respectively, as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The increase was due to the obligations being outstanding for a longer time period in 2019 as the obligations began on February 28, 2018. Noncash interest expense for the three month periods ended September 30, 2019 and 2018 was $190,000 and $307,000, respectively. The decrease was due to $1.0 million of the obligations being paid in January 2019.

Income Taxes

There was no income tax benefit for the three and nine months ended September 30, 2019 or for the three and nine months ended September 30, 2018.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $12.9 million, as compared to $7.4 million for the nine months ended September 30, 2018. The increase of $5.5 million was due to a $3.3 million increase in payments related to general, administrative and research and development expenses as described above as well as a $2.2 million increase in accounts payable and accrued expense payments.

Investing activities

Net cash provided by investing activities was $2.8 million and $9.3 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2018, the cash provided was primarily due to a $9.6 million net maturity and sale of investment securities offset in part by $0.3 million in net capital equipment purchases. During the nine months ended September 30, 2019, the cash provided was primarily due to $3.0 million acquired in connection with the Merger, offset in part by capital equipment purchases of $0.2 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of September 30, 2019, we had unrestricted cash and cash equivalents of $8.7 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the second quarter of 2020. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against us and the former AmpliPhi board of directors related to the Merger. The lawsuits asserted violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and asserted violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants.  The plaintiffs contended that the April 2019 Proxy Statement, omitted or misrepresented material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended the April 2019 Proxy Statement to provide additional disclosure to our shareholders.  Each of the above cases have since been dismissed.

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

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2018 included in the Proxy Statement on Schedule 14A of AmpliPhi filed with the SEC on April 4, 2019, as amended included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2018 and September 30, 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2019, we had cash and cash equivalents of $8.7 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

While we believe that our existing resources will be sufficient to fund our planned operations into the second quarter of 2020, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

As of September 30, 2019, our accumulated deficit was $153.0 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2018 and 2017, we had losses from operations of $17.7 million and $15.5 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

To date, we have funded its operations primarily through private placement offerings of equity securities. As of September 30, 2019, we had cash and cash equivalents of $8.7 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

We currently generate no revenue from product sales, and may never be able to commercialize our product candidates, or other future product candidates. We do not currently have the required approvals to market our product candidates and we may never receive them. We may not be profitable even if we or any of our future development partners succeed in commercializing any of our product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses or when it will become profitable, if at all.

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

In September 2018, we received the official minutes from our August 2018 Type B pre-IND meeting with the FDA regarding our AP-SA01 bacteriophage therapy product candidate. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with two proposed randomized clinical trials. The first such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AP-SA01, administered intravenously with the best available antibiotic therapy, compared to placebo plus best available antibiotic therapy, in approximately 100 patients with S. aureus bacteremia. The second such clinical trial would be a Phase 1/2 randomized, controlled clinical trial to evaluate the safety and efficacy of AP-SA01, administered by intra-articular injection and then intravenously with the best available antibiotic therapy, compared to placebo plus the best available antibiotic therapy, in approximately 100 patients with a hip or knee prosthetic joint infection due to S. aureus as an adjunct to surgical treatment. At this time, we are not certain if we will conduct either study as originally proposed with AP-SA01 as we have developed an improved product, AP-SA02. We are actively seeking and intend to continue to seek non-dilutive financing and explore other opportunities to conduct at least the bacteremia study of either AP-SA01 or AP-SA02. However, there can be no assurance that such non-dilutive financing or other opportunities will be available to us on a timely basis, on favorable terms, or at all.  We may also choose to conduct one or more smaller-scale clinical trials of similar design as an alternative to conducting the approximately 100 patient clinical trials described above in an effort to reduce clinical trial expenditures. It is possible that results from such smaller-scale clinical trials may not be viewed by the FDA or other regulatory agencies as sufficient for the advancement of AP-SA01 into Phase 2 trials, including potentially registrational Phase 2 trials, due to the smaller trial populations even if the trial results are otherwise positive, which in turn could result in the FDA or other regulatory agencies requiring us to conduct additional studies beyond those that would have been required if we had conducted trials of approximately 100 patients as proposed in our August 2018 Type B pre-IND meeting.

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

As of September 30, 2019, we had outstanding common warrants to purchase an aggregate of 1,854,262 shares of our common stock at a weighted-average exercise price of $14.74 per share We also have outstanding options to exercise 1,311,496 shares of our common stock at a weighted-average exercise price of $8.32 per share.  Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

ARMATA PHARMACEUTICALS, INC.

Date: November 12, 2019	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)