Form 10-K
period 2019-12-31
Armata Pharmaceuticals, Inc.
filed 2020-03-19
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑37544

ARMATA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Washington	91‑1549568

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation and organization)

4503 Glencoe Avenue Marina del Rey, CA 90292 (Address of principal executive offices, including zip code)	(858) 829‑0829 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ARMP	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).     Yes  ☐    No   ☒

As of June 28, 2019, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 28, 2019 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $38.9 million.

As of March 3, 2020, 10,927,032 shares of the Registrant’s Common Stock were outstanding.

ARMATA PHARMACEUTICALS INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

•	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
•	our ability to raise additional capital when needed and to continue as a going concern;
•	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
•	our clinical development plans, including planned clinical trials;
•	our research and development plans, including our clinical development plans;
•	our ability to select combinations of phages to formulate our product candidates;
•	the safety and efficacy of our product candidates;
•	the anticipated regulatory pathways for our product candidates;
•

our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

•	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies;
•	our ability to leverage the experience of our management team;
•	our ability to attract and keep management and other key personnel;
•	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
•	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
•	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
•	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
•	the benefits of our product candidates;
•	market and industry trends;

•	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
•	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
•	our expectations regarding future planned expenditures;
•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
•	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
•	our ability to operate our business without infringing the intellectual property rights of others;
•	our ability to advance our clinical development programs, which could be impacted by the COVID-19 pandemic; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this Annual Report. In addition, this Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

This Annual Report includes trademarks and registered trademarks of Armata Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

As used in this Annual Report, unless the context requires otherwise, the “Company,” “we,” “us” and “our” refer to Armata Pharmaceuticals, Inc. and its wholly owned subsidiaries.

PART I

Item 1.     BUSINESS

Overview

We are a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast  to traditional  broad-spectrum antibiotics.   We believe that phages represent a promising means to treat bacterial  infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics, which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific Good Manufacturing Practice compliance (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates.  We believe that synthetic phage,  engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy,   including phage-based  diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic  therapies,  including the multidrug-resistant or “superbug” bacterial pathogens.  Our phage product  candidates  aim to address areas of significant unmet clinical need, by targeting key antibiotic-resistant bacteria including those on the World Health Organization’s global priority pathogens  list.

We are developing and advancing our second generation  phage product  candidate  for Pseudomonas aeruginosa (“P. aeruginosa”), known as AP-PA02. We anticipate initiating a Phase 1b/2, multi-center,  double-blind, randomized, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, and preliminary efficacy of AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection in the first half of 2020.

We are also developing a second generation  phage product  candidate  for Staphylococcus aureus (“S. aureus”), known as AP-SA02, for the treatment of S. aureus bacteremia.  We intend to file an IND Application with the FDA to initiate a Phase 1/2, multi-center,   randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability,   and efficacy of AP-SA02 in the second half of 2020.

In partnership with Merck & Co., known as Merck Sharp & Dohme outside of the United States and Canada  (“Merck”), we are developing proprietary synthetic phage candidates  to target undisclosed infectious disease agents. Our proprietary phage engineering platform   serves to enhance the clinical and commercial prospects of phage therapy.   These attributes include expanded host range, improved potency which is a fundamental drug property  that can translate  into improved clinical efficacy, and importantly,  biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

In addition  to our more advanced pipeline programs,    we have phage discovery efforts underway to target other major pathogens  of infectious disease (including the ESKAPE  pathogens:  Enterococcus faecium, Staphylococcus aureus, Klebsiella pneumoniae, Acinetobacter baumannii, Pseudomonas aeruginosa, and Enterobacter species) and preventable  infectious disease of the microbiome.

We are committed  to conducting  formal  randomized  clinical trials  required  for FDA  approval   in order to move toward commercialization of  alternatives  to traditional antibiotics  and provide a potential   method of treating patients suffering from drug-resistant bacterial infections.

Corporate History and Reorganization

Armata was created as a result of a business combination of AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”) with C3J Therapeutics, Inc. (“C3J”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). On May 9, 2019, immediately prior to the closing of the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc.

C3J’s predecessor, C3 Jian, Inc., was incorporated under the laws of the State of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly-owned subsidiary of C3J, and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC. Prior to the Merger, C3J was privately held and was financed principally through a series of equity financings.

AmpliPhi was incorporated under the laws of the State of Washington in March 1989 as a wholly-owned subsidiary of Immunex Corporation and began operations as an independent company in 1992 as Targeted Genetics Corporation. In January 2011, AmpliPhi completed the acquisition of Biocontrol Ltd, an antimicrobial biotechnology company based in the United Kingdom, with the goal of developing their phage therapy programs using funding from the sale of our legacy gene therapy assets. In November 2012, AmpliPhi completed the acquisition of Special Phage Holdings Pty Ltd, a company based in Australia, with the goal of continuing research addressing the rapidly escalating problem of antibiotic resistance through the development of a series of bacteriophage-based treatments.

Pipeline

The following chart summarizes the status of our phage product candidate development programs:

Strategy

Our strategy is to demonstrate safety, tolerability and efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in multiple indications in areas of high unmet medical need. Our fully integrated product development capabilities from bench to clinic enables discovery of optimal product candidates, efficient process development and manufacturing, rigorous clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management. We intend to:

•	Initiate clinical trials of AP-PA02 in CF patients with Pseudomonas aeruginosa lung infections.
•	Develop AP-SA02 for the treatment of serious and life-threatening Staphylococcus aureus infections such as complicated bacteremia, respiratory infections, and periprosthetic joint infections.
•

Advance our partnership with Merck to develop synthetic phage utilizing our phage engineering platform to improve natural phage characteristics, such as host range, biofilm disruption and antimicrobial activity.

•	Develop phage-based diagnostics to drive clinical success and market adoption.

The Need for New Anti-Infective Therapies

The introduction of penicillin in the early 1940s marked the start of the antibiotic discovery era, during which more than 20 new classes of antibiotic were marketed over a period of three decades. The first case of the “superbug”, Methicillin-resistant Staphylococcus aureus (“MRSA”), in the United States occurred in 1968. A void in the discovery of new classes of antibiotics lasting approximately 30 years drove the emergence and spread of antibiotic-resistant bacteria, including vancomycin-resistant enterococci (VRE), and pandrug-resistant strains of Acinetobacter baumannii,  Pseudomonas aeruginosa,  Escherichia coli and Klebsiella pneumoniae.

The dramatic and continuous emergence of antibiotic-resistant bacteria, and the lack of new antibiotics in the pipeline, has prompted calls to action from many of the world’s major health bodies such as The Centers for Disease Control and Prevention (the “CDC”), and the WHO, who warn of an “antibiotic cliff” and a “post-antibiotic era.” A growing list of infections – such as pneumonia, tuberculosis, bacteremia/septicemia, gonorrhea, and foodborne diseases – are becoming harder, and sometimes impossible, to treat as antibiotics become less effective. In 2009, the European Antimicrobial Resistance Surveillance System concluded that “the loss of effective antimicrobial therapy increasingly threatens the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by The Antimicrobial Availability Task Force of the Infectious Diseases Society of America (the “IDSA”), and the European Centre for Disease Prevention and Control in conjunction with the EMA.

The IDSA and WHO regard antimicrobial resistance as one of the greatest threats to human health worldwide. The Review on Antimicrobial Resistance, a global project commissioned by the British government and the Wellcome Trust, reports that at least 700,000 people die each year of drug resistance in illnesses that include bacterial infections. The report predicts that, by 2050, 10 million lives a year worldwide (more people than currently die from cancer) and a cumulative US$100 trillion of economic output are at risk due to the rise of drug-resistant infections. The CDC estimates that at least 2 million people in the United States develop infections due to resistant bacteria resulting in more than 23,000 deaths each year. A 2018 study from the Washington University School of Medicine indicated that the number of deaths would be between 153,113 and 162,044, which suggests that the CDC estimates may be dramatic underestimations. It is estimated that 50% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual healthcare costs for treating drug-resistant bacterial infections in United States alone is calculated at US$21 billion to US$34 billion , with over 8 million additional hospital days. It is for these reasons that we believe there is a critical and pressing need to develop new and novel antibacterial therapies to combat the rise in antibiotic-resistance bacteria.

Anti-Infective Therapeutics Market

The market opportunity for antibiotics is large, with the market estimated to reach $44.7 billion in annual sales globally in 2020. Almost one in every five deaths worldwide occurs as a result of infection and, according to the WHO, many bacterial infections will become difficult or impossible to cure as the efficacy of current standard-of-care antibiotics wanes. Despite the advances in antimicrobial and vaccine development, infectious diseases still remain the third-leading cause of death in the United States and the second-leading cause of death worldwide.

The number of new antibiotics approved by the FDA, and other global regulatory authorities has declined consistently over the last two decades. According to a September 2019 report from PEW Charitable Trusts, only 42 new antibiotics (all small molecules that act systemically) with the potential to treat serious or life-threatening bacterial infections are in global clinical development. This is compared with more than 1,000 new product candidates in the drug pipeline for cancer. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We therefore believe there is a need for new approaches to treat serious and life-threatening bacterial infections.

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

Compounding the above situations is the alarming and continuing rise in the prevalence of multidrug-resistant bacterial infections. This, coupled with the lack of new antibiotics in current discovery and development pipelines, has generated a significant clinical management problem worldwide, leading to increases in morbidity and mortality due to these antibiotic-resistant bacteria as well as increases in healthcare costs.

Bacteriophage therapy has the potential to be an alternative method of treating bacterial infection.

Bacteriophage Therapy

Bacteriophages, also known as phages, are ubiquitous viruses, found wherever bacteria exist. It is estimated there are more bacteriophages than every other organism on Earth combined. Phages are natural predators of bacteria, and the name “bacteriophage” translates as “eaters of bacteria”. Phages infect and rapidly kill the bacterial host by multiplying inside and then bursting through the cell membrane in order to release the next generation of phages into the surrounding environment, ready to infect and kill additional nearby target bacterial cells until the bacteria have been eliminated. When there are no target bacteria left for the phages to infect, the phages are removed through the body’s natural clearance processes.

Phages have the potential to provide both an alternative to, and a synergistic approach with, antibiotic therapy. Phages offer several differentiating attributes compared to classic antibiotics:

•

Highly specific/selective bactericidal agents, sparing the microbiome. Since each strain of phage generally exploits only a particular bacterial host, phages may be a precision tool to reduce or eliminate specific strains of harmful bacteria without exposing patients to risks of eliminating beneficial bacteria through the use of antibiotics. Such risks could include serious opportunistic infections such as Clostridium difficile infection and vancomycin-resistant enterococcal (VRE) infection.

•

No known toxicities associated with chemical structures. Antibiotic use is often associated with toxicities (e.g. kidneys, bone marrow, hearing). Phages are highly unlikely to carry structural features or be metabolized by the body to produce structural elements that confer chemical toxicities associated with small molecules.

•

Distinct mechanism of bactericidal action. Since phages use different mechanisms of action, their activity is independent of antibiotic resistance and as such could provide much needed therapy for multi-drug resistant infections.

•	Replication competent. It is possible that phage replication at the site of infection facilitates effective dosing.
•

High potential for added functionality through genetic engineering. Phage genomes can be modified to confer benefits that address limitations, if any, that are observed during clinical development. Traits such as host range, burst size and biofilm disruption can be improved. These potential improvements help to assure phage therapeutics efficacy in difficult settings and over time as new isolates emerge.

Phages were discovered in 1915 at the Pasteur Institute and were shown to kill bacteria taken from patients suffering from dysentery. Furthermore, it was noted that phage numbers rose as patients recovered from infection, suggesting a direct association. Throughout the pre-antibiotic era, phages were widely used as an effective therapeutic agent to combat a variety of bacterial infections. However, phage use was displaced by the common use of broad-spectrum antibiotics in the early 1940s, with antibiotics being seen for many years as the superior treatment to combat bacterial disease, particularly in Western medicine. This attitude persisted until the development of the wide-ranging, and in some cases total, resistance to antibiotics seen within the last 10 years. We believe that the continuing emergence of antibiotic-resistant bacteria provides the opportunity to revitalize phage use.

There are hundreds of cases published in the scientific and medical literature describing the use of phage therapy in human medicine over more than 90 years, mostly in the former Soviet Union and Eastern Europe. Phage therapy is still commonly used today in Russia, Poland and Georgia, with numerous reports of success in treating infectious diseases caused by many pathogenic bacterial species. However, the safety and effectiveness of these therapies have not been conclusively established due to the lack of randomized controlled clinical studies.

Recently, Western medicine has seen a rise in the clinical evaluation of phages. In the United Kingdom, two early-stage clinical trials of Pseudomonas aeruginosa phage cocktails showed no adverse effects in patients. One study (Phase 1/2a) demonstrated efficacy in a small trial of 12 patients with chronic multidrug-resistant P. aeruginosa otitis treated with a cocktail of six natural phages. Since 2016, there have been a number of Compassionate Use cases in which patients suffering from various serious or life-threatening infections have been treated with phage therapy under physician-sponsored Emergency Investigational New Drug (“Emergency IND”) Applications with high rates of success and no adverse effects attributable to the therapy. Most notable was the well-documented case in 2016 of Tom Patterson, whose disseminated multidrug-resistant Acinetobacter baumannii infection was successfully treated with phage-based therapeutic cocktails administered intravenously and intraperitoneally. An 82-year-old male with an aortic graft (heart implant) infected with pandrug-resistant P. aeruginosa was successfully treated with a single application of phage, marking Yale University’s first case using phage therapy under Emergency IND. By early 2019, Yale University had treated more than half-a-dozen compassionate use cases, the majority individuals with CF with antibiotic-resistant lung infection. In 2018, a 15-year-old CF patient with a disseminated Mycobacterium abscessus lung infection was treated intravenously with a three-phage cocktail following lung transplantation. That patient’s case represents another milestone for phage therapy – the first person to be treated with genetically modified phages.

A consistent takeaway from these early phage therapy uses, and from the more recent clinical trials and compassionate use cases, is that phage therapy is generally well tolerated, with generally no reports of serious adverse events. Phage have previously received approvals for use in cleaning food facilities and as a food additive for human consumption by the FDA and the EMA, and as agricultural bacterial pest treatments by the United States Department of Agriculture (“USDA”). Phages have met the criteria to be considered as “generally recognized as safe”, or “GRAS”, in the food and food contact surface categories.

With the growing threat of antimicrobial resistance, we believe it is essential that phage safety and efficacy is demonstrated by conducting rigorous well-powered clinical trials required for FDA approval, in order to move toward commercialization of alternatives to traditional antibiotics and bring a potential solution to all patients suffering from drug-resistant bacterial infections.

Target Markets and Medical Need

Pulmonary Bacterial Infections

Pseudomonas aeruginosa is consistently recognized by the CDC, and other public health agencies, as among the most dangerous and difficult-to-treat pathogens associated with significant impacts on health, quality of life, and economic burden. Regular standard-of-care antibiotics treatments often fail to completely eradicate the pathogen, and the problem is further complicated by rising rates of antibiotic resistance due to a growing number of multidrug-resistant isolates emerging, particularly with long term use. Pseudomonas is particularly problematic for CF patients given that their already compromised immune system leads to chronic infections. In addition to CF lung infections, P. aeruginosa is responsible for other respiratory infections with high unmet medical need, including hospitalized pneumonia. Staphylococcus aureus is another major pathogen that drives both community-acquired and healthcare-associated pneumonias (“HCAPs”).

P. aeruginosa Infection is a Major Cause of Morbidity and Mortality in Cystic Fibrosis

CF is a genetic disease caused by mutations in the CF transmembrane conductance regulator (“CFTR”) gene. CF affects over 30,000 people in the United States (70,000 people worldwide) with approximately 1,000 new diagnoses per year. Dysfunction of the CFTR gene leads to dysfunction in multiple organs, but particularly the lungs, where a failure of hydration of airway secretions results in thick mucus, chronic inflammation, airway remodeling, and recurrent infections. Lung function continues to decline over time, punctuated by pulmonary exacerbations with increased cough, shortness of breath, and infections that result in rapid declines in lung function. For these reasons, CF remains the most common fatal hereditary lung disease.

Outcomes for people with CF have improved significantly in recent years through early screening, the development and use of CFTR modulators, and other therapies. However, people with CF still suffer significant morbidity and mortality due to pulmonary infection with P. aeruginosa. Chronic P. aeruginosa infections occur in 55% of CF patients by age 25, and are strongly associated with worsening lung function, frequent pulmonary exacerbations, and increased mortality. In 2018, the median survival age was 47 years. Although many patients with chronic P. aeruginosa benefit from routine suppressive inhaled antibiotic therapy, large numbers of CF patients still experience clinical deterioration despite these treatments, hence the need for more effective therapies, ideally with a different mechanism of action compared to traditional antibiotics, for the treatment of chronic P. aeruginosa infection. GlobalData projects that total antibiotic sales in the CF market will exceed $400 million in 2020.

Initial P. aeruginosa pulmonary infections are treated aggressively with the goal of eradicating the infection because P. aeruginosa infection in children is associated with increased mortality whereas sustained eradication of first P. aeruginosa infections leads to a 74% decreased 5‑year risk of chronic P. aeruginosa infection. However, despite several acceptable antibiotic regimens, infection eradication is sustained in only 57‑69% of children and adolescents. Given the significant health costs associated with treatment of infection in children and adolescents with CF after the failure to achieve sustained P. aeruginosa eradication, a 30% treatment failure rate is unacceptable and demonstrates an urgent need for better eradication therapies for initial P. aeruginosa infections.

Staphylococcus aureus Bacteremia

Bacteremia is a common diagnosis with up to 1.7 million cases reported annually in the United States. S. aureus is the most commonly identified pathogen in both hospital- and community-acquired blood stream infections. Annually in the U.S. there are approximately 200,000 hospitalizations for S. aureus bacteremia (“SAB”). Despite conventional antibiotics, mortality in SAB results in death of up to 40% of all cases and 57% of patients over the age of 85. Patients with comorbidities such as alcoholism, malignancy, diabetes, end-stage renal disease requiring hemodialysis, and immunosuppression are at even higher risk for death when SAB develops. Age-adjusted mortality assessments show that SAB mortality is higher than that of AIDS, tuberculosis, or viral hepatitis, and comparable to mortality rates for breast or prostate cancer. Outcomes are even poorer for SAB due to MRSA, classified as a serious threat to global health by the CDC and a high priority threat by the WHO, with higher rates of complications and increased mortality as compared to methicillin-susceptible S. aureus (MSSA). Average hospital costs to patients with nosocomial SAB ranges between $40,000 (MSSA) and $114,000 (MRSA). Treatment failures are common in SAB, with highest rates due to MRSA. These failures can be attributed in part to poor penetration of some tissues by antibiotics, slow onset of bactericidal effects, emerging resistance patterns, and biofilm formation. While biofilms can render traditional antibiotics ineffective, phages may have the ability to penetrate the biofilm allowing rapid and efficient infection of the host and amplification at the site of infection. Daptomycin (approved in 2005; based on clinical cure rates of <50%) and vancomycin are the only two antibiotics with label indications in the U.S. for the treatment of SAB, and the emergence of drug-resistant S. aureus isolates, including to these two standard of care drugs, represents a major threat in terms of increasing morbidity, mortality and health care utilization.

Platform Technologies

Proprietary Synthetic Phage Platform

Phages, natural predators of bacteria, have been in an uninterrupted battle for millions of years – evolving to kill or evade. These powerful natural phages can be purposely engineered to be more efficient killers. The use of synthetic biology tools enables us to precisely engineer natural phages in ways that further improve their pharmacological properties and antimicrobial activity, with the potential to create supercharged synthetic phages that, once marketing authorization is obtained, can be deployed in the clinic as highly effective weapons in the fight against multidrug-

resistant bacterial infections. Engineering natural phages may broaden their host range, minimize resistance and improve efficacy through the expression of beneficial moieties such as biofilm-degrading enzymes and antimicrobial peptides.

Phage Discovery and Phenotyping:

Development of synthetic phage products that target a specific pathogen begins with the isolation of powerful natural phages from environmental and clinical samples. Our large library of multidrug-resistant pathogens and microbiome targets aids in the identification of the optimal phage candidates for downstream engineering.

Bioinformatics Powers Engineering: In partnership with Synthetic Genomics, we employ next-generation sequencing and a proprietary sequencing database and software for the analyses of our phages.

Engineering Phage to Confer Desirable Properties:

Depending on the target pathogen, identified natural phages are engineered to enable desirable phenotypes such as wide host range, payload expression, biofilm degradation, resistance prevention, and bioactive peptide display. Engineered phages are evaluated both in vitro and in vivo to determine pharmacological and toxicological parameters to confirm their potential in the clinic.

Formulation Development and Chemistry, Manufacturing, and Controls (CMC):

We have developed and acquired highly skilled process development and phage manufacturing expertise to manage our proprietary platforms with proven capabilities from the bench to clinic. Our research and development facilities are equipped with cGMP manufacturing suites enabling the production, purification and testing and release of clinical trial material.

Proprietary STAMP Platform

Specifically Targeted Antimicrobial Peptides (STAMPs) are designed by first identifying targeting domains in bacterial genomes using genomic mining techniques. An antimicrobial peptide is then linked to the targeting domain, directing the antimicrobial activity to a specific pathogen or group of pathogens of choice within a microbial community. The platform technology allows the STAMP to effectively re-engineer the microbiota by selectively killing the targeted pathogen while sparing the remaining healthy microorganisms within the indigenous microflora. In contrast to this targeted approach, broad-spectrum antibiotics indiscriminately kill both beneficial and pathogenic bacteria. Treatment with STAMPs results in biofilm communities that remain intact and “healthier” after treatment, serving as a barrier to prevent reinfection.

A STAMP platform proof-of-concept has been demonstrated with C16G2 advancing through several clinical trials, including Phase 2 clinical trials, conducted under an IND application. Administered as a topical product, C16G2 targets S. mutans, recognized as the major causative agent of dental caries (tooth decay/cavities). These studies demonstrated an acceptable safety and tolerability profile of the drug while demonstrating a selective reduction of S. mutans in the oral cavity. Given the length and cost of pursuing a large Phase 2 trial or a pivotal Phase 3 trial, we elected not to proceed, and instead seek alternatives to lower STAMP cost of goods, which could include C16G2 expressed in a synthetic phage. We plan to seek partners to continue the development of C16G2.

Preclinical and Clinical Development Programs

Our phage product discovery platform in which we screen of hundreds of clinically-relevant isolates against our extensive phage library utilizing proprietary methods that identify optimal phage combinations with superior attributes, together with our phage-specific cGMP manufacturing facilities, uniquely enable us to efficiently identify new therapeutic candidates. Our therapeutic phage candidates aim to address areas of significant unmet clinical need, by targeting key antibiotic-resistant bacteria including those on the WHO’s global priority pathogens list. We are developing and advancing a broad pipeline of natural and synthetic phage candidates, including clinical candidates for Pseudomonas aeruginosa,  Staphylococcus aureus, and other pathogens. Proprietary synthetic phage candidates designed to target an undisclosed infectious disease agent are being developed in partnership with Merck. We are committed to advancing phage with drug development expertise that spans bench to clinic including in-house phage-specific cGMP manufacturing.

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Background and Strategy

AP-PA02 is being developed as a replacement for its predecessor AP-PA01 (previously known as AB-PA01). A total of 10 patients with serious or life-threatening P. aeruginosa infections not responding to antibiotic therapy have been treated with AP-PA01, along with antibiotics, under single-patient expanded access programs in the United States (Emergency INDs, per the FDA) or Australia (Special Access Scheme, per the Australian Therapeutic Goods Administration). The treated patients’ infections included bacteremia, native and prosthetic valve endocarditis, recurrent pneumonia (CF, post-transplant), VAP, prosthetic joint infection, ventricular assist device infection, and septicemia due to burns. There were no treatment-related serious adverse events (SAEs) from treatment with AP-PA01 administered via nebulizer or intravenously. One of these cases was recently featured in the peer-reviewed journal Infection after AP-PA01 was used to successfully treat a CF patient who had developed a multidrug-resistant P. aeruginosa infection. Another recent success with AP-PA01 used to treat a 77‑year-old with VAP and empyema was described in the American Journal of Respiratory and Critical Care Medicine.

In August 2018, we held a Type B pre-IND meeting with the FDA regarding our proposed Phase 1/2 clinical study of AP-PA01 for the treatment of P. aeruginosa respiratory infections (VAP). Feedback from the FDA in September 2018 included: agreement on product specifications, manufacturing and analytical plan, and a stability program. Furthermore, the FDA noted that preclinical toxicology studies are not required for AP-PA01 to enter clinical development.

Human exposure through treatment of single patients with AP-PA01 under the expanded access program has been helpful in demonstrating the promise of phage therapy. Feedback from the pre-IND meeting has been insightful for the regulatory path required for phage therapeutics in general, and specifically for phage product candidate intended for respiratory infection. We therefore have leveraged our experiences with AP-PA01 to derive a development plan for AP-PA02.

Preclinical Development of AP-PA02

AP-PA02 is one example of the novel candidates to emerge from our robust research and development capabilities, and significantly improves upon our original P. aeruginosa phage product candidate, AP-PA01. A series of selection criteria and different methods were deployed, including bioinformatics and comparative genomics, in order to identify such optimal attributes for a product candidate. We have engaged in preclinical studies to determine pharmacological and toxicological parameters to confirm therapeutic potential in the clinic. In parallel, we initiated manufacturing feasibility and process optimization efforts with the goal of achieving high-quality phage product free of endotoxin and host cell proteins whilst maintaining adequate phage titers. AP-PA02 is comprised of a cocktail of P. aeruginosa phages originating from distinct families and subfamilies, targeting multiple receptor classes, functioning with compatibility (i.e., the phages don’t interfere with one another) and cooperativity (i.e., the phages work together for a better outcome), and further characterized by being highly potent and having a broad host range and overlap. AP-PA02 demonstrates broad coverage against approximately 90% of tested clinical isolates.

Preclinical highlights of AP-PA02 include:

•	Significantly reduced P. aeruginosa biofilm mass in vitro within 4 hours of a low-dose application;
•	Persisted in the lung after intranasal instillation;
•	Systemic exposure after intranasal instillation is limited;

•	Significantly decreased mortality in a murine model of acute P. aeruginosa lung infection;
•	Components are stable in blood and sputum;
•	Not antagonistic with tobramycin nor aztreonam;
•	Components maintain activity in the presence of other CF therapies.

We have developed AP-PA02 as a liquid formulation, suitable for delivery by inhalation and intravenous administration. Feasibility batches of AP-PA02 have been completed meeting all intended specifications. Verification batches have also been completed with quality control data expected to support regulatory filings. Potency of drug substance supports doses up to at least 1x1011 PFU (plaque forming units) per mL, and endotoxin levels are well within specifications for an intravenous product. We have initiated manufacturing of clinical trial material at our production facility in Marina del Rey, California, using cGMP, to support the required regulatory filing(s) for clinical entry in the United States and/or Europe.

Clinical Development Plans

We plan to file an IND Application with the FDA, and possibly a Clinical Trial Application (“CTA”) with the relevant competent authorities in Europe, in the first half of 2020, upon regulatory clearance, initiate a Phase 1b/2, multi-center, double-blind, randomized, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, and preliminary efficacy of AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection. We plan to explore the pharmacokinetic (“PK”) profile, pharmacodynamic (“PD”) profile, and immunogenicity, of AP-PA02. We anticipate conducting the study at sites in the United States and Europe. We anticipate generating topline data from this study in 2020.

With positive outcomes from this first clinical study, we plan to initiate follow-on clinical studies that will investigate the efficacy of AP-PA02 to improve lung function and decrease exacerbations. Our ultimate goal is to bring AP-PA02 to the CF community at large as a new FDA-approved therapy to treat airway P. aeruginosa infections and improve the long-term health of people with CF.

In addition to CF lung infections, we have begun charting the appropriate clinical and regulatory paths for other respiratory infections with high unmet medical need, such as bacterial pneumonia. For this purpose, we intend to also optimize a P. aeruginosa phage product candidate for the treatment and/or prevention of hospitalized pneumonia utilizing a core set of phages derived from AP-PA02. We do not anticipate clinical development of such a product until such time that we can evaluate the results of the CF study.

We plan to produce our proprietary bacteriophage therapeutics for these clinical trials at our cGMP-compliant manufacturing facility located in Marina del Rey, California. We believe our cGMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for these clinical trials through a potential biologics license application filing and potential approval.

Furthermore, we will investigate whether AP-PA02, and any other Pseudomonas phage product candidates that we may develop in the future, may be eligible for Fast Track Designation and for approval under the Limited Population pathway (“LPAD pathway”), which is intended to facilitate development of therapeutics to treat serious or life-threatening infections in a limited population of patients with unmet need. Products eligible for approval under the LPAD pathway may follow streamlined approaches for clinical development, which may involve smaller, shorter, or fewer clinical trials to help reduce the overall product development timeline.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Background

Our first-generation phage product candidate, AP-SA02 (previously AB-SA01) targets S. aureus. The three natural lytic phage that comprise the product candidate were chosen for their ability to cover approximately 95% of S. aureus clinical isolates, including multidrug-resistant strains.

The therapeutic potential of the first-generation S. aureus bacteriophage product, AP-SA01, has been demonstrated through:

•	Efficacy in murine methicillin-resistant and methicillin-susceptible S. aureus pneumonia models, and sheep sinus biofilm model
•

Demonstration of safety and tolerability in two completed investigator-initiated Phase 1 studies (topical administration: intact skin of healthy adults; intrasinal administration: patients suffering from S. aureus-derived chronic rhinosinusitis).

•

More recently, AP-SA01 was provided for use under single-patient expanded access programs in the United States (Emergency INDs, per the FDA) or Australia (Special Access Scheme, per the Australian Therapeutic Goods Administration). A total of 18 patients with serious or life-threatening S. aureus infections (including bacteremia, endocarditis, ventricular-assist device infection, prosthetic joint infection) not responding to standard-of-care antibiotic therapy were treated with AP-SA01. AP-SA01 was administered intravenously, with most patients treated for 14 days, every 12 hours as an adjunct to antibiotic therapy. Investigators concluded that intravenous administration of AP-SA01 was well-tolerated with no treatment-related SAEs and warranted further study to support safety and efficacy through randomized controlled trials required to support registration.

AP-SA01 has previously advanced through a Type B pre-IND meeting with the FDA in August 2018.

Product Optimization: Development of AP-SA02

Using the same integrated approach and proprietary techniques that we employed to improve upon AP-PA01 as described above, we have developed an optimized phage cocktail for Staphylococcus aureus, with significantly improved attributes. This product draws upon prior experience and expertise to derive bacteriophage cocktails with superior therapeutic attributes. Unlike AP-SA01, which is comprised of three highly-related lytic phages of one family, this new product AP-SA02 consists of phage from different families with robust host range and superior killing kinetics compared to the phage which comprise AP-SA01.

Preclinical highlights of AP-SA02 include:

•	host range coverage of >90% across MRSA isolates tested;
•	efficiency of plating and plaque morphology reflect strongly potent component phages. Potency further demonstrated by the failure of attempts to obtain phage-resistant bacteria;
•	robust potency against drug-resistant isolates, including MRSA, vancomycin-intermediate/-resistant S. aureus (VISA/VRSA);
•	component phages are stable and retain infectivity in relevant biological fluids (blood and plasma);
•	biofilm eradication in vitro ranged between 60% and 90%, suggesting that AP-SA02 can penetrate pre-existing biofilms and decrease attached biomass; and

•	maintains activity in the presence of current standard anti-staphylococcal therapy.

AP-SA02 Clinical Development Plans

We are committed to developing novel phage therapies that specifically address areas of high need which includes drug resistant and difficult to treat infections such as Staphylococcus aureus bacteremia (SAB). The long-term potential for phage therapy is broad reaching, including potential use as front-line therapy. However, first indications will be as adjunct therapy in indications with high unmet need, which demands careful patient population selection to assure that a treatment effect with the phage cocktail can be observed over and above the efficacy of standard-of-care antibiotics.

We plan to file an IND Application with the FDA, and, upon regulatory clearance, initiate a Phase 1b/2, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability, and efficacy of AP-SA02 administered intravenously as an adjunct to best available antibiotic therapy (“BAT”) for the treatment of SAB. The objectives of this study are to: (i) demonstrate safety and tolerability of multiple different dose levels of AP-SA02; (ii) evaluate optimal dosing through safety, PK and microbial efficacy; and (iii) explore efficacy through evaluation of key meaningful endpoints. We anticipate conducting the study at sites in the United States and potentially also at sites abroad. We have developed a synopsis for the Phase 1b/2 study design that reflects feedback from the FDA, received by our predecessor in September 2018. Additional refinements in trial design and study population will be derived through consultation with key opinion leaders from academic centers and U.S. government medical treatment facilities, prior to incorporation into the final study protocol. We anticipate findings from this study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase‑2 meeting with the FDA that enables us to obtain agreement on a path to approval.

We are actively seeking and intend to continue to seek non-dilutive financing and explore other opportunities to conduct this Phase 1/2 study. Given our priorities to devote internal resources to the Pseudomonas respiratory indications outlined above, clinical trials in S. aureus indications outside of respiratory infections will not proceed until we secure third party funding.

Improved patient outcomes are needed for other staphylococcal infections, particularly those caused by MRSA, in settings such as endocarditis, prosthetic joint infections, and pneumonia and we believe AP-SA02 could also have a meaningful impact in these indications. As mentioned above, our initial priority will be targeting respiratory infections and, absent third-party funding, our priority would likely target AP-SA02 in such indications. For example, having bacteriophage products for S. aureus and P. aeruginosa would enable us to address the two most common pathogens causing hospitalized pneumonia.

We will investigate whether AP-SA02, and any other Staphylococcal phage product candidates that we may develop in the future, may be eligible for Fast Track Designation and for approval under the LPAD pathway, which is intended to facilitate development of therapeutics to treat serious or life-threatening infections in a limited population of patients with unmet need. Products eligible for approval under the LPAD pathway may follow streamlined approaches for clinical development, which may involve smaller, shorter, or fewer clinical trials to help reduce the overall product development timeline.

Merck Partnered Program

Proprietary synthetic phage candidates designed to target an undisclosed infectious disease agent are being developed in partnership with Merck, a collaboration that reflects the pharmaceutical industry’s growing interest in phage therapy. Pursuant to the terms of the Amended and Restated Research Collaboration and Option to License Agreement between Armata and Merck (the “Research and Option Agreement”) we are engaged in the research and development of engineered phage, or a combination of two or more engineered phages, that infect specific bacteria, pursuant to the criteria set forth in the research plan. We intend for the phage to be engineered for a wide host range, and to express anti-biofilm and antimicrobial payloads. We will be entitled to milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products developed pursuant to the Research and Option Agreement. We are responsible for our costs and expenses in connection with the research program. Unless the Research and Option Agreement is terminated by Merck, it will continue in full force and effect until one or more products developed thereunder has received marketing authorization and, thereafter, until expiration of all royalty obligations thereunder. Upon expiration of the Research and Option Agreement, Merck’s licenses pursuant to the Research and Option Agreement will become fully paid-up, perpetual licenses. An amendment to the Research and Option Agreement with a revised research plan was agreed to by the parties in December 2019.

Engineered Phage-Based Diagnostic

We are developing a diagnostic test to help us to rapidly and accurately identify patients during our clinical trials and in connection with the commercialization of our phage product candidates that we are developing or may develop in the future. The test is deigned to drive early use of our therapeutic phage in a treatment paradigm by identifying patients who are most likely to benefit. For example, those patients who are infected with a bacterial isolate that is sensitive to our particular therapeutic phage, and to monitor response to treatment with our particular therapeutic phage. The test is designed to be highly sensitive and to identify colonized patients even before a diagnosis of infection has been given by the treating physician.

Discovery Research

In addition to developing our more advanced pipeline programs described above, we continue phage discovery efforts by screening other interesting bacterial targets against our phage library in order to further expand our pipeline. Klebsiella pneumoniae phage, for example, is a potentially important addition to treatment options for serious lung infections. A recent outbreak of VAP caused by a new emerging hypervirulent K. pneumoniae strain led to the death of five patients in the intensive care unit of a hospital in China (Lancet Infect. Dis.; Volume 18:1, Jan 2018).

Furthermore, our team of microbiologists and synthetic biologists hunt for natural phages and evaluate the suitability of these phages for engineering using our proprietary synthetic phage platform. We continue to make advancements in the engineering of super fit phage, incorporating the best attributes from a phage family to expand host range and increase burst size, and improving bactericidal and biofilm activity through the expression of heterologous proteins.

Manufacturing

We produce clinical quantities of each of our bacteriophage product candidates at our cGMP-compliant manufacturing facility in Marina del Rey, California. This facility, which serves as our headquarters, has approximately 35,500 square feet of laboratory and office space, including 5,600 square feet of cGMP laboratory space, designed to produce clinical quantities of each of our product candidates and to perform in-house Quality Control testing. We operate in-house process development activities through to production, purification, formulation, and release of our therapeutic phage cocktails for use in human clinical trials. Our facility is registered with the FDA and licensed by the California Department of Public Health (“CDPH”) for drug manufacturing, and is subject to periodic, unannounced inspections by both agencies for compliance with cGMP and other state and federal regulations. Our facility is staffed with an independent Quality Unit and cGMP-trained Manufacturing and Facilities personnel. We believe this facility will be sufficient to meet our manufacturing needs through our Phase 3 clinical trials.

Our current formulations for our Pseudomonas and Staphylococcal phage product candidates are intended for inhaled and intravenous delivery, both requiring our drug products to be sterile. Our Marina del Rey facility is capable of manufacturing sterile drug products, utilizing ISO-certified cleanrooms and ISO 5‑certified biological safety cabinets. The facility also houses an ISO 5‑certified closed system isolator. We may further optimize future formulations of our product candidates which may or may not require assurance of sterility.

For our manufacturing facility we have been able to access and hire highly skilled process development and phage manufacturing expertise and believe that we have control of our proprietary platform from phage identification through final product fill and finish and release. Manufacturing campaigns are managed by a specialist team of our internal staff, which is designed to promote compliance with the technical aspects and regulatory requirements of the manufacturing process. We have developed a cGMP-compliant manufacturing process that utilizes both industry standard and proprietary methods for the manufacture of our product candidates. Our process is designed to be scalable to meet our clinical study needs, and to fulfill the requirements of regulators for human studies.

Although our facility is capable of manufacturing our phage product candidates, we rely on, and may continue to rely on, third-party contract manufacturers for the manufacture of certain raw materials, components, or packaging of the product candidates that may be developed for clinical testing, as well as for commercialization.

We also had an additional cGMP-compliant manufacturing facility, located in in Ljubljana, Slovenia, that was leased by our wholly-owned subsidiary, AmpliPhi, Biotehnološke Raziskave in Razvoj, d.o.o. This facility was comprised of approximately 5,300 square feet of laboratory and office space, including 1,080 square feet of cGMP laboratory space where cGMP clinical trial materials have previously been manufactured. This facility was subject to inspection and regulation by JAZMP, the Agency for Medicinal Products and Medical Devices of the Republic of Slovenia. In April 2019, the facility successfully completed a periodic regulatory cGMP inspection by JAZMP. Subsequent to the Merger in May 2019, following an extensive evaluation and a technology transfer from the Slovenian facility to the Marina del Rey, California location, management determined that the Slovenia manufacturing facility was not essential to Armata’s business. This conclusion was reached in September 2019 after considering the monthly expenses of maintaining the Slovenian facility and its location in Europe. On November 8, 2019, the Company entered into an agreement to sell the Slovenian subsidiary to an un-related third-party buyer (“Buyer”). The Company will no longer be responsible for funding the liabilities of the Slovenia facility. The agreement requires that the Buyer maintain the ability of the Slovenia facility to manufacture the Company’s products. If the Company requires such products, the Buyer and the Company would negotiate a supply agreement governing the purchase and sale of such products. In addition, the Company has the right to repurchase the Slovenian subsidiary’s operations at any point in the five-year period immediately following the closing of the sale of the Slovenian subsidiary. On December 5, 2019, the Company completed the sale transaction of its Slovenia subsidiary and recognized a non-cash loss on sale of $0.7 million in the operating expenses in the statement of operations and comprehensive loss for the year ended December 31, 2019.

Intellectual Property

General

Our goal is to protect the proprietary technology that we believe is important to our business, including to obtain, maintain and enforce patent protection for our product candidates, formulations, processes, methods and any other proprietary technologies, preserve our trade secrets and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary processes and know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently and will in the future rely on trade secret protection and contractual obligations with third parties to protect our interests and to develop and maintain our competitive position. To this end, we require all of our employees, consultants, advisors and other contractors to enter into agreements with contractual obligations that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter, and we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office (“U.S. PTO”) to determine priority of invention.

Bacteriophage Patent Portfolio

As of December 31, 2019, we owned or had exclusive license rights to a total of 101 patents and applications: ten U.S. patents, five U.S. non-provisional patent applications, two U.S. provisional applications, four pending Patent Cooperation Treaty applications, 60 foreign patents (includes six European patent validation countries that are in process for European patent 2 874 635 issued on December 18, 2019), and 20 foreign patent applications, with nominal expiration on various dates between 2024 and 2039. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

STAMP Patent Portfolio

As of December 31, 2019, we owned or had exclusive license rights to 13 United States and 24 foreign issued patents and allowed patent applications relating to our STAMP platform and its use in the development of product candidates and products, including, without limitation, C16G2, with nominal expiration on various dates between 2024 and 2035 (for United States patents) and between 2026 and 2029 (for foreign patents). We have pending patent applications for compositions comprising our STAMP platform, including C16G2 that, if issued, would expire in the United States and in countries outside of the United States between 2031 and in 2038, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations.

Competition

The development and commercialization of new drugs is highly competitive. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions all seeking to develop novel treatment modalities for bacterial infections. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical development and obtaining regulatory approval for drug products. In addition, many universities and private and public research institutes are active in antibacterial research, some in direct competition with us. We also may compete with these organizations to recruit scientists and clinical development personnel.

Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug discovery, development and commercialization to:

•	discover and develop medicines that are differentiated from other products in the market;
•	obtain patent and/or proprietary protection for our products and technologies;
•	obtain required regulatory approvals;
•	obtain a commercial partner;
•	commercialize our drugs, if approved; and
•	attract and retain high-quality research, development and commercial personnel.

Key factors affecting the success of any approved product include its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs.

The majority of phage companies are focused on aspects outside of human health such as agriculture, food, environmental, veterinary, biocontrol, manufacturing, and diagnostics. There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. To our knowledge, several biotechnology companies in the United States and Europe, including Adaptive Phage Therapeutics, Pherecydes Pharma, BiomX Ltd., Intralytix, Inc., EnBiotix, Inc., Locus Biosciences, Inc., PhagoMed Biopharma GmbH, Phi Therapeutics, Inc., TechnoPhage, SA, Felix Biotechnology, and LytPhage, Inc., as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

Our bacteriophage programs may compete with or be synergistic with currently approved antibiotics, and experimental approaches such as novel antibiotics, antimicrobial peptides, antimicrobial vaccines, metals, antisense, monoclonal antibodies and possibly microbiome manipulation.

Sales and Marketing

We have full worldwide commercial rights to all of our phage-based product candidates to treat drug-resistant bacterial infections, including our product candidates: AP-SA01 and AP-SA02, for the treatment of S. aureus infections, and AP-PA01 and AP-PA02 for the treatment of P. aeruginosa infections. We believe we can maximize the value of our company by retaining substantial global commercialization rights to these product candidates and, where appropriate, entering into partnerships to develop and commercialize these product candidates.

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in early clinical development. Subject to receiving marketing approvals, or earlier we intend to either partner the commercial rights to our products with existing companies that have the wherewithal and resources to commercialize explore building the necessary marketing and sales infrastructure to market and sell our current product candidates. We also intend to explore the use of a variety of distribution agreements and commercial partnerships in those territories where we do not establish a sales force for any of our product candidates that obtain marketing approval.

Material Agreements

License Agreements

Amended and Restated Research Collaboration and Option to License Agreement with Merck

Pursuant to the terms of the Research and Option Agreement, we are engaged in generating broad host range synthetic bacteriophage candidate(s) targeting an undisclosed infectious disease agent(s), pursuant to the criteria set forth in the research plan.

We granted to Merck an exclusive, worldwide license in our patent rights, and our interest in any joint patent rights, with the right to grant and authorize sublicenses, for any and all uses of any product candidates, or products, developed through the research plans set forth in the Research and Option Agreement in a specific field of use. Further, we granted to Merck an exclusive, worldwide license, with the right to grant and authorize sublicenses, in our background intellectual property and know-how, solely to make, have made, use, import, offer to sell and sell (but not genetically modify) the product candidates, or products, developed through the research plans set forth in the Research and Option Agreement in the specific field of use.

We will be entitled to milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products developed pursuant to the Research and Option Agreement.

Each party to the Research and Option Agreement is responsible for its costs and expenses in connection with the research program. Unless the Research and Option Agreement is terminated by Merck, it will continue in full force and effect until one or more products developed thereunder has received marketing authorization and, thereafter, until expiration of all royalty obligations thereunder. Upon termination of the Research and Option Agreement, Merck’s licenses pursuant to the Research and Option Agreement will become fully paid-up, perpetual licenses.

License Agreement with United Kingdom Secretary of State for the Department of Health

In January 2011, upon completion of our acquisition of Biocontrol Ltd., we assumed a license agreement entered into in March 2007 between Biocontrol Ltd. and the Health Protection Agency, Centre for Emergency Preparedness and Response, to use certain intellectual property rights to develop treatments for bacterial biofilm infections. The agreement was subsequently assigned to the United Kingdom Secretary of State for the Department of Health (“DoH”).

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

Exclusive License Agreement with The Regents of the University of California

C3J was granted an exclusive license to its proprietary STAMP platform pursuant to the terms of an exclusive license agreement, dated April 24, 2007, as amended from time to time (the “UCLA Agreement”), with The Regents of the University of California (“UCLA”), including rights to develop and commercialize any products developed using the STAMP platform. In exchange for the exclusive license, UCLA was entitled to receive from C3J an upfront payment, and is entitled to receive, for the term of the UCLA Agreement, milestone payments tied to the achievement of product development and regulatory milestones, and royalty payments based on net sales of products developed using the STAMP platform, subject to certain reductions. C3J must diligently proceed with the development, manufacture and sale of the products developed using the STAMP platform. Unless earlier terminated pursuant to other provisions of the UCLA Agreement, the UCLA Agreement will be effective for the life of the last-to-expire patent related to the STAMP platform, or until the last patent application licensed under the UCLA Agreement is abandoned, provided that no licensed patent is issued.

Strategic Alliances and Research Agreements

Global R&D Agreement with U.S. Army

In June 2013, we entered into a Research and Development Agreement with the U.S. Army Medical Research and Materiel Command (the “Research and Development Agreement”). The Research and Development Agreement focuses on developing bacteriophage therapeutics to treat S. aureus,  E. coli and P. aeruginosa infections, with the initial therapeutic development focus being wounds and skin infections from S. aureus, which is the leading pathogen in healthcare-associated infections in the United States as a whole, accounting for 30.4% of surgical site infections.

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

Facilities

Our corporate headquarters are located in Marina del Rey, California, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2021  and includes an option to extend for an additional ten years. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing. The manufacturing space consists of two ISO-certified cleanrooms capable of production, purification, drug product formulation and aseptic filling of drug product. The QC laboratory contains qualified analytical instruments to support the testing and release of clinical trial material. The facility is registered with the FDA and licensed by the California Department of Public Health (“CDPH”) for drug manufacturing, and is subject to periodic, unannounced inspections by both agencies for compliance with cGMP and other state and federal regulations. To date, this facility has not been inspected by any regulatory party.

In addition, we lease a 5,000 square foot facility located in Sydney, Australia. The 4,000 square feet of laboratory space provides capabilities to support phage product development and manufacturing process development. The facility is also set up to provide microbiological support of clinical trials.

We occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130.

We believe that our facilities are adequate for our current and near-term needs.

Legal Proceedings

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19‑cv‑0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19‑cv‑0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19‑cv‑0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against us and the former AmpliPhi board of directors related to the Merger. The lawsuits asserted violations of Section 14(a) of the Exchange Act and Rule 14a‑9 promulgated thereunder against all defendants, and asserted violations of Section 20(a) of the Exchange Act as to the individual defendants. The plaintiffs contended that the Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019 (the “April 2019 Proxy Statement”), omitted or misrepresented material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, we amended the April 2019 Proxy Statement to provide additional disclosure to our stockholders. Each of the above cases have since been dismissed.

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

As of the date of this Annual Report, we are not subject to any material legal proceedings.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products such as those we are developing. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety, efficacy, purity, and/or potency must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority where the product is intended to be marketed.

United States Product Development Process

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable FDA requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements (“GLP”) or other applicable regulations;
•	Submission to the FDA of an IND application, which must be granted before human clinical trials may begin in the United States or internationally if submitting results to the FDA;
•

Performance of adequate and controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use or uses;

•	Submission to the FDA of a Biologics License Application (“BLA”) for a new biological product;
•

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•	Potential FDA inspection of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and
•	FDA’s approval of the BLA which must occur before a biological product can be marketed or sold in the United States.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources even when approvals are inherently uncertain.

The strategies, nature, and technologies of bacteriophage products are different from those of conventional antibiotic therapy products. From the regulatory requirements established to ensure the safety, efficacy and quality of bacteriophage preparations, there are several major points to consider during the development, manufacturing, characterization, preclinical study and clinical trial of bacteriophage products. The major issues include:

•	Phage preparation design (single agent versus phage mixes and wild-type phage versus genetically engineered phage);
•	Proof of concept in development of phage products;
•	Selectivity of bacteriophage replication and targeting to specific species of bacteria;
•	Relevant animal models in preclinical studies; and
•	Clinical safety and efficacy.

Preclinical Studies and IND

Before testing any compounds with potential therapeutic value in humans, the biological product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product biology, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the biological product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices described in 21 CFR Part 58 (GLP). The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30‑day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be certain that submission of an IND application will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

Clinical Trials

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA. Clinical trials must be conducted in accordance with GCP requirements. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) or ethics committee if conducted outside of the United States, at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. We intend to use third-party CROs to administer and conduct our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. The failure by any of such third parties to meet expected timelines, adhere to our protocols or meet regulatory standards could adversely impact the subject product development program and we remain legally responsible for compliance with applicable laws and regulations governing the conduct of these clinical trials.

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

Progress reports detailing the results of the clinical trials must be submitted annually to the FDA and written safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggest that there may be a significant risk for human subjects. The FDA or the sponsor or, if used, the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients. Suspension of a clinical trial due to safety risks attributed to the investigational product will result in termination of the trial and possibly others that are underway.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or other impurities with the use of biological products, the Public Health Service Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. After the BLA is accepted for filing, the FDA reviews it to determine, among other things, whether the proposed product is safe and effective for its intended use, has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency, and purity. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months from the filing date in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a preapproval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel product candidates or those that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may ultimately decide that the BLA does not satisfy the criteria for approval. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation for a biologic must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the rare disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval. Additionally, the sponsor can benefit from certain financial incentives, including opportunities for grant funding towards clinical trial costs, research and development tax credits, and user fee waivers. If the same drug has already been approved, the proposed drug needs to demonstrate clinical superiority to obtain orphan exclusivity for the same indication, such as by means of greater effectiveness, greater safety or providing a major contribution to patient care, or in instances of drug supply issues.

Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug or biological product qualifies as a qualified infectious disease product under the Generating Antibiotic Incentives Now Act (the “GAIN Act”). The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapies based on efficacy or safety factors. We intend to request Fast Track designation for our product candidates if applicable.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their facilities with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Patent Term Restoration and Extension

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the base term is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. PTO. Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of

1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency.

Biologics Price Competition and Innovation Act of 2009: Biosimilars and Interchangeable Biologic Products

The Biologics Price Competition and Innovation Act of 2009 amended the Public Health Service Act to create an abbreviated approval pathway for two types of “generic” biologics — biosimilars and interchangeable biologic products, and provides for a twelve-year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however, if pediatric clinical trials are performed and accepted by the FDA, the twelve-year data exclusivity period will be extended for an additional six months. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of marketing exclusivity available in the United States under the Best Pharmaceuticals for Children Act, which provides for an additional six months of marketing exclusivity and may be available if a sponsor conducts clinical trials in children in response to a written request from the FDA (the “Written Request”). If the Written Request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate Written Requests. The issuance of a Written Request does not require the sponsor to undertake the described clinical trials.

Diagnostics

We may employ companion diagnostics to help us to more accurately identify patients within a particular bacterial strain, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application (“PMA”) approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;

•

federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

•

the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•

HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
•

the federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

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

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

U.S. Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been a number of significant changes to the Affordable Care Act (the “ACA”). On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

The Tax Cuts and Jobs Act of 2017 (“TCJA”), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22,

2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer sponsored insurance plan, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress will likely consider other legislation to replace or modify elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal, replacement or further modification could have on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2027 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials of drug products as well as the approval, manufacture and distribution of our product candidates. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a regulatory process similar to the U.S. process that requires the submission of a CTA much like the IND prior to the commencement of human clinical trials. In the European Union, for example, CTA must be submitted for each clinical trial to the national health authority and an independent ethics committee in each country in which the trial is to be conducted, much like the FDA and an IRB, respectively. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive (and corresponding national laws of the member states) and further detailed in applicable guidance documents. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed. A similar process to the one described for the European Union is required in Israel for initiation of clinical trials. The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Approval Process

In order to market our products, we must obtain a marketing approval for each product and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing in comparison to the testing carried out for the U.S. approval. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally is subject to all of the same risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country.

To obtain marketing approval of a medicinal product under the European Union regulatory system, an applicant must submit a marketing authorization application (“MAA”), under either a centralized or a decentralized procedure. The decentralized procedure is based on a collaboration among the member states selected by the applicant. In essence, the applicant chooses a ‘lead’ member state that will carry out the scientific assessment of the MAA and review the product information. The other member states must recognize the outcome of such assessment and review except in case of a “serious potential risk to public health.” The decentralized procedure results in the grant of a national marketing authorization in each selected country. That procedure is available for all medicinal products unless they fall into the mandatory scope of the centralized procedure. In practice, it is used for OTC, not highly innovative products, generic products and, increasingly, for biosimilars.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for certain medicinal products, including for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMPs”) and products with a new active substance and indicated for the treatment of certain diseases. For products with a new active substance and indicated for the treatment of other diseases, products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure is optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), the main scientific committee established at the EMA, is responsible for conducting the scientific assessment of the future medicinal product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops. The European Commission grants or refuses the marketing authorization, following a procedure that involves representatives of the member states. The European Commission’s decision is in accordance with the CHMP scientific assessment except in very rare cases.

Pursuant to Regulation (EC) 1394/2007, specific rules apply to ATMPs, a category that is comprised of gene therapy medical products, somatic cell therapy medicinal products, and tissue-engineered medicinal products. Those rules have triggered the adoption of guidelines on manufacturing, clinical trials and pharmacovigilance that adapt the general regulatory requirements to the specific characteristics of ATMPs. Regulation (EC) 1394/2007 introduced a “hospital exemption.” which authorizes hospitals to develop ATMP for their internal use without having obtained a marketing authorization and to complying with European Union pharmaceutical law. The hospital exemption, which is in essence a compounded ATMP, has been transposed in all Member States, sometimes in such a way that the ATMPs under the hospital exemption are competitive alternatives to ATMPs with marketing authorization. The broad use of the hospital exemption by national hospitals led the European Commission to discuss with the Member States a more reasonable application of the hospital exemption that would not undermine the common legal regime for ATMP.

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European

Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional renewal. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan Designation

Countries other than the United States have adopted a specific legal regime to support the development and marketing of drugs and biologics for rare diseases.

For example, in the European Union, Regulation 141/2000 organizes the grant of orphan drug designations to promote the development of products that are intended for the diagnosis, prevention or treatment of life threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Economic Area (the European Union, plus Iceland, Liechtenstein and Norway) (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized or, if a method exists, the product would be of significant benefit to those affected. The EMA’s Committee for Orphan Medicinal Products (“COMP”) examines if the orphan criteria are met and gives opinions thereon, and the orphan status is granted by the European Commission. The meeting of the criteria for orphan designation is examined again by the COMP at the time of approval of the medicinal product, which typically occurs several years after the grant of the orphan designation. If the criteria for orphan designation are no longer met at that time, the European Commission withdraws the orphan status.

In the European Union, orphan drug designation entitles the sponsor to financial incentives such as reduction of fees or fee waivers and to ten years of market exclusivity granted following medicinal product approval. Market exclusivity precludes the EMA or a national regulatory authority from validating another MAA, and the European Commission or a national regulatory authority from granting another marketing authorization, for a same or similar medicinal product and a same therapeutic indication, for that time period. This 10-year period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The orphan exclusivity may be lost vis-à-vis another medicinal product in cases the manufacturer is unable to assure sufficient quantity of the medicinal product to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug designation must be requested before submitting a MAA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, and it does not afford any regulatory exclusivity until a marketing authorization is granted.

Expedited Development and Approval

Mechanisms are in place in many jurisdictions that allow an earlier approval of the drug so that it reaches patients with unmet medical needs earlier. The European Union, for example, has instituted several expedited approval mechanisms including two mechanisms that are specific to the centralized procedure:

•

the accelerated approval: the EMA may reduce the maximum timeframe for the evaluation of an MAA from 210 days to 150 days when the future medicinal product is of major interest from the point of view of public health, in particular from the viewpoint of therapeutic innovation; and

•

the conditional marketing authorization: as part of its marketing authorization process, the European Commission may grant marketing authorizations on the basis of less complete data than is normally required.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

•	the risk/benefit balance of the medicinal product is positive;

•	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
•	unmet medical needs will be addressed; and
•	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

The granting of a conditional marketing authorization is typically restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete preclinical or quality data may however be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats.

Conditional marketing authorizations are valid for one year, on a renewable basis. The conditions to which approval is subject will typically require the holder to complete ongoing trials or to conduct new trials with a view to confirming that the risk/benefit balance is positive and to collect pharmacovigilance data. Once the conditions to which the marketing authorization is subject are fulfilled, the conditional marketing authorization is transformed into a regular marketing authorization. If, however, the conditions are not fulfilled within the timeframe set by the EMA, the conditional marketing authorization ceases to be renewed.

The EMA has also implemented the so-called “PRIME” (PRIority MEdicines) status in order support the development and accelerate the approval of complex innovative medicinal products addressing an unmet medical need. PRIME status enables early dialogue with the relevant EMA scientific committees and, possibly, some payors and thus reinforces the EMA’s scientific and regulatory support. It also opens accelerated assessment of the MAA as PRIME status, is normally reserved for medicinal products that may benefit from accelerated assessment, i.e., medicines of major interest from a public health perspective, in particular from a therapeutic innovation perspective.

Finally, all medicinal products (i.e. decentralized and centralized procedures) may benefit from an MA “under exceptional circumstances.” This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. The risk/benefit of the medicinal product is reviewed annually. As a result, although the MA “under exceptional circumstances” is granted definitively, the risk/benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk/benefit ratio is no longer favorable.

Pediatrics

Mandatory testing in the pediatric population is required in more and more jurisdictions. The European Union has enacted a complex and very stringent system that has inspired other jurisdictions, including the United States and Switzerland. Any application for approval of (i) a medicinal product containing a new active substance or (ii) a new therapeutic indication, pharmaceutical form or route of administration of an already authorized medicinal product which contains an active substance still protected by a supplementary protection certificate (“SPC”) or a patent that qualifies for an SPC, must include pediatric data. Otherwise, the application is not validated by the competent regulatory authority. The submission of pediatric data is mandatory in those cases, even if the application concerns an adult use. Submission of pediatric data is not required or fully required if the EMA granted, respectively, a full or partial waiver to pediatric development. Moreover, that submission can be postponed if the EMA grants a deferral in order not to delay the submission of the MAA for the adult population.

The pediatric data are generated through the implementation of a pediatric investigation plan (“PIP”) that is proposed by the company after completion of the PK studies in adults and agreed upon by the EMA, typically after some modifications. The PIP lists all the studies to conduct and measures to take in order to prove the safety and efficacy of the future medicinal product when used in children. The EMA may agree to modify the PIP at the company’s request. The scope of the PIP is the adult therapeutic indication or the condition of which the adult application is part or even the mechanism of action of the active substance, at the EMA’s quasi-discretion. This very broad discretion enables the EMA to require companies to develop children indications that are different from the adult indications.

Completion of a PIP renders the company eligible for a pediatric reward, which can be six-month extension of the term of the SPC or, in the cases of orphan medicinal products, two additional years of market exclusivity. The reward is subject, among other conditions, to the PIP being fully completed, to the pediatric medicinal product being approved in all the member states, and to the results of the pediatric studies being mentioned, in one way or another (for example, the approval of a pediatric indication), in the summary of product characteristics of the product.

Post-Marketing Requirements

Many countries impose post-marketing requirements similar to those imposed in the United States, in particular safety monitoring or pharmacovigilance. In the European Union, pharmacovigilance data are the basis for the competent regulatory authorities imposing the conduct of post-approval safety or efficacy study, including on off-label use. Non-compliance with those requirements can result in significant financial penalties as well as the suspension or withdrawal of the marketing authorization.

Supplementary Protection Certificate and Regulatory Exclusivities

In some countries other than the United States, some of our patents may be eligible for limited patent term extension, depending upon the timing, duration and specifics of the regulatory approval of our product candidates and any future product candidates. Furthermore, authorized drugs and biologics may benefit from regulatory exclusivities (in additional to patent protection resulting from patents).

In the European Union, Regulation (EC) 469/2009 institutes SPCs. An SPC is an extension of the term of a patent that compensates for the patent protection lost because of the legal requirements to conduct safety and efficacy tests and to obtain a marketing authorization before placing a medicinal product on the market. An SPC may be applied for any active substance that is protected by a “basic patent” (a patent chosen by the patent holder, which can be a product, process or application patent) and has not been placed on the market as a medicinal product before having obtained a marketing authorization in accordance with European Union pharmaceutical law. The term of the SPC is maximum five years, and the combined patent and SPC protection may not exceed fifteen years from the date of the first marketing authorization in the European Economic Area (“EEA”). SPC rights are restricted by both the basic patent and the marketing authorization, i.e., the SPC grants the same rights as those conferred by the basic patent but limited to the active substance covered by the marketing authorization (and any use as medicinal product approved afterwards).

While SPC are regulated at the European level, they are granted by the national patent offices. The grant of an SPC requires a basic patent granted by the national patent office and a marketing authorization, which is the first marketing authorization for the active substance as a medicinal product in the country. Furthermore, no SPC must have already been granted to the active substance, and the application for the SPC must be filed with the national patent office within six months of the first marketing authorization in the EEA or the grant of the basic patent, whichever is the latest.

In the future, we may apply for an SPC for one or more of our currently owned or licensed European patents to add patent life beyond their current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant MAA.

Furthermore, in the European Union, medicinal products may benefit from the following regulatory exclusivities: data exclusivity, market protection, market exclusivity, and pediatric reward.

A medicinal product that contains a new active substance (reference medicinal product) is granted eight years of data exclusivity followed by two years of market protection. Data exclusivity prevents other companies from referring to the non-clinical and clinical data in marketing authorization dossier of the reference medicinal product for submission of generic MAA purposes, and market protection prevents other companies from placing generics on the market. Pursuant to the concept of global marketing authorization, any further development of that medicinal product (e.g., new indication, new form, change to the active substance) by the marketing authorization holder does not trigger any new or additional protection. The authorization of any new development is considered as “falling” into the initial marketing authorization with regard to regulatory protection; hence, the new development only benefits from the regulatory protection that remains when it is authorized. The only exception is a new therapeutic indication that is considered as bringing a significant clinical benefit in comparison to the existing therapies. Such new indication will add one-year of market protection to the global marketing authorization, provided that it is authorized within the first eight years of authorization (i.e., during the data exclusivity period). Moreover, a new therapeutic indication of a “well-established substance” benefits from one-year data exclusivity but limited to the non-clinical and clinical data supporting the new indication. Any active substance approved for at least ten years in the EEA qualifies as well-established substance.

Biosimilars may be approved through an abbreviated approval pathway after the expiration of the eight-year data exclusivity period and may be marketed after the 10‑ or 11‑year market protection period. The approval of biosimilars requires the applicant to demonstrate similarity between the biosimilar and the biological medicinal product and to submit the non-clinical and clinical data defined by the EMA. The biosimilar legal regime has been mainly developed through EMA’s scientific guidelines applicable to categories of biological active substances. Unlike in the United States, interchangeability is regulated by each member state.

Market exclusivity is a regulatory protection exclusively afforded to medicinal products with an orphan status. Market exclusivity precludes the EMA or a national regulatory authority from validating another MAA, and the European Commission or a national regulatory authority from granting another marketing authorization, for a same or similar medicinal product and a same therapeutic indication, for a period of ten years from approval (see above).

Pediatric reward is another regulatory exclusivity. Completion of a PIP renders the company eligible for a pediatric reward, which can be six-month extension of the term of the SPC or, in the cases of orphan medicinal products, two additional years of market exclusivity (see above). In case a PIP is completed on a voluntary basis, i.e., for an approved medicinal product that is not or no longer protected by an SPC or a basic patent, the pediatric reward takes the form of a “pediatric use marketing authorization” (“PUMA”). That special authorization does not fall into the global marketing authorization and thus benefits from eight years of data exclusivity followed by two or three years of market protection.

Other Healthcare Laws and Compliance Requirements Outside of the United States

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is mainly governed by the national anti-bribery laws of the member states, such as the UK Bribery Act 2010, or national anti-kickback provisions (France, Belgium, etc.). Infringement of these laws could result in substantial fines and imprisonment. In certain member states, payments made to physicians must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Much like the U.S. Foreign Corrupt Practices Act, to which we are subject, that prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity, similar rules apply to many other countries worldwide such as France (“Loi Sapin”) or the United Kingdom (UK Bribery Act). It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Employees

As of March 6, 2020, we had thirty-three full-time employees and five part-time employees. Of these 38 employees, thirty-one employees were engaged in research and development activities and seven employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

Corporate History and Reorganization

Our company was created as a result of a business combination of Armata (formerly known as AmpliPhi) with C3J that became effective on May 9, 2019. Immediately prior to the closing of the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc.

C3J’s predecessor, C3 Jian, Inc., was incorporated under the laws of the State of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly-owned subsidiary of C3J, and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC. Prior to the Merger, C3J was privately held and was financed principally through a series of equity financings.

AmpliPhi was incorporated under the laws of the State of Washington in March 1989 as a wholly-owned subsidiary of Immunex Corporation and began operations as an independent company in 1992 as Targeted Genetics Corporation. In January 2011, AmpliPhi completed the acquisition of Biocontrol Ltd, an antimicrobial biotechnology company based in the United Kingdom, with the goal of developing their phage therapy programs using funding from the sale of our legacy gene therapy assets. In November 2012, AmpliPhi completed the acquisition of Special Phage Holdings Pty Ltd, a company based in Australia, with the goal of continuing research addressing the rapidly escalating problem of antibiotic resistance through the development of a series of bacteriophage-based treatments.

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

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019  included disclosures stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2019 and 2018 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2019, we had cash and cash equivalents of $6.0 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings in the future. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

On January 27, 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Innoviva, Inc. (“Innoviva”) pursuant to which we agreed to sell and issue up to 8,710,800 newly issued shares of common stock, par value $0.01 per share of Armata and warrants to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87, in exchange for aggregate gross proceeds of approximately $25.0 million.  See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities” for more information.

While we believe that our existing cash resources combined with the proceeds from the Securities Purchase Agreement with Innoviva will be sufficient to fund our planned operations into the second quarter of 2021, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

As of December 31, 2019, our accumulated deficit was $157.5 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2019 and 2018, we had losses from operations of $19.8 million and $17.7 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report.

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

The coronavirus outbreak could adversely affect our results of operations.

During January 2020, a strain of the COVID-19 viral disease (or the “coronavirus”) was reported to have surfaced in Wuhan, China.  In an effort to halt the outbreak, the Chinese government placed significant restrictions on travel within China and closed certain businesses in the region, and governments and other parties outside of China have halted or sharply curtailed the movement of people, goods and services.  In March 2020, the World Health Organization called the COVID-19 viral disease a pandemic and the United States has been substantially impacted by the outbreak. If the impact of the coronavirus outbreak continues for an extended period, it could materially adversely impact our clinical development activities as a result of the impacts on our employees, our manufacturing facility, our supply of critical laboratory and manufacturing materials, our clinical trial sites, access to patients in the clinical trials and additionally regulatory guidance could be delayed or impacted.  At this point, we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the various governments

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

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

We are organized in the United States, and we currently have subsidiaries in the United Kingdom and Australia. Between May 2019 and December 2019, we also had operations in Slovenia. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the rules of the NYSE American exchange. The requirements of these rules and regulations increase our legal and financial compliance costs,  make some activities more difficult, time-consuming  or costly and place strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual,  quarterly   and current reports with respect to our business and financial condition.

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

In accordance  with NYSE American exchange rules, we are required to maintain  a majority independent  board of directors. The various rules and regulations  applicable to public companies make it more difficult and more expensive for us to maintain  directors’ and officers’ liability insurance,  and we may  be required to accept reduced coverage or incur substantially   higher costs to maintain  coverage. If we are  unable to maintain  adequate  directors’ and officers’ insurance,  our ability to recruit and retain qualified officers and directors will be significantly curtailed.

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

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for Armata, Armata’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitations. The net operating loss carryforwards and other tax attributes of C3J may also be subject to limitations as a result of ownership changes.

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

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $88.8 million.

Risks Related to Our Business

We have limited operating history, have incurred significant operating losses since inception and expects to incur significant operating losses for the foreseeable future. We may never become profitable or, if achieved, be able to sustain profitability.

To date, we have funded its operations primarily through private placement offerings of equity securities. As of December 31, 2019, we had cash and cash equivalents of $6.0 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

Our single-patient expanded access treatment results may not be representative of the results we encounter during clinical studies we conduct in the future, which in turn could adversely affect our business.

In the past, our bacteriophage product candidates were used under single-patient expanded access guidelines to patients outside of clinical trials with antibiotic-resistant infections who have few or no other therapeutic options.   While we do not currently plan to continue this program, this program  was and is subject to numerous  risks and uncertainties, including the following:

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

In September 2018, we received the official minutes from our August 2018 Type B pre-IND meeting with the FDA regarding our AP-SA01 bacteriophage therapy product candidate. The FDA expressed general agreement with our proposed clinical trial designs and, based on the current FDA feedback, no additional clinical or nonclinical data are required to proceed with human clinical trials. Subsequent to the Type B meeting, we have changed the bacteriophage product candidate to AP-SA02. While we believe the FDA comments and stances related to AP-SA01 will apply to AP-SA02, there can be no assurances that is the case.

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

•

changes in local regulations as part of a response to COVID-19 coronavirus outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

•	adverse safety events experienced during our clinical trials.

If we do not successfully commence or complete our clinical trials on schedule, the price of our common stock may decline.

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•	the therapeutic endpoints chosen for evaluation;

•	the eligibility criteria defined in the protocol;

•	the perceived benefit of the product candidate under study;

•	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	delays or difficulties in enrolling patients in our clinical trials as a result of impacts associated with the COVID-19 pandemic; and

•	competition for patients from clinical trials for other treatments.

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations.

We have not completed formulation development of our product candidates.

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AP-PA02 for the treatment of P. aeruginosa infections and AP-SA02 for the treatment of S. aureus infections, there can be no assurance that these initial formulations will be the final formulations for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We are developing novel manufacturing processes for our product candidates at our facilities in Marina Del Rey (near Los Angeles), California. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. In the event our facility in Marina Del Rey does not receive a satisfactory current good manufacturing practice regulations (“cGMP”) inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

Our manufacturing facility will be subject to ongoing periodic inspection by the FDA  for compliance with U.S. cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

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

In addition to our U.S. operations, we have operations and subsidiaries in the United Kingdom and Australia. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

While we are a small company, we currently have operations in the United States and Australia. In the future, we may also locate facilities in other locations based on proximity to personnel with the expertise needed to research, develop and manufacture phage-based therapeutics, costs of operations or other factors. Managing our organization across multiple locations and multiple time zones may reduce our efficiency, increase our expenses and increase the risk of operational difficulties in the execution of our plans.

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

Interruptions in the availability of server systems or communications with Internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We do not have control over the operations of the facilities of our cloud service providers and our third-party providers may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

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

Central provisions of The Leahy-Smith America Invents Act, or the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (“IPR”), and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the “U.S. PTO” Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within six months of the issuance of the challenged patent, a third party can petition the U.S. PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

Risks Related to Our Common Stock

Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

       Innoviva holds approximately 9.1% of our issued and outstanding shares of common stock, and accordingly controls approximately 9.1% of our voting power. Following the second closing of the financing, Innoviva will hold 8,710,800 shares of our common stock representing approximately 46.7% of our shares outstanding. In addition, Innoviva will hold 8,710,800 warrants to purchase shares of our common stock following the second closing of the financing. If Innoviva were to exercise the warrants held by them, they would hold approximately 63.7 % of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of December 31, 2019, we had outstanding common warrants to purchase an aggregate of 1,854,007 shares of our common stock at a weighted-average exercise price of $14.66 per share. We also have outstanding options to exercise 1,275,380 shares of our common stock at a weighted-average exercise price of $7.61 per share.  In addition, in connection with the Securities Purchase Agreement with Innoviva, we will issue 8,710,800 common warrants with an exercise price of $2.87 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

Our corporate headquarters are located in Marina del Rey, California, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2021 and includes an option to extend for an additional ten years. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing.

In addition, we lease a 5,000 square foot facility located in Sydney, Australia, which includes 4,000 square feet of laboratory space providing capabilities to support phage product development and manufacturing process development. The facility is also set up to provide microbiological support of clinical trials.

We occupy approximately 1,000 square feet of leased office space pursuant to a month-to-month sublease, located at 3579 Valley Centre Drive, Suite 100, San Diego, California 92130.

We also had an additional cGMP-compliant manufacturing facility, located in in Ljubljana, Slovenia, that was leased by our wholly-owned subsidiary, AmpliPhi, Biotehnološke Raziskave in Razvoj, d.o.o. We completed a sale of this subsidiary in December 2019. See “Item 1. Business—Manufacturing.”

We believe that our existing office and laboratory space is sufficient to meet our needs for the foreseeable future and that suitable additional space will be available when and if needed.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE American under the symbol “ARMP.”

Holders of Common Stock

As of March 3, 2020, there were 135 holders of record of our common stock. As of such date, there were 10,927,032 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

On January 27, 2020, we entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 8,710,800 newly issued shares of our common stock (the “Shares”) and warrants (the “Common Warrants”) to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock is sold together with one Common Warrant, and the per-unit purchase price is $2.87.

First Closing

The Private Placement occurred in two tranches. The first closing (the “First Closing”) occurred on February 12, 2020, at which time Innoviva purchased 993,139 Shares and 993,139 Common Warrants, which was the maximum number of Shares and Common Warrants issuable to Innoviva in compliance with any and all applicable laws and without the requirement for the prior receipt of the stockholders’ approval under the listing requirements of the NYSE American, in exchange for an aggregate gross cash payment of approximately $2.8 million. The First Closing was subject to the satisfaction of certain previously disclosed closing conditions (including obtaining voting agreements (the “Voting Agreements”) from stockholders of the Company representing at least 50.1% of the outstanding shares of common stock). As of February 12, 2020, Armata had obtained Voting Agreements from stockholders representing approximately 61.3% of Armata’s then-outstanding common stock.

Second Closing

At the closing of the second tranche (the “Second Closing”), subject to satisfaction of certain closing conditions, including the Company’s stockholders’ voting in favor of the Private Placement, Innoviva will purchase 7,717,661 Shares and 7,717,661 Common Warrants for an aggregate purchase price of approximately $22.2 million.

Registration Rights Agreement and Investor Rights Agreement

As part of the First Closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and an investor rights agreement (the “Investor Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, the Company must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as Innoviva may reasonably specify. The Company must use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions.

The Investor Rights Agreement provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate two (2) directors to the board of directors of the Company (the “Board”), and for so long as Innoviva and its affiliates hold at least 8% but less than 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate one (1) director to the Board, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate in future offerings of equity securities by the Company.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2019	2018
Statement of Operations Data:
Revenue	$—	$—
Loss from operations	$(19,752,000)	$(17,658,000)
Net loss	$(19,479,000)	$(16,702,000)
Net loss per share, basic	$(2.49)	$(3.59)
Shares used in computing net loss per share, basic	7,827,197	4,652,777
Net loss per share, diluted	$(2.55)	$(3.59)
Shares used in computing net loss per share, diluted	8,009,909	4,652,777

	As of December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$6,033,000	$9,663,000
Working capital	1,776,000	8,328,000
Total assets	25,451,000	14,545,000
Total liabilities	10,858,000	6,851,000
Accumulated deficit	(157,521,000)	(138,042,000)
Total stockholders’ equity	$14,593,000	$7,694,000

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

Our predecessor, C3 Jian, Inc., was incorporated under the laws of the state of California on November 4, 2005. On February 26, 2016, as part of a reorganization transaction, C3 Jian, Inc. merged with a wholly owned subsidiary of C3J, and as part of this process, C3 Jian, Inc. was converted to a limited liability company organized under the laws of the State of California named C3 Jian, LLC. On May 9, 2019, C3J completed a reverse merger with AmpliPhi, where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J. Following the completion of the Merger, and a $10.0 million concurrent private placement financing, the former C3J stockholders owned approximately 76% of our common stock and the former AmpliPhi stockholders owned approximately 24% of our common stock.

Immediately prior to the Merger, AmpliPhi completed a 1-for-14 reverse stock split and changed its name to Armata Pharmaceuticals, Inc. Our common stock is traded on the NYSE American exchange under the symbol “ARMP.” We are headquartered in Marina Del Rey, CA, in a 35,500 square-foot research and development facility built for product development with capabilities spanning from bench to clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed GMP drug manufacturing suites enabling the production, testing and release of clinical material.

Statements contained in this Annual Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the second quarter of 2021, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional  broad-spectrum antibiotics.   We believe that phages represent a promising means to treat bacterial  infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics, which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific Good Manufacturing Practice compliance (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates.  We believe that synthetic phage,  engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy,   including phage-based  diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic  therapies,  including the multidrug-resistant or “superbug” bacterial pathogens.  Our phage product candidates aim to address areas of significant unmet clinical need, by targeting key antibiotic-resistant bacteria including those on the World Health Organization’s global priority pathogens list.

We are developing and advancing our second-generation phage product candidate for Pseudomonas aeruginosa (“P. aeruginosa”), known as AP-PA02. We anticipate initiating a Phase 1b/2, multi-center,  double-blind, randomized, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, and preliminary efficacy of AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection in the first half of 2020.

We are also developing a second-generation phage product candidate for Staphylococcus aureus (“S. aureus”), known as AP-SA02, for the treatment of S. aureus bacteremia.  We intend to file an IND Application with the FDA to initiate a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of AP-SA02 in the second half of 2020.

In partnership with Merck & Co., known as Merck Sharp & Dohme outside of the United States and Canada (“Merck”), we are developing proprietary synthetic phage candidates to target undisclosed infectious disease agents. Our proprietary phage engineering platform serves to enhance the clinical and commercial prospects of phage therapy.   These attributes include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly,  biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

In addition to our more advanced pipeline programs,  we have phage discovery efforts underway to target other major pathogens of infectious disease (including the ESKAPE pathogens:  Enterococcus faecium, Klebsiella pneumoniae, Acinetobacter baumannii,  and Enterobacter species) and preventable infectious disease of the microbiome.

We are committed to conducting formal randomized clinical trials required for FDA approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential  method of treating patients suffering from drug-resistant bacterial infections.

The following chart summarizes the status of our phage product candidate development programs:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2019, we had an accumulated deficit of $157.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

On January 27, 2020, we entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 8,710,800 newly issued shares of our common stock and warrants to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock is sold together with one Common Warrant, and the per-unit purchase price is $2.87. The Private Placement is occurring in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 Shares and 993,139 Common Warrants, which was the maximum number of Shares and Common Warrants issuable to Innoviva in compliance with any and all applicable laws and without the requirement for the prior receipt of the stockholders’ approval under the listing requirements of the NYSE American, in exchange for an aggregate gross cash payment of approximately $2.8 million. At the closing of the second tranche, subject to satisfaction of certain closing conditions, including the Company’s stockholders’ voting in favor of the Private Placement, Innoviva will purchase an additional 7,717,661 Shares and 7,717,661 Common Warrants for an aggregate purchase price of approximately $22.2 million.

See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities” for more information.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of year ended December 31, 2019 and 2018

Research and Development

Research and development expenses for the year ended December 31, 2019 and 2018 were $9.8 million and $8.4 million, respectively. The net increase of $1.4 million was primarily related to a $0.9 million increase in stock-based compensation expense, a $0.7 million increase in personnel expenses due to increased headcount, $0.5 million increase in lab supplies, $0.4 million increase of outside services, $0.2 million increase of rent and utilities expenses, offset by $1.3 million of tax rebate from the Australian tax authorities.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) expense of $6.8 million for the year ended December 31, 2018 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the synthetic phage assets. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the year ended December 31, 2019.

General and Administrative

General and administrative expenses for the year ended December 31, 2019 and 2018 were $9.3 million and $2.5 million, respectively. The increase of $6.8 million was primarily due to a $3.3 million increase in stock-based compensation expense, $2.1 million increase in professional fees (legal, audit and investment banking) primarily associated with the Merger, $0.4 million increase in personnel-related expenses, $0.5 million increase in insurance costs and $0.5 million increase in administrative costs of being a public company.

Loss on sale of assets

Loss on sale of available-for-sale assets of $0.7 million during the year ended December 31, 2019 represented the excess of carrying value of Slovenia net assets sold over proceeds received. The loss primarily related to fixed assets sold and accordingly, there was no impact on cash and cash equivalents from this transaction.

Other Income (Expense)

For the year ended December 31, 2019, we recorded a noncash gain of $1.1 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger. See Note 11 to our consolidated financial statements.

Non cash interest expense of $0.9 million for the year ended December 31, 2019 was fairly consistent with $1.0 million recorded for the year ended 2018, respectively. Non cash interest expense consists of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The slight decrease was due to a partial cash payment of $1.0 million to SGI during 2019.

Income Taxes

There was no income tax benefit for the year ended December 31, 2019 or December 31, 2018.

Operating activities

Net cash used in operating activities for the year ended December 31, 2019 was $15.6 million, as compared to $10.6 million for the year ended December 31, 2018. The increase of $5.0 million was due to a $2.8 million increase in net loss, $0.5 million increase in non-cash adjustments to cash used in operating activities and a $1.7 million net increase in operating assets and liabilities.

Investing activities

Net cash provided by investing activities was $2.9 million and $8.8 million for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the cash provided was primarily due to $3.0 million acquired in connection with the Merger, offset in part by net capital equipment purchases of $0.1 million. During the year ended December 31 2018, the cash provided was primarily due to a $9.6 million net maturity and sale of investment securities offset in part by $0.8 million in net capital equipment purchases.

Financing activities

Net cash of $9.0 million provided by financing activities for the year ended December 31, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition. There was zero change to net cash related to financing activities for the year ended December 31, 2018.

Liquidity, Capital Resources and Financial Condition

We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception and have negative operating cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

As of December 31, 2019, we had unrestricted cash and cash equivalents of $6.0 million. In February 2020, we completed the first closing of the Private Placement and raised gross proceeds of $2.8 million. Considering our current cash resources and the assumed proceeds from the second closing of the Private Placement with Innoviva, management believes our cash resources will be sufficient to fund our planned operations into the second quarter of 2021. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

•	the costs and timing of our research and development activities;

•	the progress and cost of our clinical trials and other research and development activities;

•	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	whether and when we receive future Australian tax rebates, if any;

•	the costs and timing of seeking regulatory approvals;

•	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

•	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financings;

•	collaborative arrangements, government grants or strategic financings;

•	licensing arrangements; and

•	public or private debt.

Any additional fundraising efforts may divert our management team from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this Annual Report.

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2019 and December 31, 2018, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our indefinite lived intangible assets, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combination. The determination of the value of goodwill and intangible assets arising from the business combination requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development, or IPR&D. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon commercialization of the relevant research and development project, we will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

Goodwill and IPR&D are not amortized; however, they are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill or IPR&D are considered to be impaired if we determine that the carrying value of the reporting unit or IPR&D exceeds its respective fair value, respectively.

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the year ended December 31, 2019 and 2018, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2019 using the qualitative method and determined that no impairment existed.

Impairment Review of In-process Research and Development (“IPR&D”)

We test our IPR&D asset for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets, including IPR&D, are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

If and when a quantitative analysis of IPR&D assets is required based on the result of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates management use are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized the income approach model include the timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates. Our analysis indicated no impairment existed.

Valuation of Derivatives

In connection with the Synthetic Phage platform, we provided SGI with the right to receive additional payments upon the occurrence of specified events related to 1) the initial public offering of shares of C3J’s common stock pursuant to an effective registration statement under the Securities Act, 2) the sale of all or substantially all the assets of C3J to a third party, or 3) a consolidation or merger into a third party. We determined that these contingent rights are required to be accounted for as derivatives in accordance with ASC 815 — Derivatives and Hedging. We estimate the fair value of this derivative by forecasting the timing and likelihood of the events occurring and discounting the probability adjusted payments using an appropriate discount based on market interest rates and our own non-performance risk as required by ASC 820 — Fair Value Measurement.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on an accelerated attribution method over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of our common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange (the “SEC”) Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, we elect, on a grant by grant basis, to use the expected term or the contractual term of the option award. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Recent Accounting Pronouncements

Refer to Note 3 of the notes to the consolidated financial statements contained elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 19, 2020

Armata Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$6,033,000	$9,663,000
Prepaid expenses and other current assets	622,000	697,000
Total current assets	6,655,000	10,360,000
Restricted cash	700,000	800,000
Property and equipment, net	2,187,000	3,249,000
Operating lease right-of-use asset	2,028,000	—
In-process research and development	10,256,000	—
Goodwill	3,490,000	—
Other assets	135,000	136,000
Total assets	$25,451,000	$14,545,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,278,000	$536,000
Accrued compensation	1,323,000	191,000
Deferred asset acquisition consideration	970,000	970,000
Current portion of operating lease liabilities	1,308,000	—
Deferred rent	—	335,000
Total current liabilities	4,879,000	2,032,000
Deferred rent, net of current portion	—	810,000
Operating lease liabilities, net of current portion	1,555,000	—
Deferred asset acquisition consideration, net of current portion	1,347,000	2,892,000
Asset acquisition derivative liability	—	1,117,000
Deferred tax liability	3,077,000	—
Total liabilities	10,858,000	6,851,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 9,922,758 and 5,069,633 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	99,000	51,000
Additional paid-in capital	172,015,000	145,685,000
Accumulated deficit	(157,521,000)	(138,042,000)
Total stockholders’ equity	14,593,000	7,694,000
Total liabilities and stockholders’ equity	$25,451,000	$14,545,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31,
	2019	2018

Revenue	$—	$—
Operating expenses
Research and development	9,824,000	8,372,000
General and administrative	9,265,000	2,519,000
Loss on sale of assets (Note 6)	663,000	—
Acquired in-process research and development	—	6,767,000
Total operating expenses	19,752,000	17,658,000
Loss from operations	(19,752,000)	(17,658,000)
Other income (expense)
Interest income	96,000	245,000
Interest expense	(931,000)	(1,013,000)
Other income (expense)	(9,000)	—
Change in fair value of derivative liabilities	1,117,000	1,724,000
Total other income (expense), net	273,000	956,000
Net loss	$(19,479,000)	$(16,702,000)
Unrealized gain on investments	—	7,000
Comprehensive loss	$(19,479,000)	$(16,695,000)
Per share information:
Net loss per share, basic	$(2.49)	$(3.59)
Weighted average shares outstanding, basic	7,827,197	4,652,777
Net loss per share, diluted	$(2.55)	$(3.59)
Weighted average shares outstanding, diluted	8,009,909	4,652,777

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock
			Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, December 31, 2017	5,073,669	$51,000	$145,639,000	$(121,340,000)	$(7,000)	$24,343,000
Grant of restricted stock awards	16,892					—
Forfeiture of restricted stock awards	(20,928)					—
Stock-based compensation			46,000			46,000
Net loss				(16,702,000)		(16,702,000)
Unrealized gain on available-for-sale securities					7,000	7,000
Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$—	$7,694,000
Forfeiture of restricted stock awards	(44,255)	—	(39,000)			(39,000)
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000			1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,686,000			10,709,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000			9,975,000
Stock-based compensation			4,271,000			4,271,000
Net loss				(19,479,000)	—	(19,479,000)
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$—	$14,593,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018

Operating activities:
Net loss	$(19,479,000)	$(16,702,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	5,691,000
Depreciation	1,351,000	1,351,000
Stock-based compensation	4,271,000	46,000
Non-cash interest expense	918,000	1,013,000
Change in fair value of derivative liability	(1,117,000)	(1,724,000)
Loss on sale of assets (Note 6)	663,000	145,000
Amortization of premiums of available-for-sale securities	—	33,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,374,000)	144,000
Accrued compensation	(853,000)	—
Deferred rent and lease liabilities, net	(310,000)	(287,000)
Prepaid expenses and other current assets	348,000	(337,000)
Net cash used in operating activities	(15,582,000)	(10,627,000)
Investing activities:
Purchases of available-for-sale securities	—	(3,392,000)
Proceeds from sales and maturities of available-for-sale securities	—	13,016,000
Purchases of property and equipment	(224,000)	(875,000)
Proceeds from sale of property and equipment	93,000	65,000
Cash acquired in reverse merger transaction	3,008,000	—
Net cash provided by investing activities	2,877,000	8,814,000
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	—
Proceeds from sale of common stock, net of offering costs	9,975,000	—
Net cash provided by financing activities	8,975,000	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,730,000)	(1,813,000)
Cash, cash equivalents and restricted cash, beginning of period	10,463,000	12,276,000
Cash, cash equivalents and restricted cash, end of period	$6,733,000	$10,463,000
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in reverse merger transaction	$10,709,000	$—
Conversion of deferred asset acquisition consideration upon reverse merger	$1,463,000	$—
Property and equipment included in accounts payable	$36,000	$113,000
Unpaid offering costs	$116,000	$—

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$6,033,000	$9,663,000
Restricted cash	700,000	800,000
Cash, cash equivalents and restricted cash	$6,733,000	$10,463,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2019, the Company had cash and cash equivalents of $6.0 million. On January 27, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Innoviva, Inc. (“Innoviva”), pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 8,710,800 newly issued shares of common stock of the Company and warrants to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock is sold together with one common warrant (collectively, a “Common Unit”), and the per Common Unit purchase price was

$2.87. The Private Placement will be completed in two separate closings, with the first closing completed in February 2020, raising gross proceeds of $2.8 million, and the second closing for additional gross proceeds of $22.2 million is expected to be completed following shareholder approval at a meeting scheduled on March 26, 2020. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

Considering the Company’s current cash resources, management believes the Company’s existing cash resources plus the proceeds expected to be raised in the Private Placement, will be sufficient to fund the Company’s planned operations into the second quarter of 2021. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including C3J, Biocontrol Limited and AmpliPhi Australia Pty Ltd. As described in more details in Note 6, on December 5, 2019, the Company disposed 100% of its ownership interest in AmpliPhi Biotehnološke Raziskave in Razvoj d.o.o. to an independent third party. Results of operations of AmpliPhi Biotehnološke Raziskave were included in the consolidated statements of operations from the Merger close date of May 9, 2019 through an agreed closing date in the fourth quarter in 2019. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

 Financial instruments include cash equivalents, prepaid expenses and other assets, restricted cash, accounts payable, accrued expenses and deferred asset acquisition consideration. The carrying amount of cash equivalents prepaid expenses and other assets, restricted cash, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the Level 3 inputs of borrowing rates currently available to the Company, the Company believes the fair value of deferred asset acquisition consideration approximates its carrying value.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2019.

In-Process Research and Development (“IPR&D” and Acquired IPR&D)

 IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent a capitalized in-process bacteriophage development programs for S. aureus infections that the Company acquired through the Merger. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

The Company tests IPR&D assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets, including IPR&D, are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets.

If and when a quantitative analysis of IPR&D assets is required based on the result of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company uses are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model include the timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

During the fourth quarter ended December 31, 2019, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset. In addition, the Company performed a quantitative analysis of the fair value of its S. aureus phage program as of December 31, 2019, using a net present value model of projected income and expenses and a discount rate of 17.3%. Based on this analysis, the fair value of this phage program was greater than its carrying value as of December 31, 2019. Consequently, no impairment was noted for the IPR&D asset.

 The Company expenses acquired IPR&D in connection with an asset acquisition when there is no alterative future use. Acquired IPR&D expense of $6.8 million for the year ended December 31, 2018 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of certain synthetic phage assets in 2018 from Synthetic Genomics, Inc. (“SGI”). As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired. The Company’s goodwill as of December 31, 2019 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. There was no impairment of goodwill during the year ended December 31, 2019.

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

Foreign Currency Translations and Transactions

The functional currency of the Company and its wholly owned subsidiaries is the U.S. dollar.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. During the years ended December 31, 2019 and 2018 the company did not recognize revenue or deferred revenue from contracts with customers.

Research and Development Costs

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

Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. The Company received AU Tax Rebates of approximately $1.3 million during the year ended December 31, 2019, and such rebates have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations. There was no AU Tax Rebates received in 2018.

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

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations and comprehensive loss. The Company has a zero derivative liability balance at December 31, 2019 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger.

Basic and Diluted Net Loss per Share

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes cumulative foreign currency translation adjustments and unrealized gains or losses on the Company’s investments in marketable securities.

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The objective of the standard is to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard and credit loss standard on the accounting for collaborative arrangements. The standard will become effective beginning on January 1, 2020, with early adoption permitted. The Company does not expect adoption of this new guidance will have an impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for calendar-year smaller reporting public entities in the first quarter of 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for calendar-year public business entities in 2021 and interim periods within that year. Early adoption is permitted. The Company does not expect adoption of this new guidance will have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, "Leases." The new topic supersedes Topic 840, "Leases," and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The Company adopted ASU 2016‑02 retrospectively at January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit. The Company also elected to adopt the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company continues to account for its existing operating lease as an operating lease under the new guidance, without reassessing whether the agreements contain a lease under ASC 842. All of the Company’s leases at the adoption date were operating leases for facilities and did not include any non-lease components.

As a result of the adoption of ASU 2016‑02, on January 1, 2019 the Company recognized (i) a lease liability of approximately $3.8 million, which represents the present value of the Company’s remaining lease payments using an estimated incremental borrowing rate of 15%, and (ii) a right-of-use asset of approximately $2.7 million. There was no cumulative-effect adjustment to accumulated deficit. Lease expense is not expected to change materially as a result of the adoption of ASU 2016‑02.

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

There were no assets or liabilities that require recurring fair value measurements as of December 31, 2019. The recurring fair value measurements of the Company at December 31, 2018 consisted of the following:

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

The following table sets forth a summary of changes in the fair value of the Company’s derivative liabilities during the year ended December 31, 2019:

Asset
Acquisition
Derivative
Liability
Balance, December 31, 2018	$1,117,000
Changes in estimated fair value	(1,117,000)
Balance, December 31, 2019	$—

The Company estimated the fair value of this derivative by forecasting the timing and likelihood of the events occurring and discounting the probability adjusted payments using an appropriate discount based on market interest rates and its own non-performance risk as required by ASC 820 – Fair Value Measurement. There is no longer a potential payment requirement associated with the derivative liability subsequent to the Merger. Accordingly, the fair value of the derivative liability was reduced to zero with the associated change recorded in other income.

5. The Merger

On May 9, 2019, the Company completed the Merger (see Note 1). On the date of the Merger, AmpliPhi had, and the Company currently has, IPR&D related to the S. aureus development program, a phage product candidate for the treatment of Staphylococcus aureus infections. The product candidate was utilized in clinical applications through single-patient expanded access guidelines established by U.S. and Australian regulatory agencies. Further, AmpliPhi provided a workforce that is considered to have the necessary skills, knowledge, and experience to perform a process, that when applied to IPR&D is critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

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

The following table summarizes the allocation of the purchase price to the fair value of the respective assets and liabilities acquired, which was finalized in the quarter ended December 31, 2019.

Cash and cash equivalents	$ 3,008,000
Prepaid expenses	257,000
Property and equipment	708,000
Right of use asset	271,000
In-process research and development (1)	10,256,000
Total assets	14,500,000
Accounts payable	(4,004,000)
Other long term liabilities	(199,000)
Deferred tax liability	(3,077,000)
Net assets acquired	7,220,000
Purchase price	10,710,000
Goodwill (2)	$ 3,490,000

(1) IPR&D relates to a bacteriophage product candidate for the treatment of Staphylococcus aureus infections in patients with bacteremia. The valuation of this asset was prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams provided by the Company’s management.

(2) Goodwill represents the excess of the purchase price over the valuation of the fair value of tangible and identified intangible assets, less liabilities, acquired.

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million which are included in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations from the period of May 9, 2019, the date of the Merger, to December 31, 2019 are summarized in the table below. Amounts show do not include the offset to research and development expenses related to AU Tax rebates discussed in Note 3.

Year Ended December 31,
2019
Research and development expenses	$ 1,321,000
General and administrative expenses	1,917,000
Sale of Slovenia (Note 6)	663,000
Net loss	$ 3,901,000

The unaudited pro forma information in the table below summarizes the combined results of operations of AmpliPhi with those of the Company as though these entities were combined as of January 1, 2018. The results of operations for the year ended December 31, 2019, are based on the unaudited financial statements prepared for the year ended December 31, 2019, and for the year ended December 31, 2018, are based on the Company’s audited financial statements. This unaudited pro forma information is summarized as follows:

	Year Ended December 31,
	2019	2018
Revenue	—	—

Net loss	$ (21,335,000)	$ (27,818,000)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved assuming the acquisition had taken place on January 1, 2018.

6. Loss on Sale of Assets

The Company produces clinical quantities of each of its bacteriophage product candidates at its GMP-compliant manufacturing facilities. With the completion of the Merger in May 2019, the Company had two manufacturing sites, one in Marina del Rey, California and additionally in Ljubljana, Slovenia. Each manufacturing site had clean rooms, in-use equipment and experienced manufacturing personnel. At the time of the merger, the Company was evaluating its long-term manufacturing needs and both facilities were deemed strategic assets due to the complex nature of the bacteriophage manufacturing process. Following an extensive evaluation and a technology transfer from the Slovenian facility to the Marina del Rey, California location, management determined the Slovenia manufacturing facility was not essential and could exit its operations in Slovenia. The conclusion was reached in September 2019 after considering the monthly expense run rate of Solvenian facility and its location in Europe.

On November 8, 2019, the Company entered into an agreement to sell the Slovenia subsidiary to an un-related third-party buyer “Buyer” and on December 6, 2019, the sale transaction was completed. The agreement requires that the Buyer maintain the ability of the Slovenia facility to manufacture the Company’s products. If the Company requires such products, the Buyer and the Company would negotiate a supply agreement governing the purchase and sale of such products. In addition, the Company has the right to repurchase the Slovenian subsidiary’s operations at any point in the five year period immediately following the closing. The Company recognized a loss on sale of assets of $0.7 million, representing the excess of the net assets sold over proceeds received, in the statement of operations and comprehensive loss for the year ended December 31, 2019.

7. Net Loss per Share

Diluted EPS for the year ended December 31, 2019 included a numerator adjustment to remove the gain related to the change in fair value of derivative liabilities $0.9 million, net of interest. Additionally, diluted EPS for the year ended December 31, 2019 included an adjustment to the weighted-average shares outstanding to appropriately weight the 516,976 issuance of shares to SGI as discussed in Note 11.

	Year Ended
	December 31,
	2019	2018
Basic and diluted net loss per share calculation:
Net loss, basic	$(19,479,000)	$(16,702,000)
Change in fair value of derivative liabilities, net of interest	(938,000)	—
Net loss, diluted	(20,417,000)	(16,702,000)
Weighted average shares outstanding, basic	7,827,197	4,652,777
Net loss per share, basic	$(2.49)	$(3.59)
Weighted average shares outstanding, diluted	8,009,909	4,652,777
Net loss per share, diluted	$(2.55)	$(3.59)

The following outstanding securities at December 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2019 and 2018, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2019	2018
Options	1,275,380	136,463
Restricted stock awards	343,493	416,856
Warrants	1,854,007	—
Total	3,472,880	553,319

8. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Laboratory equipment	$6,047,000	$6,990,000
Furniture and fixtures	646,000	627,000
Office and computer equipment	323,000	260,000
Leasehold improvements	3,329,000	3,266,000
Total	10,345,000	11,143,000
Less: accumulated depreciation	(8,158,000)	(7,894,000)
Property and equipment, net	$2,187,000	$3,249,000

Depreciation expense totaled $1.4 million for both years ended December 31, 2019 and 2018, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2019	2018
Accounts payable	$547,000	$415,000
Other accrued expenses	731,000	121,000
	$1,278,000	$536,000

9. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2019	2018
United States	$(18,341,000)	$(16,702,000)
Foreign	(1,138,000)	—
Total	$(19,479,000)	$(16,702,000)

The company has not recognized any current or deferred tax expense on its US and Foreign pre-tax losses for the years ended December 31, 2019 and 2018.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	2.6%	7.0%
Stock-based compensation	(0.5)%	0.0%
Change in valuation allowance	(22.7)%	(28.0)%
Net operating loss carryforwards and credit expirations	(3.1)%	—%
Stock issuance costs	(1.2)%	—%
Gain on derivative liability extinguishment	1.2%	—%
Slovenia facility sale	1.9%	—%
Permanent differences	1.3%	—%
Other	(0.5)%	—%
Effective income tax rate	0.0%	0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$26,291,000	$17,035,000
Capitalized research and development	15,262,000	15,504,000
Deferred consideration	—	313,000
Stock-based compensation	1,358,000	934,000
Depreciation and amortization	1,632,000	1,237,000
Lease accounting	801,000	189,000
Other	981,000	906,000
Total deferred tax assets before valuation allowance	46,325,000	36,118,000
Less: valuation allowance	(45,670,000)	(36,118,000)
Total deferred tax assets after valuation allowance	655,000	—

Deferred tax liabilities:
Right-of-use asset	(655,000)	—
In-process research and development	(3,077,000)	—
Total deferred tax liabilities	(3,732,000)	—
Net deferred tax liability	$(3,077,000)	$—

The Company’s net operating loss carryforwards at December 31, 2019 are $88.8 million and $63.5 million for federal and state income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 to 2028, respectively. The federal NOL’s generated in tax years 2018 and forward will carryforward indefinitely.

The ability of the Company to utilize net operating losses carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code (Code). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership. As of December 31, 2019, a management does not believe that a more-than‑50% ownership change has occurred. Future equity transactions by the Company, or by 5% of stockholders, could cause a more-than‑50% ownership change and, therefore, trigger a limitation on the annual utilization of net operating losses.

The Company has generated federal and state income tax losses in all years since its inception. Accordingly, management has determined that significant negative evidence precludes the Company from recording a net deferred tax asset for financial statement purposes as it is more likely than not that its deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2019 the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2013 or to California state income tax examinations for tax years ended on or before December 31, 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2019 and 2018.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

10. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a noncancelable ten-year operating lease in Marina Del Rey, CA. The lease commenced January 1, 2012 with the Company’s option to extend the lease for an additional ten years. First year base rent under the lease was $1.3 million. The annual base rent increases annually by 3% and will be $1.6 million by the end of the lease term. The Company received rent abatement for the first seven months of the lease term and allowance for tenant improvements of $1.5 million.

In October 2011, concurrent with the Company’s execution of the lease agreement, an irrevocable letter of credit in the amount of $1.0 million was delivered to the landlord. Starting on January 1, 2017, and each year thereafter until the end of the lease term, the letter of credit will be reduced by $100,000, so that the amount will remain at $500,000 until 2021, the last year of the initial lease term.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2019, are as follows:

Operating
Leases
2020	1,591,000
2021	1,638,000
Total minimum lease payments	$3,229,000
Less: amount representing interest	(366,000)
Present value of operating lease obligations	2,863,000
Less: current portion	(1,308,000)
Noncurrent operating lease obligations	1,555,000

The remaining lease term of the Company’s operating lease is two years, and the discount rate used to calculate the Company’s right of use asset and lease liability is 15%.

Rent expense was $1.5 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. Total cash payments for operating leases as included in the consolidated statements of cash flows during the year ended December 31, 2019 was $1.7 million.

License Agreement

The Company entered into an exclusive license agreement with The Regents of the University of California (the “Regents”) on April 24, 2007 including amendments for the use of several patents. As part of the license agreement, the Company issued The Regents 10,540 shares of common stock.

The Company is required to pay the Regents $5,000 in annual maintenance fees and milestone fees for the first licensed product in both the Human Dental and Human Medical fields of application as follows: 1) filing of an Investigational New Drug application: $20,000; 2) completing a Phase 1 clinical trial: $50,000; 3) completing a Phase 2 clinical trial: $50,000; 4) completing a Phase 3 clinical trial: $150,000; and 5) first commercial sale of a license product: $250,000.

Upon the commercial sale of all licensed products from both fields of application, the Company is required to pay royalties to the Regents based on 1% of net sales of nonprescription licensed products and 2% of net sales of prescription licensed products.

The Company may grant exclusive or nonexclusive sublicenses to third parties and 20% of sublicensing income received by the Company is to be paid to the Regents.

There are also minimum royalties due to The Regents starting with $20,000 payable the first year of sales of a licensed product. The minimum increases by $15,000 each year until reaching a minimum of $50,000 in the third year of sales and thereafter.

The term of the license agreement is for the life of the last-to-expire patent. During this term, the Company agrees to diligently meet commercialization milestone goals. Milestones goals include commencing a Phase 3 trial by 2024 and selling a commercialized product by 2027 for a Human Dental product and commencing a Phase 1 trial by 2023 for a Human Medical product. If the Company fails to meet these milestones, the Regents have the right to convert the license agreement for a specific field to a nonexclusive license, or to terminate the license agreement for a specific field.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there is adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations or financial position.

Between April 15 and April 25, 2019, three putative class action lawsuits (captioned Midgarden v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0684 (S.D. Cal. filed Apr. 15, 2019); Henning v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0728 (S.D. Cal. filed Apr. 19, 2019); and Plumley v. AmpliPhi Biosciences Corp., et al., No. 19-cv-0617 (W.D. Wash. filed Apr. 25, 2019)) were filed in federal court against the Company and its board of directors related to the Merger. The lawsuits assert violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against all defendants, and assert violations of Section 20(a) of the Securities Exchange Act of 1934 as to the individual defendants. The plaintiffs contend that the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2019 (the “April 2019 Proxy Statement”), omitted or misrepresented material information regarding the Merger. The complaints sought injunctive relief, rescission, or rescissory damages and an award of plaintiffs’ costs, including attorneys’ fees and expenses. On May 1, 2019, the Company amended the April 2019 Proxy Statement to provide additional disclosure to the Company’s stockholders. Each of the above cases have since been dismissed.

11. Synthetic Genomics Asset Acquisition

On February 28, 2018, the Company completed an acquisition of certain synthetic phage assets (the “Synthetic Phage Assets Acquisition”) from “SGI” for consideration consisting of $8.0 million in cash and $27.0 million in potential equity. The cash payments consisted of: $1.0 million paid at closing on February 28, 2018, plus an additional $7.0 million following the (the payments due following the closing are collectively the “time-based payment obligation”). The equity payment (the “equity payment” and, together with the time-based payment obligation, the “deferred purchase price arrangement”) was due upon the earlier of the initial public offering of shares of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, the sale of all or substantially all of the Company’s assets to a third party, or a consolidation or merger into a third party. The agreement provided that the number of shares to be issued or the consideration to be paid will be determined based upon the per share price in connection with an initial public offering, the value of consideration received in a sale of the synthetic phage assets to a third party, or the value of consideration received in a consolidation or merger with a third party.

On December 20, 2018, in contemplation of the Merger (see Note 5), the deferred purchase price arrangement was amended. Under the amended agreement, the purchase consideration consisted of (i) closing consideration of $1.0 million already paid on February 28, 2018, (ii) cash payments of $1.0 million on January 31, 2019, $1.0 million on January 31, 2020, and $2.0 million on January 31, 2021, (iii) an issuance of that number of shares of the Company’s common stock equal to ten percent of the Company’s fully-diluted capitalization, excluding options and restricted stock awards, immediately prior to the closing of the Merger, and (iv) potential milestone payments of up to $39.5 million related to the development and relevant regulatory approval of products utilizing bacteriophage from the synthetic phage assets acquired from SGI (the “milestone payment obligation”).

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

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). The time-based payment obligation was recorded as a liability at its amortized cost of $2.9 million and impacted interest expense based on the effective interest method based on its contractual life in accordance with ASC 835, Interest. Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability.

The Company determined the changes to the deferred purchase price arrangement in December 2018 met the definition of a troubled debt restructuring under ASC 470‑60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and SGI granted a concession. The amendments to the terms of the equity payment resulted in an adjustment to the fair value of the derivative liability, resulting in a $2.0 million gain, which is included in the change in fair values of derivative liabilities within the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. Other than the gain resulting from the change in fair value of a derivative liability required to be remeasured to fair value with changes in fair value recognized in earnings in accordance with ASC 815, no gain on restructuring was recorded because the future, undiscounted cash flows of the time-based payment obligation exceed the carrying amount of the liability. The net carrying amount at the date of the restructuring did not include any contingently payable amounts. The time-based payment obligations continued to be carried at amortized cost and impact interest expense using the effective interest method based on its contractual life in accordance with ASC 835. Potential payments under the milestone payment obligation will be accrued once probable of being incurred in accordance with ASC 450, Contingencies. For the year ended December 31, 2019 and 2018, the Company recognized $0.9 million and $1.0 million, respectively, of interest expense related to the time-based payment obligations.

In connection with the Merger, the Company converted its equity payment obligation to SGI by issuing 516,976 shares of the Company’s common stock in connection with the amended agreement, after considering the Merger exchange ratio and reverse stock split in the manner described above. Through May 9, 2019, the derivative liability associated with the equity payment was updated for its estimated market value. Upon closing of the Merger, the fair value of the derivative liability was estimated at zero as the equity payment is no longer required to be made in the future. The change in fair value is reflected in other income.

12. Research Collaboration Arrangement

In connection with the Synthetic Phage Asset Acquisition discussed in Note 11, the Company was assigned a research collaboration agreement (“Research and Option Agreement”) with Merck.

In May 2019, the Research and Option Agreement was amended and extended for four years. During the research term, the Company will be entitled to milestone payments tied to the achievement of product development milestone events in the amount of $1.5 million. The collaboration agreement also provides for the initiation of a second research program should Merck exercise that option during the initial research term and pays the option fee of $1.5 million. To date, Merck has not exercised its license option nor has the Company reached any milestones or earned any revenue under the Research and Option Agreement. Merck has the right to terminate the agreement at any time with 90 days’ notice. Each party to the Research and Option Agreement is responsible for its costs and expenses in connection with the research program.

13. Equity

The Company is authorized to issue one class of shares designated as “Common Stock”. The number of shares of common stock authorized to be issued is 217,000,000 shares.

At December 31, 2019, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
2,980	$1,505.00	March 16, 2020
1,991	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,249,955	$5.60	October 16, 2023
1,200	$1,680.00	None
1,854,007

14. Stock-based Compensation

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

In connection with the Merger, the Company assumed the C3J Jian, Inc. Amended 2006 Stock Option Plan (the “Assumed 2006 Plan”) and the C3J Therapeutics, Inc. 2016 Stock Plan (the “Assumed 2016 Plan”). These plans provided for stock option and restricted stock awards (“RSAs”) to C3J employees in years prior to the Merger with AmpliPhi. The number of shares subject to each outstanding stock option and RSA under those assumed plans, along with the exercise price of stock options, were equitably adjusted pursuant to the terms of the plans to reflect the impact of the Merger and the one-for-fourteen reverse stock split, in each case in a manner intended to preserve the then-current intrinsic value of the awards. No additional awards will be made under either plan. The assumed C3J stock options were substantially vested and expensed as of the merger date. Vesting of the assumed C3J RSAs is based on the occurrence of a public liquidity event, or a change in control. In the event of a public liquidity event, service or milestone based vesting schedules begins. Service periods are generally two to four years. In the event of a change in control, 100% vesting occurs upon the closing of such an event. The merger with AmpliPhi constituted a public liquidity event and triggered the start of vesting of RSAs.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

The assumptions used in the Black-Scholes model for options granted during the year ended December 31, 2019 are presented below:

Year ended
December 31, 2019
Risk-free interest rate	1.50 to 2.23%
Expected volatility	89.26 to 90.43%
Expected term (in years)	5.50 to 6.25
Expected dividend yield	0

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant by grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2019	2018

Research and development	$872,000	$8,000
General and administrative	3,398,000	38,000
Total stock-based compensation	$4,270,000	$46,000

	Year Ended
	December 31,
	2019	2018
Expense related to RSA's issued prior to Merger and vesting beginning on Merger closing date	$2,152,000	$—
Acceleration of RSA expense in connection with executive severance	1,244,000	—
Expense related to vesting of stock options issued under the Company's stock plans	874,000	46,000
Total stock-based compensation expense	$4,270,000	$46,000

Stock option transactions during the year ended December 31, 2019 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2018	136,463	$36.31	5.02	—
Assumed in the Merger	52,602	56.60		—
Granted	1,207,208	3.18		1,569,000
Forfeited/Cancelled	(120,893)	15.83		92,000
Outstanding at December 31, 2019	1,275,380	$7.61	8.81	1,476,000
Vested and expected to vest at December 31, 2019	1,275,380	$7.61	8.81	$1,476,000
Exercisable at December 31, 2019	147,097	$40.54	4.34	$—

Restricted stock award transactions under the Assumed 2016 Plan during the year ended December 31, 2019 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	416,856	$1.88
Granted	—	—
Forfeited/Cancelled	(44,255)	1.29
Issued as Common Stock	(29,108)	1.95
Outstanding at December 31, 2019	343,493	$1.42

The aggregate intrinsic value of options at December 31, 2019 is based on the Company’s closing stock price on that date of $3.25 per share. As of December 31, 2019, there was $7.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of 2 years.

Shares Reserved For Future Issuance

As of December 31, 2019, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,275,380
Employee stock purchase plan	5,462
Available for future grants under the 2016 Plan	67,065
Warrants outstanding	1,854,007
Total shares reserved	3,201,914

15. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company did not make matching contributions to the 401(k) plan for the years ended December 31, 2019 and 2018.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the U.S. Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a‑15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10‑K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10‑K.

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 1, 2020.

Name	Age	Position(s)
Todd R. Patrick	57	Chief Executive Officer, Director
Brian Varnum, Ph.D.	60	President & Chief Development Officer
Steve R. Martin	59	Chief Financial Officer
Duane Morris	69	Vice President, Operations

Non-Employee Directors
Richard J. Bastiani, Ph.D.(3)	77	Chairman of the Board of Directors
Sarah J. Schlesinger, M.D.(2)(4)	60	Director
Jeremy Curnock Cook(1)(2)	70	Director
H. Stewart Parker(1)(3)	64	Director
Joseph M. Patti, Ph.D.(2)(3)	55	Director
Odysseas D. Kostas, M.D. (3)(4)	45	Director
Todd C. Peterson, Ph.D.(1)	62	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Serves as a designee of Innoviva under the Investor Rights Agreement.

Todd R. Patrick has served as our Chief Executive Officer and as a director since the consummation of the Merger. He previously served as President and Chief Executive Officer of C3J from 2010 until the consummation of the Merger, and as a member of C3J’s board of directors from 2009 until the consummation of the Merger. Before joining C3J, Mr. Patrick was the President and board member of ID Biomedical Corporation from 1994 until 2005, when the company was acquired by GlaxoSmithKline. Prior to ID Biomedical Corporation, Mr. Patrick was the Director of the Office of Intellectual Property Administration at the University of California, Los Angeles (UCLA), where he was responsible for the patenting and licensing of intellectual property arising out of UCLA. Mr. Patrick has been involved in several start-ups and has helped raise over $600 million in equity or debt capital. Mr. Patrick is the past Chairman of the Board of Trustees for the Seattle Biomedical Research Institute (now the Center for Infectious Disease Research), a 400-person, non-profit global health organization focused on creating new drugs and vaccines to treat infectious diseases in the developing world. Mr. Patrick currently serves on the board of directors of CRH Medical Corporation (NYSE: CRHM), where he has served since 2006 and is a member of the audit, corporate governance and nominating, and compensation committees; AltPep Corporation; and InvVax, Inc. He is also on the board of directors of the non-profit Foster Foundation.

Mr. Patrick was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth understanding of our business, strategy and management team, as well as his experience serving as a public company director and executive officer.

Brian Varnum, Ph.D. has served as our President and Chief Development Officer since the Merger. He previously served at C3J as its Vice President of Product Development starting in 2012 and became its Chief Development Officer in 2014, serving in that role until the Merger in May 2019. Dr. Varnum is a biotech veteran with more than 20 years of experience. Dr. Varnum began his career with Amgen Inc. and spent more than 18 years at the biotech pioneer as that company grew from a start-up to a large and successful biotechnology company. He started in discovery research where his team purified novel growth factors and advanced antibodies and small molecules into clinical studies. Dr. Varnum also worked in development, assisting with clinical development of proteins, antibodies and small molecules. In this capacity, he contributed to key regulatory filings, market research and product launch, giving him experience in drug discovery and development from the lab bench to product launch and marketing. After retiring from Amgen Inc. in 2007, Dr. Varnum turned his focus to the start-up landscape, working in several capacities, including assisting investors, entrepreneurs and start-ups in the assessment of technologies for funding or in-licensing. In these capacities, he established research strategies and plans, and served as Chief Scientific Officer for several companies, securing funding, and executing research contracts with large and mid-sized pharmaceutical companies. Dr. Varnum obtained his Ph.D. from UCLA studying oncogenes, and his drug development research experience includes hematopoietic growth factor discovery, oncology, auto-immune/inflammatory disorders, personalized medicine in inflammatory bowel disease and infectious diseases.

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

Duane Morris has served as our Vice President, Operations since the Merger. He previously led the production, quality, facilities and clinical operations areas for C3J from December 2011 to May 2019. Prior to joining C3J, Mr. Morris was the Chief Operating Officer at Response Biomedical Corp. in Vancouver, Canada from February 2007 to October 2010, where he directed the expansion of manufacturing facilities and scale-up of in-vitro diagnostic products. Prior to his tenure at Response Biomedical Corp., Mr. Morris was responsible for all manufacturing and quality control activities for ID Biomedical Corporation from February 2003 until its acquisition by GlaxoSmithKline in 2005. From 2005 to December 2006, Mr. Morris served as general manager of GlaxoSmithKline Biologicals, in which role he was responsible for all North American Operations, which included influenza vaccine production for GlaxoSmithKline. Mr. Morris started his career at Syntex Corporation (now Roche) in Palo Alto, where he spent 21 years in positions of increasing responsibility, ultimately becoming the Director of Pharmaceutical Manufacturing. Mr. Morris earned his B.A. in Management from Saint Mary’s College in Moraga, California.

Non-Employee Directors

Richard J. Bastiani, Ph.D., has served as a member of the board of directors and our Chairman since the Merger. He has previously served as a member of the board of directors of C3J from 2013 until the consummation of the Merger. Dr. Bastiani is currently retired. He has over 40 years of industry experience and has served on the boards of 14 biotechnology and life science companies throughout his career, including as a director of BioNex Solutions, Inc., a privately-held company that develops and manufactures systems for laboratory automation and liquid handling, since 2014. From 1995 through 2018, he served as a member of the board of directors of Abaxis, Inc., a formerly public diagnostic company providing point of care, automated blood analysis systems and single test products for human and veterinary markets that was acquired by Zoetis Inc. in 2018 for approximately $2.0 billion. From 1995 to 1998, Dr. Bastiani was President of Dendreon, a biotechnology company dedicated to providing innovative cell therapies for cancer. From 1970 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva Company was acquired by a subsidiary of Hoechst AG of Germany in 1995. From 2007 to 2011, Dr. Bastiani served as chairman of the board of directors of Response Biomedical Corp. In 1996, Dr. Bastiani was appointed to the board of directors of ID Biomedical Corporation, and he served as the chairman of the board of directors from 1998 until the company’s 2005 acquisition by GlaxoSmithKline. Dr. Bastiani also served as co-founder and a director of DiscoveRx, a privately held company developing and selling high-throughput screening, protein profile and cell pathway assays and services, and on the board of Pathwork Diagnostics, a privately held molecular diagnostic company focused on cancer diagnostics using proprietary genomic profiling and informatics. Dr. Bastiani also serves on the Board of Fellows of Santa Clara University. He received his Ph.D. in Chemistry from Michigan State University in 1970, his M.S. in Chemistry from California State University in 1967, and his B.S. in Chemistry from Santa Clara University in 1964.

Dr. Bastiani was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of the industry, as well as his experience serving on the boards of directors of various public and private companies.

Sarah J. Schlesinger, M.D. has served as a member of our Board of Directors since February 2020. She also currently serves as a member of the Board of Directors of Innoviva, Inc., and serves on its Compensation Committee and the Nominating/Corporate Governance Committee. Dr. Schlesinger is an Associate Professor of Clinical Investigation at Rockefeller University and Senior Attending Physician at Rockefeller University Hospital. Dr. Schlesinger led the Dendritic Cell section of the Division of Retrovirology at the Walter Reed Army Institute of Research and was also a member of the Division of Infectious and Parasitic Disease Pathology at the Armed Forces Institute of Pathology from 1994 to 2002. In 2002, Dr. Schlesinger rejoined Rockefeller University and began working with the International AIDS Vaccine Initiative as a Scientist in Vaccine Research and Design. Dr. Schlesinger has been a member of Rockefeller University Hospital's Institutional Review Board (“IRB”) (Ethics Committee) since 2003 and previously served as IRB's vice-chairperson. In 2017 she assumed the position of chairperson of the IRB. She is currently the director of the education and training programs at Rockefeller University Center for Clinical and Translational Science and serves on the Medical Staff Executive Committee of Rockefeller University Hospital. Dr. Schlesinger currently serves on the board of three non-profit organizations: the AIDS Vaccines Advocacy Coalition, Global Viral and The Hastings Center, the pre-eminent center for the study of bioethics. Dr. Schlesinger served as an independent corporate director of Ariad Pharmaceuticals from 2013 until its sale to Takeda Pharmaceutical Company Limited in 2017. Dr. Schlesinger has a B.A. from Wellesley College and a M.D. from Rush Medical College in Chicago, Illinois. Dr. Schlesinger has demonstrated leadership in her field and her substantial knowledge of our industry contributed to our conclusion that she should serve as a director.

Dr. Schlesinger was selected as a director because of her extensive leadership experience with biotechnology companies and her in-depth knowledge of the industry, as well as her experience serving on the boards of directors of various public and private companies.

Jeremy Curnock Cook has served as a member of the board of directors since July 1995 and as chairman from 1998 until the consummation of the Merger. From September 2014 to May 2015, he served as our Interim Chief Executive Officer. Mr. Curnock Cook has served as Chairman of International BioScience Managers Limited, a corporate and investment advisory firm, since 2000, and also currently serves as Managing Director of BioScience Managers Pty Ltd, a life science fund manager. From 1987 to 2000, Mr. Curnock Cook was a director of Rothschild Asset Management Limited and was responsible for the Rothschild Bioscience Unit. Mr. Curnock Cook founded the International Biochemicals Group in 1975, which was sold in 1985 to Royal Dutch Shell, where he served as Managing Director until 1987. He also currently serves as a member of the board of directors of Avita Medical Limited (ASX: AVH; Nasdaq: RCEL), Adherium Limited (ASX: ADR), Arecor Limited, Summatix Pty Ltd., Rex Bionics Pty Ltd., BioScience Managers UK Ltd and Smart Matrix Ltd. Mr. Curnock Cook received an M.A. in natural sciences from Trinity College, Dublin.

Mr. Cook was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as a public company director and executive officer.

H. Stewart Parker has served as a member of the board of directors since the consummation of the Merger. She is the Principal of Parker BioConsulting. Ms. Parker previously served as a member of the board of directors of C3J from 2010 until the consummation of the Merger, including as chair of the board from March 2016 until the consummation of the Merger. Ms. Parker has over 36 years of experience in the biotechnology industry. She served as the chief executive officer of the Infectious Disease Research Institute, or IDRI, a not-for-profit global health research institute, from March 2011 to December 2013. In 1989, Ms. Parker managed the formation of Targeted Genetics Corporation, the predecessor company of AmpliPhi, and, at its inception, a subsidiary of Immunex Corporation. She served as its President and Chief Executive Officer and as a director from its spinout from Immunex Corporation in 1992 to November 2008. Prior to Targeted Genetics Corporation, Ms. Parker served in various capacities at Immunex Corporation from August 1981 through December 1991, most recently as vice president, corporate development. From February 1991 to January 1993, Ms. Parker served as president and a director of Receptech Corporation, a company formed by Immunex in 1989 to accelerate the development of soluble cytokine receptor products. She has served on the board of directors and the executive committee of BIO, the primary trade organization for the biotechnology industry. She currently serves as a member of the boards of directors for several for-profit and non-profit companies, including Sangamo Therapeutics, Inc. (Nasdaq: SGMO), a clinical stage biotechnology company, since June 2014, where she has served as board chair since June 2017; Achieve Life Sciences, Inc. (Nasdaq: ACHV), a specialty pharmaceutical company, since March 2010, where she serves as chairperson of the nominating and governance committee and as a member of the audit committee and compensation committee; and StrideBio, Inc., a gene therapy company. Ms. Parker also serves as the chair of the nominating and governance committee of the board of directors of Impel NeuroPharma. Ms. Parker received her B.A. and M.B.A. from the University of Washington.

Ms. Parker was selected as a director because of her extensive experience in the industry and experience as a public company director (including service as a member of the compensation and the nominating and corporate governance committees of the board of directors), as well as her strong commitment to shareholders’ interests.

Joseph M. Patti, Ph.D. has served as a member of the board of directors since the consummation of the Merger. He also currently serves as President and Chief Executive Officer and director of AgilVax, Inc., a private biotechnology company that discovers and develops antibody-based therapeutics to treat metastatic cancer, and as President of JP Biotech Advisors, Inc., which provides strategic growth and drug development advice to emerging biotechnology companies. Dr. Patti is also a director of ECM Biosurgery, a private preclinical biotechnology company focused on collagen-based therapeutics. From November 2012, Dr. Patti served as Aviragen Therapeutics, Inc.’s Executive Vice President of Corporate Development and Strategy until October 2014, when he was appointed the company’s President and Chief Executive Officer and director. He served in those roles until February 2018, when Aviragen merged with Vaxart, Inc. Prior to joining Aviragen, Dr. Patti co-founded Inhibitex, Inc. in 1994 and served as its Chief Scientific Officer and Senior Vice President of Research and Development from 2007 until it was acquired by Bristol Myers Squibb in February 2012. He also served as its Chief Scientific Officer and Vice President of Research and Development from 2005 to 2007 and as Vice President, Preclinical Development prior to that. Before co-founding Inhibitex, Dr. Patti was an Assistant Professor at Texas A&M’s Institute of Biosciences and Technology and also served on the faculty at the University of Texas Health Science Center Graduate School of Biomedical Sciences. Dr. Patti received a B.S. in Microbiology from the University of Pittsburgh, a M.S.P.H. from the University of Miami, School of Medicine and a Ph.D. in Biochemistry from the University of Alabama at Birmingham. Dr. Patti was a director of SciStem Therapeutics, Inc., a privately-held biotechnology company from 2012 to 2015. Dr. Patti was a director of Inhibitex from 1998 to 2005.

Dr. Patti was selected as a director because of his scientific knowledge and background and experience in developing numerous preclinical and clinical bio-pharmaceutical product candidates, as well as his senior management experience over the past decade in developing and implementing the business and financial strategies of emerging, publicly-traded biopharmaceutical companies and serving as a public company director.

Odysseas D. Kostas, M.D. has served as  a member of our Board of Directors since February 2020. He also currently serves as Chairman of the Board of Directors of Innoviva, Inc., and is a member of its Audit Committee and Nominating/Corporate Governance Committee. He is a Partner and Senior Managing Director at Sarissa Capital Management LP. Sarissa Capital focuses on improving the strategies of companies to enhance shareholder value. Prior to joining Sarissa Capital, Dr. Kostas served as a Director at Evercore ISI (formerly ISI), covering the biotechnology and pharmaceutical industries. Previously, he practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. Dr. Kostas also currently serves on the board of directors of Enzon Pharmaceuticals. Dr. Kostas has a B.S from Massachusetts Institute of Technology (MIT) and a M.D. from University of Texas Southwestern Medical School. Dr. Kostas has demonstrated leadership in his field, and his knowledge of and experience in our industry contributed to our conclusion that he should serve as a director.

Mr. Kostas was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as a public company director.

Todd C. Peterson, Ph.D. has served as a member of the board of directors since October 2019. Dr. Peterson has more than 30 years of experience in biotechnology and life sciences research and development across the areas of molecular biology, nucleic acids and genomics product and technology development. His experience encompasses clinical diagnostics, life science research tools, and drug discovery technologies, products and markets. Dr. Peterson has served as Chief Scientific Officer at the Allen Institute in Seattle, Washington, since December 2018, overseeing science and technology strategy and operational, translational and growth initiatives to deliver on its impact mission. Prior to joining the Allen Institute, from 2013 to 2018, Dr. Peterson served as Chief Technology Officer at Synthetic Genomics, Inc., a private company focused on synthetic biology and applied genomics technologies. From 2003 to 2013, Dr. Peterson led Genomics and Synthetic Biology R&D at Invitrogen/Life Technologies, a global leader in life science tools. Prior to Life Technologies, Dr. Peterson held research and development positions with increasing responsibilities and scope at Genicon Sciences Corp., Trega Biosciences, Inc., Hybritech Inc. and Gen-Probe Incorporated, where he focused on technology research, product development and commercialization. Dr. Peterson was a postdoctoral fellow at the Max Planck Institute in Cologne, Germany after receiving his Ph.D. in Microbiology at the University of Southern California School of Medicine. He obtained his M.A. in Biological Sciences and B.A. in Molecular Biology and Biochemistry at the University of California, Santa Barbara.

Mr. Peterson was selected as a director because of his years of experience in biotechnology and life sciences research and development, his in-depth knowledge of the industry and pre-clinical / early-stage scientific requirements, and his experience and understanding of our bacteriophage platform.

Our Nominating and Corporate Governance Committee seeks to assemble a board of directors that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct our business. To that end, the Nominating and Corporate Governance Committee has identified and evaluated nominees in the broader context of the board of directors’ overall composition, with the goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that the Nominating and Corporate Governance Committee views as critical to effective functioning of the board of directors. The brief biographies below include information regarding the specific and particular experience, qualifications, attributes or skills of each nominee that led the Nominating and Corporate Governance Committee to recommend that person as a nominee. However, each of the members of the Nominating and Corporate Governance Committee may have a variety of reasons why he or she believes a particular person would be an appropriate nominee for the board of directors, and these views may differ from the views of other members.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and on an ad hoc basis as required.

As required under the NYSE American exchange listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with our counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE American exchange, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the board affirmatively determined that Richard J. Bastiani, Ph.D., Jeremy Curnock Cook, H. Stewart Parker, Joseph M. Patti, Ph.D., Odysseas D. Kostas, M.D., Sarah J. Schlesinger, M.D., and Todd C. Peterson, Ph.D. are independent directors within the meaning of the applicable NYSE American exchange listing standards. In making this determination, our board found that none of these directors or nominees for director had a material or other disqualifying relationship with us. The board concluded that Mr. Patrick is not an independent director within the meaning of the applicable NYSE American exchange listing standards. Mr. Patrick is not an independent director under these rules given his role as our Chief Executive Officer. Of the former directors who served on our board during 2019, our board determined that each of Louis Drapeau, Michael S. Perry, D.V.M., Ph.D. and Vijay B. Samant was independent under the rules of the SEC and the NYSE American exchange, while Paul C. Grint, M.D., Richard Bear and Wendy S. Johnson were not independent under such rules, due to Dr. Grint and Ms. Johnson’s former management positions with us, and Mr. Bear’s role as Chief Financial Officer of CRH Medical Corporation, where Mr. Patrick serves as a member of the board of directors, including as Chairman of the audit committee and as a member of its compensation committee, and corporate governance and nominating committee. Mr. Drapeau, Mr. Samant, Dr. Grint and Ms. Johnson resigned in May 2019 in connection with the Merger, and Dr. Perry and Mr. Bear resigned in February 2020 in connection with the Private Placement. Accordingly, during 2019, our board was comprised of a majority of directors who qualify as independent directors under the rules adopted by the SEC and the NYSE American exchange.

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

Board Leadership Structure

Our board of directors has an independent Chairman, Richard J. Bastiani, Ph.D., who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the Chairman has substantial ability to shape the work of the board of directors. We have a separate chair for each committee of the board of directors. As a general policy, the board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Mr. Patrick serves as our Chief Executive Officer, while Dr. Bastiani serves as our Chairman of our board of directors. We expect and intend the positions of Chairman of the board of directors and Chief Executive Officer to continue to be held by separate individuals in the future.

Role of the Board in Risk Oversight

One of the principal functions of our board of directors is to provide oversight concerning the assessment and management of risk related to our business. The board of directors is involved in risk oversight through direct decision-making authority with respect to fundamental financial and business strategies and major corporate activities.

While the board of directors oversees our risk management, our management is responsible for day-to-day risk management processes, including, without limitation, strategic, operational, financial, regulatory and cyber-security risks that may exist from time to time. The board of directors expects management to consider the risks of, and risk management in, each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the board of directors and its committees. In connection with this responsibility, members of management provide regular reports to the board of directors regarding business operations and strategic planning, financial planning and budgeting and regulatory matters, including any material risk to our company related to such matters. Although the board of directors does not have a formal risk oversight policy, the board of directors does, as a whole and through its various committees, oversee the proper functioning of our internal risk management processes. In its risk oversight role, the board of directors evaluates whether management has reasonable controls in place to address material risks we currently face and those we may face in the future.

The board of directors has delegated oversight for specific areas of risk exposure to committees of the board of directors as follows:

•

The Audit Committee is primarily responsible for overseeing our financial risk management processes on behalf of the board of directors. The Audit Committee is responsible for discussing our overall risk assessment and risk management policies with management and our independent registered public accounting firm, as well as our plans to monitor and control any financial risk exposure. The Audit Committee is also responsible for primary risk oversight related to our internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance. In addition, the Audit Committee reviews all related-person transactions, including the risks related to those transactions impacting our company. Going forward, we expect that the Audit Committee will receive reports from management regarding its assessment of risks at least quarterly.

•	The Compensation Committee oversees our compensation programs and reviews the conduct incentivized by those programs, including any impact on risk-taking by our executive officers and employees.
•

The Nominating and Corporate Governance Committee oversees the organization, membership and structure of our board of directors and our corporate governance practices. The committee members report to the full board of directors on material developments in their areas of oversight.

We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board of directors’ leadership structure, which also emphasizes the independence of our board of directors in its oversight of our business and affairs, supports this approach.

The board of directors and its committees meet at regularly scheduled and special meetings throughout the year at which management reports to the board concerning the results of our risk management activities, as well as external changes that may change the levels of business risk to which we are exposed. At each regular meeting of our board of directors, the chairperson of each committee reports to the full board regarding the matters reported and discussed at any committee meetings, including any matters related to risk assessment or risk management. Upon the request of the committees, our principal executive officer and principal financial officer attend meetings of these committees when they are not in executive session, and often report on matters that may not be otherwise addressed at these meetings. In addition, our directors are encouraged to communicate directly with members of management regarding matters of interest, including matters related to risk, at times when meetings are not being held.

Board Committees

The board of directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates under a written charter, the adequacy of which each respective committee regularly reviews and reassesses. A copy of each charter is available under the heading “Corporate Governance” of the Investor Relations section of our website at https://investor.armatapharma.com/corporate-governance. Our board of directors may establish additional committees from time to time in accordance with our Bylaws.

Below is a description of each committee of the board of directors. The board of directors has determined that each member of each committee meets the applicable NYSE American exchange rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to our company.

Audit Committee

Our Audit Committee currently consists of Ms. Parker (Chair), Mr. Cook and Dr. Peterson. The board of directors reviews the NYSE American exchange listing standards definition of independence for Audit Committee members on an annual basis and has determined that each of the members of our Audit Committee satisfies the NYSE American exchange listing requirements and SEC independence requirements.

The primary purpose of the Audit Committee is to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The functions of the Audit Committee include, among other things:

•

evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors and to present its conclusion to our board of directors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•	monitoring the rotation of partners of our independent auditors on our audit engagement team as required by law;
•

prior to engagement of any independent auditor, and, at least annually thereafter, reviewing relationships that may reasonably be thought to bear on the auditor’s independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

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

Compensation Committee

Our Compensation Committee consists of Dr. Patti (Chair), Mr. Cook and Dr. Schlesinger. Our board of directors has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b‑3 promulgated under the Exchange Act, an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the NYSE American exchange listing independence requirements.

The functions of this committee include, among other things:

•	reviewing, modifying and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

•

reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) the compensation and other terms of employment of our executive officers, including the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers;

•

reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•

reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•

evaluating (including, if it deems appropriate, with the input of some or all of the other members of the board of directors) risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

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

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•	reviewing the adequacy of its charter on a periodic basis;
•	reviewing with management and approving our compensation-related disclosures and related tables in our periodic reports or proxy statements to be filed with the SEC;
•	preparing the report that the SEC requires in our annual proxy statement, if required by then-applicable SEC rules; and
•	reviewing and assessing on an annual basis its own performance.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Bastiani (Chair), Ms. Parker, Dr. Patti and Dr. Kostas. Our board of directors has determined that each of the members of this committee satisfies the NYSE

American exchange listing independence requirements. The Nominating and Corporate Governance Committee of the board of directors is responsible for, among other things:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•

assessing the performance of management and the board of directors, including board committees, seeking input from senior management, the full board of directors and others, which assessment shall include, among other things, an evaluation of the board’s contribution as a whole and overall board composition and makeup, including the reelection of current board members;

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

•	reviewing the adequacy of its charter on an annual basis; and
•	reviewing and assessing on an annual basis its own performance.

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

DELINQUENT SECTION 16(A) REPORTS

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2019, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements, except that Dr. Perry and Mr. Cook filed Form 5 reports on February 14, 2020, in lieu of timely filing of Form 4 reports during the fiscal year ended December 31, 2019.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.Armatabio.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.   EXECUTIVE COMPENSATION

Set forth below is certain information regarding the historical compensation of our named executive officers during the year ended December 31, 2019 and 2018 including the historical compensation of certain C3J executive officers who are now executive officers following the completion of the Merger. For additional information about our current officers and directors, see the section titled “Management.”

Executive Compensation

The named executive officers as of December 31, 2019 were:

▪	Todd R. Patrick, Chief Executive Officer;

▪	Brian Varnum, Ph.D., President and Chief Development Officer;

▪	Steve Martin, Chief Financial Officer

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two  fiscal years to the named executive officers and Dr. Paul Grint, our former Chief Executive Officer, who resigned from that position in connection with the Merger.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)	Total ($)

Todd Patrick	2019	412,000	—	714,556	—	—	1,126,556
Chief Executive Officer	2018	412,000	—	—	206,000	—	618,000
Brian Varnum, Ph. D.	2019	320,000	—	714,556	—	—	1,034,556
President and Chief Development Officer	2018	320,000	—	—	128,000	—	448,000
Steve Martin	2019	320,000	—	357,278	—	—	677,278
Senior VP and Chief Financial Officer	2018	320,000	—	—	109,000	—	429,000
Paul C. Grint, M.D.	2019	170,928	—	4,125	—	519,717	694,770
Former Chief Executive Officer (2)	2018	475,000	—	—	143,000	—	618,000

(1)

In accordance  with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2019 computed  in accordance  with Financial  Accounting  Standards Board Accounting  Standards Codification Topic 718 for stock-based  compensation transactions. Assumptions used in the calculation  of these amounts  are included in Note 14 to the consolidated financial statements  included in this Annual Report.  These amounts  do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options,  the exercise of the stock options,  or the sale of the common stock underlying such stock options.  There were no stock-based  or option-based compensation awards granted to the named executive officers in 2018.

(2)

On May 9, 2019, at the effective time of the Merger, Dr. Grint resigned from his position as our Chief Executive Officer. In connection  with his termination, Dr. Grint is entitled to certain severance payments, including continuation of payments totaling $475,000 in equal monthly installments  for twelve months from May 9, 2019, as described below under the section entitled “— Potential  Payments and Benefits upon Termination or Change in Control.”

Base Salary

The base salaries of the named executive officers in 2019, as applicable, were generally determined  and approved  by the board of directors, based on the recommendation of the Compensation Committee.

•	Mr. Patrick’s annual base salary for 2019 and 2018 was $412,000.
•	Dr. Varnum’s annual base salary for 2019 and 2018 was $320,000.
•	Mr. Martin’s annual base salary for 2019 and 2018 was $320,000.

Annual Bonus

In addition to base salaries, the named executive officers were eligible to receive annual performance-based cash bonuses, which were designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The performance-based bonus was generally based on the extent to which we achieved the specified corporate goals that our board of directors or Compensation Committee established. After the end of the year, the board of directors and/o Compensation Committee reviewed our performance against the established corporate goals and approved the extent to which we achieved such goals.

Our board of directors and/or Compensation Committee generally would consider each executive officer’s individual contributions towards reaching our corporate goals and may have also established specific individual goals for our executive officers as it determined appropriate. There was no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts varied based on corporate and individual performance, as applicable. Under the terms of his offer letter agreement described below, Mr. Patrick was eligible to receive an annual performance-based bonus for 2019 equal to, at target, between 50% and 100% of his annual salary based on our achievement of certain performance goals. Dr. Varnum was eligible to receive an annual performance-based bonus for 2019 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals. Mr. Martin was eligible to receive an annual performance-based bonus for 2019 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals.

Our annual performance bonus amounts for 2019 were based entirely on corporate goals relating to capital raising, partner and grant funding and our clinical development and manufacturing progress. In December 2019, the compensation committee reviewed the corporate performance goals for the named executive officers since the Merger and also considered other external factors impacting our valuation. Based on the evaluation by the Compensation Committee of the overall results from the May 9, 2019 Merger date and through the 2019 calendar year end, the executive officers were not granted cash bonuses related to the goals established for 2019. The 2019 goals set forth by the Company remain relevant as incentive targets for the first half of 2020 and accordingly, the Compensation Committee will continue to monitor the progress towards achieving these goals before granting cash incentive awards to the named executive officers.

Dr. Grint was not employed by us following the Merger and was not eligible for a 2019 bonus.

Equity-Based Awards

Our equity-based incentive awards were designed to align our interests with those of our employees and consultants, including the named executive officers. Our board of directors or our Compensation Committee approve equity grants. Vesting of equity awards was generally tied to continuous service with us and served as an additional retention measure. Our executives may have been awarded an initial new hire grant upon commencement of service and may have received additional grants, as the board of directors or Compensation Committee determined appropriate, in order to incentivize and/or reward such executives.

We traditionally granted stock options to the named executive officers under our equity incentive plans, the terms of which are described below under “— Equity Incentive Plans.” Following the completion of the Merger in May of 2019, the board of directors’ granted stock options to the named executive officers and certain employees of the Company.  Please see “Outstanding Equity Awards at Fiscal Year End” below. No stock-based awards were granted to executives of either AmpliPhi or C3J during 2018.

Agreements with our Named Executive Officers

Below are descriptions of our employment agreements with the named executive officers governing the terms of their service with us. For a discussion of the severance pay and other benefits that may be provided in connection  with a termination of service and/or  a change in control under the arrangements with the named executive officers, please see “— Potential   Payments and Benefits upon Termination or Change in Control” below.

Todd R. Patrick, our Chief Executive Officer, is subject to an Employment Agreement, dated October 1, 2018, between Mr. Patrick and C3J as amended on January 3, 2019 (the “Patrick Employment Agreement”).  The Patrick Employment Agreement provides for an initial term of three years. Mr. Patrick will be paid an annual base salary as may be established from time to time by the board of directors, and an annual cash bonus, in accordance  with a milestone-based  structure  established by the board of directors, enabling him to earn between 50% and 100% of the amount  of his base salary as a bonus. He will also be eligible for all fringe benefit plans available to other full-time employees. If Mr. Patrick is terminated without Cause or resigns for Good Reason (in each case as defined in the Patrick Employment Agreement), then he will be entitled to a severance payment equal to his base salary plus 50% of his bonus (the bonus to be paid whether earned or unearned)  for the then-remaining term of the Patrick Employment Agreement, or through  September 30, 2021, such payment to be lengthened to a minimum of one year or twelve (12) months of base salary and bonus, if his termination occurs during any month during the 2021 calendar year.

Dr. Varnum, our President and Chief Development Officer, is subject to an employment  agreement dated January  18, 2012 between Dr. Varnum and C3J. Dr. Varnum’s employment  under the agreement is at will and is terminable  by us or Dr. Varnum at any time. Under the terms of the agreement, Dr. Varnum currently receives an annual base salary of $320,000 and an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives. Dr. Varnum is also entitled to certain severance benefits as described below under the section entitled “— Potential  Payments and Benefits upon Termination or Change in Control.”

Mr. Martin, our Chief Financial  Officer, is subject to an employment  agreement dated January  18, 2016, as amended on April 1, 2017. Mr. Martin’s employment  under the agreement is at will and is terminable  by us or Mr. Martin  at any time. Under the terms of the agreement, Mr. Martin  currently receives an annual base salary of $320,000, and an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives. Mr. Martin  retained his position as Chief Financial  Officer following the Merger, and the terms of his offer letter agreement remain as described herein. Mr. Martin  is also entitled to certain severance benefits as described below under the section entitled “— Potential  Payments and Benefits upon Termination or Change in Control.”

Dr. Grint, our former Chief Executive Officer, is subject to an offer letter agreement, dated June 1, 2017. Pursuant to Dr. Grint’s offer letter agreement, in the event he is terminated without cause or resigns for good reason within one month before or 12 months after a change in control, the vesting of all of his outstanding equity awards that are subject to time-based vesting will accelerate in full such that all such equity awards will be deemed fully vested as of the date of such termination or resignation  (or change in control, if later). In addition, the offer letter provides that if Dr. Grint is terminated without cause or resigns for good reason from his employment  with us, Dr. Grint will be entitled to receive severance benefits in the form of salary continuation at the rate of his base salary in effect at the time of his termination or resignation  for a period of 12 months,  subject to our timely receipt of an effective release and waiver of claims from Dr. Grint.

Payments and Benefits upon Termination or Change in Control

Mr. Patrick.    Under the terms of the Patrick Employment Agreement, if Mr. Patrick is terminated without Cause or resigns for Good Reason (in each case as defined in the Patrick Employment Agreement), then he will be entitled to a severance payment equal to his base salary plus 50% of his bonus (the bonus to be paid whether earned or unearned)  for the then-remaining term of the Patrick Employment Agreement, or through  September 30, 2021, such payment to be lengthened to a minimum of one year or twelve (12) months of base salary and bonus, if his termination occurs during any month during the 2021 calendar year.

Dr. Varnum.    Under the terms of the offer letter agreement with Dr. Varnum,  Dr. Varnum is entitled to receive six months of continued  base salary if his employment  with us was terminated without cause or if he resigned for good reason provided that he provided us with an effective release of claims.

Mr. Martin.    Under the terms of the offer letter agreements with Mr. Martin, Mr. Martin  is entitled to receive 12 months of continued  base salary if his employment  with us was terminated without cause or if he resigned for good reason, and additionally, if such termination or resignation  occurred in connection  with a change in control, full acceleration of his equity awards, provided that in either case he provided us with an effective release of claims.

Dr. Grint.    At the effective time of the Merger, Dr. Grint resigned from his position as our Chief Executive Officer. In connection  with his resignation,  Dr. Grint became entitled to receive the severance and change of control payments described in his offer letter agreement described above, which we currently pay. While Dr. Grint resigned as an officer, he agreed to continue to serve as a consultant in a transitional role for a period of six months.  As consideration for his consulting services, we granted him, pursuant to approval  by our board,  an option under the 2016 Plan to purchase 1,786 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Subject to certain terms and conditions,  the option vested at the end of the six-month consulting period and will remain exercisable for a period of one year after the termination of such six-month consulting period.

All of the named executive officers held stock options under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of stock option agreements. A description  of the termination and change in control provisions in such equity incentive plans and stock options granted thereunder is provided below under “— Equity Incentive Plans,” and the specific vesting terms of each of the named executive officer’s stock options are described below under “— Outstanding Equity Awards at Fiscal Year End.”

All of the named executive officers held stock options under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of stock option agreements. The specific vesting terms of each of the named executive officer’s stock options are described below under “— Outstanding Equity Awards at Fiscal Year End.” If within 1 month prior to, or within 12 months after, a change in control, the named executive officer is terminated due to an involuntary termination (not including death or disability) without cause or due to a voluntary  termination with good reason, then any unvested stock options held by that officer will vest in full.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by the named executive officers as of December 31, 2019. All figures have been adjusted to reflect the impact of the Merger and related assumption of C3J equity awards and the reverse split.

			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised		Option
	Unexercised		Options		Exercise	Option
	Options		(#)		Price	Expiration
Name	(#) Exercisable		Unexercisable		($)	Date
Mr. Patrick	56,056	(1)	—		38.12	4/24/2024
	—		298,724	(2)	3.15	5/21/2029
	56,056		298,724

Dr. Varnum	20,718	(3)	—		27.37	3/12/2022
	986	(1)	—		33.05	6/25/2022
	15,193	(1)	—		38.12	4/21/2024
	4,932	(1)	—		38.12	12/8/2024
	—		298,724	(2)	3.15	5/21/2029
	41,829		298,724

Mr. Martin	608	(1)	14	(1)	399.00	1/17/2026
	1,152	(4)	—		60.20	3/31/2021
	5,588	(1)	4,340	(1)	12.74	9/6/2027
	—		149,362	(2)	3.15	5/21/2029
	7,348		153,716

Dr. Grint (6)	1,786	(5)	—	(1)	3.15	11/6/2020
	1,786		—

(1)

Twenty-five percent of the shares vest one year after the grant date, with the balance vesting in equal  monthly installments  thereafter  over the next three years, subject to continued  service and the potential  vesting acceleration described in the option agreement.

(2)	Twenty-five percent of the shares vest on each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement.
(3)	Twenty percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next four years, subject to continued service.
(4)	One hundred percent of the shares vested upon grant date of April 1, 2017.
(5)	The shares vested following the six-month consulting period and shall be exercisable for one year from the vesting date.
(6)	All stock options held by Dr. Grint at the time of his termination of employment expired without having been exercised.

Equity Incentive Plans

2016 Equity Incentive Plan

The 2016 Plan was approved  by our board of directors in April 2016 and subsequently approved  by the stockholders in June 2016, and was most recently amended and restated effective as of May 8, 2019, to reflect our name change and the reverse split, as well as to increase the share reserve by 987,355 shares, for a total share reserve of 1,213,917 on a post-reverse split basis. We continue to grant awards under the 2016 Plan. The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options,  stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by our board of directors to employees, including officers, non-employee directors and consultants who provide services to us or to a subsidiary of ours.

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through  the ESPP, which became effective in connection  with our 2016 Annual Meeting of Shareholders in May 2016 and which we continue to use pursuant to the terms described herein. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal  Revenue Code. Our board of directors has delegated its authority to administer  the ESPP to our Compensation Committee.  Under the ESPP, all of our regular employees (including the named executive officers) may participate and may contribute, normally through  payroll deductions,  up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through  a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased  for employees participating in the offering. Unless otherwise determined by our Compensation Committee, shares are purchased  for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase.

Non-Employee Director Compensation

The following table and related footnotes  show the compensation paid during the year ended December 31, 2019 to our non-employee directors, other than Mr. Patrick and Dr. Grint,  whose 2019 compensation is set forth under “— Summary Compensation Table” above.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Richard Bastiani	41,786	63,249	—	105,035
Richard Bear	25,714	63,249	—	88,963
H. Stewart Parker	37,286	63,249	—	100,535
Joseph Patti	30,857	63,249	—	94,106
Todd Peterson	10,000	75,714	—	85,714
Jeremy Curnock Cook	57,786	63,249	—	121,035
Louis Drapeau(2)	22,500	—	—	22,500
Michael S. Perry, Ph.D.	57,071	63,249	—	120,320
Vijay Samant(2)	16,429	—	—	16,429
Wendy S. Johnson(2)	14,286	—	—	14,286

(1)

In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2019 computed  in accordance  with Financial  Accounting  Standards Board Accounting  Standards Codification Topic 718 for stock-based  compensation transactions. Assumptions used in the calculation  of these amounts  are included in Note 14 to the consolidated financial statements  included in this Annual Report.  The aggregate number of option awards outstanding (including exercisable and unexercisable stock options) as of December 31, 2019, for each non-employee director was as follows:

Board of Directors:	Stock Options Outstanding	Stock Options Exercisable
Richard Bastiani	28,192	809
Richard Bear	27,383	—
Jeremy Curnock Cook	28,497	1,108
H. Stewart Parker	28,192	809
Todd Peterson	27,383	—
Michael Perry	28,275	847
Joseph Patti	27,383	—

(2)	Resigned as a director on May 9, 2019, in connection with the Merger.
(3)	Resigned as a director on February 12, 2020.

In September 2015, the board of directors approved  a revised compensation structure  for non-employee directors and following the Merger the new members of our board of directors elected to retain the current cash compensation schedule. In 2019, the chairman  of our board of directors received an annual cash retainer of $60,000 and each other non-employee director received an annual cash retainer of $40,000. For the Audit Committee, the committee chair received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $6,000. For the Compensation Committee, the committee chair received an additional annual cash retainer of $10,000 and each member received an additional annual cash retainer of $5,000. For the Nominating and Corporate Governance Committee, the committee chair received an additional annual cash retainer of $5,000 and each member received an additional annual cash retainer of $3,000.

The non-employee directors each received a stock option grant in 2019 in connection  with the Merger or their initial appointment, as applicable, covering 27,383 shares. The exercise price was equal to the closing market price on the grant date and options vest over two years, 50% on each anniversary  of the grant date. The term of the stock option is ten years.

Treatment of C3J Stock Options and Restricted Stock Awards in the Merger

At the effective time of the Merger, each option to purchase shares of C3J common stock issued by C3J (a “C3J Stock Option”)  under C3J’s Amended and Restated  2006 Stock Option Plan and 2016 Stock Plan (together, the “C3J Stock Plans”) that was outstanding and unexercised immediately prior to the effective time of the Merger, whether or not vested, was converted into an option to purchase shares of our common stock, and we assumed the C3J Stock Plans and each outstanding C3J Stock Option in accordance with its terms. Accordingly, following the Merger: (i) each C3J Stock Option assumed by us is exercisable solely for shares of our common stock; (ii) the number of shares of our common stock subject to each C3J Stock Option assumed by us was determined  by multiplying (A) the number of shares of C3J common stock that were subject to such C3J Stock Option, as in effect immediately prior to the effective time of the Merger, by (B) the Exchange Ratio,  and rounding  the resulting number down to the nearest whole number of shares of our common stock; (iii) the per share exercise price for our common stock issuable upon exercise of each C3J Stock Option assumed by us was determined  by dividing (A) the per share exercise price of the C3J common stock subject to such C3J Stock Option, as in effect immediately prior to the effective time of the Merger, by (B) the Exchange Ratio and rounding  the resulting exercise price up to the nearest whole cent; and (iv) any restriction  on the exercise of any C3J Stock Option assumed by us continued  in full force and effect and the term, exercisability, vesting schedule and other provisions of such C3J Stock Option otherwise remained unchanged,  except that: (A) we may amend the terms of the C3J Stock Options and the C3J Stock Plans to reflect our substitution of the C3J Stock Options with options to purchase Armata common stock; and (B) our board of directors succeeded to the authority and responsibility  of C3J’s board of directors with respect to each C3J Stock Option assumed by us.

At the effective time of the Merger, each restricted stock award with respect to C3J common stock (a “C3J RSA”) that was outstanding immediately prior to the effective time of the Merger was assumed by us and converted into restricted stock awards with respect to our common stock, and we assumed the applicable restricted stock agreements and each such C3J RSA in accordance  with its terms. All rights with respect to C3J common stock under the C3J RSAs assumed by us were converted into rights with respect to our common stock. Accordingly, following the Merger: (i) each C3J RSA assumed by us relates to shares of our common stock; (ii) the number of shares of our common stock subject to each C3J RSA assumed by us was determined  by multiplying (A) the number of shares of C3J common stock that were subject to such C3J RSA, as in effect immediately prior to the effective time of the Merger, by (B) the Exchange Ratio and rounding  the resulting number down to the nearest whole number of shares of our common stock; and (iii) any restriction  on any C3J RSA assumed by us continued  in full force and effect and the vesting schedule and other provisions of such C3J RSA otherwise remained unchanged,  subject to certain exceptions.

Employee Benefit Matters

Under the terms of the Agreement and Plan of Merger and Reorganization, dated January  3, 2019, as amended on March 25, 2019, by and among AmpliPhi, a wholly owned subsidiary of AmpliPhi and C3J (the “Merger Agreement”),  for purposes of vesting, eligibility to participate, and level of benefits under the employee benefit plans, programs, contracts  or arrangements of us or any of our subsidiaries (including, following the effective time of the Merger, C3J and its subsidiary), each employee who continued  to be employed by us, C3J or any of our or its respective subsidiaries immediately following the Merger was credited with his or her years of service with us, C3J or any of our or its respective subsidiaries and their respective predecessors.

Limitation of Liability and Indemnification

Sections 23B.08.510 and 23B.08.570 of the Washington Business Corporation Act authorize Washington corporations to indemnify directors and officers under certain circumstances against expenses (including legal expenses) and liabilities incurred in legal proceedings in which they are involved by reason of being a director or officer, as applicable. Section 23B.08.560 of the Washington Business Corporation Act authorizes  a corporation, if authorized by its articles of incorporation or by a provision in the corporation’s bylaws approved  by its stockholders, to indemnify or agree to indemnify a director made a party to a proceeding, or obligate itself to advance or reimburse expenses incurred in a proceeding, without regard to the limitations  imposed by Sections 23B.08.510 through  23B.08.550; provided that no such indemnity shall indemnify any director from or on account of (a) acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law, (b) conduct of the director finally adjudged to be in violation of Section 23B.08.310 of the Washington Business Corporation Act (which relates to unlawful distributions) or (c) any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property  or services to which the director was not legally entitled.

Article 11 of our articles of incorporation provides that, to the fullest extent that the Washington Business Corporation Act permits the limitation  or elimination of the liability of a director, a director shall not be liable to us or our stockholders for monetary  damages for conduct as a director. Section 10 of our bylaws requires us to indemnify every present or former director or officer against expenses, liabilities and losses incurred in connection  with serving as a director or officer, as applicable, and to advance expenses of such director or officer incurred in defending any proceeding covered by the indemnity; provided, however, that any indemnity is in accordance  with Washington law and does not include indemnification of intentional misconduct,  knowing violation of law, or other violations of Washington law, including receipt of benefits in which a director of officer is not entitled.

We maintain a policy of directors’ and officers’ liability insurance that insures the directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances. We have also entered into indemnification agreements with our executive officers and directors that provide for the indemnification of directors and executive officers to the fullest extent permitted  by the Washington Business Corporation Act against expenses reasonably  incurred by such persons in any threatened, pending or completed action, suit, investigation or proceeding in connection  with their service as (i) a director or officer of us or (ii) a director, officer, employee or agent of another  corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, at our request. In addition, we are obligated to advance expenses pursuant to the indemnification agreements under certain circumstances, and the agreements also provide for procedural protections, including a determination by a reviewing party as to whether the indemnitee is permitted to be indemnified under applicable law.

The limitation of liability and indemnification provisions in our articles of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions in our articles of incorporation and bylaws and our indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification

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

The percentage ownership information in the table below is based on 10,927,032 shares of common stock outstanding as of February 29, 2020.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2020, which is 60 days after February 29, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Armata Pharmaceuticals Inc., 4503 Glencoe Avenue, Marina del Rey, California 90292.

	Beneficial Ownership
	Number of		Percent of
Beneficial Owner	Shares		Total
Greater than 5% Stockholders
Delta Dental of Wisconsin	2,107,675	(1)	19.3%
Innoviva, Inc.	1,986,278	(2)	16.6%
Delta Dental Plan of Michigan, Inc.	1,265,802	(3)	11.6%
Delta Dental of California	990,643	(4)	9.1%
Delta Dental Plan of South Dakota	887,813	(5)(16)	8.1%
Corvesta, Inc.	633,944	(6)	5.8%
Synthetic Genomics	516,976	(17)	4.7%
Directors and Named Executive Officers
Richard J. Bastiani, Ph.D. (Director)	14,698	(7)	*
Richard Bear (Director) **	13,691	(18)	—
Jeremy Curnock Cook (Director)	30,860	(8)	*
H. Stewart Parker (Director)	14,698	(9)	*
Odysseas D. Kostas, M.D. (Director)	1,986,278	(19)	16.66%
Sarah J. Schlesinger, M.D. (Director)	1,986,278	(19)	16.66%
Joseph M. Patti, Ph.D. (Director)	—		—
Michael S. Perry, D.V.M., Ph.D. (Director) **	44,283	(10)	*
Todd C. Peterson, Ph.D. (Director)	—		—
Todd R. Patrick (Chief Executive Officer and Director)	260,142	(11)	2.4%
Brian Varnum, Ph. D. (President and Chief Development Officer)	73,991	(12)	*
Steve R. Martin (Chief Financial Officer)	8,307	(13)	*
Paul C. Grint, M.D. (Former Chief Executive Officer)	1,828	(14)	*
All current executive officers and directors as a group (11 persons) (15)	2,422,517		22.17%

*Represents beneficial ownership of less than 1%.

**   Richard Bear and Michael S. Perry served as directors through February 11, 2020, and in connection with the First Closing, on February 12, 2020, each resigned from the Board. Effective upon the resignations of Mr. Bear and Dr. Perry, two individuals designated by Innoviva, Sarah Schlesinger, M.D. and Odysseas Kostas, M.D., were appointed to fill the newly created vacancies. Each of Drs. Schlesinger and Kostas were awarded stock options to purchase 27,383 shares of common stock, neither of which are exercisable within 60 days.

(1)

The shares listed were reported on a Schedule 13D filed with the SEC on May 21, 2019, with respect to shares of Common Stock held by Delta Dental of Wisconsin and Wyssta Investments Inc. Delta Dental of Wisconsin beneficially owns 1,628,994 shares of Common Stock, and Wyssta Investments Inc. beneficially owns 478,681 shares of Common Stock. Wyssta Investments Inc. is a wholly-owned subsidiary of Delta Dental of Wisconsin and, as such, Delta Dental of Wisconsin has the sole power to vote or dispose of the shares owned by Wyssta Investments Inc. As such, Delta Dental of Wisconsin holds sole voting and dispositive power of 2,107,675 shares. The principal business address of the reporting persons is c/o Delta Dental of Wisconsin, 2801 Hoover Road, Stevens Point, Wisconsin 54481.

(2)

The shares listed were reported on a Schedule 13D filed with the SEC on February 12, 2020, with respect to 993,139 shares of common stock, and warrants to acquire an additional 993,139 shares of common stock, held by Innoviva, Inc. Innoviva, Inc. holds sole voting and dispositive power of such shares of common stock. The principal business address of Innoviva, Inc. is 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010.

(3)

The shares listed were reported on a Schedule 13G filed with the SEC on May 17, 2019, with respect to shares of Common Stock held by Delta Dental Plan of Michigan, Inc. and Renaissance Holding Company. Delta Dental Plan of Michigan, Inc. owns, directly or indirectly, approximately 68% of the outstanding Common Stock of Renaissance Holding Company. Delta Dental Plan of Michigan, Inc. and Renaissance Holding Company hold shared voting and dispositive power of 1,265,802 shares. The principal business address of the reporting persons is 4100 Okemos Road, Okemos, Michigan 48864.

(4)

The shares listed were reported on a Schedule 13G filed with the SEC on May 10, 2019, with respect to shares of Common Stock held by Delta Dental of California. Delta Dental of California reported holding sole and shared power to vote such shares and sole and shared power to dispose of such shares. The principal business address of Delta Dental of California is 560 Mission Street, Suite 1300, San Francisco, California 94105.

(5)	The shares listed are based on our internal records.
(6)

The shares listed were reported on a Schedule 13G filed with the SEC on May 21, 2019, with respect to shares of Common Stock held by Corvesta, Inc. Corvesta, Inc. holds sole voting and dispositive power of such shares. The principal business address of Corvesta, Inc. is 4818 Starkey Road, S.W., Roanoke, Virginia 24018.

(7)

Consists of (a) 13,889 shares of Common Stock and (b) 809 shares of Common Stock that Mr. Bastiani has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.

(8)

Consists of (a) 23 shares of Common Stock; (b) 29,364 shares of Common Stock and warrants exercisable for 365 shares of Common Stock held by One Funds Management Limited as Trustee for Asia Pacific Healthcare Fund II (“One Funds”), an entity with which Mr. Cook is affiliated due to his position with BioScience Managers Pty Ltd; and (c) 1,108 shares of Common Stock that Mr. Cook has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options. Mr. Cook may be deemed to have shared voting and dispositive power over the shares beneficially owned by One Funds and Phillip Asset Management, but disclaims such beneficial ownership except to the extent of his pecuniary interest therein, if any.

(9)

Consists of (a) 13,889 shares of Common Stock and (b) 809 shares of Common Stock that Ms. Parker has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.

(10)

Consists of (a) 16 shares of Common Stock; (b) 29,364 shares of Common Stock and warrants exercisable for 365 shares of Common Stock held by One Funds, an entity with which Dr. Perry is affiliated due to his position with BioScience Managers Pty Ltd; and (c) 14,538 shares of Common Stock that Dr. Perry has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options. Dr. Perry may be deemed to have shared voting and dispositive power over the shares beneficially owned by One Funds, but disclaims such beneficial ownership, except to the extent of his pecuniary interest therein, if any.

(11)

Consists of (a) 9,999 shares of Common Stock, (b) 194,087 restricted shares of Common Stock and (c) 56,056 shares of Common Stock that Mr. Patrick has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.

(12)

Consists of (a) 32,162 shares of Common Stock and (b) 41,829 shares of Common Stock that Dr. Varnum has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.

(13)

Consists of (a) 26 shares of Common Stock and (b) 8,281 shares of Common Stock that Mr. Martin has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.

(14)

Paul C. Grint, M.D., resigned from his positions as Chief Executive Officer and director in May 2020. Dr. Grint’s holdings consist of 42 shares of Common Stock and 1,786 shares of Common Stock that Dr. Grint has the right to acquire from the Company within 60 days of February 29,  2020, pursuant to the exercise of stock options, which options were granted to Dr. Grint after his resignation as consideration for his consulting services. Subject to certain terms and conditions, the option will vest at the end of his six-month consulting period and will remain exercisable for a period of one year after the termination of such six-month consulting period. All stock options held by Dr. Grint at the time of his resignation expired pursuant to their terms prior to February 29,  2020 without having been exercised. Other than the option granted after his resignation, the shares reported are based on our records as of the termination date of Dr. Grint’s employment and do not take into account any transactions that may have occurred after such date.

(15)

Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of February 29, 2020, including any options and warrants exercisable within 60 days of February 29, 2020. Omits former executive officers that are no longer employed by us and former directors that were not serving on our board of directors as of February 29, 2020.

(16)

The shares reported as being held by Delta Dental Plan of South Dakota consist of 563,415 shares held of record by Delta Dental Plan of South Dakota and 324,398 shares held of record by Delta Dental of South Dakota Foundation, an affiliated entity.

(17)

The shares listed were reported on a Schedule 13G filed with the SEC on November 12, 2019, with respect to shares of common stock held by Synthetic Genomics, Inc. Synthetic Genomics, Inc. reported holding sole power to vote such shares and sole power to dispose of such shares. The principal business address of Synthetic Genomics, Inc. is 11149 North Torrey Pines Road, La Jolla, California, 92037.

(18)	Consists of 13,691 shares of common stock that Dr. Varnum has the right to acquire from us within 60 days of February 29, 2020, pursuant to the exercise of stock options.
(19)

Consists of 993,139 shares of common stock and warrants exercisable for 993,139 shares of common stock held by Innoviva, Inc., an entity with which Drs. Schlesinger and Kostas are affiliated due to their positions as directors of Innoviva, Inc. Drs. Schlesinger and Kostas may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc., but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

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

 In April 2016, our board of directors adopted our 2016 Equity Incentive Plan, or the 2016 Plan. In connection with the Merger, the name of the 2016 Plan was changed to the Armata Pharmaceuticals, Inc. 2016 Equity Incentive Plan. In connection with the Merger, the Company assumed the C3J Jian, Inc. Amended 2006 Stock Option Plan (the “Assumed 2006 Plan”) and the C3J Therapeutics, Inc. 2016 Stock Plan (the “Assumed 2016 Plan”). These plans provided for stock option and restricted stock awards (“RSAs”) to C3J employees in years prior to the Merger with AmpliPhi. Pursuant to the Merger Agreement, all of the outstanding C3J stock options and restricted stock awards granted under the Assumed 2006 Plan and the Assumed 2016 Plan were converted into and became stock options and restricted stock awards in the Company.

In June 2019, the Company added 987,354 shares of common stock to the shares authorized for issuance under the 2016 Plan pursuant to an amendment to such plan approved by the Company’s shareholders at a special meeting held on

May 8, 2019. In addition, 115,336 shares of common stock were automatically added to the shares authorized for issuance under the 2016 Plan on January 1, 2019 pursuant to an “evergreen” provision contained in the 2016 Plan.

The following table provides information as of December 31, 2019 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,275,380	$7.61	67,065
Equity compensation plans not approved by security holders	—	—	—
Total	1,275,380	$7.61	67,065

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships)  in which we and any “related person” are participants involving an amount  that exceeds $120,000 (or such lower threshold  as may be applicable to us from time to time pursuant to the rules and regulations  of the SEC or the NYSE American exchange).

Transactions involving compensation for services provided to us by an employee, consultant or director are not considered related-person transactions under this policy. A related person is any person who is, or at any time since the beginning of our last fiscal year, was, an executive officer, director or director nominee, any holder of more than 5% of our common stock, any of the foregoing’s immediate family members and any entity owned or controlled by any such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed  related-person transaction to our Audit Committee  (or, where review by our Audit Committee  would be inappropriate, to another  independent  body of our board of directors) for approval. The presentation must include a description  of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative  sources for comparable services or products  are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors, director nominees and certain significant stockholders. In considering related-person transactions, our Audit Committee  or other independent  body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

▪	the risks, costs and benefits to us;

▪	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

▪	the terms of the transaction;

▪	the availability of other sources of comparable services or products; and

▪	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed  transaction, the director must recuse himself or herself from the deliberations  and approval.

Certain Related-Person Transactions

Described below are any transactions occurring since January  1, 2016, and any currently proposed transactions,  to which C3J or Armata was a party and in which:

▪	The amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average of the respective company’s total assets at year-end for the last two completed fiscal years; and

▪

A director, director nominee, executive officer, holder of more than 5% of the outstanding capital  stock of the respective company, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Financing Transaction

February 2019 Private Placement

On February 5, 2019, we entered into a share purchase agreement with certain investors, pursuant to which we agreed to sell, and certain stockholders of C3J (the “Investors”) agreed to buy, in a private placement, shares of common stock (the “Financing Shares”) immediately following the Effective Time of the Merger, having an aggregate purchase price of $10.0 million (the “Financing”). An aggregate of 1,991,269 shares of Armata common stock was issued to the Investors in the Financing at a price of approximately $5.02192 per share. The Financing Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and such shares bear appropriate restrictive legends. In addition, the Financing  Shares are subject to the provisions of the lock-up agreements entered into by certain officers, directors and stockholders of us and C3J concurrently  with the execution of the Merger Agreement, pursuant to which they accepted certain restrictions  on transfers of their shares of our common stock for the 180-day period following the effective time of the Merger.

Immediately following the closing of the Merger and the Financing, the former C3J security holders (including the Investors) owned approximately 76% of the aggregate number of shares of our common stock (of which approximately 20% was comprised of the Financing  Shares) and our security holders as of immediately prior to the Merger owned approximately 24% of the aggregate number of shares of our common stock.

In connection with the Financing, we entered into a registration rights agreement with the Investors, dated May 9, 2019, pursuant to which we agreed, subject to certain exceptions, to cause the Financing Shares to be registered for resale under the Securities Act.

February 2020 Private Placement

On January 27, 2020, the Company entered into the Securities Purchase Agreement with Innoviva in connection with the Private Placement.  Drs. Schlesinger and Kostas are both directors of Innoviva. See “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities” for more information.

Change in Control and Severance Benefits Arrangements

We have entered into certain change in control and severance benefits arrangements with our officers, as more fully described in the section above entitled “Executive Compensation.”

Director and Executive Officer Compensation

The compensation of our directors and named executive officers, including employment  agreements and other compensatory arrangements with executive officers and stock option grants to executive officers and directors, is more fully described in the section above entitled “Executive Compensation.”

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers, as described in the section above entitled “Executive Compensation — Limitation of Liability and Indemnification.” In addition, the Merger Agreement provided that, for a period of six years following the effective time of the Merger, we will indemnify and hold harmless each person who is, has been, or who became prior to the effective time of the Merger, a director, officer, fiduciary or agent of us and our subsidiaries or C3J, respectively, against all claims, losses, liabilities, damages, judgments, fines and reasonable  fees, costs and expenses, including attorneys’ fees and disbursements, incurred in connection  with any claim, action, suit, proceeding or investigation,  whether civil, criminal, administrative or investigative, arising out of or pertaining  to the fact that such person is or was a director, officer, fiduciary or agent of C3J or us or any of its or our respective subsidiaries, whether asserted or claimed prior to, at or after the effective time, in each case, to the fullest extent permitted  under applicable law. Each such person will be entitled to advancement of expenses incurred in the defense of any such claim, action, suit, proceeding or investigation from us.

The Merger Agreement also provided that the provisions relating to the indemnification, advancement of expenses and exculpation  of our present and former directors and officers set forth in our articles of incorporation and bylaws will not be amended, repealed or otherwise modified for a period of six years from the effective time of the Merger in any manner that would adversely affect the rights of individuals who, at the effective time of the Merger, were our officers or directors. The Merger Agreement required that, after the closing of the Merger, our articles of incorporation and bylaws were to contain provisions at least as favorable as the provisions relating to the indemnification, advancement of expenses and exculpation of present and former directors and officers set forth in our articles of incorporation and bylaws prior to the Merger.

Prior to the effective time of the Merger, we secured and prepaid, at C3J’s expense, a six year “tail policy” on our then-existing directors’ and officers’ liability insurance policy.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees incurred for Ernst & Young LLP services during the year ended December 31, 2019 and 2018:

•	Armata Pharmaceuticals, Inc. includes fees incurred by the combined company from May 9, 2019, the date of Merger, to December 31, 2019. There was no amount for the year ended December 31, 2018.
•	AmpliPhi Biosciences Corporation includes fees incurred from January 1, 2019 to May 9, 2019, the date of the Merger, and for the year ended December 31, 2018.
•	C3J Therapeutics, Inc. includes fees incurred from January 1, 2019 to May 9, 2019, the date of the Merger, and for the year December 31, 2018.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Armata Pharmaceuticals, Inc.
Audit Fees	$277,000	$—
Audit Related Fees	94,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$371,000	$—

AmpliPhi Biosciences Corporation
Audit Fees	$143,000	$270,000
Audit Related Fees	102,000	121,000
Tax Fees	—	—
All Other Fees	—	—
Total	$245,000	$391,000

C3J Therapeutics, Inc.
Audit Fees	$26,000	$253,000
Audit Related Fees	—	71,000
Tax Fees	—	—
All Other Fees	—	—
Total	$26,000	$324,000

Grand total	$642,000	$715,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2019 and 2018.

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

Item 16.   Form 10‑K Summary

None.

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on January 4, 2019).

2.2

First Amendment to Agreement and Plan of Merger and Reorganization, dated March 25, 2019, to Agreement and Plan of Merger and Reorganization, dated January 3, 2019, by and among the Company, C3J Therapeutics and Merger Sub (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2019)

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q, filed with the SEC on November 16, 2015).

3.2

Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37544), filed with the SEC on April 24, 2017

3.3	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q, filed on November 8, 2018).

3.4

Articles of Amendment to Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on May 10, 2019).

3.5	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q (File No. 001-37544), filed with the SEC on August 14, 2019).

3.6	Articles of Merger, dated as of May 9, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on May 10, 2019).

3.7

Articles of Amendment to Articles of Incorporation of the registrant, dated as of December 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on December 11, 2019).

3.8

Amendment to Amended and Restated Bylaws of the registrant (December 10, 2019) (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on December 11, 2019).

4.1	Reference is made to Exhibits 3.1 through 3.8.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑8 (File No. 333‑217563), filed on May 1, 2017).

4.3

Form of Common Stock Warrant issued to purchasers in March 2015 private placement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on March 19, 2015).

4.4

Form of Warrant to Purchase Shares of Common Stock issued in connection with the Company’s acquisition of certain assets of Novolytics Limited in February 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10‑K, filed with the SEC on March 30, 2016).

4.5	Form of Warrant to Purchase Common Stock issued to purchasers in May 2017 (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S‑1 (File No. 333‑217169)).

4.6	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2020).

4.7

Registration Rights Agreement, dated February 12, 2020, by and between the Company and Innoviva (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2020).

4.8	Description of the Company’s securities registered under Section 12 of the Exchange Act.

9.1

Form of Voting Agreement, to be entered into by and between Innoviva and certain stockholders of the Company (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on January 29, 2020).

10.1+

Targeted Genetics Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000‑23930), filed December 16, 2013, as amended).

10.2+

AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000‑23930), filed December 16, 2013, as amended).

10.3+

Form of Stock Option Agreement under AmpliPhi Biosciences Corporation 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000‑23930), filed December 16, 2013, as amended).

10.4+

AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000‑23930), filed December 16, 2013, as amended).

10.5+

Form of Grant Notice and Stock Option Agreement under AmpliPhi Biosciences Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10‑K, filed with the SEC on March 30, 2016).

10.6+

Armata Pharmaceuticals Inc.  2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8, filed with the SEC on June 10, 2019).

10.7+

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Armata Pharmaceuticals Inc.  2016 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.8+	Armata Pharmaceuticals Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.9+

Form of Indemnity Agreement with the Company’s Directors and Executive Officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on January 19, 2016).

10.10+

Offer Letter, dated as of January 18, 2016, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on January 19, 2016).

10.11+

Offer Letter, dated as of January 27, 2017, by and between the Company and Igor P. Bilinsky, Ph.D (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on February 2, 2017).

10.12+

Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Igor P. Bilinsky, Ph.D. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on April 4, 2017).

10.13+

Amendment to Offer Letter Agreement, dated April 1, 2017, by and between the Company and Steve R. Martin (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8‑K, filed with the SEC on April 4, 2017).

10.14+

Offer Letter, dated June 1, 2017, by and between the Company and Paul C. Grint, M.D. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10‑Q, filed with the SEC on August 14, 2017).

10.15

Form of Share Purchase Agreement by and among Armata Pharmaceuticals Inc. , C3J Therapeutics, Inc. and certain shareholders of C3J Therapeutics, Inc., dated as of February 5, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on February 7, 2019).

10.16

Registration Rights Agreement, dated as of May 9, 2019, by and among Armata Pharmaceuticals, Inc. and the Investors. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.17+

Employment Agreement, dated October 1, 2018, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.18+

Amendment to Employment Agreement, dated as of January 16, 2019, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.19+	Form of Director Appointment Letter (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.20*

Research Collaboration and Option to License Agreement, effective as of May 24, 2017, by and between Synthetic Genomics, Inc. and Merck Sharp & Dohme Corp. (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.21*

Asset Purchase Agreement, dated as of February 14, 2018, by and between C3J Therapeutics, Inc., Synthetic Genomics, Inc. and Synthetic Genomics Vaccines, Inc., as amended by Amendment to Asset Purchase Agreement, made and entered into as of December 20, 2018 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.22

Securities Purchase Agreement, dated January 27, 2020, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 29, 2020).

10.23

Investor Rights Agreement, dated February 12, 2020, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 13, 2020).

16.1

Letter from PricewaterhouseCoopers LLP to the U.S. Securities and Exchange Commission, dated May 10, 2019 (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed with the SEC on May 10, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+     Indicates management contract or compensatory plan or arrangement.

*     Indicates that certain identified information in the exhibit has been omitted because it is both (i) not material, and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMATA PHARMACEUTICALS INC.

Date: March 19, 2020	By:	/s/ Todd R. Patrick
Name: Todd R Patrick.
Title: Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd R. Patrick, and Steve R. Martin, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd R. Patrick	Chief Executive Officer and Director	March 19, 2020
Todd R. Patrick	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 19, 2020
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Richard J. Bastiani, Ph.D.	Chairman of the Board of Directors	March 19, 2020
Richard J. Bastiani, Ph.D.

	Director	March 19, 2020
Odysseas D. Kostas, M.D.

/s/ Jeremy Curnock Cook	Director	March 19, 2020
Jeremy Curnock Cook

	Director	March 19, 2020
Sarah J. Schlesinger, M.D

/s/ H. Stewart Parker	Director	March 19, 2020
H. Stewart Parker

/s/ Joseph M. Patti, Ph.D.	Director	March 19, 2020
Joseph M. Patti, Ph.D.

/s/ Todd C. Peterson, Ph.D.	Director	March 19, 2020
Todd C. Peterson, Ph.D.