Form 10-Q
period 2020-03-31
Armata Pharmaceuticals, Inc.
filed 2020-05-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ◻     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at May 6, 2020 was 18,644,693.

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,209,000	$6,033,000
Award receivable	1,000,000	—
Prepaid expenses and other current assets	567,000	622,000
Total current assets	25,776,000	6,655,000
Restricted cash	600,000	700,000
Property and equipment, net	2,005,000	2,187,000
Operating lease right-of-use asset	1,839,000	2,028,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	136,000	135,000
Total assets	$44,102,000	$25,451,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,447,000	$1,278,000
Accrued compensation	1,209,000	1,323,000
Deferred award liability	859,000	—
Deferred asset acquisition consideration	1,476,000	970,000
Current portion of operating lease liabilities	1,366,000	1,308,000
Total current liabilities	6,357,000	4,879,000
Operating lease liabilities, net of current portion	1,186,000	1,555,000
Deferred asset acquisition consideration, net of current portion	—	1,347,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	10,620,000	10,858,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 18,644,693 and 9,922,758 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	186,000	99,000
Additional paid-in capital	195,895,000	172,015,000
Accumulated deficit	(162,599,000)	(157,521,000)
Total stockholders’ equity	33,482,000	14,593,000
Total liabilities and stockholders’ equity	$44,102,000	$25,451,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating expenses
Research and development	2,750,000	2,061,000
General and administrative	2,171,000	1,380,000
Loss from operations	4,921,000	3,441,000
Other income (expense)
Interest income	2,000	48,000
Interest expense	(159,000)	(306,000)
Change in fair value of derivative liabilities	—	(40,000)
Total other income (expense), net	(157,000)	(298,000)
Net loss	$(5,078,000)	$(3,739,000)
Per share information:
Net loss per share, basic and diluted	$(0.49)	$(0.80)
Weighted average shares outstanding, basic and diluted	10,451,746	4,652,777

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$7,694,000
Net loss	—	—	—	(3,739,000)	(3,739,000)
Balances, March 31, 2019	5,069,633	$51,000	$145,685,000	$(141,781,000)	$3,955,000

Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,755,000	—	22,842,000
Exercises of warrants	14,464	—	81,000	—	81,000
Forfeiture of restricted stock awards	(3,329)	—	—	—	—
Stock-based compensation	—	—	1,044,000	—	1,044,000
Net loss	—	—	—	(5,078,000)	(5,078,000)
Balances, March 31, 2020	18,644,693	$186,000	$195,895,000	$(162,599,000)	$33,482,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,078,000)	$(3,739,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	295,000	348,000
Stock-based compensation	1,044,000	—
Non-cash interest expense	159,000	306,000
Change in fair value of derivative liability	—	40,000
Changes in operating assets and liabilities:
Award receivable	(1,000,000)	—
Accounts payable and accrued liabilities	(195,000)	429,000
Accrued compensation	(114,000)	—
Deferred rent and lease liabilities, net	(122,000)	(84,000)
Deferred award liability	859,000	—
Prepaid expenses and other current assets	(80,000)	241,000
Net cash used in operating activities	(4,232,000)	(2,459,000)
Investing activities:
Purchases of property and equipment	(104,000)	(142,000)
Net cash used in investing activities	(104,000)	(142,000)
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	(1,000,000)
Proceeds from sale of common stock, net of offering costs	23,331,000	—
Proceeds from exercise of warrants	81,000	—
Net cash provided by (used in) financing activities	22,412,000	(1,000,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,076,000	(3,601,000)
Cash, cash equivalents and restricted cash, beginning of period	6,733,000	10,463,000
Cash, cash equivalents and restricted cash, end of period	$24,809,000	$6,862,000
Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$9,000	$—
Unpaid offering costs	$471,000	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$24,209,000	$6,162,000
Restricted cash	600,000	700,000
Cash, cash equivalents and restricted cash	$24,809,000	$6,862,000

See accompanying condensed notes to consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”), a Washington company, and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1‑for‑14.  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

As described in more detail in Note 8, on March 27, 2020, the Company completed a private placement transaction and sold to Innoviva Inc. (“Innoviva”) 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $2.87 per share.  The Private Placement was closed in two tranches raising total gross proceeds of $25.0 million.

As of March 31, 2020, the Company had cash and cash equivalents of $24.2 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the second quarter of 2021. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, grants, licensing of intellectual property, and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission on March 19, 2020. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of March 31, 2020 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations. The Company has a zero derivative liability balance at March 31, 2020 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger in May 2019.

Basic and Diluted Net Loss per Share

Net earnings or loss per share (“EPS”) is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. The Company uses the two-class method for the computation and presentation of net income (loss) per common share attributable to common stockholders. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, warrants issued to Innoviva in connection with the Private Placement (Note 2) is assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreement. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses.

Accordingly, basic income or loss per share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding, or using the two-class method, whichever is more dilutive.  Diluted net income loss per share is computed using the more dilutive of the treasury stock method which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock, or the two-class method.

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

Grants and Awards

In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”),  Armata has determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes amounts received as a contra-expense, as opposed to revenue, on the consolidated statement of operations when the related research and development expenses are incurred.  Armata also considers the guidance in ASC Topic 730, Research and Development (“ASC 730”), which requires an assessment, at the inception of the grant or award, of whether the agreement is a liability.  If Armata is obligated to repay funds received regardless of the outcome of the related research and development activities, then Armata is required to estimate and recognize that liability. Alternatively, if Armata is not required to repay the funds, then payments received are recorded as a contra-expense as the expenses are incurred.

Deferred award liability represents award funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

Research and Development Expenses

Research and development (“R&D”) costs consist primarily of direct and allocated salaries, incentive compensation, stock-based compensation and other personnel-related costs, facility costs, and third-party services. Third-party services include studies and clinical trials conducted by clinical research organizations. R&D activities are expensed as incurred. The Company records accruals for estimated ongoing clinical trial expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective for calendar-year smaller reporting public entities in the first quarter of 2023. The Company is currently evaluating the impact of this ASU and does not expect that adoption of this standard will have a material impact on its consolidated financial statements or related disclosures.

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

Early adoption is permitted. The Company does not expect adoption of this new guidance will have a material impact on its consolidated financial statements or related disclosures.

Recently Adopted Accounting Standards

In November 2018, FASB issued ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606. The objective of the standard is to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard and credit loss standard on the accounting for collaborative arrangements. The standard became effective for the Company for fiscal periods beginning on January 1, 2020. The adoption of this ASU did not have an impact on the Company’s financial condition, results of operations, cash flows, or financial statement disclosures.

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

The following table sets forth a summary of changes in the fair value of the Company’s liabilities during the three months ended March 31, 2019:

Asset
Acquisition
Derivative
Liability
Balance, December 31, 2018	$1,117,000
Changes in estimated fair value	40,000
Balance, March 31, 2019	$1,157,000

We estimated the fair value of this derivative by forecasting the timing and likelihood of the events occurring and discounting the probability adjusted payments using an appropriate discount based on market interest rates and our own non-performance risk as required by ASC 820 – Fair Value Measurement.  There is no longer a potential payment requirement associated with the derivative liability subsequent to the Merger. Accordingly, the fair value of the derivative liability was reduced to zero in the second quarter of 2019 with the associated change recorded in other income.

5. The Merger

On May 9, 2019, the Company completed the Merger (see Note 1). On the date of the Merger, AmpliPhi had, and the Company currently has, IPR&D related to the development of AP-SA01, a phage combination for the treatment of Staphylococcus aureus infections, and had tested such product in patients through single-patient expanded access guidelines established by U.S. and Australian regulatory agencies. Further, AmpliPhi had, and the Company currently has, a workforce that is considered to have the necessary skills, knowledge, and experience to perform a process, that when applied to IPR&D is critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

In connection with the Merger, the Company allocated the total purchase consideration of $10.7 million in stock to the net assets and liabilities acquired, including goodwill of $3.5 million, identifiable intangible assets of $10.3 million and related deferred tax liability of $3.1 million, based on their respective fair values at the acquisition date. The Company recognizes deferred tax liabilities for indefinite-lived intangible assets in accordance with ASC 740, Income Taxes.

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million, of which approximately zero and $0.6 million was incurred in the three months ended March 31, 2020 and March 31, 2019, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations for the three months ended March 31, 2020, are as follows:

Three Months Ended March 31,
2020
Research and development expenses	$ 122,000
General and administrative expenses	260,000
Net loss	$ 382,000

6. Net Loss per Share

The following outstanding securities at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019, as they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Options	1,365,764	136,463
Restricted stock awards	340,164	416,856
Warrants	10,547,363	—
Total	12,253,291	553,319

7. Balance Sheet Details

Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory equipment	$6,127,000	$6,047,000
Furniture and fixtures	646,000	646,000
Office and computer equipment	334,000	323,000
Leasehold improvements	3,352,000	3,329,000
Total	10,459,000	10,345,000
Less: accumulated depreciation	(8,454,000)	(8,158,000)
Property and equipment, net	$2,005,000	$2,187,000

Depreciation expense totaled $295,000 and $348,000 for the three months ended March 31, 2020 and 2019, respectively.

8. Stockholders’ Equity

Private Investment

On January 27, 2020, the Company entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a Private Placement, 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $2.87 per share. The Private Placement occurred in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 Common Units in exchange for an aggregate gross cash payment of approximately $2.8 million. On March 27, 2020, the second closing occurred subsequent to shareholder approval, at which time Innoviva purchased 7,717,661 Common Units in exchange for aggregate gross proceeds of $22.2 million.

The warrants expire five years from the issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

At March 31, 2020, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
1,991	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,235,491	$5.60	October 16, 2023
993,139	$2.87	February 12, 2025
7,717,661	$2.87	March 27, 2025
1,200	$1,680.00	None
10,547,363

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

The assumptions used in the Black-Scholes model are presented below:

	Three months ended
	March 31, 2020	March 31, 2019
Risk-free interest rate	1.48% - 1.51%	—
Expected volatility	90.43%	—
Expected term (in years)	5.75 - 6.25	—
Expected dividend yield	0	0

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019

Research and development	$337,000	$—
General and administrative	707,000	—
Total stock-based compensation	$1,044,000	$—

Stock option transactions during the three months ended March 31, 2020 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2019	1,275,380	$7.61	8.81	—
Granted	129,766	3.85	—	—
Forfeited/Cancelled	(39,382)	8.29	—	—
Outstanding at March 31, 2020	1,365,764	$7.08	8.48	—
Vested and expected to vest at March 31, 2020	1,365,764	$7.08	8.48	$—
Exercisable at March 31, 2020	169,558	$33.83	3.27	$—

Restricted stock award transactions under the Assumed 2016 Plan during the three months ended March 31, 2020 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	343,493	$21.83
Forfeited/Cancelled	(3,329)	16.14
Outstanding at March 31, 2020	340,164	$21.91

The aggregate intrinsic value of options at March 31, 2020 is based on the Company’s closing stock price on that date of $3.10 per share. As of March 31, 2020, there was $4.8 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance factors deemed to be improbable for the period ending March 31, 2020, which the Company expects to recognize over the weighted average remaining period of approximately 2 years.

Shares Reserved for Future Issuance

As of March 31, 2020, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,365,764
Employee stock purchase plan	7,605
Available for future grants under the 2016 Plan	469,433
Warrants outstanding	10,547,363
Total shares reserved	12,390,165

10. Commitments and Contingencies

The Company leases office and research and development space under a noncancelable ten-year operating lease in Marina Del Rey, CA. The lease commenced January 1, 2012 with the Company’s option to extend the lease for an additional ten years.

In April 2020, the Company entered into an Assignment and First Amendment of Office Lease (“Lease Amendment”) for its location in Marina Del Rey, which, among other things, extended the lease term for ten years commencing January 1, 2022 to expire on December 31, 2031. Base annual rent for calendar year 2022 under the Lease Amendment will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term.  In addition, the Company received rent abatement for six months starting May 1, 2020, and allowance for tenant improvements of $0.8 million to be used during calendar year of 2021. The Company expects to remeasure the lease liability and related right of use asset upon Lease Amendment in connection with close of the consolidated financial statements for the six months ended June 30, 2020.

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

11. Cystic Fibrosis Foundation Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a development award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the Pseudomonas aeruginosa phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2 clinical trial of AP-PA02, as set forth in the Agreement.

If the Company ceases to use commercially reasonable efforts directed to the development of AP-PA02, or any other Product (as defined in the Agreement), for a period of 360 days (an “Interruption”) and fails to resume the development of the Product after receiving from CFF notice of an Interruption, then the Company must either repay the amount of the Award actually received by the Company, plus interest, or grant to CFF (1) an exclusive (even as to the Company), worldwide, perpetual, sublicensable license under technology developed under the Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide, perpetual, sublicensable license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field.

Upon commercialization by the Company of any Product, the Company will owe a fixed royalty amount to CFF, which is to be paid in installments determined, in part, based on commercial sales volumes of the Product. The Company will be obligated to make an additional fixed royalty payment upon achieving specified sales milestones. The Company may also be obligated to make a payment to CFF if the Company transfers, sells or licenses the Product in the CF Field, or if the Company enters into a change of control transaction.

 The term of the Agreement commenced on March 10, 2020 and expires on the earlier of the date on which the Company has paid CFF all of the fixed royalty payments set forth therein, the effective date of any license granted to

CFF following an Interruption, or upon earlier termination of the Agreement. Either CFF or the Company may terminate the agreement for cause, which includes the Company’s material failure to achieve certain development milestones. The Company’s payment obligations survive the termination of the Agreement.

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred. Therefore, Armata recorded a liability for advances from CFF of $0.9 million as of March 31, 2020 representing amounts due to be received but not yet spent on the research program.

12. Synthetic Genomics Asset Acquisition

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

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability. For the three months periods ended March 31, 2019, the Company recognized $40,000 of interest expense related to the time-based payment obligations.

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

13. Subsequent Events

As mentioned in Note 10 above, the Company entered into a Lease Amendment in April 2020.

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after eight weeks as long as the borrower uses the loan proceeds during the eight-week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the eight-week period. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

The PPP Loan is unsecured, evidenced by a promissory note (the “Note”) given by the Company as borrower through its bank, serving as the lender.  The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for seven months from the date of the Note (the “Deferral Period”). Any unforgiven portion of the PPP Loan is payable over the two-year term, with payments deferred during the Deferral Period.  The Company is permitted to prepay the Note at any time without payment of any premium.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, our audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in our Form 10-K filed on March 19, 2020 with the U.S. Securities and Exchange Commission (the “SEC”).

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

We are developing and advancing our second-generation phage product candidate for Pseudomonas aeruginosa (“P. aeruginosa”). We anticipate initiating a Phase 1b/2, multi-center, double-blind, randomized, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, and preliminary efficacy in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection in 2020, provided that COVID-19 disease has been reduced to the point that clinical trials in CF patients are enrolling. Prior to the COVID-19 pandemic, the Company had expected to initiate this clinical program in the first half of 2020.

We are also developing a second-generation phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia.  We intend to file an IND Application with the FDA to initiate a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of this development program in the second half of 2020 or the first half of 2021, depending on the timing of any third party non-dilutive financing that may be available toward funding of the program, as well as the impact of COVID-19 to our internal development efforts.

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

The following chart summarizes the status of our phage product candidate development programs:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2020 we had an accumulated deficit of $162.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Recent Developments

In April 2020, we entered into an Assignment and First Amendment of Office Lease (“Lease Amendment”) for its location in Marina Del Rey, which, among other things, extended the lease term for ten years commencing January 1, 2022 to expire on December 31, 2031. Base annual rent for calendar year 2022 under the Lease Amendment will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term.  In addition, we received rent abatement for six months starting May 1, 2020, and an allowance for tenant improvements of $0.8 million to be used during the calendar year of 2021.  We expect to remeasure the lease liability and related right-of-use asset upon Lease Amendment in connection with close of the consolidated financial statements for the six months ended June 30, 2020.

        On March 27, 2020, we completed a private placement transaction in which we sold to Innoviva a total of 8,710,800 newly issued shares of our common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. The private placement was closed in two tranches for total aggregate gross proceeds of $25.0 million.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact that the pandemic could have on its financial condition, liquidity, ability to enroll patients in its contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after eight weeks as long as the borrower uses the loan proceeds during the eight-week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the eight-week period. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

The PPP Loan is unsecured, evidenced by a promissory note (the “Note”) given by the Company as borrower through its bank, serving as the lender.  The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for seven months from the date of the Note (the “Deferral Period”). Any unforgiven portion of the PPP Loan is payable over the two-year term, with payments deferred during the Deferral Period.  The Company is permitted to prepay the Note at any time without payment of any premium.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of three months ended March 31, 2020 and 2019

Research and Development

Research and development expenses for the three months ended March 31, 2020 and 2019 were $2.8 million and $2.1 million, respectively. The net increase of $0.7 million was primarily related to a $0.3 million increase in stock-based compensation expense, $0.3 million increase in research and development consulting expenses, $0.1 million increase in personnel expenses,  $0.1 million increase in lab supplies and consulting costs,  and offset by $0.1 million contra research and development expenses from the CFF award.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 and 2019 were $2.2 million and $1.4 million, respectively. The net increase of $0.8 million was primarily due to a  $0.7 million increase in stock-based compensation expense, a $0.2 million increase in personnel-related expenses, a $0.2 million increase in insurance costs, and offset by a $0.3 million decrease in professional fees (legal, audit and investment banking) associated with the Merger.

Other Income (Expense)

For the three-month period ended March 31, 2020 and 2019,  we recorded noncash interest expense of $0.2 million and $0.3 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The $0.1 million decrease was primarily related to a reduced balance due to SGI as a result of cash payment of $1.0 million in January 2020.

Income Taxes

There was no income tax expense or benefit for the three months ended March 31, 2020 and 2019.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $4.2 million, as compared to $2.5 million for the three months ended March 31, 2019. The increase of $1.7 million was due to a $1.3 million increase to net loss, $0.8 million increase in non-cash adjustments to cash used in operating activities, and a $1.2 million increase to cash used for operating assets and liabilities.

Investing activities

Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2020 and 2019.  Cash used in investing activities was primarily due to capital equipment purchases.

Financing activities

      Net cash provided by financing activities was $22.4 million for the three months ended March 31, 2020, which was primarily comprised of $23.3 million net proceeds raised from Innoviva Private Placement and $0.1 million proceeds received from warrant exercises, offset by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition. Net cash used for financing activities was $1.0 million for the three months ended March 31, 2019, which was comprised of a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of March 31, 2020, we had unrestricted cash and cash equivalents of $24.2 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the second quarter of 2021.  For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 19, 2020,  included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2019 and March 31, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2020, we had cash and cash equivalents of $24.2 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

On January 27, 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Innoviva, Inc. (“Innoviva”) pursuant to which we sold 8,710,800 newly issued shares of common stock, par value $0.01 per share of Armata and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87, in exchange for aggregate gross proceeds of approximately $25.0 million.

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

As of March 31, 2020, our accumulated deficit was $162.6 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2020, we had loss from operations of $4.9 million. For the years ended December 31, 2019 and 2018, we had losses from operations of $19.8 million and $17.7 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

During January 2020, a strain of the COVID-19 viral disease (or the “coronavirus”) was reported to have surfaced in Wuhan, China.  In an effort to halt the outbreak, the Chinese government placed significant restrictions on travel within China and closed certain businesses in the region, and governments and other parties outside of China have halted or sharply curtailed the movement of people, goods and services.  In March 2020, the World Health Organization called the COVID-19 viral disease a pandemic and the United States has been substantially impacted by the outbreak including the closing of many businesses, work from home requirements for most U.S. workers and substantial government intervention into the US economy. If the impact of the coronavirus outbreak continues for an extended period, it could materially adversely impact our clinical development activities as a result of the impacts on our employees, our manufacturing facility, our supply of critical laboratory and manufacturing materials, our clinical trial sites, access to patients in the clinical trials and additionally regulatory guidance could be delayed or impacted.  At this point, we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak, the timing and restrictions that will be placed on our operations that those that support our business when we do begin to return to more normal operations and travel restrictions and business closures imposed by the various governments.

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

Risks Related to Our Business

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of March 31, 2020, we had cash and cash equivalents of $24.2 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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
•

changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

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

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AP-SA02 for the treatment of S. aureus infections, and the initial formulations of AP-PA02 for the treatment of Pseudomonas infections in CF patients. there can be no assurance that these initial formulations will be the final formulations of AP-SA02 or AP-PA02 for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We are developing novel manufacturing processes for our product candidates at our facility in Marina Del Rey (near Los Angeles), California. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. In the event our facility in Marina Del Rey does not receive a satisfactory current good manufacturing practice regulations (“cGMP”) inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

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

We completed an investigator-sponsored clinical trial of AP-SA01 at the University of Adelaide in Australia for CRS in December 2016. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, such studies would be subject to the applicable local laws and FDA acceptance of the data would be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. Further, with respect to AP-SA01, we have changed the product formulation to AP-SA02 and any work related to AP-SA01 may not be relevant to the FDA or other international regulatory authorities.

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

Interruptions in the availability of server systems or communications with Internet or cloud based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

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

Our clinical research operations could also be negatively impacted by delays resulting from the COVID-19 pandemic. We are not able to predict the impact on the timing and costs of our planned clinical trials as a result of COVID-19.

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

       Innoviva holds approximately 46.7% of our shares outstanding and accordingly controls approximately 46.7% of our voting power. In addition, Innoviva holds 8,710,800 warrants to purchase shares of our common stock following the second closing of the financing. If Innoviva were to exercise the warrants held by them, they would hold approximately 63.7% of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, election of our board of directors, removal of any of our directors, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of March 31, 2020, we had outstanding common warrants to purchase an aggregate of 10,547,363 shares of our common stock at a weighted-average exercise price of $4.51 per share. As of March 31, 2020, in-the-money warrants included warrants issued to Innoviva during Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 1,365,764 shares of our common stock at a weighted-average exercise price of $7.08 per share.  Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2020, we completed a private placement transaction in which we sold to Innoviva a total of 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. The private placement was closed in two tranches for total aggregate gross proceeds of $25.0 million.

Registration Rights Agreement and Investor Rights Agreement

As part of the First Closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and an investor rights agreement (the “Investor Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, the Company must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as Innoviva may reasonably specify. On April 8, 2020, the Shelf Registration Statement was declared effective under the Securities Act.

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

3.1

Articles of Amendment to Articles of Incorporation of the Company (effective March 26, 2020) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 30, 2020).

3.2

Amendment to Amended and Restated Bylaws of the Company (effective February 24, 2020) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Form of Common Stock Warrant (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 29, 2020).

4.2

Registration Rights Agreement, dated February 12, 2020, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.1*	Letter Agreement, dated as of March 10, 2020, by and between Armata Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation.

10.2	Employment Agreement, dated as of January 18, 2012, by and between C3 Jian, Inc. and Brian Varnum.

10.3	Assignment and First Amendment of Office Lease, dated as of April 2020, by and among Armata Pharmaceuticals, Inc., C3 Jian, Inc. and Marina Business Center, LLC.

10.4

Securities Purchase Agreement, dated January 27, 2020, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 29, 2020).

10.5

Investor Rights Agreement, dated February 12, 2020, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 13, 2020).

10.6

Form of Voting Agreement by and between Innoviva and certain stockholders of the Company (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on January 29, 2020).

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

ARMATA PHARMACEUTICALS, INC.

Date: May 14, 2020	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)