Form 10-Q
period 2020-06-30
Armata Pharmaceuticals, Inc.
filed 2020-08-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ⌧      No     ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes    ⌧     No     ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻     No ⌧

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at August 12, 2020 was 18,668,883.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,786,000	$6,033,000
Prepaid expenses and other current assets	898,000	622,000
Total current assets	20,684,000	6,655,000
Restricted cash	1,200,000	700,000
Property and equipment, net	1,996,000	2,187,000
Operating lease right-of-use asset	10,956,000	2,028,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	879,000	135,000
Total assets	$49,461,000	$25,451,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,501,000	$1,278,000
Accrued compensation	966,000	1,323,000
Deferred asset acquisition consideration	1,617,000	970,000
Current portion of operating lease liabilities	405,000	1,308,000
Paycheck Protection Program loan	718,000	—
Total current liabilities	5,207,000	4,879,000
Operating lease liabilities, net of current portion	11,539,000	1,555,000
Deferred asset acquisition consideration, net of current portion	—	1,347,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	19,823,000	10,858,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 18,641,501 and 9,922,758 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	186,000	99,000
Additional paid-in capital	196,761,000	172,015,000
Accumulated deficit	(167,309,000)	(157,521,000)
Total stockholders’ equity	29,638,000	14,593,000
Total liabilities and stockholders’ equity	$49,461,000	$25,451,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Grant revenue	$31,000	-	$31,000	-
Operating expenses
Research and development	2,648,000	3,076,000	5,398,000	5,137,000
General and administrative	1,973,000	2,082,000	4,144,000	3,462,000
Loss from operations	4,590,000	5,158,000	9,511,000	8,599,000
Other income (expense)
Interest income	22,000	28,000	24,000	76,000
Interest expense	(142,000)	(230,000)	(301,000)	(536,000)
Other income (expense)	—	4,000	—	4,000
Change in fair value of derivative liabilities	—	1,157,000	—	1,117,000
Total other income (expense), net	(120,000)	959,000	(277,000)	661,000
Net loss	(4,710,000)	(4,199,000)	(9,788,000)	(7,938,000)
Per share information:
Net loss per share, basic	$(0.26)	$(0.56)	$(0.68)	$(1.30)
Weighted average shares outstanding, basic	18,347,051	7,505,097	14,399,399	6,086,816
Net loss per share, diluted	$(0.26)	$(0.69)	$(0.68)	$(1.38)
Weighted average shares outstanding, diluted	18,347,051	7,720,977	14,399,399	6,452,413

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2020 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2019	5,069,633	$51,000	$145,685,000	$(141,781,000)	$3,955,000
Forfeiture of restricted stock awards	(8,467)	—	—	—	—
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000	—	1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,687,000	2,000	10,712,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000	—	9,975,000
Stock-based compensation	—	—	725,000	—	725,000
Net loss	—	—	—	(4,199,000)	(4,199,000)
Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,978,000)	$22,630,000

Balances, March 31, 2020	18,644,693	$186,000	$195,895,000	$(162,599,000)	$33,482,000
Issuance cost in connection with sale of common stock	—	—	(32,000)	—	(32,000)
Forfeiture of restricted stock awards	(681)	—	—	—	—
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Stock-based compensation	—	—	906,000	—	906,000
Net loss	—	—	—	(4,710,000)	(4,710,000)
Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2020 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$7,694,000
Forfeiture of restricted stock awards	(8,467)	—	—	—	—
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000	—	1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,687,000	2,000	10,712,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000	—	9,975,000
Stock-based compensation	—	—	725,000	—	725,000
Net loss	—	—	—	(7,938,000)	(7,938,000)
Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,978,000)	$22,630,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercises of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Stock-based compensation	—	—	1,950,000	—	1,950,000
Net loss	—	—	—	(9,788,000)	(9,788,000)
Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(9,788,000)	$(7,938,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	575,000	683,000
Stock-based compensation	1,950,000	725,000
Non-cash interest expense	300,000	536,000
Change in fair value of derivative liability	—	(1,117,000)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	234,000	(599,000)
Accrued compensation	(357,000)	(351,000)
Deferred rent and lease liabilities, net	153,000	(168,000)
Prepaid expenses and other current assets	(1,155,000)	(57,000)
Net cash used in operating activities	(8,088,000)	(8,286,000)
Investing activities:
Purchases of property and equipment	(377,000)	(268,000)
Cash acquired in reverse merger transaction	—	3,008,000
Net cash used in (provided by) investing activities	(377,000)	2,740,000
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	(1,000,000)
Proceeds from Paycheck Protection Program loan	718,000	—
Proceeds from sale of common stock, net of offering costs	22,919,000	9,975,000
Proceeds from exercise of warrants	81,000	—
Net cash provided by financing activities	22,718,000	8,975,000
Net increase in cash, cash equivalents and restricted cash	14,253,000	3,429,000
Cash, cash equivalents and restricted cash, beginning of period	6,733,000	10,463,000
Cash, cash equivalents and restricted cash, end of period	$20,986,000	$13,892,000
Supplemental schedule of non-cash investing and financing activities:
Property and equipment included in accounts payable	$7,000	$113,000
Unpaid offering costs	$91,000	$—
Issuance of common stock in reverse merger transaction	$—	$10,710,000
Conversion of deferred asset acquisition consideration upon reverse merger	$—	$1,462,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$19,786,000	$13,192,000
Restricted cash	1,200,000	700,000
Cash, cash equivalents and restricted cash	$20,986,000	$13,892,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”), a Washington company, and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1-for-14. All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

As of June 30, 2020, the Company had cash and cash equivalents of $19.8 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations through the first half of 2021. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of June 30, 2020 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations. The Company has a zero derivative liability balance at June 30, 2020 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger in May 2019.

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

Accordingly, basic income or loss per share is calculated by dividing net income or loss by the weighted-average number of common shares outstanding, or using the two-class method, whichever is more dilutive.  Diluted net income or loss per share is computed using the more dilutive of the treasury stock method which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock, or the two-class method.

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

Grants and Awards

In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), Armata has determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes amounts received as a contra-expense or grant revenue on the consolidated statement of operations when the related research and development expenses are incurred. For grant and award outside the scope of ASC 808, the Company applies ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy. Armata also considers the guidance in ASC Topic 730, Research and Development (“ASC 730”), which requires an assessment, at the inception of the grant or award, of whether the agreement is a liability. If Armata is obligated to repay funds received regardless of the outcome of the related research and development activities, then Armata is required to estimate and recognize that liability. Alternatively, if Armata is not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred.

Deferred grant or award liability represents award funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

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

4. Fair Value Measurements

The guidance regarding fair value measurements prioritizes the inputs used in measuring fair value and establishes a three-tier value hierarchy that distinguishes among the following:

●	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
●	Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

The following table sets forth a summary of changes in the fair value of the Company’s liabilities during the six months ended June 30, 2019:

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

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million, of which approximately $0.5 million and $1.1 million was incurred in the three and six months ended June 30, 2019, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020, are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Research and development expenses	$138,000	$ 260,000
General and administrative expenses	$346,000	570,000
Net loss	$484,000	$ 830,000

6. Net Loss per Share

The following outstanding securities at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding for the six months ended June 30, 2020 and 2019, as they would have been anti-dilutive:

	Six Months Ended
	June 30,
	2020	2019
Options	1,475,017	1,346,516
Restricted stock awards	262,558	408,389
Warrants	10,547,363	1,854,262
Total	12,284,938	3,609,167

7. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Laboratory equipment	$6,381,000	$6,047,000
Furniture and fixtures	643,000	646,000
Office and computer equipment	342,000	323,000
Leasehold improvements	3,352,000	3,329,000
Total	10,718,000	10,345,000
Less: accumulated depreciation	(8,722,000)	(8,158,000)
Property and equipment, net	$1,996,000	$2,187,000

Depreciation expense totaled $280,000 and $335,000 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense totaled $575,000 and $683,000 for the six months ended June 30, 2020 and 2019, respectively.

8. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after twenty-four weeks as long as the borrower uses the loan proceeds during the twenty-four week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the measurement period. The Company will submit its application for loan forgiveness in the third quarter of 2020 and anticipates that the loan will be forgiven based on the current guidelines. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

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

9. Stockholders’ Equity

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

At June 30, 2020, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
1,991	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,235,491	$5.60	October 16, 2023
993,139	$2.87	February 12, 2025
7,717,661	$2.87	March 27, 2025
1,200	$1,680.00	None
10,547,363

10. Equity Incentive Plans

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

The assumptions used in the Black-Scholes model are presented below:

	Six Months Ended
	June 30, 2020	June 30, 2019
Risk-free interest rate	0.46% - 1.51%	2.20 to 2.21%
Expected volatility	90.43%	89 to 90%
Expected term (in years)	5.75 - 6.25	5.75 to 6.25
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$299,000	$251,000	$636,000	$251,000
General and administrative	607,000	473,000	1,314,000	474,000
Total stock-based compensation	$906,000	$724,000	$1,950,000	$725,000

Stock option transactions during the six months ended June 30, 2020 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2019	1,275,380	$7.61	8.81	—
Granted	241,666	3.55	—	—
Forfeited/Cancelled	(42,029)	10.01	—	—
Outstanding at June 30, 2020	1,475,017	$6.74	8.35	$923,000
Vested and expected to vest at June 30, 2020	1,475,017	$6.74	8.35	$923,000
Exercisable at June 30, 2020	455,950	$14.40	6.71	$242,000

Restricted stock award transactions under the Assumed 2016 Plan during the six months ended June 30, 2020 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	343,493	$21.83
Forfeited/Cancelled	(4,010)	16.02
Issued as Common Stock	(76,925)	15.50
Outstanding at June 30, 2020	262,558	$23.76

The aggregate intrinsic value of options at June 30, 2020 is based on the Company’s closing stock price on that date of $3.92 per share. As of June 30, 2020, there was $4.1 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance factors deemed to be improbable for the period ended June 30, 2020, which the Company expects to recognize over the weighted average remaining period of approximately 1.98 years.

Shares Reserved for Future Issuance

As of June 30, 2020, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,475,017
Employee stock purchase plan	7,605
Available for future grants under the 2016 Plan	360,111
Warrants outstanding	10,547,363
Total shares reserved	12,390,096

11. Commitments and Contingencies

The Company leases office and research and development space under a noncancelable operating lease in Marina Del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022 under the Lease Amendment will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received rent abatement for six months starting May 1, 2020, and allowance for tenant improvements of $0.8 million to be used during calendar year of 2021. In accordance with authoritative guidance, the Company remeasured the lease liability to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

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

12. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into an Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company will receive a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. The Company plans to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

Upon license or commercialization of intellectual property developed with the funding from the MTEC Agreement, additional fees will be due to MTEC.  The Company will elect whether to (a) pay a fixed royalty amount, which is subject to a cap based upon total funding received, or (b) pay an additional assessment fee, which would also be subject to a cap based upon a percentage of total funding received.

The MTEC Agreement will be effective through January 25, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $31,000 in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2020.

CFF Award

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During the three and six months ended June 30, 2020, the Company recognized $0.9 million and $1.0 million as credits to research and development expenses related to the CFF award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

13. Synthetic Genomics Asset Acquisition

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

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability. For the six months ended June 30, 2019, the Company recognized $0.5 million of interest expense related to the time-based payment obligations.

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

Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations through the first half of 2021, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are developing and advancing our second-generation phage product candidate for Pseudomonas aeruginosa (“P. aeruginosa”). We anticipate initiating a Phase 1b/2, multi-center, double-blind, randomized, placebo-controlled, single and multiple ascending dose study to evaluate the safety, tolerability, and preliminary efficacy in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection in 2020, provided that COVID-19 disease has been reduced to the point that clinical trials in CF patients are enrolling. This study is supported by the Cystic Fibrosis Foundation which granted us a development award of up to $5.0 million.

We are also developing a second-generation phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and enter into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that COVID-19 disease has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program in 2021, using our phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections.

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

The following chart summarizes the status of our phage product candidate development programs and sponsors:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2020, we had an accumulated deficit of $167.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Business Updated Regarding COVID-19

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Management is actively monitoring the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

To date, we have been able to continue our operations and do not anticipate any material interruptions, for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. While we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and partners.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of three and six months ended June 30, 2020 and 2019

Grant revenue

The Company recognized $31,000 of grant revenue during the period from the inception of the MTEC contract  to June 30, 2020, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia infections.

Research and Development

Research and development expenses for the three months ended June 30, 2020 and 2019 were $2.6 million and $3.1 million, respectively. The net decrease of $0.5 million was primarily related to $0.9 million of credits in research and development expenses from the CFF award, a $0.1 million decrease in compensation expense, offset by a $0.3 million increase in contract research and development expenses and a $0.3 million increase in consulting costs.

Research and development expenses for the six months ended June 30, 2020 and 2019 were $5.4 million and $5.1 million, respectively. The net increase of $0.3 million was due to a $0.4 million increase in non-cash stock-based compensation expense, a $0.5 million increase in contract research and development expenses, a $0.3 million increase in consulting expenses, offset by $1.0 million of credits in research and development expenses from the CFF award.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $2.0 million, which remained consistent with the general and administrative expenses of $2.1 million for the three months ended June 30, 2019.

General and administrative expenses for the six months ended June 30, 2020 and 2019 were $4.1 million and $3.5 million, respectively. The net increase of $0.6 million was due to a $1.0 million increase in non-cash stock-based compensation expense, a $0.3 million increase in insurance costs, offset by a $0.7 million decrease in professional and consulting expenses.

Other Income (Expense)

For the three months ended June 30, 2020 and 2019, we recorded noncash interest expense of $0.1 million and $0.2 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The $0.1 million decrease was primarily related to a reduced balance due to SGI as a result of cash payment of $1.0 million in January 2020.

For the six months ended June 30, 2020 and 2019, we recorded noncash interest expense of $0.3 million and $0.5 million as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The decrease of $0.2 million was primarily related to a reduced balance due to SGI as a result of cash payment of $1.0 million in January 2020.

For the three and six months ended June 30, 2019, we recorded a noncash gain of $1.2 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger.

Income Taxes

There was no income tax expense or benefit for the three and six months ended June 30, 2020 and 2019.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $8.1 million, as compared to $8.3 million for the six months ended June 30, 2019. The decrease of $0.2 million was due to a $1.9 million increase to net loss, $2.0 million increase in non-cash adjustments to cash used in operating activities, and a $0.1 million increase to cash used for operating assets and liabilities.

Investing activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2020, primarily related to capital equipment purchases. Net cash provided by investing activities was $2.7 million for the six months ended June 30, 2019, which included approximately $3.0 million acquired in connection with the Merger, offset in part by capital equipment purchases of $268,000.

Financing activities

Net cash provided by financing activities was $22.7 million for the six months ended June 30, 2020, which was primarily comprised of $22.9 million net proceeds raised from Innoviva Private Placement, $0.7 million proceeds from the PPP loan, and $0.1 million proceeds received from warrant exercises, offset by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition. Net cash provided by financing activities for the six months ended June 30, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of June 30, 2020, we had unrestricted cash and cash equivalents of $19.8 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations through the first half of 2021. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the potential effects of COVID-19 on our clinical programs and business, including delays or difficulties in enrolling patients in our clinical trials as a result of impacts associated with the COVID-19 pandemic;
●	changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;
●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
●	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements, government grants or strategic financings;
●	licensing arrangements; and
●	public or private debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, the global economic climate and effects of the COVID-19 pandemic may amplify many of the risks described below or their impact on us.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 19, 2020, included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2019 and June 30, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2020, we had cash and cash equivalents of $19.8 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

While we believe that our existing resources will be sufficient to fund our planned operations through the first half of 2021, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights; and
●	the costs of lawsuits involving us or our product candidates.

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

As of June 30, 2020, our accumulated deficit was $167.3 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2020, we had loss from operations of $9.5 million. For the years ended December 31, 2019 and 2018, we had losses from operations of $19.8 million and $17.7 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

Our ability to generate meaningful revenue and achieve profitability depends on successfully completing the development of, and obtaining the regulatory approvals necessary to, commercialize our product candidates. If any of our product candidates fail in clinical trials or if any of our product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

●	completing research and preclinical and clinical development of our product candidates;
●	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;
●	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our product candidates;
●	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either by establishing a sales force, marketing and distribution infrastructure, or by collaborating with a partner;
●	obtaining market acceptance of any approved products;
●	addressing any competing technological and market developments;

●	implementing additional internal systems and infrastructure, as needed;
●	identifying and validating new product candidates;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attracting, hiring and retaining qualified personnel.

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

Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our principal place of business, clinical trial sites, and locations of our key vendors and partners. Our clinical development program and preclinical study timelines may be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a remote working policy. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories may be delayed.

As a result of the COVID-19 pandemic, or similar pandemics, and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations, or CROs, and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions;

●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

These and other factors arising from the COVID-19 global pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the Department of Defense and related entity standards could impact our ongoing and future development financing awards from the U.S. government.

On June 15, 2020, we entered into the “MTEC Agreement” with MTEC, pursuant to which we will receive a $15 million grant  and enter into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections.

As an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we fail to maintain compliance with those obligations, we may be subject to potential liability and to termination of our contracts.

Government contracts and grants normally contain additional requirements that may increase our costs of doing business and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	tracking of contract costs and maintenance of effective controls over tracking of such costs;
●	completion and submission of periodic reporting packages;
●	mandatory financial audits and potential liability for failing such audits; and
●	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination, and affirmative action programs, and environmental compliance requirements.

While we believe we are in compliance with all requirements under the MTEC Agreement, potential failure to maintain such compliance could result in reduction of the grant or termination of the contract, which could in turn negatively impact our business.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In April 2020, we received loan proceeds of approximately $0.7 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan is scheduled to mature in April 2022 (the “Maturity Date”), bears interest at a rate of 1.00%

per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Commencing in November 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Loan. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of June 30, 2020, we had cash and cash equivalents of $19.8 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our products in the United States, which will significantly impair our ability to generate any revenues.

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals, including approval for an Investigational New Drug application, for any of our product candidates currently under development. Moreover, approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider any of our applications for substantive review or may form the opinion after review of our data that one or more of our applications are insufficient to allow approval of our product candidates. If the FDA does not consider or approve any of our applications, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

It is possible that none of our products or any product we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our products, generating revenues and achieving and sustaining profitability.

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

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. Planned clinical trials may not be commenced or completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including:

●	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;
●	failures in our internal manufacturing operations that result in our inability to consistently and timely produce bacteriophages in sufficient quantities to support our clinical trials;
●	the availability of financial resources to commence and complete our planned clinical trials;
●	delays in reaching a consensus with clinical investigators on study design;
●	delays in reaching a consensus with regulatory agencies on trial design or in obtaining regulatory approval to commence a trial;
●	delays in obtaining clinical materials;
●	slower than expected patient recruitment for participation in clinical trials;
●	failure by clinical trial sites, other third parties, or us to adhere to clinical trial agreements;
●	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval;
●	changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	adverse safety events experienced during our clinical trials.

If we do not successfully commence or complete our clinical trials on schedule, the price of our common stock may decline.

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

●	the therapeutic endpoints chosen for evaluation;

●	the eligibility criteria defined in the protocol;
●	the perceived benefit of the product candidate under study;
●	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;
●	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents;
●	delays or difficulties in enrolling patients in our clinical trials as a result of impacts associated with the COVID-19 pandemic; and
●	competition for patients from clinical trials for other treatments.

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

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

●	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;
●	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;
●	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

●	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and
●	our product candidates may have unintended or undesirable effects on patients that may delay or preclude regulatory approval of our product candidates or limit their commercial use, if approved.

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

In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

In addition to our U.S. operations, we have operations and subsidiaries in the United Kingdom and Australia. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

●	compliance with differing or unexpected regulatory requirements for the development, manufacture and, if approved, commercialization of our product candidates;
●	difficulties in staffing and managing foreign operations;
●	foreign government taxes, regulations and permit requirements;
●	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
●	anti-corruption laws, including the Foreign Corrupt Practices Act;
●	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
●	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues, and other obligations related to doing business in another country;
●	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	changes in diplomatic and trade relationships; and

●	challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we might not be the first to file patent applications for our inventions;

●	others may independently develop similar or alternative product candidates to any of our product candidates that fall outside the scope of our patents;
●	our pending patent applications may not result in issued patents;
●	our issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;
●	others may design around our patent claims to produce competitive products that fall outside the scope of our patents;
●	we may not develop additional patentable proprietary technologies related to our product candidates; and
●	we are dependent upon the diligence of our appointed agents in national jurisdictions, acting for and on our behalf, which control the prosecution of pending domestic and foreign patent applications and maintain granted domestic and foreign patents.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Regardless of merit or eventual outcome, product liability claims may result in:

●	delay or failure to complete our clinical trials;
●	withdrawal of clinical trial participants;
●	decreased demand for our product candidates;
●	injury to our reputation;
●	litigation costs;
●	substantial monetary awards against us; and
●	diversion of management or other resources from key aspects of our operations.

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

Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved products will depend on a number of factors, including:

●	the effectiveness of the product;
●	the prevalence and severity of any side effects;
●	potential advantages or disadvantages over alternative treatments;
●	relative convenience and ease of administration;
●	the strength of marketing and distribution support;
●	the price of the product, both in absolute terms and relative to alternative treatments; and
●	sufficient third-party coverage or reimbursement.

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

As of June 30, 2020, we had outstanding common warrants to purchase an aggregate of 10,547,363 shares of our common stock at a weighted-average exercise price of $4.51 per share. As of June 30, 2020, in-the-money warrants included warrants issued to Innoviva during Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 1,475,017 shares of our common stock at a weighted-average exercise price of $6.74 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Provisions of Washington law and our current articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

●	requiring supermajority stockholder voting to effect certain amendments to our articles of incorporation and bylaws; and
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

10.1*

Letter Agreement, dated as of March 10, 2020, by and between Armata Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.2

Employment Agreement, dated as of January 18, 2012, by and between C3 Jian, Inc. and Brian Varnum (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.3

Assignment and First Amendment of Office Lease, dated as of April 2020, by and among Armata Pharmaceuticals, Inc., C3 Jian, Inc. and Marina Business Center, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 10-Q, filed with the SEC on May 14, 2020).

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

ARMATA PHARMACEUTICALS, INC.

Date: August 13, 2020	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)