Form 10-Q
period 2020-09-30
Armata Pharmaceuticals, Inc.
filed 2020-11-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ◻     No ⌧

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at November 5, 2020 was 18,701,883.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,885,000	$6,033,000
Awards receivable	335,000	—
Prepaid expenses and other current assets	804,000	622,000
Total current assets	17,024,000	6,655,000
Restricted cash	1,200,000	700,000
Property and equipment, net	1,950,000	2,187,000
Operating lease right-of-use asset	10,869,000	2,028,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	886,000	135,000
Total assets	$45,675,000	$25,451,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,871,000	$1,278,000
Accrued compensation	1,302,000	1,323,000
Deferred asset acquisition consideration	1,771,000	970,000
Current portion of operating lease liabilities	1,406,000	1,308,000
PPP Loan	720,000	—
Total current liabilities	7,070,000	4,879,000
Operating lease liabilities, net of current portion	10,909,000	1,555,000
Deferred asset acquisition consideration, net of current portion	—	1,347,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	21,056,000	10,858,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 18,668,883 and 9,922,758 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	187,000	99,000
Additional paid-in capital	197,510,000	172,015,000
Accumulated deficit	(173,078,000)	(157,521,000)
Total stockholders’ equity	24,619,000	14,593,000
Total liabilities and stockholders’ equity	$45,675,000	$25,451,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Grant revenue	$288,000	-	$319,000	-
Operating expenses
Research and development	4,066,000	3,019,000	9,464,000	8,156,000
General and administrative	1,845,000	3,758,000	5,989,000	7,220,000
Total operating expenses	5,911,000	6,777,000	15,453,000	15,376,000
Loss from operations	(5,623,000)	(6,777,000)	(15,134,000)	(15,376,000)
Other income (expense)
Interest income	4,000	13,000	28,000	89,000
Interest expense	(150,000)	(190,000)	(451,000)	(726,000)
Other income (expense)	—	(1,000)	—	3,000
Change in fair value of derivative liabilities	—	—	—	1,117,000
Total other income (expense), net	(146,000)	(178,000)	(423,000)	483,000
Net loss	(5,769,000)	(6,955,000)	(15,557,000)	(14,893,000)
Per share information:
Net loss per share, basic	$(0.31)	$(0.73)	$(0.99)	$(2.05)
Weighted average shares outstanding, basic	18,394,614	9,552,688	15,740,858	7,254,803
Net loss per share, diluted	$(0.31)	$(0.73)	$(0.99)	$(2.11)
Weighted average shares outstanding, diluted	18,394,614	9,552,688	15,740,858	7,497,194

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2020 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2019	9,958,546	$99,000	$168,509,000	$(145,980,000)	$22,628,000
Forfeiture of restricted stock awards	(24,247)	—	(39,000)	—	(39,000)
Stock-based compensation	—	—	2,498,000	—	2,498,000
Net loss	—	—	—	(6,955,000)	(6,955,000)
Balances, September 30, 2019	9,934,299	$99,000	$170,968,000	$(152,935,000)	$18,132,000

Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000
Exercise of employee stock options	27,382	1,000	86,000	—	87,000
Stock-based compensation	—	—	663,000	—	663,000
Net loss	—	—	—	(5,769,000)	(5,769,000)
Balances, September 30, 2020	18,668,883	$187,000	$197,510,000	$(173,078,000)	$24,619,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2020 and 2019

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$7,694,000
Forfeiture of restricted stock awards	(32,714)	—	(39,000)	—	(39,000)
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000	—	1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,686,000	—	10,709,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000	—	9,975,000
Stock-based compensation	—	—	3,224,000	—	3,224,000
Net loss	—	—	—	(14,893,000)	(14,893,000)
Balances, September 30, 2019	9,934,299	$99,000	$170,968,000	$(152,935,000)	$18,132,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercises of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Exercise of employee stock options	27,382	1,000	86,000	—	87,000
Stock-based compensation	—	—	2,613,000	—	2,613,000
Net loss	—	—	—	(15,557,000)	(15,557,000)
Balances, September 30, 2020	18,668,883	$187,000	$197,510,000	$(173,078,000)	$24,619,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(15,557,000)	$(14,893,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	840,000	1,049,000
Stock-based compensation	2,613,000	3,224,000
Non-cash interest expense	457,000	717,000
Change in fair value of derivative liability	—	(1,117,000)
Changes in operating assets and liabilities:
Award receivable	(241,000)	—
Accounts payable and accrued liabilities	492,000	(1,171,000)
Accrued compensation	(21,000)	(609,000)
Operating lease right-of-use asset and liability, net	611,000	(252,000)
Prepaid expenses and other current assets	(1,162,000)	199,000
Net cash used in operating activities	(11,968,000)	(12,853,000)
Investing activities:
Purchases of property and equipment	(458,000)	(203,000)
Cash acquired in reverse merger transaction	—	3,008,000
Net cash (used in) provided by investing activities	(458,000)	2,805,000
Financing activities:
Payment of deferred consideration for asset acquisition	(1,000,000)	(1,000,000)
Proceeds from Paycheck Protection Program Loan	717,000	—
Proceeds from sale of common stock, net of offering costs	22,893,000	9,975,000
Proceeds from exercise of employee stock options	87,000
Proceeds from exercise of warrants	81,000	—
Net cash provided by financing activities	22,778,000	8,975,000
Net increase (decrease) in cash, cash equivalents and restricted cash	10,352,000	(1,073,000)
Cash, cash equivalents and restricted cash, beginning of period	6,733,000	10,463,000
Cash, cash equivalents and restricted cash, end of period	$17,085,000	$9,390,000
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering costs	$65,000	$—
Issuance of common stock in reverse merger transaction	$—	$10,710,000
Conversion of deferred asset acquisition consideration upon reverse merger	$—	$1,463,000
Property and equipment included in accounts payable	$145,000	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$15,885,000	$8,690,000
Restricted cash	1,200,000	700,000
Cash, cash equivalents and restricted cash	$17,085,000	$9,390,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”), a Washington corporation, and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1-for-14. All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

As of September 30, 2020, the Company had cash and cash equivalents of $15.9 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations through the first half of 2021. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, grants, licensing of intellectual property, and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including the current recession, and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, including the effects of the current increase in cases in the United States. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

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

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over fair value of net assets acquired. The Company’s goodwill as of September 30, 2020 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations.

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations. The Company has a zero derivative liability balance at September 30, 2020 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger in May 2019.

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

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of liability classified warrants, and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss available to common stockholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

Grants and Awards

In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), Armata has determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes amounts received as a contra-expense or grant revenue on the consolidated statement of operations when the related research and development expenses are incurred. For grant and awards outside the scope of ASC 808, the Company applies ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 202-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth a summary of changes in the fair value of the Company’s liabilities during the nine months ended September 30, 2019:

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

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million, of which approximately $0.0 million and $1.1 million was incurred in the three and nine months ended September 30, 2019, respectively, and is included in general and administrative expenses in the consolidated statement of operations.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Research and development expenses	$292,000	$430,000
General and administrative expenses	$499,000	$845,000
Net loss	$791,000	$1,275,000

6. Net Loss per Share

The following outstanding securities at September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding for the nine months ended September 30, 2020 and 2019, as they would have been anti-dilutive:

	Nine Months Ended
	September 30,
	2020	2019
Options	1,446,614	1,311,496
Restricted stock awards	262,558	355,034
Warrants	10,547,618	1,854,262
Total	12,256,790	3,520,792

7. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Laboratory equipment	$6,282,000	$6,047,000
Furniture and fixtures	689,000	646,000
Office and computer equipment	392,000	323,000
Leasehold improvements	3,367,000	3,329,000
Total	10,730,000	10,345,000
Less: accumulated depreciation	(8,780,000)	(8,158,000)
Property and equipment, net	$1,950,000	$2,187,000

Depreciation expense totaled $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense totaled $0.8 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

8. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after twenty-four weeks as long as the borrower uses the loan proceeds during the twenty-four week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the measurement period. The Company will submit its application for loan forgiveness in the fourth quarter of 2020 and anticipates that the loan will be forgiven based on the current guidelines. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

The PPP Loan is unsecured, evidenced by a promissory note (the “Note”) given by the Company as borrower through its bank, serving as the lender.  The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred until August 2021 (the “Deferral Period”). Any unforgiven portion of the PPP Loan is payable over the two-year term, with payments deferred during the Deferral Period.  The Company is permitted to prepay the Note at any time without payment of any premium.

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

Warrants

At September 30, 2020, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
2,246	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,235,491	$5.60	October 16, 2023
993,139	$2.87	February 12, 2025
7,717,661	$2.87	March 27, 2025
1,200	$1,680.00	None
10,547,618

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

The assumptions used in the Black-Scholes model are presented below:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Risk-free interest rate	0.25% - 1.51%	1.71 to 2.23%
Expected volatility	90.43%	89.26 to 90.43%
Expected term (in years)	5.50 to 7.00	5.75 to 6.25
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Research and development	$205,000	$358,000	$841,000	$609,000
General and administrative	458,000	2,140,000	1,772,000	2,615,000
Total stock-based compensation	$663,000	$2,498,000	$2,613,000	$3,224,000

Stock option transactions during the nine months ended September 30, 2020 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2019	1,275,380	$7.61	8.81	—
Granted	301,066	3.57	—	—
Exercised	(27,382)	3.15	—	14,000
Forfeited/Cancelled	(102,450)	6.35	—	—
Outstanding at September 30, 2020	1,446,614	$6.79	8.30	$47,000
Vested and expected to vest at September 30, 2020	1,446,614	$6.79	8.30	$47,000
Exercisable at September 30, 2020	425,114	$15.18	6.94	$11,000

Restricted stock award transactions under the Assumed 2016 Plan during the nine months ended September 30, 2020 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	343,493	$21.83
Forfeited/Cancelled	(4,010)	16.02
Issued as Common Stock	(76,925)	15.50
Outstanding at September 30, 2020	262,558	$23.76

The aggregate intrinsic value of options at September 30, 2020 is based on the Company’s closing stock price on that date of $3.19 per share. As of September 30, 2020, there was $3.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance factors deemed to be improbable for the period ended September 30, 2020, which the Company expects to recognize over the weighted average remaining period of approximately 1.84 years.

Shares Reserved for Future Issuance

As of September 30, 2020, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,446,614
Employee stock purchase plan	7,605
Available for future grants under the 2016 Plan	361,132
Warrants outstanding	10,547,618
Total shares reserved	12,362,969

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $0.3 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2020.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the Pseudomonas aeruginosa phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During the three and nine months ended September 30, 2020, the Company recognized $0.0 million and $1.0 million, respectively, as credits to research and development expenses related to the CFF award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

13. Synthetic Genomics Asset Acquisition

On February 28, 2018, C3J completed an acquisition of certain synthetic phage assets (the “synthetic phage assets”) from Synthetic Genomics, Inc. (“SGI”) for consideration consisting of $8.0 million in cash and $27.0 million in equity. The cash payments consisted of: $1.0 million paid at closing on February 28, 2018, $1.0 million at one year from closing, $1.0 million at two years from closing, and $5.0 million at three years from closing (the payments due on the one, two, three year anniversary are collectively the “time-based payment obligation”). The equity payment (the “equity payment” and, together with the time-based payment obligation, the “deferred purchase price arrangement”) was due upon the earlier of the initial public offering of shares of C3J’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, the sale of all or substantially all of C3J’s assets to a third party, or a consolidation or merger into a third party. On December 20, 2018, in contemplation of the Merger (see Note 5), the deferred purchase price arrangement was amended. Under the amended agreement, the purchase consideration consisted of (i) closing consideration of $1.0 million paid on February 28, 2018, (ii) cash payments of $1.0 million on January 31, 2019, $1.0 million on January 31, 2020, and $2.0 million on January 31, 2021, (iii) an issuance of that number of shares of C3J’s common stock equal to ten percent of C3J’s fully-diluted capitalization, excluding options and restricted stock awards, immediately prior to the closing of the Merger, and (iv) potential milestone payments of up to $39.5 million related to the development and relevant regulatory approval of products utilizing bacteriophage from the synthetic phage assets acquired from SGI (the “milestone payment obligation”).

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability. For the nine months ended September 30, 2019, the Company recognized $0.7 million of interest expense related to the time-based payment obligations.

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

Overview

We are a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

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

We are developing and advancing our lead clinical candidate for Pseudomonas aeruginosa (“P. aeruginosa”).  On October 14, 2020, the U.S. Food and Drug Administration cleared our investigational new drug application to initiate phase 1b/2a clinical trial named SWARM-P.a. We plan to initiate the SWARM-P.a. study, which will be a Phase 1b/2a, multi-center, double-blind, randomized, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary Pseudomonas aeruginosa infection, by the end of 2020, provided that the impacts of COVID-19 do not impede our ability to initial clinical trial. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted us a Therapeutics Development Award of up to $5.0 million (“CFF Award”).

We are also developing a phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that COVID-19 disease has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program in 2021, using our phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia.

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

We are committed to conducting formal randomized clinical trials required for the U.S. Food and Drug Administration (“FDA”) approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and sponsors:

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2020, we had an accumulated deficit of $173.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Business Update Regarding COVID-19

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

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trial due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in recent months.

The full extent of the COVID-19 pandemic impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the development and distribution of vaccines and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020 or 2021. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections, combined with the seasonal flu.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of three and nine months ended September 30, 2020 and 2019

Grant revenue

The Company recognized $288,000 and $319,000 of grant revenue during three and nine months ended September 30, 2020, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia infections. These amounts have been invoiced to MTEC.

Research and Development

Research and development expenses for the three months ended September 30, 2020 and 2019 were $4.1 million and $3.0 million, respectively. The net increase of $1.1 million was primarily related to a $0.6 million increase of clinical trial expenses and contract research organization expenses in preparation of clinical trials of the AP-PA02 program, a $0.3 million increase of payroll and related expenses, a $0.1 million increase of facility costs and a net $0.1 million increase of other expenses.

Research and development expenses for the nine months ended September 30, 2020 and 2019 were $9.5 million and $8.2 million, respectively. The net increase of $1.3 million was primarily due to a $1.0 million increase of clinical trial and contract research organization expenses in preparation of clinical trials of the AP-PA02 program, a $0.6 million increase in payroll and related expenses due to increased headcount during 2020, a $0.4 million increase in regulatory costs, and a $0.3 million increase in facility and maintenance costs, offset by $1.0 million of credits in research and development expenses from the CFF Award.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $1.8 million and $3.8 million, respectively. The decrease of $2.0 million was primarily related to a $1.7 million reduction of share-based compensation expenses due to a one time cost recorded in the three months ended September 30, 2019 for an accelerated restricted stock award, and a $0.3 million reduction of professional fees.

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $6.0 million and $7.2 million, respectively. The net decrease of $1.2 million was primarily due to a $0.7 million decrease in share based compensation, a $0.8 million decrease of professional expenses due to merger related expenses in the nine months ended September 30, 2019, offset by a $0.3 million increase in insurance costs.

Other Income (Expense)

For each of the three months ended September 30, 2020 and 2019, we recorded noncash interest expense of $0.2 million, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

For the nine months ended September 30, 2020 and 2019, we recorded noncash interest expense of $0.5 million and $0.7 million as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The decrease of $0.2 million was primarily related to a reduced balance due to SGI as a result of cash payment of $1.0 million in January 2020.

For the three and nine months ended September 30, 2019, we recorded a noncash gain of $1.2 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger.

Income Taxes

There was no income tax expense or benefit for the three and nine months ended September 30, 2020 and 2019.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $12.0 million, as compared to $12.9 million for the nine months ended September 30, 2019. The decrease of $0.9 million was due to a $0.7 million increase to net loss, and a $1.8 million decrease to cash used for operating assets and liabilities.

Investing activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2020, primarily related to capital equipment purchases. Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2019, which included approximately $3.0 million acquired in connection with the Merger, offset in part by capital equipment purchases of $0.2 million.

Financing activities

Net cash provided by financing activities was $22.8 million for the nine months ended September 30, 2020, which was primarily comprised of $22.9 million net proceeds raised from the private placement transaction with Innoviva, $0.7 million proceeds from the PPP loan, and $0.2 million proceeds received from warrant and employee stock option exercises, offset by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition. Net cash provided by financing activities for the nine months ended September 30, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of September 30, 2020, we had unrestricted cash and cash equivalents of $15.9 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations through the first half of 2021. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the potential effects of COVID-19 on our clinical programs and business, including delays or difficulties in enrolling patients in our clinical trials, shortage in supply chain materials, and the current recession, as a result of impacts associated with the COVID-19 pandemic;
●	changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;
●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
●	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements, government grants or strategic financings;
●	licensing arrangements; and
●	public or private debt.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable,
●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability;
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;
●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the Department of Defense and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation;

●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;
●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We may need to license additional intellectual property rights;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	Our success depends in part on attracting, retaining and motivating our personnel;
●	We must manage a geographically dispersed organization;
●	Our business and operations might be adversely affected by security breaches, including any cybersecurity incidents;
●	Interruptions in the availability of server systems or communications with Internet or cloud based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business;
●	Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code for Armata, Armata’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitations. The net operating loss carryforwards and other tax attributes of C3J may also be subject to limitations as a result of ownership changes;
●	We will rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;
●	We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;

●	We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us;
●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;
●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	Foreign governments tend to impose strict price controls, which may adversely affect our future profitability;
●	We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile;
●	Provisions of Washington law and our current articles of incorporation and bylaws may discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management;
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future;
●	If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline;
●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline; and,
●	Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2019 included in the Company’s Form 10-K filed with the SEC on March 19, 2020, included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of

December 31, 2019 and September 30, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2020, we had cash and cash equivalents of $15.9 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including the current recession, and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2020, our accumulated deficit was $173.1 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2020, we had loss from operations of $15.1 million. For the years ended December 31, 2019 and 2018, we had losses from operations of $19.8 million and $17.7 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States and Europe, including in the locations of our principal place of business, clinical trial sites, and locations of our key vendors and partners. Our clinical development program and preclinical study timelines have been and may continue to be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations.  For example, the COVID-19 pandemic has resulted in delays in our clinical trial due to the implementation of COVID-19 protocols resulted in longer than anticipated initiation activities at clinical sites. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in recent months

Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a remote working policy. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories may be delayed.

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

These and other factors arising from the COVID-19 global pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries or could return to countries where the pandemic has been partially contained, such as the current resurgence of cases in the United States, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the development, approval and distribution of an effective vaccine. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

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

On June 15, 2020, we entered into the “MTEC Agreement”, pursuant to which we have started to received a $15 million grant and have entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections.

As an organization, we are relatively new to government contracting and new to the regulatory compliance obligations that such contracting entails. If we fail to maintain compliance with those obligations, we may be subject to potential liability and may result in the termination of our government contracts, including the MTEC Agreement.

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

In April 2020, we received loan proceeds of approximately $0.7 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We used the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan is scheduled to mature in April 2022 (the “Maturity Date”), bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Commencing in August 2021, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Loan. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of September 30, 2020, we had cash and cash equivalents of $15.9 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals, including approval for an Investigational New Drug application (“IND application”), for any of our product candidates currently under development, other than for our product candidate AP-PA02, for which we received FDA clearance of our IND application. Moreover, approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider any of our applications for substantive review or may form the opinion after review of our data that one or more of our applications are insufficient to approve if we our product candidates. If the FDA does not consider or approve any of our applications, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

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

Preclinical studies, including studies of our product candidates in animal disease models, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of prototype phage products in the treatment of bacterial infections, such as P. aeruginosa and S. aureus, may not predict the ability of these products to treat similar infections in humans. Despite promising data in our completed Phase 1 clinical trials, our phage technology may be found not to be safe or efficacious in treating bacterial infections alone or in combination with other agents, when studied in later-stage clinical trials.

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

In addition to our U.S. operations, we have operations and a subsidiary in Australia and a subsidiary company in the United Kingdom. We face risks associated with our international operations, including possible unfavorable regulatory, pricing and reimbursement, political, tax and labor conditions, which could harm our business. We are subject to numerous risks associated with international business activities, including:

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

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $88.8 million

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

As of September 30, 2020, we had outstanding common warrants to purchase an aggregate of 10,547,618 shares of our common stock at a weighted-average exercise price of $4.53 per share. As of September 30, 2020, in-the-money warrants included warrants issued to Innoviva during Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 1,446,614 shares of our common stock at a weighted-average exercise price of $6.35 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

ARMATA PHARMACEUTICALS, INC.

Date: November 12, 2020	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)