Form 10-K
period 2020-12-31
Armata Pharmaceuticals, Inc.
filed 2021-03-18
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-37544

ARMATA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1549568

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation and organization)

4503 Glencoe Avenue Marina del Rey, CA 90292 (Address of principal executive offices, including zip code)	(858) 829-0829 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ARMP	NYSE American

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ◻    No  ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ◻    No   ⌧

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2020 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $37.7 million.

As of March 17, 2021, 24,940,442 shares of the Registrant’s Common Stock were outstanding.

ARMATA PHARMACEUTICALS INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans, including our clinical development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;

●	the potential future of antibiotic resistance;

●	our ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and keep management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices (cGMP);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnership with Merck, known as MSD outside of the United States and Canada, the Cystic Fibrosis Foundation, and the U.S. Department of Defense (“DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones for 2021 and 2022;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $15 million DoD grant;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs, which could be impacted by the COVID-19 pandemic;
●	the expected impact of the COVID-19 pandemic on our operations and any statements of assumptions underlying any of the items mentioned; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I

Item 1.     BUSINESS

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics that are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing practice regulations (“cGMP”) compliant manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including phage-based diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa (“P. aeruginosa”), AP-PA02. On October 14, 2020, we received the approval to proceed from the FDA for our Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted us a Therapeutics Development Award of up to $5.0 million (“CFF Award”).

We are also developing a phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia, AP-SA02. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia in 2021. However, the COVID-19 outbreak may delay or prohibit the enrollment of patients in our clinical trials.

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

In addition to our more advanced pipeline programs, we have phage discovery efforts underway to target other major pathogens of infectious disease (including Enterococcus faecium, S. aureus, Klebsiella pneumoniae, Acinetobacter baumannii, P. aeruginosa, and Enterobacter species, or “ESKAPE pathogens”) and preventable infectious disease of the microbiome.

We are committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant bacterial infections.

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

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in the fourth quarter of 2020 and in early 2021.

The full extent of the COVID-19 pandemic impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the development and distribution of vaccines and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2021 or 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including but not limited to multiple variants of the COVID-19 virus, a resurgence in COVID-19 infections, and the seasonal flu.

Recent Developments

On January 26, 2021, we entered into a securities purchase agreement (the “2021 Securities Purchase Agreement”) with Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”), pursuant to which we agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares (the “Shares”) of our common stock, par value $0.01 per share (“common stock”) and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of common stock, with an exercise price per share of $3.25 (the “2021 Private Placement”). Each Share was sold together with one Common Warrant, and the per-unit purchase price is $3.25. The 2021 Private Placement occurred in two tranches.

On January 26, 2021 and concurrently with entering into the 2021 Securities Purchase Agreement, we completed the first tranche (the “First Closing”) of the 2021 Private Placement. At the First Closing, Innoviva purchased 1,867,912 Shares and Common Warrants to purchase 1,867,912 shares of common stock, in compliance with any and all applicable laws and without the requirement for the prior receipt of the stockholders’ approval under the listing requirements of the NYSE American, for an aggregate purchase price of approximately $6.1 million.

We received shareholder approval for the second closing (“Second Closing”) on March 16, 2021, and the Second Closing was completed on March 17, 2021, when Innoviva purchased 4,286,935 shares of Shares and Common Warrants for an aggregate purchase price of $13.9 million.

We received aggregate gross proceeds from the 2021 Private Placement of approximately $20.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any warrants.

As part of the First Closing, we entered into an amended and restated investor rights agreement (the “A&R IRA”), which amended and restated in its entirety that certain Investor Rights Agreement, dated February 12, 2020, with Innoviva, Inc. Pursuant to the A&R IRA, for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of common stock on a fully-diluted basis, Innoviva shall have the right to designate two (2) directors to our board of directors and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock on a fully-diluted basis, Innoviva shall have the right to designate one (1) director, subject to certain conditions and qualifications set forth in the A&R IRA. The A&R IRA also provides Innoviva with certain subscription rights in the event of any new issuances.

As part of the First Closing, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, we must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the 2021 Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as Innoviva may reasonably specify. We must use commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions.

We also entered into a Voting Agreement with Innoviva (the “Voting Agreement”), pursuant to which Innoviva agreed not to vote or take any action by written consent with respect to shares of common stock held by Innoviva or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock issued and outstanding as of any given record date for voting (such shares, the “Excess Shares”) on the matters related to the election of directors or removal of directors from our board of directors (“Board Matters”) presented at any meeting of the our stockholders (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the board of directors authorizes Innoviva to vote such Excess Shares with respect to Board Matters.

Pipeline

The following chart summarizes the status of our phage product candidate development programs and partners.

Strategy

Our strategy is to demonstrate safety, tolerability and efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in multiple indications of high unmet medical need, including bacterial infections caused by multidrug-resistant and difficult-to-treat pathogens. Our fully integrated product development capabilities from bench to clinic enables discovery of optimal product candidates, efficient process development and manufacturing, rigorous clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management. We intend to:

●	Advance clinical trials of AP-PA02 in patients with CF and chronic pulmonary P. aeruginosa infections.
●	Develop bacteriophage therapeutics, including AP-PA02 and AP-PA03, for the treatment of other antibiotic-resistant and difficult-to-treat P. aeruginosa infections such as non-cystic fibrosis bronchiectasis (“NCFB”) and hospitalized pneumonia.
●	Initiate and advance clinical trials of AP-SA02 in patients with complicated S. aureus bacteremia.
●	Develop AP-SA02 for the treatment of other antibiotic-resistant and difficult-to-treat S. aureus infections such as periprosthetic joint infections. Because a study in PJI may use a different route of administration from the bacteremia study, it is possible, pending FDA concurrence, that we could initiate a study in this indication prior to obtaining safety data from the AP-SA02 bacteremia study.
●	Advance our partnership with Merck to develop synthetic phage utilizing our phage engineering platform to improve natural phage characteristics, such as host range, biofilm disruption and antimicrobial activity.
●	Develop phage-based diagnostics to drive clinical success and market adoption.

The Need for New Anti-Infective Therapies

The introduction of penicillin in the early 1940s marked the start of the antibiotic discovery era, during which more than 20 new classes of antibiotic were marketed over a period of three decades. The first case of the “superbug”, Methicillin-resistant S. aureus (“MRSA”), in the United States occurred in 1968. A void in the discovery of new classes of antibiotics lasting approximately 30 years drove the emergence and spread of antibiotic-resistant bacteria, including vancomycin-resistant enterococci (VRE), and pandrug-resistant strains of Acinetobacter baumannii, P. aeruginosa, Escherichia coli and Klebsiella pneumoniae.

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

The IDSA and WHO regard antimicrobial resistance as one of the greatest threats to human health worldwide. The Review on Antimicrobial Resistance, a global project commissioned by the British government and the Wellcome Trust, reports that at least 700,000 people die each year of drug resistance in illnesses that include bacterial infections. The report predicts that, by 2050, 10 million lives a year worldwide (more people than currently die from cancer) and a cumulative US$100 trillion of economic output are at risk due to the rise of drug-resistant infections. The CDC estimates that at least 2 million people in the United States develop infections due to resistant bacteria resulting in more than 23,000 deaths each year. A 2018 study from the Washington University School of Medicine indicated that the number of deaths would be between 153,113 and 162,044, which suggests that the CDC estimates may be dramatic underestimations. It is estimated that 50% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual healthcare costs for treating drug-resistant bacterial infections in United States alone is calculated at US$21 billion to US$34 billion, with over 8 million additional hospital days. It is for these reasons that we believe there is a critical and pressing need to develop new and novel antibacterial therapies to combat the rise in antibiotic-resistance bacteria.

Anti-Infective Therapeutics Market

The market opportunity for antibiotics is large, with the market estimated to exceed $58 billion in annual sales globally by 2027. Almost one in every five deaths worldwide occurs as a result of infection and, according to the WHO, many bacterial infections will become difficult or impossible to cure as the efficacy of current standard-of-care antibiotics wanes. Despite the advances in antimicrobial and vaccine development, infectious diseases still remain the third-leading cause of death in the United States and the second-leading cause of death worldwide.

The number of new antibiotics approved by the FDA, and other global regulatory authorities has declined consistently over the last two decades. According to an April 2020 report from PEW Charitable Trusts, only 41 new antibiotics (all small molecules that act systemically) with the potential to treat serious or life-threatening bacterial infections are in global clinical development. This is compared with more than 1,100 new product candidates in the drug pipeline for cancer. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We therefore believe there is a need for new approaches to treat serious and life-threatening bacterial infections.

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

Phages have the potential to provide both an alternative to, and a synergistic approach with, antibiotic therapy. Phages offer several differentiating attributes compared to classic antibiotics:

●	Highly specific/selective bactericidal agents, sparing the microbiome. Since each strain of phage generally exploits only a particular bacterial host, phages may be a precision tool to reduce or eliminate specific strains of harmful bacteria without exposing patients to risks of eliminating beneficial bacteria through the use of antibiotics. Such risks could include serious opportunistic infections such as Clostridium difficile infection and vancomycin-resistant enterococcal (VRE) infection.
●	No known toxicities associated with chemical structures. Antibiotic use is often associated with toxicities (e.g. kidneys, bone marrow, hearing). Phages are highly unlikely to carry structural features or be metabolized by the body to produce structural elements that confer chemical toxicities associated with small molecules.
●	Distinct mechanism of bactericidal action. Since phages use different mechanisms of action, their activity is independent of antibiotic resistance and as such could provide much needed therapy for multi-drug resistant infections.
●	Replication competent. It is possible that phage replication at the site of infection facilitates effective dosing.
●	High potential for added functionality through genetic engineering. Phage genomes can be modified to confer benefits that address limitations, if any, that are observed during clinical development. Traits such as host range, burst size and biofilm disruption can be improved. These potential improvements help to assure phage therapeutics efficacy in difficult settings and over time as new isolates emerge.

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

Recently, Western medicine has seen a rise in the clinical evaluation of phages. In the United Kingdom, two early-stage clinical trials of P. aeruginosa phage cocktails showed no adverse effects in patients. One study (Phase 1/2a) demonstrated efficacy in a small trial of 12 patients with chronic multidrug-resistant P. aeruginosa otitis treated with a cocktail of six natural phages. Since 2016, there have been a number of Compassionate Use cases in which patients suffering from various serious or life-threatening infections have been treated with phage therapy under physician-sponsored Emergency Investigational New Drug (“Emergency IND”) Applications with high rates of success and no adverse effects attributable to the therapy. Most notable was the well-documented case in 2016 of Tom Patterson, whose disseminated multidrug-resistant Acinetobacter baumannii infection was successfully treated with phage-based therapeutic cocktails administered intravenously and intraperitoneally. An 82-year-old male with an aortic graft (heart implant) infected with pandrug-resistant P. aeruginosa was successfully treated with a single application of phage, marking Yale University’s first case using phage therapy under Emergency IND. By early 2019, Yale University had treated more than half-a-dozen compassionate use cases, the majority individuals with CF with antibiotic-resistant lung infection. In 2018, a 15-year-old CF patient with a disseminated Mycobacterium abscessus lung infection was treated intravenously with a three-phage cocktail following lung transplantation. That patient’s case represents another milestone for phage therapy – the first person to be treated with genetically modified phages.

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

Target Markets and Medical Need

Pulmonary Bacterial Infections

P. aeruginosa is consistently recognized by the CDC, and other public health agencies, as among the most dangerous and difficult-to-treat pathogens associated with significant impacts on health, quality of life, and economic burden. Regular standard-of-care antibiotics treatments often fail to completely eradicate the pathogen, and the problem is further complicated by rising rates of antibiotic resistance due to a growing number of multidrug-resistant isolates emerging, particularly with long term use. P. aeruginosa is particularly problematic for CF patients given that their already compromised immune system leads to chronic infections. In addition to CF lung infections, P. aeruginosa is responsible for other respiratory infections with high unmet medical need, including NCFB and hospitalized pneumonia.

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

Non-Cystic Fibrosis Bronchiectasis

NCFB is a chronic respiratory disease affecting more than 110,000 people in the United States and 200,000 people in Europe, characterized by recurrent respiratory infections that lead to a vicious cycle of impaired mucociliary clearance, chronic infection, bronchial inflammation, and progressive lung function loss. P. aeruginosa is the most prevalent pathogen responsible for these recurrent infections. It is found in approximately 30% of cases and is associated with enhanced disease progression, including poorer lung function and lower quality of life, more frequent exacerbations, 7-fold increase in hospitalizations, and 3-fold increase in death. NCFB patients frequently become chronically colonized with multidrug-resistant strains of P. aeruginosa because of the need for repeated courses of antibiotic treatment. There are currently no approved antibiotics to manage chronic P. aeruginosa infection in NCFB patients.

Hospitalized Pneumonia

Hospital-acquired pneumonia and ventilated-associated pneumonia is one of the most common causes of death among all hospital‐acquired infections, with approximately 300,000 hospitalization each year in the United States due to Pseudomonas. Infection with Pseudomonas results in mortality rates ranging as high as 35‐50%, drives considerable healthcare costs (excess of $40,000 per patient), and accounts for around 50% of all intensive care unit antibiotics.

Staphylococcus aureus Infections

Bacteremia

Bacteremia is a bacterial infection of the bloodstream. A common diagnosis, the CDC estimates that up to 1.7 million people in the U.S. develop bacteremia each year. S. aureus is the most commonly identified pathogen in both hospital- and community-acquired blood stream infections. Annually in the U.S. there are approximately 200,000 hospitalizations for S. aureus bacteremia (“SAB”). Despite conventional antibiotics, mortality in SAB results in death of up to 40% of all cases and 57% of patients over the age of 85. Patients with comorbidities such as alcoholism, malignancy, diabetes, end-stage renal disease requiring hemodialysis, and immunosuppression are at even higher risk for death when SAB develops. Age-adjusted mortality assessments show that SAB mortality is higher than that of AIDS, tuberculosis, or viral hepatitis, and comparable to mortality rates for breast or prostate cancer. Outcomes are even poorer for SAB due to methicillin-resistant S. aureus (MRSA), classified as a serious threat to global health by the CDC and a high priority threat by the WHO, with higher rates of complications and increased mortality as compared to methicillin-susceptible S. aureus (MSSA). Average hospital costs to patients with nosocomial SAB ranges between $40,000 (MSSA) and $114,000 (MRSA). Treatment failures are common in SAB, with highest rates due to MRSA. These failures can be attributed in part to poor penetration of some tissues by antibiotics, slow onset of bactericidal effects, emerging resistance patterns, and biofilm formation. While biofilms can render traditional antibiotics ineffective, phages may have the ability to penetrate the biofilm allowing rapid and efficient infection of the host and amplification at the site of infection. Daptomycin (approved in 2005; based on clinical cure rates of less than 50%) and vancomycin are the only two antibiotics with label indications in the U.S. for the treatment of SAB, and the emergence of drug-resistant S. aureus isolates, including to these two standard of care drugs, represents a major threat in terms of increasing morbidity, mortality and health care utilization.

Prosthetic Joint Infection

The total number of prosthetic joint infection (“PJI”)-related revision surgeries is expected to more than double from 70,000 in 2020 to 144,000 in 2040 in the United States and European Union Five (France, Germany, Italy, Spain, United Kingdom), at an annual growth rate of 5.6% due to a growing elderly population. The United States is the largest market for PJI, accounting for 61% of PJI-related revision surgery in 2020 (71% by 2040) each estimated to cost $150,000. S. aureus PJI infections are among the most commonly observed, accounting for up to 47% of all infections. PJI caused by biofilm-forming bacteria, such as S. aureus, is challenging to treat and requires both surgery and long-term antibiotic use. Lack of efficacy against biofilms is a common cause of re-infection or treatment failure in PJI. Moreover, growing antibiotic resistance complicates treatment strategies and antibiotic choice for the treatment of PJI. Phage therapy has been successful in patients who have failed conventional antibiotic treatment, including two 2020 case studies in which phage were administered by intravenous or intraarticular routes and shown to be generally well tolerated.

Platform Technologies

Proprietary Synthetic Phage Platform

Phages, natural predators of bacteria, have been in an uninterrupted battle for millions of years – evolving to kill or evade. These powerful natural phages can be purposely engineered to be more efficient killers. The use of synthetic biology tools enables us to precisely engineer natural phages in ways that further improve their pharmacological properties and antimicrobial activity, with the potential to create supercharged synthetic phages that, once marketing authorization is obtained, can be deployed in the clinic as highly effective weapons in the fight against multidrug-resistant bacterial infections. Engineering natural phages may broaden their host range, minimize resistance and improve efficacy through the expression of beneficial moieties such as biofilm-degrading enzymes and antimicrobial peptides.

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

Formulation Development and Chemistry, Manufacturing, and Controls (CMC):

We have developed and acquired highly skilled process development and phage manufacturing expertise to manage our proprietary platforms with proven capabilities from the bench to clinic. Our research and development facilities are equipped with cGMP compliant manufacturing suites enabling the production, purification and testing and release of clinical trial material.

Preclinical and Clinical Development Programs

Overview

We are committed to developing novel phage therapies, with drug development expertise and product development capabilities that span bench to clinic, including in-house phage-specific cGMP manufacturing. Our phage discovery platform in which we screen panels of clinically-relevant isolates against our extensive phage library utilizing proprietary methods that identify phage combinations with superior attributes, together with our phage-specific cGMP compliant manufacturing facilities, uniquely enables us to efficiently identify optimal product candidates. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management.

Our therapeutic phage candidates aim to address areas of significant unmet medical need, by targeting key drug-resistant bacteria, including those on the World Health Organization’s global priority pathogens list, and the priority pathogens list issued by the Centers for Disease Control and Prevention. The long-term potential for phage therapy is broad reaching, including potential use as front-line therapy. However, first indications will be as adjunct therapy in indications with high unmet need, which demands careful patient population selection to assure that a treatment effect with the phage cocktail can be observed over and above the efficacy of standard-of-care antibiotics.

We are developing and advancing a broad pipeline of natural and synthetic phage candidates, including clinical candidates for P. aeruginosa and S. aureus, two bacterial pathogens known to have significant morbidity and mortality despite standard-of-care antibiotic usage. P. aeruginosa and S. aureus are causative agents for difficult-to-treat infections: P. aeruginosa, with its mucoid and multidrug-resistant strains, is a dominant culprit in chronic respiratory infections in CF and NCFB patients as well as acute pneumonias in hospitalized patients; S. aureus, with its heteroresistant and methicillin-resistant S. aureus (MRSA) strains, has been implicated in systemic (e.g., bacteremia) as well as prosthetic-related infections. By advancing randomized controlled clinical trials using P. aeruginosa and S. aureus natural phage cocktails, Armata will gain experience treating site-specific as well as systemic infections.

We believe our cGMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for our clinical trials through a potential biologics license application filing and potential approval.

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Historical Background

AP-PA02 is being developed as a replacement for its predecessor AP-PA01 (previously known as AB-PA01). A total of 10 patients with serious or life-threatening P. aeruginosa infections not responding to antibiotic therapy were treated with AP-PA01, along with antibiotics, under single-patient expanded access programs in the United States (authorized under Emergency INDs by the FDA) and in Australia (authorized under the Special Access Scheme by the Australian Therapeutic Goods Administration). The treated patients’ infections included bacteremia, native and prosthetic valve endocarditis, recurrent pneumonia (CF, post-transplant), ventilated-associated pneumonia, prosthetic joint infection, ventricular assist device infection, and septicemia due to burns. Investigators concluded that intravenous and nebulized administration of AP-PA01 was well-tolerated with no treatment-related serious adverse events. One of these cases was published in August, 2019, in the peer-reviewed journal Infection, after AP-PA01 was used to successfully treat a CF patient who had developed a multidrug-resistant P. aeruginosa infection. Another success with AP-PA01, used to treat a 77-year-old with ventilated-associated pneumonia and empyema, was published in November, 2019, in the American Journal of Respiratory and Critical Care Medicine. We no longer offer AP-SA01 through any expanded access program.

In August 2018, we held a Type B pre-IND meeting with the U.S. FDA regarding a proposed Phase 1/2 clinical study of AP-PA01 for the treatment of P. aeruginosa respiratory infections (ventilated-associated pneumonia). Feedback from the FDA in September 2018 included: agreement on product specifications, manufacturing and analytical plan, and a stability program. Furthermore, the FDA noted that preclinical toxicology studies are not required for AP-PA01 to enter clinical development.

Human exposure through treatment of single patients with AP-PA01 under the expanded access program has been helpful in demonstrating the promise of phage therapy. Feedback from the pre-IND meeting has been insightful for the regulatory path required for phage therapeutics in general, and specifically for a phage product candidate intended for respiratory infection. We therefore have leveraged our experiences with AP-PA01 to derive a development plan for AP-PA02.

Preclinical Development of AP-PA02

AP-PA02 is one example of the novel candidates to emerge from our robust research and development capabilities, and significantly improves upon our original P. aeruginosa phage product candidate, AP-PA01. A series of selection criteria and different methods were deployed, including bioinformatics and comparative genomics, in order to identify optimal attributes for a product candidate. We have engaged in preclinical studies to determine pharmacological and toxicological parameters to confirm therapeutic potential in the clinic. In parallel, we initiated manufacturing feasibility and process optimization efforts with the goal of achieving high-quality phage product free of endotoxin and host cell proteins whilst maintaining adequate phage titers. AP-PA02 is comprised of a cocktail of natural P. aeruginosa phages originating from distinct families and subfamilies, targeting multiple receptor classes, functioning with compatibility (i.e., the phages don’t interfere with one another) and cooperativity (i.e., the phages work together for a better outcome), and further characterized by being highly potent and having a broad host range and overlap. AP-PA02 demonstrates broad coverage against approximately 90% of tested clinical isolates.

Preclinical highlights of AP-PA02 include:

●	Significantly reduced P. aeruginosa biofilm mass in vitro within 4 hours of a low-dose application;
●	Persisted in the lung after intranasal instillation;
●	Systemic exposure after intranasal instillation is limited;
●	Significantly decreased mortality in a murine model of acute P. aeruginosa lung infection;
●	Components are stable in blood and sputum;
●	Not antagonistic with tobramycin nor aztreonam; and
●	Components maintain activity in the presence of other CF therapies.

We have developed AP-PA02 as a sterile liquid formulation, suitable for delivery by inhalation and intravenous administration. Clinical trial material of AP-PA02 is manufactured under cGMP at our production facility in Marina del Rey, California, to support the required regulatory filing(s) for clinical entry in the United States. Potency of drug substance currently supports doses up to approximately 1x1011 PFU (plaque forming units) per mL, and endotoxin levels are well within specifications for an intravenous product.

Clinical Development of AP-PA02 in Cystic Fibrosis

AP-PA02 product candidate is currently in clinical development. On October 14, 2020, Armata received approval for the study to proceed from the FDA for its Investigational New Drug (“IND”) to initiate the “SWARM-P.a.” study – a Phase 1b/2a, multi-center, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection. Primary Endpoints (SAD and MAD) will include incidence and severity of treatment-emergent, adverse events. Secondary Endpoints (MAD) will include changes in P. aeruginosa colony-forming units (CFU). We will look at clinical parameters as a part of exploratory endpoints for the SAD and MAD cohorts. The study is designed to include a total of approximately 48 subjects in multiple U.S.-based sites. We anticipate generating topline data from the MAD portion of the study in 2022.

The SWARM-P.a. study is supported by the CFF, which in March 2020 granted us a Therapeutics Development Award of up to $5.0 million.

With positive outcomes from this first study, SWARM-P.a., we plan to initiate follow-on studies that will investigate the efficacy of AP-PA02 in chronically-infected patients and patients with primary/early intermittent infections. Our ultimate goal is to bring AP-PA02 to the CF community at large as a new FDA-approved novel therapy to treat airway P. aeruginosa infections and improve the long-term health of people with CF.

Exploring Additional Clinical Indications for Our P. aeruginosa Phage Product Candidates

In addition to pursuing lung infections in CF patients, we have begun charting the appropriate clinical and regulatory paths for other respiratory infections with high unmet clinical need, such as in NCFB patients as well as acute pneumonias in hospitalized patients.

We intend to optimize P. aeruginosa phage product candidates for the treatment of each of these indications. Our clinical candidate for pneumonia, AP-PA03, took advantage of our collection of relevant P. aeruginosa clinical isolates and our expanded phage library. AP-PA03 is comprised of a cocktail of natural P. aeruginosa phages originating from distinct genera, targeting multiple receptor classes, functioning with compatibility and cooperativity, and further characterized by being highly potent and having a broad host coverage against approximately 90% of tested clinical isolates. We expect AP-PA03 to enter process development in the first half of 2021. We do not anticipate clinical development of AP-PA02 for NCFB until such time that we can evaluate the results of the CF SWARM-P.a. study.

We plan to obtain regulatory approval to initiate clinical studies for NCFB and/or for pneumonia in 2021 or 2022.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Historical Background

AP-SA02 is being developed as a more advanced version of its predicate AP-SA01 (previously known as AB-SA01).

The therapeutic potential of AP-SA01 has been demonstrated through:

●	Efficacy in murine methicillin-resistant and methicillin-susceptible S. aureus pneumonia models, and sheep sinus biofilm model
●	Demonstration of safety and tolerability in two completed investigator-initiated Phase 1 studies (topical administration: intact skin of healthy adults; intrasinal administration: patients suffering from S. aureus-derived chronic rhinosinusitis).

●	More recently, AP-SA01 was provided for use under single-patient expanded access programs in the United States (Emergency INDs, per the Food and Drug Administration) or Australia (Special Access Scheme, per the Australian Therapeutic Goods Administration). A total of 18 patients with serious or life-threatening S. aureus infections (including bacteremia, endocarditis, ventricular-assist device infection, prosthetic joint infection) not responding to standard-of-care antibiotic therapy were treated with AP-SA01. AP-SA01 was administered intravenously, with most patients treated for 14 days, every 12 hours as an adjunct to antibiotic therapy. Investigators concluded that intravenous administration of AP-SA01 was well-tolerated with no treatment-related serious adverse events. We no longer offer AP-SA01 through any expanded access program.

Human exposure through treatment of single patients with AP-SA01 under the expanded access program has been helpful in demonstrating the promise of phage therapy and warrants further study to support safety and efficacy through randomized controlled trials required to support registration. Feedback from a Type B pre-IND meeting with the FDA in August 2018 has been insightful for the regulatory path required for phage therapeutics in general, and specifically for a phage product candidate intended for systemic delivery. We therefore have leveraged our experiences with AP-SA01 to derive a development plan for AP-SA02.

Product Optimization: Development of AP-SA02

AP-SA02 is a novel biologic product candidate comprising natural lytic phages that target the problematic pathogen, S. aureus.

Preclinical highlights of AP-SA02 include:

●	Coverage of more than 90% of clinical isolates tested, including against drug-resistant isolates (MRSA: methicillin-resistant S. aureus and VRSA: vancomycin-resistant S. aureus);
●	Efficiency of plating and plaque morphology reflect strongly potent component phages. Potency further demonstrated by the failure of attempts to obtain phage-resistant bacteria;
●	Component phages are stable and retain infectivity after exposure to relevant biological fluids (blood and plasma);
●	Penetrates pre-existing biofilms;
●	Additive, indifferent, or synergistic effects in combination with vancomycin; no antagonistic effects noted; and
●	Maintains activity in the presence of current standard-of-care anti-staphylococcal antibiotics.

We have developed AP-SA02 as a sterile solution, suitable for delivery by intravenous administration. Feasibility batches of AP-SA02 have been completed meeting all intended specifications. Verification batches are advancing with quality control data expected to support regulatory filings. Potency of drug substance supports doses up to at least 1x109 PFU (plaque forming units) per phage, and endotoxin levels are well within specifications for an intravenous product. Clinical trial material of AP-SA02 will be manufactured under cGMP at our production facility in Marina del Rey, California, to support the required regulatory filing(s) for clinical entry in the United States and ex-U.S.

Clinical Development of AP-SA02 in Bacteremia

We plan to file an IND application with the FDA in 2021, and, upon regulatory clearance, initiate a first-in-man Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple-ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 as an adjunct to best available antibiotic therapy compared to best available antibiotic therapy alone for the treatment of adults with complicated bacteremia due to S. aureus. The objectives of this study are to: (i) demonstrate safety and tolerability of multiple different dose levels of AP-SA02; (ii) evaluate optimal dosing through safety, pharmacokinetics and microbial efficacy; and (iii) explore efficacy through evaluation of key meaningful endpoints. We anticipate conducting the study at sites in the United States and also at sites abroad.

The Phase 1b/2a study will be partially funded by a $15.0 million award from the DoD through the Medical Technology Enterprise Consortium (“MTEC”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program.

Data from this Phase 1b/2a study will be invaluable for a follow-on trial that will be designed to demonstrate of efficacy of AP-SA02 in treating S. aureus bacteremia. We anticipate findings from this Phase 1b/2a study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase-2 meeting with the FDA that enables us to obtain agreement on a path to approval.

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as prosthetic joint infection (“PJI”), for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in this indication, particularly PJIs caused by methicillin-resistant S. aureus (“MRSA").

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

Engineered Phage-Based Diagnostic

We are developing a diagnostic test that, once fully developed, will help us to rapidly and accurately identify patients for future clinical trials and we believe will be useful in the commercialization of our phage product candidates. These tests are deigned to drive early use of our therapeutic phage in a treatment paradigm by identifying patients who are most likely to benefit. For example, those patients who are infected with a bacterial isolate that is sensitive to our particular therapeutic phage, and to monitor response to treatment with our particular therapeutic phage. The test is designed to be highly sensitive and to identify colonized patients even before a diagnosis of infection has been given by the treating physician.

Discovery Research

In addition to developing our more advanced pipeline programs described above, we continue phage discovery efforts by screening other interesting bacterial targets against our phage library in order to further expand our pipeline. Klebsiella pneumoniae phage, for example, is a potentially important addition to treatment options for serious lung infections. An outbreak of ventilator-associated pneumonia caused by a new emerging hypervirulent K. pneumoniae strain led to the death of five patients in the intensive care unit of a hospital in China (Lancet Infect. Dis.; Volume 18:1, Jan 2018).

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

Manufacturing

We produce clinical quantities of each of our bacteriophage product candidates at our cGMP-compliant manufacturing facility in Marina del Rey, California. This facility, which serves as our headquarters, has approximately 35,500 square feet of laboratory and office space, including 5,600 square feet of cGMP laboratory space, designed to produce clinical quantities of each of our product candidates and to perform in-house Quality Control testing. We operate in-house process development activities through to production, purification, formulation, and release of our therapeutic phage cocktails for use in human clinical trials. Our facility is licensed by the California Department of Public Health (“CDPH”) for drug manufacturing, and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. The facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations. Our facility is staffed with an independent Quality Unit and Manufacturing and Facilities personnel trained under cGMPs. We believe this facility will be sufficient to meet our manufacturing needs through our Phase 3 clinical trials.

Our current formulations for our P. aeruginosa and S. aureus phage product candidates are intended for inhaled and intravenous delivery, both requiring our drug products to be sterile. Our Marina del Rey facility is capable of manufacturing sterile drug products, utilizing ISO-certified cleanrooms and ISO 5-certified biological safety cabinets. The facility also houses an ISO 5-certified closed system isolator. We may further optimize future formulations of our product candidates which may or may not require assurance of sterility.

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

Bacteriophage Patent Portfolio

As of January 14, 2021, we owned or had exclusive license rights to a total of 121 patents and applications: 11 U.S. patents, 7 U.S. non-provisional patent applications, 2 U.S. provisional applications, 62 foreign patents, and 39 foreign patent applications, with nominal expiration on various dates between 2024 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug discovery, development and commercialization to:

●	discover and develop medicines that are differentiated from other products in the market;
●	obtain patent and/or proprietary protection for our products and technologies;

●	obtain required regulatory approvals;
●	obtain a commercial partner;
●	commercialize our drugs, if approved; and
●	attract and retain high-quality research, development and commercial personnel.

Key factors affecting the success of any approved product include its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs.

The majority of phage companies are focused on aspects outside of human health such as agriculture, food, environmental, veterinary, biocontrol, manufacturing, and diagnostics. There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. To our knowledge, several biotechnology companies in the United States and Europe, including Adaptive Phage Therapeutics, Pherecydes Pharma, BiomX Inc., Intralytix, Inc., Locus Biosciences, Inc., PhagoMed Biopharma GmbH, TechnoPhage, SA, Felix Biotechnology, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

Our bacteriophage programs may compete with or be synergistic with currently approved antibiotics, and experimental approaches such as novel antibiotics, antimicrobial peptides, antimicrobial vaccines, metals, antisense, monoclonal antibodies and possibly microbiome manipulation.

Sales and Marketing

We have full worldwide commercial rights to all of our phage-based product candidates to treat drug-resistant bacterial infections, including our product candidates: AP-PA02 and AP-PA03 for the treatment of P. aeruginosa infections, and AP-SA02 for the treatment of S. aureus infections. We believe we can maximize the value of our company by retaining substantial global commercialization rights to these product candidates and, where appropriate, entering into partnerships to develop and commercialize these product candidates.

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

Strategic Alliances and Research Agreements

MTEC Grant

On June 15, 2020, we entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to us through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

Upon license or commercialization of intellectual property developed with the funding from the MTEC Agreement, additional fees will be due to MTEC.  We will elect whether to (a) pay a fixed royalty amount, which is subject to a cap based upon total funding received, or (b) pay an additional assessment fee, which would also be subject to a cap based upon a percentage of total funding received.

The MTEC Agreement will be effective through January 25, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from either party. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by Armata.

CFF Therapeutics Development Award

On March 13, 2020, we entered into an award agreement (the “Agreement”) with CFF, pursuant to which we received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of our Phase 1b/2 clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with CF.

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. The remainder of the Award will be paid to us incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2 clinical trial of AP-PA02, as set forth in the Agreement.

If we cease to use commercially reasonable efforts directed to the development of AP-PA02, or any other Product (as defined in the Agreement), for a period of 360 days (an “Interruption”) and fails to resume the development of the Product after receiving from CFF notice of an Interruption, then we must either repay the amount of the Award actually received by the Company, plus interest, or grant to CFF (1) an exclusive (even as to Armata), worldwide, perpetual, sublicensable license under technology developed under the Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide, perpetual, sublicensable license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field.

Upon our commercialization of any Product, we will owe a fixed royalty amount to CFF, which is to be paid in installments determined, in part, based on commercial sales volumes of the Product. We will be obligated to make an additional fixed royalty payment upon achieving specified sales milestones. We may also be obligated to make a payment to CFF if we transfer, sell or license the Product in the CF Field, or if we enter into a change of control transaction.

 The term of the Agreement commenced on March 10, 2020 and expires on the earlier of the date on which we have paid CFF all of the fixed royalty payments set forth therein, the effective date of any license granted to CFF following an Interruption, or upon earlier termination of the Agreement. Either CFF or Armata may terminate the agreement for cause, which includes our material failure to achieve certain development milestones. Our payment obligations survive the termination of the Agreement.

Facilities

Our corporate headquarters are located in Marina del Rey, California, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing. The manufacturing space consists of two ISO-certified cleanrooms capable of production, purification, drug product formulation and aseptic filling of drug product. The QC laboratory contains qualified analytical instruments to support the testing and release of clinical trial material. The facility is licensed by the California Department of Public Health (“CDPH”) for drug manufacturing, and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. Armata’s facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations.

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

United States Product Development Process

The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable FDA requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements (“GLP”) or other applicable regulations;
●	Submission to the FDA of an IND application, which must be granted before human clinical trials may begin in the United States or internationally if submitting results to the FDA;
●	Performance of adequate and controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use or uses;
●	Submission to the FDA of a Biologics License Application (“BLA”) for a new biological product;
●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	Potential FDA inspection of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and
●	FDA’s approval of the BLA which must occur before a biological product can be marketed or sold in the United States.

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

The strategies, nature, and technologies of bacteriophage products are different from those of conventional antibiotic therapy products. From the regulatory requirements established to ensure the safety, efficacy and quality of bacteriophage preparations, there are several major points to consider during the development, manufacturing, characterization, preclinical study and clinical trial of bacteriophage products. The major issues include:

●	Phage preparation design (single agent versus phage mixes and wild-type phage versus genetically engineered phage);
●	Proof of concept in development of phage products;
●	Selectivity of bacteriophage replication and targeting to specific species of bacteria;
●	Relevant animal models in preclinical studies; and
●	Clinical safety and efficacy.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects and tested primarily for safety and dosage tolerance. Absorption, metabolism, distribution and excretion may also be tested.
●	Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
●	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA and other regulatory authorities for approval of a marketing application.

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

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;
●	federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Expedited Development and Approval

Mechanisms are in place in many jurisdictions that allow an earlier approval of the drug so that it reaches patients with unmet medical needs earlier. The European Union, for example, has instituted several expedited approval mechanisms including two mechanisms that are specific to the centralized procedure:

●	the accelerated approval: the EMA may reduce the maximum timeframe for the evaluation of an MAA from 210 days to 150 days when the future medicinal product is of major interest from the point of view of public health, in particular from the viewpoint of therapeutic innovation; and
●	the conditional marketing authorization: as part of its marketing authorization process, the European Commission may grant marketing authorizations on the basis of less complete data than is normally required.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

●	the risk/benefit balance of the medicinal product is positive;

●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	unmet medical needs will be addressed; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

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

Biosimilars may be approved through an abbreviated approval pathway after the expiration of the eight-year data exclusivity period and may be marketed after the 10- or 11-year market protection period. The approval of biosimilars requires the applicant to demonstrate similarity between the biosimilar and the biological medicinal product and to submit the non-clinical and clinical data defined by the EMA. The biosimilar legal regime has been mainly developed through EMA’s scientific guidelines applicable to categories of biological active substances. Unlike in the United States, interchangeability is regulated by each member state.

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

Employees and Human Capital

As of March 1, 2021, we had 59 full-time employees and three part-time employees. Of the 59 full-time employees, 52 were engaged in research and development activities and seven employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

Diversity and Inclusion

We are committed to our continued efforts to increase diversity and foster an inclusive work environment. We recruit the best qualified employees regardless of gender, ethnicity, or other protected traits and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. We continue to enhance our diversity, equity and inclusion policies that are guided by our executive leadership team.

Workforce Health and Safety

In response to the COVID-19 pandemic in 2020, we instituted a remote work protocol to help ensure the safety of our employees, our community, and to adhere to federal, state, and local requirements and the CDC recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We did not implement any furlough, layoff, or salary reductions during this time. We continue to evaluate our ability to operate in light of recent resurgences of COVID-19 and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, third parties with whom we collaborate, and our stockholders.

Compensation and Benefits

We believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain qualified personnel. In addition to cash compensation, we provide equity compensation, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

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

Item 1A.     RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, the global economic climate and effects of the COVID-19 pandemic may amplify many of the risks described below or their impact on us.

Summary of Risk Factors

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations.
●	We will need to raise additional capital to support our operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable,
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;

●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation;
●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;
●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates;
●	We must manage a geographically dispersed organization;
●	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;
●	We are dependent on patents, trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;

●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;
●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile; and
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks Related to Our Financial Condition and Need for Additional Capital

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

The audited financial statements and accompanying notes thereto included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2020 and 2019 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2020, we had cash and cash equivalents of $9.6 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

On March 27, 2020, we completed a private placement (“2020 Private Placement”) transaction in which we sold to Innoviva a total of 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. The 2020 Private Placement was closed in two tranches for total aggregate gross proceeds of $25.0 million.

On January 26, 2021, we entered into the 2021 Securities Purchase Agreement in connection with the 2021 Private Placement. See the section entitled “Business—Recent Developments” for a description of the 2021 Private Placement.

While we believe that our existing resources including the proceeds from the 2021 Private Placement will be sufficient to fund our planned operations into the first quarter of 2022, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

As of December 31, 2020, our accumulated deficit was $179.7 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2020 and 2019, we had losses from operations of $21.6 million and $19.8 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

On June 15, 2020, we entered into the “MTEC Agreement”, pursuant to which we have started to receive a $15 million grant and have entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of December 31, 2020, we had cash and cash equivalents of $9.6 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AP-SA02 for the treatment of S. aureus infections, and the initial formulations of AP-PA02 for the treatment of P. aeruginosa infections in CF patients. There can be no assurance that these initial formulations will be the final formulations of AP-SA02 or AP-PA02 for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

We are developing novel manufacturing processes for our product candidates at our facility in Marina Del Rey (near Los Angeles), California. The manufacturing processes for our product candidates, and the scale up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. The manufacture of our product candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we were to encounter any of these difficulties, our ability to provide our products to patients in our clinical trials or to commercially launch a product would be jeopardized. Any delay or interruption could postpone the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

Any delay in the development or scale up of these manufacturing processes could delay the start of clinical trials and harm our business. In the event our facility in Marina Del Rey does not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate.

Our manufacturing facility will be subject to ongoing periodic inspection by the FDA for compliance with cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our products, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if we fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.

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

We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, manufacturing, and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Our success will depend on our ability to retain and motivate personnel and hire additional qualified personnel when required, including personnel with expertise in clinical trials, government regulation, cGMP manufacturing, and other areas. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We also face competition from other more well-funded and well-established businesses, and we may also be viewed as a riskier choice from a job stability perspective due to our relative newer status than longer existing biotech and pharmaceutical companies. If we are unable to attract and retain key personnel and advisors, it may negatively affect our ability to successfully develop, test, commercialize and market our products and product candidates.

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

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $110.5 million

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We use third parties, such as clinical research organizations, to assist in conducting our clinical trials. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit Biologics License Applications, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

       Following the second closing of the 2021 Private Placement, Innoviva holds approximately 59.6% of our outstanding shares and 14,864,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 74.7% of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of December 31, 2020, we had outstanding common warrants to purchase an aggregate of 10,547,618 shares of our common stock at a weighted-average exercise price of $4.53 per share. As of December 31, 2020, in-the-money warrants included warrants issued to Innoviva during 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 1,668,926 shares of our common stock at a weighted-average exercise price of $6.30 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

General Risk Factors

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

Our corporate headquarters are located in Marina del Rey, California, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing.

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

Item 3.     LEGAL PROCEEDINGS

From time to time, we may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject us to costly legal expenses and, while management generally believes that there is adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We are currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE American under the symbol “ARMP.”

Holders of Common Stock

As of March 5, 2021, there were 115 holders of record of our common stock. As of such date, there were 20,622,065 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

2020 Private Placement

On January 27, 2020, we entered into a Securities Purchase Agreement with Innoviva (the “2020 Securities Purchase Agreement”), pursuant to which we agreed to issue and sell to Innoviva, in the 2020 Private Placement, 8,710,800 newly issued shares of our common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock (“Common Unit”) at $2.87 per share. The 2020 Private Placement occurred in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 Common Units in exchange for an aggregate gross cash payment of approximately $2.8 million. On March 27, 2020, the second closing occurred subsequent to shareholder approval, at which time Innoviva purchased 7,717,661 Common Units in exchange for aggregate gross proceeds of $22.2 million.

Registration Rights Agreement and Investor Rights Agreement

As part of the First Closing of the 2020 Private Placement, we entered into a registration rights agreement (the “2020 Registration Rights Agreement”) and an investor rights agreement (the “Investor Rights Agreement”) with Innoviva. Pursuant to the 2020 Registration Rights Agreement, we filed a registration statement on Form S-3 on April 1, 2020, which was declared effective on April 8, 2020, covering the resale of the securities issued and sold pursuant to the 2020 Securities Purchase Agreement with the Commission on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Investor Rights Agreement provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate two (2) directors to our board of directors, and for so long as Innoviva and its affiliates hold at least 8% but less than 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate one (1) director, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate in future offerings of equity securities by Armata. The Investor Rights Agreement was subsequently amended and restated by the A&R IRA.

2021 Private Placement

On January 26, 2021, we entered into the 2021 Securities Purchase Agreement with Innoviva, pursuant to which we agreed to issue and sell to Innoviva, in the 2021 Private Placement, 6,153,847 newly issued shares of our common stock and warrants to purchase 6,153,847 shares of common stock, with an exercise price per share of $3.25. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $3.25 per share. See the section entitled “Business—Recent Developments” for a description of the 2021 Private Placement, which is incorporated by reference herein.

Item 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2020	2019
Statement of Operations Data:
Grant revenue	$823,000	$—
Loss from operations	$(21,587,000)	$(19,752,000)
Net loss	$(22,181,000)	$(19,479,000)
Net loss per share, basic	$(1.35)	$(2.49)
Shares used in computing net loss per share, basic	16,415,012	7,827,197
Net loss per share, diluted	$(1.35)	$(2.55)
Shares used in computing net loss per share, diluted	16,415,012	8,009,909

	As of December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$9,649,000	$6,033,000
Working capital	4,141,000	1,776,000
Total assets	39,516,000	25,451,000
Total liabilities	20,659,000	10,858,000
Accumulated deficit	(179,702,000)	(157,521,000)
Total stockholders’ equity	$18,857,000	$14,593,000

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

Statements contained in this Annual Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2022, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics which are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific cGMP manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including phage-based diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

We are developing and advancing our lead clinical phage candidate for P. aeruginosa. On October 14, 2020, Armata received the approval to proceed from the FDA for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial. This study is supported by the CFF, which granted us a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for S. aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that COVID-19 disease has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program in 2021, using our phage-based candidate, AP-SA02, for the treatment of adults with complicated S. aureus bacteremia.

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

We are committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2020, we had an accumulated deficit of $179.7 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in the fourth quarter of 2020.

The full extent of the COVID-19 pandemic impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the development and distribution of vaccines and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021 or 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections, combined with the seasonal flu.

Recent Events

On January 26, 2021, we entered into the 2021 Securities Purchase Agreement in connection with the 2021 Private Placement. See the section entitled “Business—Recent Developments” for a description of the 2021 Private Placement, which is incorporated herein by reference.

The Company received aggregate gross proceeds from the 2021 Private Placement of approximately $20.0 million, before deducting transaction expenses, and excluding proceeds (if any) received in connection with the exercise of any warrants.

Results of Operations

As a result of the Merger, C3J was considered the accounting acquirer of AmpliPhi because C3J’s shareholders retained a majority control of ownership of the combined company subsequent to the Merger; therefore, the historical financial statements presented herein prior to the closing of the Merger are the historical financial statements of C3J.

Comparison of year ended December 31, 2020 and 2019

Grant Revenue

We recognized $0.8 million of grant revenue during the year ended December 31, 2020, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of S. aureus bacteremia infections. We invoice MTEC on a monthly basis for eligible costs incurred under the grant agreement.

Research and Development

Research and development expenses for the year ended December 31, 2020 and 2019 were $14.4 million and $9.8 million, respectively. The net increase of $4.6 million was partially due to a $2.3 million increase of clinical trial and laboratory supply expenses in connection with our clinical trial of the AP-PA02 program, a $1.6 million increase in payroll and related expenses due to increased headcount during 2020, a $0.4 million increase in regulatory costs, a $0.4 million net increase in facility and maintenance costs and a reduction of $0.3 million in research and development consulting expenses. Also included in research and development expenses for the year ended December 31, 2020 was $1.0 million of CFF Award accounted for as offset to research and development expenses. Research and development expenses for the year ended December 31, 2019 included a credit of $1.3 million for Australian tax rebates received in 2019.

General and Administrative

General and administrative expenses for the year ended December 31, 2020 and 2019 were $8.0 million and $9.3 million, respectively. The net decrease of $1.3 million was primarily due to a $1.2 million decrease in share-based compensation, a $1.0 million decrease of professional expenses due to merger related expenses in the year ended December 31, 2019, offset by a $0.3 million increase in insurance costs, and a $0.4 million increase in payroll, incentive compensation and related expenses.

Loss on sale of assets

Loss on sale of available-for-sale assets of $0.7 million during the year ended December 31, 2019 represented the excess of carrying value of Slovenia net assets sold over proceeds received. The loss primarily related to fixed assets sold and accordingly, there was no impact on cash and cash equivalents from this transaction.

Other Income (Expense)

For the year ended December 31, 2020 and 2019, we recorded noncash interest expense of $0.6 million and $0.9 million as a result of interest accretion on the time-based cash payments due in connection with the SGI asset acquisition. The decrease of $0.3 million was primarily related to a reduced balance due to SGI as a result of a cash payment of $1.0 million in January 2019 and $1.0 million in January 2020.

For the year ended December 31, 2019, we recorded a noncash gain of $1.1 million upon the settlement of the derivative liability as a result of the issuance of equity in connection with the SGI asset acquisition coinciding with the closing of the Merger. See Note 11 to our consolidated financial statements.

Income Taxes

There was no income tax expense or benefit for the year ended December 31, 2020 or December 31, 2019.

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 was $18.3 million, as compared to $15.6 million for the year ended December 31, 2019. The increase of $2.7 million was due to a $2.7 million increase in net loss, $1.3 million net decrease in non-cash adjustments to cash used in operating activities, offset by a $1.3 million net decrease in operating assets and liabilities.

Investing activities

Net cash used in investing activities of $0.8 million for the year ended December 31, 2020 was related to purchases of property and equipment. Cash provided by investing activities was $2.9 million for the year ended December 31, 2019, primarily due to $3.0 million of cash acquired in connection with the Merger, offset in part by net capital equipment purchases of $0.1 million.

Financing activities

Net cash provided by financing activities was $23.2 million for the year ended December 31, 2020, which was primarily comprised of $22.9 million net proceeds raised from the 2020 Private Placement transaction with Innoviva, $0.7 million proceeds from the PPP loan, and $0.2 million proceeds received from warrant and employee stock option exercises, offset by a payment of $0.6 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

Net cash of $9.0 million provided by financing activities for the year ended December 31, 2019 was comprised of net cash proceeds of $10.0 million from a common stock sale coinciding with the Merger, offset by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

Liquidity, Capital Resources and Financial Condition

We have prepared our consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception and have negative operating cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern. Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On January 26, 2021, we entered into the 2021 Securities Purchase Agreement in connection with the 2021 Private Placement. See the section entitled “Business—Recent Developments” for a description of the 2021 Private Placement, which is incorporated herein by reference.

Management believes our existing cash resources and including the proceeds from the 2021 Private Placement of $20.0 million will be sufficient to fund our planned operations into the first quarter of 2022, but not one year from the issuance of the 2020 financial statements. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

●	whether and when we receive future Australian tax rebates, if any;

●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

●	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;

●	private equity financings;

●	collaborative arrangements, government grants or strategic financings;

●	licensing arrangements; and

●	public or private debt.

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this Annual Report.

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2020 and December 31, 2019, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Grants and Awards

We determined that grants and awards are out of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is no transfer of control of goods or services. With respect to each grant or award, we determine if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, we recognize amounts received as a contra-expense or grant revenue in the consolidated statement of operations when the related research and development expenses are incurred. For grant and awards outside the scope of ASC 808, we apply ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when we incur expenses related to the grants for the amount we are entitled to under the provisions of the contract.

We also consider the guidance in ASC Topic 730, Research and Development (“ASC 730”), which requires an assessment, at the inception of the grant or award, of whether the agreement is a liability. If we are obligated to repay funds received regardless of the outcome of the related research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred.

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

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2020 and 2019, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2020 using the qualitative method and determined that no impairment existed.

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

If and when a quantitative analysis of IPR&D assets is required based on the result of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates management use are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized the income approach model include the discount rate, timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates. Our analysis indicated no impairment existed.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of in-process research and development intangible assets
Description of the Matter

At December 31, 2020, the Company’s in-process research and development (“IPR&D”) intangible assets were $10.3 million. As discussed in Note 3 to the consolidated financial statements, IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. The Company tests IPR&D assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present.

Auditing the impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the IPR&D intangible assets. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions such as changes in the discount rate, timing of clinical studies and regulatory approvals, the probability of success of research and development programs and forecasted sales and anticipated growth rates.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the Company’s IPR&D intangible assets, we performed audit procedures that included, among others, assessing the Company’s use of appropriate valuation methodologies with the assistance of a valuation specialist, performing sensitivity analyses to determine which assumptions had the greatest impact on the overall determination of fair value, and testing the completeness and accuracy of the underlying data. Our audit procedures over the most significant assumptions included comparing the assumptions to current industry, market and economic trends, to historical results of the Company’s business and other guideline companies within the same industry and to other relevant factors. For example, to evaluate the probability of success of research and development programs, we considered the phase of development of the IPR&D project and third-party data regarding clinical trial success rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 18, 2021

Armata Pharmaceuticals Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$9,649,000	$6,033,000
Awards receivable	561,000	—
Prepaid expenses and other current assets	636,000	622,000
Total current assets	10,846,000	6,655,000
Restricted cash	1,200,000	700,000
Property and equipment, net	2,047,000	2,187,000
Operating lease right-of-use asset	10,790,000	2,028,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	887,000	135,000
Total assets	$39,516,000	$25,451,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,929,000	$1,278,000
Accrued compensation	563,000	1,323,000
Deferred asset acquisition consideration	1,940,000	970,000
Current portion of operating lease liabilities	1,551,000	1,308,000
PPP Loan	722,000	—
Total current liabilities	6,705,000	4,879,000
Operating lease liabilities, net of current portion	10,877,000	1,555,000
Deferred asset acquisition consideration, net of current portion	—	1,347,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	20,659,000	10,858,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 18,688,461 and 9,922,758 shares issued and outstanding at December 31, 2020 and 2019, respectively	187,000	99,000
Additional paid-in capital	198,372,000	172,015,000
Accumulated deficit	(179,702,000)	(157,521,000)
Total stockholders’ equity	18,857,000	14,593,000
Total liabilities and stockholders’ equity	$39,516,000	$25,451,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2020	2019

Grant revenue	$823,000	$—
Operating expenses
Research and development	14,444,000	9,824,000
General and administrative	7,966,000	9,265,000
Loss on sale of assets (Note 6)	—	663,000
Total operating expenses	22,410,000	19,752,000
Loss from operations	(21,587,000)	(19,752,000)
Other income (expense)
Interest income	28,000	96,000
Interest expense	(628,000)	(931,000)
Other income (expense)	6,000	(9,000)
Change in fair value of derivative liabilities	—	1,117,000
Total other income (expense), net	(594,000)	273,000
Net loss	(22,181,000)	(19,479,000)
Per share information:
Net loss per share, basic	$(1.35)	$(2.49)
Weighted average shares outstanding, basic	16,415,012	7,827,197
Net loss per share, diluted	$(1.35)	$(2.55)
Weighted average shares outstanding, diluted	16,415,012	8,009,909

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	5,069,633	$51,000	$145,685,000	$(138,042,000)	$7,694,000
Forfeiture of restricted stock awards	(44,255)	—	(39,000)	—	(39,000)
Issuance of common stock and conversion of deferred consideration for asset acquisition	516,976	5,000	1,457,000	—	1,462,000
Issuance of common stock in connection with reverse merger	2,389,135	23,000	10,686,000	—	10,709,000
Sale of common stock, net of issuance costs	1,991,269	20,000	9,955,000	—	9,975,000
Stock-based compensation	—	—	4,271,000	—	4,271,000
Net loss	—	—	—	(19,479,000)	(19,479,000)
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercises of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Exercise of stock options	27,382	1,000	86,000	—	87,000
Issuance of stock awards, net of tax withholding	19,578	—	—	—	—
Stock-based compensation	—	—	3,475,000	—	3,475,000
Net loss	—	—	—	(22,181,000)	(22,181,000)
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019

Operating activities:
Net loss	$(22,181,000)	$(19,479,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,114,000	1,351,000
Stock-based compensation	3,475,000	4,271,000
Non-cash interest expense	628,000	918,000
Payment of accreted interest for deferred consideration for asset acquisition	(432,000)	—
Change in fair value of derivative liability	—	(1,117,000)
Loss on sale of assets (Note 6)	—	663,000
Changes in operating assets and liabilities:
Award receivable	(467,000)	—
Accounts payable and accrued liabilities	544,000	(1,374,000)
Accrued compensation	(760,000)	(853,000)
Operating lease right-of-use asset and liability, net	803,000	(310,000)
Prepaid expenses and other current assets	(994,000)	348,000
Net cash used in operating activities	(18,270,000)	(15,582,000)
Investing activities:
Purchases of property and equipment	(824,000)	(224,000)
Proceeds from sale of property and equipment	—	93,000
Cash acquired in reverse merger transaction	—	3,008,000
Net cash (used in) provided by investing activities	(824,000)	2,877,000
Financing activities:
Principal payment of deferred consideration for asset acquisition	(568,000)	(1,000,000)
Proceeds from Paycheck Protection Program Loan	717,000	—
Proceeds from sale of common stock, net of offering costs	22,893,000	9,975,000
Proceeds from exercise of employee stock options	87,000	—
Proceeds from exercise of warrants	81,000	—
Net cash provided by financing activities	23,210,000	8,975,000
Net increase (decrease) in cash, cash equivalents and restricted cash	4,116,000	(3,730,000)
Cash, cash equivalents and restricted cash, beginning of period	6,733,000	10,463,000
Cash, cash equivalents and restricted cash, end of period	$10,849,000	$6,733,000
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering costs	$65,000	$116,000
Property and equipment included in accounts payable	$150,000	$36,000
Issuance of common stock in reverse merger transaction	$—	$10,709,000
Conversion of deferred asset acquisition consideration upon reverse merger	$—	$1,463,000

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$9,649,000	$6,033,000
Restricted cash	1,200,000	700,000
Cash, cash equivalents and restricted cash	$10,849,000	$6,733,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”) and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately .6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1-for-14.  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

On March 27, 2020, the Company completed a private placement transaction and sold to Innoviva Inc. (“Innoviva”) 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “2020 Private Placement”). Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $2.87 per share. The 2020 Private Placement was closed in two tranches raising total gross proceeds of $25.0 million.

On January 26, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of common stock, par value $0.01 per share (the “Shares”), and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of our common stock, with an exercise price per share of $3.25 (the “2021 Private Placement”).

The 2021 Private Placement closed in two tranches. On January 26, 2021 and concurrently with entering into the Securities Purchase Agreement, the Company completed the first tranche (the “First Closing”) of the 2021 Private Placement. At the First Closing, Innoviva purchased 1,867,912 Shares and Common Warrants to purchase 1,867,912 shares of common stock, for an aggregate purchase price of approximately $6.1 million.

At the closing of the second tranche (the “Second Closing”), which was approved by the Company’s stockholders, Innoviva purchased 4,285,935 Shares and Common Warrants to purchase 4,285,935 shares of common stock for an aggregate purchase price of $13.9 million. The Second Closing was completed on March 17, 2021.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2020.

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

If and when a quantitative analysis of IPR&D assets is required based on the result of the optional qualitative assessment, the estimated fair value of IPR&D assets is calculated based on the income approach, which includes discounting expected future net cash flows associated with the assets to a net present value. The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company uses are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model include the discount rate, timing of clinical studies and regulatory approvals, the probability of success of its research and development programs, timing of commercialization of these programs, forecasted sales, gross margin, selling, general and administrative expenses, capital expenditures, as well as anticipated growth rates.

During the fourth quarter ended December 31, 2020, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset. In addition, the Company performed a quantitative analysis of the fair value of its S. aureus phage program as of December 31, 2020, using a net present value model of projected income and expenses and a discount rate of 16.7%. Based on this analysis, the fair value of this phage program was greater than its carrying value as of December 31, 2020. Consequently, no impairment was noted for the IPR&D asset.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired. The Company’s goodwill as of December 31, 2020 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. There was no impairment of goodwill during the year ended December 31, 2020.

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

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. During the years ended December 31, 2020 and 2019 the company did not recognize revenue or deferred revenue from contracts with customers.

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

Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. During the year ended December 31, 2019, the Company received AU Tax Rebates of approximately $1.3 million related to calendar year 2018, and such rebates have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations. During the year ended December 31, 2020, the Company applied for AU Tax Rebates for the calendar year 2019 and received $0.7 million in January 2021 which will be recognized in the first quarter of 2021 as an offset to research and development expenses.

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

Derivative Liabilities

Derivative liabilities are accounted for in accordance with the applicable accounting guidance provided in ASC 815 – Derivatives and Hedging based on the specific terms of the agreements. Derivative liabilities are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of asset acquisition derivative liability in the consolidated statements of operations. The Company has a zero derivative liability balance at December 31, 2020 as the liability of $1.1 million at December 31, 2018 was settled upon the Merger in May 2019.

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

Settlement of Zero-coupon Debt Instrument

The Company’s deferred purchase consideration arrangement with Synthetic Genomics (Note 12) does not have a stated interest rate. Upon repayment of deferred purchase consideration, the Company classifies the portion attributable to accreted interest as a cash outflow for operating activities, and the portion relating to principal as a cash outflow for financing activities.

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

There were no assets or liabilities that require recurring fair value measurements as of December 31, 2020 or 2019.

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

5. The Merger

On May 9, 2019, the Company completed the Merger (see Note 1). On the date of the Merger, AmpliPhi had, and the Company currently has, IPR&D related to the S. aureus development program, a phage product candidate for the treatment of S. aureus infections. The product candidate was utilized in clinical applications through single-patient expanded access guidelines established by U.S. and Australian regulatory agencies. Further, AmpliPhi provided a workforce that is considered to have the necessary skills, knowledge, and experience to perform a process, that when applied to IPR&D is critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).

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

(1) IPR&D relates to a bacteriophage product candidate for the treatment of S. aureus infections in patients with bacteremia. The valuation of this asset was prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams provided by the Company’s management.

(2) Goodwill represents the excess of the purchase price over the valuation of the fair value of tangible and identified intangible assets, less liabilities, acquired.

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.1 million which are included in general and administrative expenses in the consolidated statement of operations.

Since the closing date of the Merger, the results of AmpliPhi’s operations have been included in the Company’s consolidated financial statements. Selected amounts related to AmpliPhi’s business included in the Company’s consolidated statements of operations from the period of May 9, 2019, the date of the Merger, to December 31, 2019 and for the year ended December 31, 2020 are summarized in the table below. Amounts shown do not include the offset to research and development expenses related to AU Tax rebates discussed in Note 3.

	Year Ended December 31, 2020	May 9, 201 9 through December 31, 2019
Research and development expenses	$583,000	$1,321,000
General and administrative expenses	1,205,000	1,917,000
Sale of Slovenia	-	663,000
Net loss	$1,788,000	$3,901,000

6. Loss on Sale of Assets

The Company produces clinical quantities of each of its bacteriophage product candidates at its cGMP-compliant manufacturing facilities. With the completion of the Merger in May 2019, the Company had two manufacturing sites, one in Marina del Rey, California and additionally in Ljubljana, Slovenia. Each manufacturing site had clean rooms, in-use equipment and experienced manufacturing personnel.

On November 8, 2019, the Company entered into an agreement to sell the Slovenia subsidiary to an un-related third-party buyer (“Buyer”) and on December 6, 2019, the sale transaction was completed. The agreement requires that the Buyer maintain the ability of the Slovenia facility to manufacture the Company’s products. If the Company requires such products, the Buyer and the Company would negotiate a supply agreement governing the purchase and sale of such products. In addition, the Company has the right to repurchase the Slovenian subsidiary’s operations at any point in the five year period immediately following the closing. The Company recognized a loss on sale of assets of $0.7 million, representing the excess of the net assets sold over proceeds received, in the statement of operations for the year ended December 31, 2019.

7. Net Loss per Share

Diluted EPS for the year ended December 31, 2019 included a numerator adjustment to remove the gain related to the change in fair value of derivative liabilities $0.9 million, net of interest. Additionally, diluted EPS for the year ended December 31, 2019 included an adjustment to the weighted-average shares outstanding to appropriately weigh the shares issued for the Synthetic Genomics asset acquisition discussed in Note 12.

	Year Ended
	December 31,
	2020	2019
Basic and diluted net loss per share calculation:
Net loss, basic	$(22,181,000)	$(19,479,000)
Change in fair value of derivative liabilities, net of interest	—	(938,000)
Net loss, diluted	(22,181,000)	(20,417,000)
Weighted average shares outstanding, basic	16,415,012	7,827,197
Net loss per share, basic	$(1.35)	$(2.49)
Weighted average shares outstanding, diluted	16,415,012	8,009,909
Net loss per share, diluted	$(1.35)	$(2.55)

The following outstanding securities at December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2020 and 2019, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2020	2019
Options	1,668,926	1,275,380
Restricted stock awards	322,756	343,493
Warrants	10,547,618	1,854,007
Total	12,539,300	3,472,880

8. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Laboratory equipment	$6,547,000	$6,047,000
Furniture and fixtures	719,000	646,000
Office and computer equipment	413,000	323,000
Leasehold improvements	3,423,000	3,329,000
Total	11,102,000	10,345,000
Less: accumulated depreciation	(9,055,000)	(8,158,000)
Property and equipment, net	$2,047,000	$2,187,000

Depreciation expense totaled $1.1 million and $1.4 million the years ended December 31, 2020 and 2019, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2020	2019
Accounts payable	$956,000	$547,000
Accrued clinical trial expenses	248,000	—
Other accrued expenses	725,000	731,000
	$1,929,000	$1,278,000

9. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2020	2019
United States	$(21,583,000)	$(18,341,000)
Foreign	(598,000)	(1,138,000)
Total	$(22,181,000)	$(19,479,000)

The company has not recognized any current or deferred tax expense on its US and Foreign pre-tax losses for the years ended December 31, 2020 and 2019.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	6.6%	2.6%
Stock-based compensation	(0.7)%	(0.5)%
Change in valuation allowance	(28.5)%	(22.7)%
Net operating loss carryforwards and credit expirations	0%	(3.1)%
Stock issuance costs	0%	(1.2)%
Gain on derivative liability extinguishment	0%	1.2%
Slovenia facility sale	0%	1.9%
Permanent differences	0%	1.3%
Other	1.6%	(0.5)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$31,243,000	$26,291,000
Capitalized research and development	15,789,000	15,262,000
Stock-based compensation	2,087,000	1,358,000
Depreciation and amortization	1,405,000	1,632,000
Lease accounting	3,478,000	801,000
Other	989,000	981,000
Total deferred tax assets before valuation allowance	54,991,000	46,325,000
Less: valuation allowance	(51,972,000)	(45,670,000)
Total deferred tax assets after valuation allowance	3,019,000	655,000

Deferred tax liabilities:
Right-of-use asset	(3,019,000)	(655,000)
In-process research and development	(3,077,000)	(3,077,000)
Total deferred tax liabilities	(6,096,000)	(3,732,000)
Net deferred tax liability	$(3,077,000)	$(3,077,000)

The Company’s net operating loss carryforwards at December 31, 2020 are $110.5 million and $78.7 million for federal and state income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 to 2028, respectively. The federal NOL’s generated in tax years 2018 and forward will carryforward indefinitely.

The ability of the Company to utilize net operating losses carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code (Code). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership. The Company previously determined an ownership change occurred on May 9, 2019 as a result of the merger discussed in Note 5. The resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before the expire.

Accordingly, in 2019 the Company reduced its deferred tax assets for the net operating loss and credit carryforwards that were expected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Future ownership changes under Section 382 may also limit the Company’s ability to fully utilize any remaining tax benefits. The Company does not believe that it has experienced another more-than 50% ownership change since the date of the merger. Future equity transactions by the Company, or by 5% of stockholders, could cause a more-than-50% ownership change and, therefore, trigger a limitation on the annual utilization of net operating losses.

The Company has generated federal and state income tax losses in all years since its inception. Accordingly, management has determined that significant negative evidence precludes the Company from recording a net deferred tax asset for financial statement purposes as it is more likely than not that its deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2020, the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2014 or to California state income tax examinations for tax years ended on or before December 31, 2013. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2020 and 2019.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

10. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after twenty-four weeks as long as the borrower uses the loan proceeds during the twenty-four week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the measurement period. The Company is prepared to submit its application for loan forgiveness and anticipates that the loan will be forgiven based on the current guidelines. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

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

11. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a noncancelable operating lease in Marina Del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022 under the Lease Amendment will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received rent abatement for six months starting May 1, 2020, and an allowance for tenant improvements of $0.8 million to be used during calendar year of 2021. In accordance with authoritative guidance, the Company remeasured the lease liability to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.9%.

Concurrent with the Company’s execution of the Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter the letter of credit will be reduced by 20% of the then outstanding amount.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2020, are as follows:

Operating
Leases
2021	$1,638,000
2022	1,893,000
2023	1,950,000
2024	2,008,000
2025	2,069,000
Thereafter	13,783,000
Total minimum lease payments	23,341,000
Less: amount representing interest	(10,913,000)
Present value of operating lease obligations	12,428,000
Less: current portion	(1,551,000)
Noncurrent operating lease obligations	$10,877,000

Rent expense was $1.9 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. Total cash payments for operating leases as included in the consolidated statements of cash flows during the year ended December 31, 2020 and 2019 was $1.1 million and $1.7 million, respectively.

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

Total expenses incurred under the Regents license agreement was $21,000 for each of the years ended December 31, 2020 and 2019. On October 21, 2020, the Company provided the notice to the Regents to terminate the license agreement, which would become effective 90 days from the date of the termination notice.

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

The equity payment was determined to be a derivative liability in accordance with ASC 815, Derivatives and Hedging and was initially recorded at its fair value of $2.8 million. Throughout 2018 and until May 9, 2019, the derivative liability was adjusted to its fair value based upon a payment probability assessment and marked-to-market at the end of each period (see Note 4). Following the December 20, 2018 amendment to the deferred purchase price arrangement, the Company considered the probability of the reduction to the share issuance consideration in estimating the fair value of the derivative liability. The equity payment was settled on May 9, 2019, the date of the Merger (Note 5). There was no interest expense related to the equity payment for the year ended December 31, 2020 or 2019.

For year ended December 31, 2020 and 2019, the Company recognized $0.6 million and $0.9 million of interest expense related to the time-based payment obligations.

13. Research Collaboration Arrangement

In connection with the Synthetic Phage Asset Acquisition discussed in Note 12, the Company was assigned a research collaboration agreement (“Research and Option Agreement”) with Merck.

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

14. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into an Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company will receive a $15.0 million grant and entered into a three-year program administered by DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. The Company plans to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $0.8 million in grant revenue from the MTEC Agreement during the year ended December 31, 2020.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with CFF, pursuant to which it received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with CF.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During year ended December 31, 2020, the Company recognized $1.0 million as credits to research and development expenses related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

15. Stockholders’ Equity

The Company is authorized to issue one class of shares designated as “Common Stock”. The number of shares of common stock authorized to be issued is 217,000,000 shares.

Private Investment

On January 27, 2020, the Company entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in the 2020 Private Placement, 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock (“Common Unit”) at $2.87 per share. The 2020 Private Placement occurred in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 Common Units in exchange for an aggregate gross cash payment of approximately $2.8 million. On March 27, 2020, the second closing occurred subsequent to shareholder approval, at which time Innoviva purchased 7,717,661 Common Units in exchange for aggregate gross proceeds of $22.2 million.

The warrants expire five years from the issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

As described in more detail in Note 2, in January 2021, the Company entered into a securities purchase agreement with Innoviva for the 2021 Private Placement.

Warrants

At December 31, 2020, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying
Outstanding	Exercise	Expiration
Warrants	Price	Date
2,246	$567.00	March 31, 2021
597,881	$21.00	May 10, 2022
1,235,491	$5.60	October 16, 2023
993,139	$2.87	February 12, 2025
7,717,661	$2.87	March 27, 2025
1,200	$1,680.00	None
10,547,618

16. Stock-based Compensation

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

In November 2020, the Company made an inducement grant of a restricted stock unit award outside of its 2016 Plan to a new employee for 70,000 shares of the Company’s common stock, of which 40,000 shares will vest six months from the grant date and the remaining 30,000 shares will vest three years from the grant date. In addition, the Company granted this new employee 33,000 shares of its common stock which were immediately vested upon issuance.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

The assumptions used in the Black-Scholes model for options granted during the year ended December 31, 2020 are presented below:

Year Ended
December 31, 2020
Risk-free interest rate	0.13% --1.48%
Expected volatility	90.43% -- 94.0%
Expected term (in years)	5.5 – 7.0
Expected dividend yield	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2020	2019

Research and development	$1,252,000	$872,000
General and administrative	2,223,000	3,398,000
Total stock-based compensation	$3,475,000	$4,270,000

	Year Ended
	December 31,
	2020	2019
Expense related to RSA's issued prior to Merger and vesting beginning on Merger closing date	$2,081,000	$2,152,000
Acceleration of RSA expense in connection with executive severance	55,000	1,244,000
Expense related to inducement award	166,000	—
Expense related to vesting of stock options issued under the Company's stock plans	1,173,000	874,000
Total stock-based compensation expense	$3,475,000	$4,270,000

Stock option transactions during the year ended December 31, 2020 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2019	1,275,380	$7.61	8.81	—
Granted	551,766	3.38	—	—
Exercised	(27,382)	3.15	—	14,000
Forfeited/Cancelled	(130,838)	5.69	—	—
Outstanding at December 31, 2020	1,668,926	$6.30	8.32	$—
Vested and expected to vest at December 31, 2020	1,668,926	$6.30	8.32	$—
Exercisable at December 31, 2020	439,526	$14.82	6.75	$—

Restricted stock award transactions under the Assumed 2016 Plan and restricted stock unit award transactions during the year ended December 31, 2020 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	343,493	$21.83
Granted	103,000	3.34
Forfeited/Cancelled	(4,010)	16.02
Vested and Issued as Common Stock	(119,727)	12.24
Outstanding at December 31, 2020	322,756	$19.55

The aggregate intrinsic value of options at December 31, 2020 is based on the Company’s closing stock price on that date of $2.98 per share. As of December 31, 2020, there was $3.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance conditions deemed to be improbable for the period ended December 31, 2020, which the Company expects to recognize over the weighted average remaining period of 1.71 years.

Shares Reserved For Future Issuance

As of December 31, 2020, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	1,668,926
Unvested restricted stock units	70,000
Employee stock purchase plan	7,605
Available for future grants under the 2016 Plan	138,814
Warrants outstanding	10,547,618
Total shares reserved	12,432,963

17. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company did not make matching contributions to the 401(k) plan for the years ended December 31, 2020 and 2019.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 1, 2021.

Name	Age	Position(s)
Todd R. Patrick	58	Chief Executive Officer, Director
Brian Varnum, Ph.D.	61	President & Chief Development Officer
Steve R. Martin	60	Chief Financial Officer
Duane Morris	70	Vice President, Operations

Non-Employee Directors
Richard J. Bastiani, Ph.D.(3)	78	Chairman of the Board of Directors
Odysseas D. Kostas, M.D. (3)(4)	46	Director
Robin C. Kramer (1)	55	Director
Joseph M. Patti, Ph.D.(2)	56	Director
Todd C. Peterson, Ph.D. (1)	63	Director
Sarah J. Schlesinger, M.D.(2)(4)	61	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Serves as a designee of Innoviva under the Investor Rights Agreement.

Todd R. Patrick has served as our Chief Executive Officer and as a director since the consummation of the Merger. He previously served as President and Chief Executive Officer of C3J from 2010 until the consummation of the Merger, and as a member of C3J’s board of directors from 2009 until the consummation of the Merger. Before joining C3J, Mr. Patrick was the President and board member of ID Biomedical Corporation from 1994 until 2005, when the company was acquired by GlaxoSmithKline. Prior to ID Biomedical Corporation, Mr. Patrick was the Director of the Office of Intellectual Property Administration at the University of California, Los Angeles (“UCLA”), where he was responsible for the patenting and licensing of intellectual property arising out of UCLA. Mr. Patrick has been involved in several start-ups and has helped raise over $600 million in equity or debt capital. Mr. Patrick currently serves on the board of directors of CRH Medical Corporation (NYSE: CRHM), where he has served since 2006 and is a member of the audit, corporate governance and nominating, and compensation committees; and AltPep Corporation. He is also on the board of directors of the non-profit Foster Foundation.

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

Steve R. Martin has served as our Chief Financial Officer since January 2016. Mr. Martin served as Senior Vice President and Chief Financial Officer of Applied Proteomics, Inc., a molecular diagnostics company, from December 2014 to August 2015. From June 2011 to December 2014, Mr. Martin served as Senior Vice President and Chief Financial Officer of Apricus Biosciences, Inc., a publicly traded pharmaceutical company, and served as the Interim Chief Executive Officer of Apricus from November 2012 through March 2013. From 2008 to January 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software, a publicly traded software company. During his final 10 months with BakBone until the company’s acquisition in January 2011, Mr. Martin also served as BakBone’s Interim Chief Executive Officer. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded research products and clinical diagnostics company. Mr. Martin’s previous experience also includes serving as Controller with Gen-Probe Incorporated, a publicly traded molecular diagnostics company, as well as 10 years with Deloitte & Touche LLP, a public accounting firm. Mr. Martin currently serves on the board of directors of Ensysce Biosciences, where he has served since 2020. Mr. Martin holds a B.S. degree from San Diego State University and is a certified public accountant (inactive).

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

Director Qualifications.   Dr. Bastiani was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of the industry, as well as his experience serving on the boards of directors of various public and private companies.

Odysseas D. Kostas, M.D. has served as a member of our board of directors since February 2020. He also currently serves as a director of Innoviva, Inc. He is a Partner and Senior Managing Director at Sarissa Capital Management LP. Sarissa Capital focuses on improving the strategies of companies to enhance shareholder value. Prior to joining Sarissa Capital, Dr. Kostas served as a Director at Evercore ISI (formerly ISI), covering the biotechnology and pharmaceutical industries. Previously, he practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. Dr. Kostas also previously served on the board of directors of Enzon Pharmaceuticals. Dr. Kostas has a B.S from Massachusetts Institute of Technology (MIT) and a M.D. from University of Texas Southwestern Medical School. Dr. Kostas has demonstrated leadership in his field, and his knowledge of and experience in our industry contributed to our conclusion that he should serve as a director.

Director Qualifications.   Mr. Kostas was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as a public company director.

Robin C. Kramer has served as Senior Vice President, Chief Accounting Officer and Head of Global Business Services and Treasury of Biogen, a biopharma company, since January 2021. Ms. Kramer served as Biogen’s Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Anderson LLP. Ms. Kramer is a licensed certified public accountant (CPA) in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. She has served as a Board Member of Samsung Bioepis Co., LTD. from July 2020 to Present, and as a Board member of the Center for Women and Enterprise from August 2020 – Present. She previously served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC, from 2016 to 2018.

Director Qualifications.   Ms. Kramer was selected as a director because of her years of experience in biotechnology and life sciences research and development and her in-depth knowledge of the industry. She has financial expertise, including a thorough understanding of financial statements, corporate finance and accounting and extensive experience with public companies, all of which makes her a valued member of the board of directors.

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

Director Qualifications.   Dr. Patti was selected as a director because of his scientific knowledge and background and experience in developing numerous preclinical and clinical bio-pharmaceutical product candidates, as well as his senior management experience over the past decade in developing and implementing the business and financial strategies of emerging, publicly-traded biopharmaceutical companies and serving as a public company director.

Todd C. Peterson, Ph.D. has served as a member of the board of directors since October 2019. Dr. Todd Peterson is Founder and Principal at GenApex Bio (GenApex Biotechnology Consulting), a board practice, investment and advisory services LLC based in Coronado, California. He has over 35 years of experience in biotechnology and life sciences research and development across the areas of molecular and cell biology, nucleic acids and genomics product and technology development. His experience encompasses clinical diagnostics, life science research tools and drug discovery technologies, products, and markets. Previously, Dr. Peterson was Chief Scientific Officer at The Allen Institute in Seattle, Washington, overseeing science and technology strategy and growth initiatives across unit Institutes for Brain Science, Cell Science, Immunology, and the Paul G. Allen Frontiers Group. Prior to joining the Allen Institute, Dr. Peterson was Chief Technology Officer at Synthetic Genomics, Inc., a leader in synthetic biology and applied genomics technologies developing a robust portfolio of breakthrough solutions addressing major global issues. Prior to joining SGI, Dr. Peterson led Genomics and Synthetic Biology R&D at Invitrogen/Life Technologies (now Thermo Fisher Scientific), a global leader in life science tools. Prior to Life Technologies, Dr. Peterson held R&D positions with increasing leadership responsibilities and scope at Genicon Sciences, Trega Biosciences, Hybritech and Gen-Probe where he focused on technology research, product development and commercialization. Dr. Peterson was a postdoctoral fellow at the Max Planck Institute in Cologne Germany after receiving his Ph.D. in Microbiology at the University of Southern California School of Medicine. He obtained his M.A. in Biological Sciences and B.A. in Molecular Biology and Biochemistry at the University of California, Santa Barbara.

Director Qualifications.   Dr. Peterson was selected as a director because of his years of experience in biotechnology and life sciences research and development, his in-depth knowledge of the industry and pre-clinical / early-stage scientific requirements, and his experience and understanding of our bacteriophage platform.

Sarah J. Schlesinger, M.D. has served as a member of our board of directors since February 2020. She also currently serves as a member of the Board of Directors of Innoviva, Inc., and serves on its Compensation Committee and the Nominating/Corporate Governance Committee. Dr. Schlesinger is an Associate Professor of Clinical Investigation at Rockefeller University and Senior Attending Physician at Rockefeller University Hospital. Dr. Schlesinger was The Clinical Director of the laboratory of Dr. Ralph Steinman (Nobel Laureate 2011) from 2002 until his death in 2011. Dr. Schlesinger led the Dendritic Cell section of the Division of Retrovirology at the Walter Reed Army Institute of Research and was also a member of the Division of Infectious and Parasitic Disease Pathology at the Armed Forces Institute of Pathology from 1994 to 2002. In 2002, Dr. Schlesinger rejoined Rockefeller University and began working with the International AIDS Vaccine Initiative as a Scientist in Vaccine Research and Design. Dr. Schlesinger has been a member of Rockefeller University Hospital’s Institutional Review Board (“IRB”) (Ethics Committee) since 2003 and previously served as IRB’s vice-chairperson. In 2017 she assumed the position of chairperson of the IRB. She is currently the director of the education and training programs at Rockefeller University Center for Clinical and Translational Science. Dr. Schlesinger currently serves on the board of two non-profit organizations: the AIDS Vaccines Advocacy Coalition, and The Hastings Center, the pre-eminent center for the study of bioethics. Dr. Schlesinger served as an independent corporate director of Ariad Pharmaceuticals from 2013 until its sale to Takeda Pharmaceutical Company Limited in 2017. She also served as an independent corporate director of The Medicines Company from 2018 until its acquisition by Novartis in 2020. Dr. Schlesinger has a B.A. from Wellesley College and a M.D. from Rush Medical College in Chicago, Illinois. She trained in Anatomic Pathology at The New York Hospital where she served as Chief Resident. Dr. Schlesinger has demonstrated leadership in her field and her substantial knowledge of our industry contributed to our conclusion that she should serve as a director.

Director Qualifications.   Dr. Schlesinger was selected as a director because of her extensive leadership experience with biotechnology companies and her in-depth knowledge of the industry, as well as her experience serving on the boards of directors of various public and private companies.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the board affirmatively determined that Richard J. Bastiani, Ph.D., Odysseas D. Kostas, M.D., Robin C. Kramer, Joseph M. Patti, Ph.D., Todd C. Peterson, Ph.D., and Sarah J. Schlesinger, M.D. and are independent directors within the meaning of the applicable NYSE American exchange listing standards. In making this determination, our board found that none of these directors or nominees for director had a material or other disqualifying relationship with us. The board concluded that Mr. Patrick is not an independent director within the meaning of the applicable NYSE American exchange listing standards. Mr. Patrick is not an independent director under these rules given his role as our Chief Executive Officer.

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

The board of directors has delegated oversight for specific areas of risk exposure to committees of the board of directors as follows:

●	The Audit Committee is primarily responsible for overseeing our financial risk management processes on behalf of the board of directors. The Audit Committee is responsible for discussing our overall risk assessment and risk management policies with management and our independent registered public accounting firm, as well as our plans to monitor and control any financial risk exposure. The Audit Committee is also responsible for primary risk oversight related to our internal control over financial reporting, disclosure controls and procedures, and legal and regulatory compliance. In addition, the Audit Committee reviews all related-person transactions, including the risks related to those transactions impacting our company. Going forward, we expect that the Audit Committee will receive reports from management regarding its assessment of risks at least quarterly.
●	The Compensation Committee oversees our compensation programs and reviews the conduct incentivized by those programs, including any impact on risk-taking by our executive officers and employees.
●	The Nominating and Corporate Governance Committee oversees the organization, membership and structure of our board of directors and our corporate governance practices. The committee members report to the full board of directors on material developments in their areas of oversight.

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

Audit Committee

Our Audit Committee currently consists of Robin Kramer (Chair) and Dr. Peterson. The board of directors reviews the NYSE American exchange listing standards definition of independence for Audit Committee members on an annual basis and has determined that each of the members of our Audit Committee satisfies the NYSE American exchange listing requirements and SEC independence requirements.

The primary purpose of the Audit Committee is to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The functions of the Audit Committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors and to present its conclusion to our board of directors;
●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
●	monitoring the rotation of partners of our independent auditors on our audit engagement team as required by law;
●	prior to engagement of any independent auditor, and, at least annually thereafter, reviewing relationships that may reasonably be thought to bear on the auditor’s independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our internal control over financial reporting;
●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding internal accounting controls, accounting or auditing matters and other matters;
●	preparing the report that the SEC requires in our annual proxy statement;
●	reviewing and providing oversight of any related-person transactions in accordance with our related-person transactions policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
●	reviewing on a periodic basis our investment policy; and
●	reviewing and evaluating on an annual basis its own performance, including its compliance with its charter.

Compensation Committee

Our Compensation Committee consists of Dr. Patti (Chair) and Dr. Schlesinger. Our board of directors has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the NYSE American exchange listing independence requirements.

The functions of this committee include, among other things:

●	reviewing, modifying and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
●	reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) the compensation and other terms of employment of our executive officers, including the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers;
●	reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
●	reviewing and approving (or, if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
●	evaluating (including, if it deems appropriate, with the input of some or all of the other members of the board of directors) risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
●	reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
●	administering our equity incentive plans;
●	establishing policies with respect to equity compensation arrangements;

●	establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;
●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
●	reviewing the adequacy of its charter on a periodic basis;
●	reviewing with management and approving our compensation-related disclosures and related tables in our periodic reports or proxy statements to be filed with the SEC;
●	preparing the report that the SEC requires in our annual proxy statement, if required by then-applicable SEC rules; and
●	reviewing and assessing on an annual basis its own performance.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Bastiani (Chair) and Dr. Kostas. Our board of directors has determined that each of the members of this committee satisfies the NYSE American exchange listing independence requirements. The Nominating and Corporate Governance Committee of the board of directors is responsible for, among other things:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
●	assessing the performance of management and the board of directors, including board committees, seeking input from senior management, the full board of directors and others, which assessment shall include, among other things, an evaluation of the board’s contribution as a whole and overall board composition and makeup, including the reelection of current board members;
●	evaluating, nominating and recommending individuals for membership on our board of directors;
●	evaluating nominations by stockholders of candidates for election to our board of directors;
●	considering and assessing the independence of members of our board of directors;
●	developing a set of corporate governance policies and principles, periodically reviewing and assessing these policies and principles and their application and recommending to our board of directors any changes to such policies and principles;
●	reviewing the adequacy of its charter on an annual basis; and
●	reviewing and assessing on an annual basis its own performance.

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2020, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements.

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

Item 11.   EXECUTIVE COMPENSATION

Set forth below is certain information regarding the historical compensation of our named executive officers during the year ended December 31, 2020 and 2019 including the historical compensation of certain C3J executive officers who are now executive officers following the completion of the Merger. For additional information about our current officers and directors, see the section titled “Management.”

Executive Compensation

The named executive officers as of December 31, 2020 were:

◾	Todd R. Patrick, Chief Executive Officer;

◾	Brian Varnum, Ph.D., President and Chief Development Officer;

◾	Steve Martin, Chief Financial Officer

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to the named executive officers.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)	Total ($)

Todd Patrick	2020	515,500	—	53,504	257,750	—	826,754
Chief Executive Officer	2019	412,000	—	714,556	144,200	—	1,270,756
Brian Varnum, Ph. D.	2020	398,750	—	53,504	159,500	—	611,754
President and Chief Development Officer	2019	320,000	—	714,556	89,600	—	1,124,156
Steve Martin	2020	350,000	—	53,504	140,000	—	543,504
Senior VP and Chief Financial Officer	2019	320,000	—	357,278	89,600	—	766,878

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2019 and 2020 computed in accordance with Financial Accounting Standards Board Accounting Standards

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

Base Salary

The base salaries of the named executive officers in 2020, as applicable, were generally determined and approved by the board of directors, based on the recommendation of the Compensation Committee.

●	Mr. Patrick’s annual base salary for the period January 1, 2019 through March 31, 2020 was $412,000. Effective April 1, 2020, Mr. Patrick’s annual base salary was $550,000.
●	Dr. Varnum’s annual base salary for the period January 1, 2019 through March 31, 2020 was $320,000. Effective April 1, 2020, Mr. Varnum’s annual base salary was $425,000.
●	Mr. Martin’s annual base salary for the period January 1, 2019 through March 31, 2020 was $320,000. Effective April 1, 2020, Mr. Martin’s annual base salary was $360,000.

Annual Bonus

In addition to base salaries, the named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The performance-based bonus generally is based on the extent to which we achieved the specified corporate goals that our board of directors or Compensation Committee established. After the end of the year, the board of directors and/or Compensation Committee review our performance against the established corporate goals and approve the extent to which we achieved such goals.

Under the terms of his offer letter agreement described below, Mr. Patrick was eligible to receive an annual performance-based bonus for 2019 and 2020 equal to, at target, between 50% and 100% of his annual salary based on our achievement of certain performance goals. Each of Dr. Varnum and Mr. Martin was eligible to receive an annual performance-based bonus for 2019 and 2020 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals.

The annual performance-based bonus opportunities are based entirely on the extent to which we achieved corporate goals relating to capital raising, partner and grant funding and progress with clinical development and manufacturing for the period commencing on the closing of the Merger through December 31, 2019, and for the fiscal year ending December 31, 2020. The corporate goals were established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

In December 2019, the Compensation Committee reviewed interim performance results against these corporate goals and decided that it needed more time to properly evaluate performance results. In March 2020, the Compensation Committee conducted another evaluation of our performance relative to the corporate goals and made a recommendation, that the board approved, to authorize payout for the 2019 performance-based bonuses at the 70% achievement level. As a result, the named executive officers received the following performance-based bonuses for 2019: Mr. Patrick — $144,200; Dr. Varnum — $89,600 and Mr. Martin — $89,600. These amounts are listed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

In December 2020, the Compensation Committee reviewed performance results against the corporate goals and made a recommendation, that the board approved, to authorize payout for the 2020 performance-based bonuses at the 100% achievement level. As a result, the named executive officers received the following performance-based bonuses for 2020: Mr. Patrick - $257,750; Dr. Varnum - $159,500; Mr. Martin - $140,000. These amounts are listed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity-Based Awards

Our equity-based incentive awards were designed to align our interests with those of our employees and consultants, including the named executive officers. Our board of directors or our Compensation Committee approve equity grants. Vesting of equity awards was generally tied to continuous service and serves as an additional retention measure. Our executives may have been awarded an initial new hire grant upon commencement of service and may have received additional grants, as the board of directors or Compensation Committee determined appropriate, in order to incentivize and/or reward such executives.

We traditionally granted stock options to the named executive officers under our equity incentive plans, the terms of which are described below under “Equity Incentive Plans.” Following the completion of the Merger in May of 2019, the board of directors’ granted stock options to the named executive officers and certain employees of the Company. Please see “Outstanding Equity Awards at Fiscal Year End” below.

Agreements with our Named Executive Officers

Below are descriptions of our employment agreements with the named executive officers governing the terms of their service with us. For a discussion of the severance pay and other benefits that may be provided in connection with a termination of service and/or a change in control under the arrangements with the named executive officers, please see “Payments and Benefits upon Termination or Change in Control” below.

Todd R. Patrick, our Chief Executive Officer, is subject to an Employment Agreement, dated October 1, 2018, between Mr. Patrick and the Company as amended on January 3, 2019 (the “Patrick Employment Agreement”). The Patrick Employment Agreement provides for an initial term of three years. Mr. Patrick will be paid an annual base salary as may be established from time to time by the board of directors, and an annual cash bonus, in accordance with a milestone-based structure established by the board of directors, enabling him to earn between 50% and 100% of the amount of his base salary as a bonus. He will also be eligible for all fringe benefit plans available to other full-time employees. If Mr. Patrick is terminated without Cause or resigns for Good Reason (in each case as defined in the Patrick Employment Agreement), then he will be entitled to a severance payment equal to his base salary plus 50% of his bonus (the bonus to be paid whether earned or unearned) for the then-remaining term of the Patrick Employment Agreement, or through September 30, 2021, such payment to be lengthened to a minimum of one year or twelve (12) months of base salary and bonus, if his termination occurs during any month during the 2021 calendar year. Effective December 31, 2020, Mr. Patrick’s annual base salary is $550,000.

Dr. Varnum, our President and Chief Development Officer, is subject to an employment agreement dated January 18, 2012 between Dr. Varnum and the Company. Dr. Varnum’s employment under the agreement is at will and is terminable by us or Dr. Varnum at any time. Under the terms of the agreement, Dr. Varnum currently receives an annual base salary of $425,000 through December 31, 2020, and an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives. Dr. Varnum is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

Mr. Martin, our Chief Financial Officer, is subject to an employment agreement dated January 18, 2016, as amended on April 1, 2017. Mr. Martin’s employment under the agreement is at will and is terminable by us or Mr. Martin at any time. Under the terms of the agreement, Mr. Martin currently receives an annual base salary of $360,000 through December 31, 2020, and an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives. Mr. Martin retained his position as Chief Financial Officer following the Merger, and the terms of his offer letter agreement remain as described herein. Mr. Martin is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

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

All of the named executive officers held stock options under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of stock option agreements. A description of the termination and change in control provisions in such equity incentive plans and stock options granted thereunder is provided below under “Equity Incentive Plans,” and the specific vesting terms of each of the named executive officer’s stock options are described below under “Outstanding Equity Awards at Fiscal Year End.”

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by the named executive officers as of December 31, 2020. All figures have been adjusted to reflect the impact of the Merger and related assumption of C3J equity awards and the reverse split.

			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised		Option
	Unexercised		Options		Exercise	Option
	Options		(#)		Price	Expiration
Name	(#) Exercisable		Unexercisable		($)	Date
Mr. Patrick	56,056	(1)	—		38.12	4/24/2024
	74,681	(2)	224,043	(2)	3.15	5/21/2029
	—		23,000	(5)	3.15	12/7/2030
	130,737		247,043

Dr. Varnum	20,718	(3)	—		27.37	3/12/2022
	986	(1)	—		33.05	6/25/2022
	15,193	(1)	—		38.12	4/21/2024
	4,932	(1)	—		38.12	12/8/2024
	74,681	(2)	224,043	(2)	3.15	5/21/2029
	—		23,000	(5)	3.15	12/7/2030
	116,510		247,043

Mr. Martin	713	(1)	—		399.00	1/17/2026
	1,152	(4)	—		60.20	3/31/2021
	8,072	(1)	1,856	(1)	12.74	9/6/2027
	37,341	(2)	112,021	(2)	3.15	5/21/2029
	—		23,000	(5)	3.15	12/7/2030
	47,278		136,877

(1)	Twenty-five percent of the shares vest one year after the grant date, with the balance vesting in equal monthly installments thereafter over the next three years, subject to continued service and the potential vesting acceleration described in the option agreement.
(2)	Twenty-five percent of the shares vest on each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement.
(3)	Twenty percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next four years, subject to continued service.
(4)	One hundred percent of the shares vested upon grant date of April 1, 2017.
(5)	Fifty percent of the shares vest each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement.

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

Non-Employee Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2020 to our non-employee directors, other than Mr. Patrick, whose 2020 compensation is set forth under “Summary Compensation Table” above.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Richard Bastiani	74,750	53,504	—	128,254
Odysseas Kostas	38,572	137,257	—	175,830
Robin C. Kramer	3,677	69,787	—	73,465
Joseph Patti	54,282	53,504	—	107,785
Todd Peterson	46,339	53,504	—	99,843
Sarah J. Schlesinger	40,185	137,257	—	177,443
Richard Bear (2)	4,713	—	—	4,713
Jeremy Curnock Cook (3)	49,911	—	—	49,911
H. Stewart Parker (3)	59,231	—	—	59,231
Michael S. Perry, Ph.D. (2)	6,598	—	—	6,598

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2020 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 14 to the consolidated financial statements included in this Annual Report. The aggregate number of option awards outstanding (including exercisable and unexercisable stock options) as of December 31, 2020, for each non-employee director was as follows:

Board of Directors:	Stock Options Outstanding	Stock Options Exercisable
Richard Bastiani	51,192	14,501
Odysseas Kostas	50,383	—
Robin C. Kramer	30,000	—
Joseph Patti	50,383	13,692
Todd Peterson	50,383	13,692
Sarah J. Schlesinger	50,383	—
Richard Bear (2)	—	—
Jeremy Curnock Cook (3)	14,800	14,800
H. Stewart Parker (3)	14,501	14,501
Michael S. Perry, Ph.D. (2)	—	—

(2) Resigned as a director on February 12, 2020.

(3) Resigned as a director on December 8, 2020.

In September 2015, the board of directors approved a revised compensation structure for non-employee directors and following the Merger the new members of our board of directors elected to retain the current cash compensation schedule. In 2020, the chairman of our board of directors received an annual cash retainer of $60,000 and each other non-employee director received an annual cash retainer of $40,000. For the Audit Committee, the committee chair received an additional annual cash retainer of $15,000 and each member received an additional annual cash retainer of $6,000. For the Compensation Committee, the committee chair received an additional annual cash retainer of $10,000 and each member received an additional annual cash retainer of $5,000. For the Nominating and Corporate Governance Committee, the committee chair received an additional annual cash retainer of $5,000 and each member received an additional annual cash retainer of $3,000.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our current executive officers and directors as a group.

The percentage ownership information in the table below is based on 20,622,065 shares of common stock outstanding as of March 1, 2021.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2021, which is 60 days after February 28, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Armata Pharmaceuticals Inc., 4503 Glencoe Avenue, Marina del Rey, California 90292.

	Beneficial Ownership
	Number of		Percent of
Beneficial Owner	Shares		Total
Greater than 5% Stockholders
Innoviva, Inc.	21,157,424	(1)	67.8%
Delta Dental of Wisconsin	2,107,675	(2)	10.2%
Delta Dental Plan of Michigan, Inc.	1,265,802	(3)	6.1%
Directors and Named Executive Officers
Richard J. Bastiani, Ph.D. (Director)	28,390	(4)	*	%
Odysseas D. Kostas, M.D. (Director)	21,171,116	(5)	63.7%
Robin C. Kramer (Director)	—		*	%
Joseph M. Patti, Ph.D. (Director)	13,692	(6)	*	%
Todd C. Peterson, Ph.D. (Director)	13,692	(7)	*	%
Sarah J. Schlesinger, M.D. (Director)	21,171,116	(8)	63.7%
Todd R. Patrick (Chief Executive Officer and Director)	334,823	(9)	1.8%
Brian Varnum, Ph. D. (President and Chief Development Officer)	148,564	(10)	*	%
Steve R. Martin (Chief Financial Officer)	46,978	(11)	*	%
Duane Morris (Vice President of Operations)	52,213	(12)	*	%

All current executive officers and directors as a group (10 persons) (13)	21,823,160		69.1%

*	Represents beneficial ownership of less than 1%.

(1) The shares listed were reported on a Schedule 13D/A filed with the SEC on January 26, 2021, with respect to shares of common stock held by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC. Innoviva, Inc. holds 8,710,800 shares of common stock and warrants to acquire an additional 8,710,800 shares of common stock. Innoviva Strategic Opportunities, LLC holds 1,867,912 shares of common stock and warrants to acquire an additional 1,867,912 shares of common stock. The principal business address of the reporting persons is c/o Innoviva, Inc., 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. In 2020, Innoviva designated Odysseas Kostas, M.D. and Sarah Schlesinger, M.D., two of the members of the board of directors of Innoviva, to serve on the Board. As such, solely for purposes of Section 16 of the Exchange Act of 1934, as amended, Innoviva, Inc. and Innoviva Strategic Opportunities, LLC may be deemed to be directors by deputization. For purposes of the exemption under Rule 16b-3 promulgated under the Exchange Act, the Board approved the acquisition of any direct or indirect pecuniary interest in any shares of common stock, including any shares of common stock issuable upon the exercise of the aforementioned warrants.

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

(4) Consists of (a) 13,889 shares of Common Stock and (b) 14,501 shares of Common Stock that Mr. Bastiani has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(5) Consists of (a) 13,692 shares of Common Stock that Dr. Kostas has the right to acquire from us within 60 days of March 1, 2021 pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 1,867,912 shares of common stock and warrants exercisable for 1,867,912 shares of common stock held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Dr. Kostas is affiliated due to his position as a director of Innoviva, Inc. Dr. Kostas may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(6) Consists of 13,692 shares of Common Stock that Dr. Patti has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(7) Consists of 13,692 shares of Common Stock that Dr. Peterson has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(8) Consists of (a) 13,692 shares of Common Stock that Dr. Schlesinger has the right to acquire from us within 60 days of March 1, 2021 pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 1,867,912 shares of common stock and warrants exercisable for 1,867,912 shares of common stock held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Dr. Schlesinger is affiliated due to her position as a director of Innoviva, Inc. Dr. Schlesinger may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(9) Consists of (a) 49,058 shares of Common Stock, (b) 155,028 restricted shares of Common Stock, and (c) 130,737 shares of Common Stock that Mr. Patrick has the right to acquire from us within 60 days of March 1, 2021 pursuant to the exercise of stock options.

(10) Consists of (a) 203 shares of Common Stock, (b) 31,851 restricted shares of Common Stock and (c) 116,510 shares of Common Stock that Dr. Varnum has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(11) Consists of (a) 26 shares of Common Stock and (b) 46,952 shares of Common Stock that Mr. Martin has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(12) Consists of (a) 5,612 shares of Common Stock, (b) 20,532 restricted shares of Common Stock and (c) 26,069 shares of Common Stock that Mr. Morris has the right to acquire from us within 60 days of March 1, 2021, pursuant to the exercise of stock options.

(13) Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of March 1, 2021, including any options and warrants exercisable within 60 days of March 1, 2021.

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

The following table provides information as of December 31, 2020 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,668,926	$6.30	138,814
Equity compensation plans not approved by security holders	—	—	—
Total	1,668,926	$7.61	138,814

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

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberation and approval.

Certain Related-Person Transactions

Described below are any transactions occurring since January 1, 2016, and any currently proposed transactions, to which C3J or Armata was a party and in which:

◾	The amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average of the respective company’s total assets at year-end for the last two completed fiscal years; and

◾	A director, director nominee, executive officer, holder of more than 5% of the outstanding capital stock of the respective company, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Financing Transaction

February 2019 Private Placement

On February 5, 2019, we entered into a share purchase agreement with certain investors, pursuant to which we agreed to sell, and the Investors agreed to buy, in a private placement, shares of common stock (the “2019 Financing Shares”) immediately following the Effective Time of the Merger, having an aggregate purchase price of $10.0 million (the “2019 Financing”). An aggregate of 1,991,269 shares of Armata common stock were issued to the Investors in the 2019 Financing at a price of approximately $5.02192 per share. The 2019 Financing Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and such shares bear appropriate restrictive legends. In addition, the 2019 Financing Shares were subject to the provisions of the lock-up agreements entered into by certain officers, directors and stockholders of us and C3J concurrently with the execution of the Merger Agreement, pursuant to which they accepted certain restrictions on transfers of their shares of our common stock for the 180-day period following the effective time of the Merger.

Immediately following the closing of the Merger and the 2019 Financing, the former C3J security holders (including the Investors) owned approximately 76% of the aggregate number of shares of our common stock (of which approximately 20% was comprised of the 2019 Financing Shares) and our security holders as of immediately prior to the Merger owned approximately 24% of the aggregate number of shares of our common stock.

In connection with the 2019 Financing, we entered into a registration rights agreement with the Investors, dated May 9, 2019, pursuant to which we agreed, subject to certain exceptions, to cause the 2019 Financing Shares to be registered for resale under the Securities Act.

February 2020 Private Placement

On January 27, 2020, we entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 8,710,800 newly issued shares of our common stock (the “Private Placement Shares”) and warrants (the “Common Warrants”) to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock was sold together with one Common Warrant, and the per-unit purchase price is $2.87.

First Closing:   The Private Placement occurred in two tranches. The first closing (the “First Closing”) occurred on February 12, 2020, at which time Innoviva purchased 993,139 Private Placement Shares and 993,139 Common Warrants, which was the maximum number of Private Placement Shares and Common Warrants issuable to Innoviva in compliance with any and all applicable laws and without the requirement for the prior receipt of the stockholders’ approval under the listing requirements of the NYSE American, in exchange for an aggregate gross cash payment of approximately $2.8 million. The First Closing was subject to the satisfaction of certain previously disclosed closing conditions (including obtaining voting agreements (the “Voting Agreements”) from stockholders of the Company representing at least 50.1% of the outstanding shares of common stock).

Second Closing:   At the closing of the second tranche (the “Second Closing”), Innoviva purchased 7,717,661 Private Placement Shares and 7,717,661 Common Warrants for an aggregate purchase price of approximately $22.2 million.

Registration Rights Agreement and Investor Rights Agreement:   As part of the First Closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) and an investor rights agreement (the “Investor Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, on April 1, 2020, the Company filed a registration statement on Form S-3 covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the Commission, which was declared effective on April 8, 2020. The Investor Rights Agreement provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of our common stock on a fully-diluted basis, Innoviva has the right to designate two (2) directors to our board of directors and for so long as Innoviva and its affiliates hold at least 8% but less than 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva has the right to designate one (1) director to our board of directors, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate in our future offerings of equity securities.

2021 Private Placement

On January 26, 2021, we entered into the Securities Purchase Agreement with Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, (collectively, “Innoviva”), pursuant to which we agreed to issue and sell to Innoviva, in the 2021 Private Placement, 6,153,847 newly issued shares of our common stock (“Shares”) and warrants to purchase 6,153,847 shares of common stock (“Common Warrants”), with an exercise price per share of $3.25. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $3.25 per share. The 2021 Private Placement occurred in two tranches.

First Closing: The First Closing occurred on January 26, 2021. Innoviva purchased 1,867,912 Shares and Common Warrants to purchase 1,867,912 shares of common stock for an aggregate purchase price of approximately $6.1 million.

Second Closing: The Second Closing occurred on March 17, 2021. Innoviva purchased 4,285,935 Shares and Common Warrants to purchase 4,285,935 shares of common stock for an aggregate purchase price of approximately $13.9 million.

Registration Rights Agreement and Investor Rights Agreement:

As part of the First Closing of the 2021 Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) and an amended and restated investor rights agreement (the “Amended and Restated Investor Rights Agreement”) with Innoviva.

Pursuant to the Registration Rights Agreement, we must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the Commission on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as Innoviva may reasonably specify. We must use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions..

The Amended and Restated Investor Rights Agreement provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of common stock of Armata on a fully-diluted basis, Innoviva shall have the right to designate two (2) directors to our board of directors and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva shall have the right to designate one (1) director, subject to certain conditions and qualifications set forth in the A&R IRA. The A&R IRA also provides Innoviva with certain subscription rights in the event of any new issuances.

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

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees incurred for Ernst & Young LLP services by Armata Pharmaceuticals, Inc. for the year ended December 31, 2020, as well as the following during the year ended December 31, 2019:

●	Armata Pharmaceuticals, Inc. includes fees incurred by the combined company from May 9, 2019, the date of Merger, to December 31, 2019.
●	AmpliPhi Biosciences Corporation includes fees incurred from January 1, 2019 to May 9, 2019, the date of the Merger.
●	C3J Therapeutics, Inc. includes fees incurred from January 1, 2019 to May 9, 2019, the date of the Merger.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Armata Pharmaceuticals, Inc.
Audit Fees	$362,000	$277,000
Audit Related Fees	105,000	94,000
Tax Fees	—	—
All Other Fees	—	—
Total	$467,000	$371,000

AmpliPhi Biosciences Corporation
Audit Fees	$—	$143,000
Audit Related Fees	—	102,000
Tax Fees	—	—
All Other Fees	—	—
Total	$—	$245,000

C3J Therapeutics, Inc.
Audit Fees	$—	$26,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$—	$26,000
Grand total	$467,000	$642,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2020 and 2019.

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

PART IV

Item 15.   EXHIBITS

Financial Statements. We have filed the following documents as part of this Annual Report:

1.	Financial Statement Schedules. None.
2.	Exhibits.

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

3.9

Amendment to Amended and Restated Bylaws of the registrant (February 24, 2020) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on February 26, 2020).

3.10

Articles of Amendment to Articles of Incorporation of the Company (effective March 26, 2020) (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-37544), filed with the SEC on March 30, 2020).

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

4.7

Registration Rights Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

4.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

4.9	Description of the Company’s securities registered under Section 12 of the Exchange Act.

9.1	Form of Voting Agreement, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on January 27, 2021).

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

10.12+

Employment Agreement, dated October 1, 2018, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.13+

Amendment to Employment Agreement, dated as of January 16, 2019, between C3J Therapeutics, Inc. and Todd R. Patrick (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.14+	Form of Director Appointment Letter (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.15*

Research Collaboration and Option to License Agreement, effective as of May 24, 2017, by and between Synthetic Genomics, Inc. and Merck Sharp & Dohme Corp. (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.16*

Asset Purchase Agreement, dated as of February 14, 2018, by and between C3J Therapeutics, Inc., Synthetic Genomics, Inc. and Synthetic Genomics Vaccines, Inc., as amended by Amendment to Asset Purchase Agreement, made and entered into as of December 20, 2018 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.17

Securities Purchase Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.18

Amended and Restated Investor Rights Agreement, dated January 26, 2021, by and between the Company and Innoviva Strategic Opportunities LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.19*

Letter Agreement, dated as of March 10, 2020, by and between Armata Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.20+

Employment Agreement, dated as of January 18, 2012, by and between C3 Jian, Inc. and Brian Varnum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.21

Assignment and First Amendment of Office Lease, dated as of April 2020, by and among Armata Pharmaceuticals, Inc., C3 Jian, Inc. and Marina Business Center, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

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

ARMATA PHARMACEUTICALS INC.

Date: March 18, 2021	By:	/s/ Todd R. Patrick
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

Signature	Title	Date

/s/ Todd R. Patrick	Chief Executive Officer and Director	March 18, 2021
Todd R. Patrick	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 18, 2021
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Richard J. Bastiani, Ph.D.	Chairman of the Board of Directors	March 18, 2021
Richard J. Bastiani, Ph.D.

/s/ Odysseas D. Kostas, M.D	Director	March 18, 2021
Odysseas D. Kostas, M.D.

/s/ Robin Kramer	Director	March 18, 2021
Robin Kramer

/s/ Joseph M. Patti, Ph.D.	Director	March 18, 2021
Joseph M. Patti, Ph.D.

/s/ Todd C. Peterson, Ph.D.	Director	March 18, 2021
Todd C. Peterson, Ph.D.

/s/ Sarah J. Schlesinger, M.D.	Director	March 18, 2021
Sarah J. Schlesinger, M.D.