Form 10-Q
period 2021-03-31
Armata Pharmaceuticals, Inc.
filed 2021-05-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ◻     No ⌧

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at May 7, 2021 was 24,940,442.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,455,000	$9,649,000
Awards receivable	1,125,000	561,000
Prepaid expenses and other current assets	459,000	636,000
Total current assets	24,039,000	10,846,000
Restricted cash	1,200,000	1,200,000
Property and equipment, net	2,115,000	2,047,000
Operating lease right-of-use asset	10,696,000	10,790,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	1,049,000	887,000
Total assets	$52,845,000	$39,516,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,756,000	$1,929,000
Accrued compensation	893,000	563,000
Current portion of operating lease liabilities	1,608,000	1,551,000
PPP Loan	724,000	722,000
Deferred asset acquisition consideration	—	1,940,000
Total current liabilities	4,981,000	6,705,000
Operating lease liabilities, net of current portion	10,775,000	10,877,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	18,833,000	20,659,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 24,940,442 and 18,688,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	249,000	187,000
Additional paid-in capital	218,960,000	198,372,000
Accumulated deficit	(185,197,000)	(179,702,000)
Total stockholders’ equity	34,012,000	18,857,000
Total liabilities and stockholders’ equity	$52,845,000	$39,516,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2021	2020
	(unaudited)	(unaudited)
Grant revenue	$1,066,000	$—
Operating expenses
Research and development	4,350,000	2,750,000
General and administrative	2,151,000	2,171,000
Total operating expenses	6,501,000	4,921,000
Loss from operations	(5,435,000)	(4,921,000)
Other income (expense)
Interest income	2,000	2,000
Interest expense	(62,000)	(159,000)
Total other income (expense), net	(60,000)	(157,000)
Net loss	(5,495,000)	(5,078,000)
Per share information:
Net loss per share, basic and diluted	$(0.27)	$(0.49)
Weighted average shares outstanding, basic and diluted	20,458,355	10,451,746

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,755,000		22,842,000
Forfeiture of restricted stock awards	(3,329)	—	—	—	—
Exercise of warrants	14,464	—	81,000		81,000
Stock-based compensation	—	—	1,044,000	—	1,044,000
Net loss	—	—	—	(5,078,000)	(5,078,000)
Balances, March 31, 2020	18,644,693	$186,000	$195,895,000	$(162,599,000)	$33,482,000

Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercises of stock options	46,134	—	154,000	—	154,000
Exercises of warrants	52,000	1,000	290,000	—	291,000
Stock-based compensation	—	—	842,000	—	842,000
Net loss	—	—	—	(5,495,000)	(5,495,000)
Balances, March 31, 2021	24,940,442	$249,000	$218,960,000	$(185,197,000)	$34,012,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(5,495,000)	$(5,078,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	281,000	295,000
Stock-based compensation	842,000	1,044,000
Non-cash interest expense	62,000	159,000
Payment of accreted interest for deferred consideration for asset acquisition	(586,000)	—
Changes in operating assets and liabilities:
Award receivable	(564,000)	(1,000,000)
Accounts payable and accrued liabilities	(409,000)	(195,000)
Accrued compensation	330,000	(114,000)
Operating lease right-of-use asset and liability, net	49,000	(122,000)
Deferred award liability	—	859,000
Prepaid expenses and other current assets	15,000	(80,000)
Net cash used in operating activities	(5,475,000)	(4,232,000)
Investing activities:
Purchases of property and equipment	(298,000)	(104,000)
Net cash (used in) provided by investing activities	(298,000)	(104,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	(1,414,000)	(1,000,000)
Proceeds from sale of common stock, net of offering costs	19,548,000	23,331,000
Proceeds from exercise of warrants and stock options	445,000	81,000
Net cash provided by financing activities	18,579,000	22,412,000
Net increase (decrease) in cash, cash equivalents and restricted cash	12,806,000	18,076,000
Cash, cash equivalents and restricted cash, beginning of period	10,849,000	6,733,000
Cash, cash equivalents and restricted cash, end of period	$23,655,000	$24,809,000
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering costs	$185,000	$471,000
Property and equipment included in accounts payable	$51,000	$9,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$22,455,000	$24,209,000
Restricted cash	1,200,000	600,000
Cash, cash equivalents and restricted cash	$23,655,000	$24,809,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”), a Washington corporation, and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the ”Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. Immediately prior to the closing of the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP”.

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

On January 26, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”), pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of common stock, par value $0.01 per share (the “Shares”), and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of our common stock, with an exercise price per share of $3.25 (the “2021 Private Placement”).

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

As of March 31, 2021, the Company had cash and cash equivalents of $22.5 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2022. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2020 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission on March 18, 2021. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In-Process Research and Development (“IPR&D”)

IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized incomplete research projects that the Company acquired through the Merger, which is related to the development of AP-SA01, a phage combination for the treatment of Staphylococcus aureus infections (“S. aureus”). Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

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

Settlement of Zero-coupon Debt Instrument

The Company’s deferred purchase consideration arrangement with Synthetic Genomics (Note 11) does not have a stated interest rate. Upon repayment of deferred purchase consideration, the Company classifies the portion attributable to accreted interest as a cash outflow for operating activities, and the portion relating to principal as a cash outflow for financing activities.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements or related disclosures.

4. Net Loss per Share

The following outstanding securities at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020, as they would have been anti-dilutive:

	Three Months Ended
	March 31, 2021	March 31, 2020
Options	2,166,943	1,365,764
Restricted stock awards	322,756	340,164
Warrants	16,647,219	10,547,363
Total	19,136,918	12,253,291

5. Balance Sheet Details

Property and Equipment

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Laboratory equipment	$6,870,000	$6,547,000
Furniture and fixtures	740,000	719,000
Office and computer equipment	418,000	413,000
Leasehold improvements	3,423,000	3,423,000
Total	11,451,000	11,102,000
Less: accumulated depreciation	(9,336,000)	(9,055,000)
Property and equipment, net	$2,115,000	$2,047,000

Depreciation expense totaled $0.3 million for each of the three months ended March 31, 2021 and 2020, respectively.

6. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed after twenty-four weeks as long as the borrower uses the loan proceeds during the twenty-four week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the borrower terminates employees or reduces salaries during the measurement period. The Company will submit its application for loan forgiveness in 2021 and anticipates that the loan will be forgiven based on the current guidelines. The Company cannot provide any assurance that it will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

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

7. Stockholders’ Equity

Private Investment

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

The warrants issued to Innoviva during 2021 and 2020 expire five years from the issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

At March 31, 2021, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
597,881	$21.00	May 10, 2022
1,183,491	$5.60	October 16, 2023
993,139	$2.87	February 12, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 25, 2026
4,285,935	$3.25	March 17, 2026
1,200	$1,680.00	None
16,647,219

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

The assumptions used in the Black-Scholes model are presented below:

	Three Months Ended
	March 31, 2021	March 31, 2020
Risk-free interest rate	0.93% -- 1.29%	1.48% -- 1.51%
Expected volatility	93.37%	90.43%
Expected term (in years)	5.50 to 7.00	5.75 to 6.25
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020

Research and development	$353,000	$337,000
General and administrative	489,000	707,000
Total stock-based compensation	$842,000	$1,044,000

Stock option transactions during the three months ended March 31, 2021 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2020	1,668,926	$6.30	8.32	—
Granted	549,750	5.14	—	—
Exercised	(46,134)	3.34	—	$82,000
Forfeited/Cancelled	(5,599)	94.92	—	—
Outstanding at March 31, 2021	2,166,943	$5.84	8.56	$2,311,000
Vested and expected to vest at March 31, 2021	2,166,943	$5.84	8.56	$2,311,000
Exercisable at March 31, 2021	435,646	$13.83	6.60	$452,000

There were no grants, cancellations or vesting of the Company’s restricted stock award during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, there were 322,756 unvested restricted stock awards outstanding with weighted average grant date fair value of $19.55.

The aggregate intrinsic value of options at March 31, 2021 is based on the Company’s closing stock price on that date of $4.78 per share. As of March 31, 2021, there was $4.7 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 2.05 years.

Shares Reserved for Future Issuance

As of March 31, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,166,943
Unvested restricted stock units	70,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	527,947
Warrants outstanding	16,647,219
Total shares reserved	19,421,857

9. Commitments and Contingencies

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six month rent abatement in 2020. The Company is entitled to use an allowance for tenant improvements of $0.8 million during calendar year of 2021, with any unused tenant improvement amount as of December 31, 2021 to offset future payments. In accordance with authoritative guidance, the Company re-measured the lease liability to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

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

10. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company will receive a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. The Company plans to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.1 million in grant revenue from the MTEC Agreement during the three months ended March 31, 2021.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which it received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During the three months ended March 31, 2021 and 2020, the Company did not recognize any credits to research and development expenses related to the CFF award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

11. Synthetic Genomics Asset Acquisition

On February 28, 2018, C3J completed an acquisition of certain synthetic phage assets (the “synthetic phage assets”) from Synthetic Genomics, Inc. (“SGI”) for consideration consisting of $8.0 million in cash and $27.0 million in equity.

The cash payments consisted of: $1.0 million paid at closing on February 28, 2018, $1.0 million at one year from closing, $1.0 million at two years from closing, and $5.0 million at three years from closing (the payments due on the one, two, three year anniversary are collectively the “time-based payment obligation”). The equity payment (the “equity payment” and, together with the time-based payment obligation, the “deferred purchase price arrangement”) was due upon the earlier of the initial public offering of shares of C3J’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, the sale of all or substantially all of C3J’s assets to a third party, or a consolidation or merger into a third party. On December 20, 2018, in contemplation of the Merger (see Note 1), the deferred purchase price arrangement was amended. Under the amended agreement, the purchase consideration consisted of (i) closing consideration of $1.0 million paid on February 28, 2018, (ii) cash payments of $1.0 million on January 31, 2019, $1.0 million on January 31, 2020, and $2.0 million on January 31, 2021, (iii) an issuance of that number of shares of C3J’s common stock equal to ten percent of C3J’s fully-diluted capitalization, excluding options and restricted stock awards, immediately prior to the closing of the Merger, and (iv) potential milestone payments of up to $39.5 million related to the development and relevant regulatory approval of products utilizing bacteriophage from the synthetic phage assets acquired from SGI (the “milestone payment obligation”).

The equity payment was settled on May 9, 2019, the date of the Merger (Note 1).

The present value of the time-based payment obligations was included in the Company’s balance sheet, with interest accreted to the maturity date. The Company paid the last installment of the time-based payment obligation in the amount of $2.0 million during the three months ended March 31, 2021. For three months ended March 31, 2021 and 2020, the Company recognized $60,000 and $159,000 of interest expense related to the time-based payment obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Form 10-K filed on March 18, 2021 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2022, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing practice regulation (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including phage-based diagnostics and improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa. On October 14, 2020, Armata received the approval to proceed from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial. This study is supported by the CFF, which granted us a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that the COVID-19 pandemic has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program in 2021, using our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia.

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

We are committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2021, we had an accumulated deficit of $185.2 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in the first quarter of 2021.

The full extent of the COVID-19 pandemic impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the development and distribution of vaccines and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 or 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections, combined with the seasonal flu.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

Grant revenue

The Company recognized $1.1 million of grant revenue during the three months ended March 31, 2021, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia infections. These amounts have been invoiced to MTEC.

Research and Development

Research and development expenses for the three months ended March 31, 2021 and 2020 were $4.4 million and $2.8 million, respectively. The net increase of $1.6 million was primarily related to an increase of $0.9 million in payroll and related personnel costs due to increased headcount in the three months ended March 31, 2021 compared to the same period in 2020, an increase of $0.9 million in clinical trial and laboratory expenses as we ramp up clinical trial activities, and an increase of $0.2 million of lease related expenses. The increases were offset by a $0.4 million reduction in credits to research and development expenses, as the Company received a $0.6 million tax rebate in cash from the Australian government in the three months ended March 31, 2021, and a credit of $0.2 million related to our award agreement with CFF during the three months ended March 31, 2020.

General and Administrative

General and administrative expenses were $2.2 million for each of the three months ended March 31, 2021 and 2020. There was an increase of $0.1 million in payroll and related personnel costs and an increase of $0.1 million in professional services costs, offset by a $0.2 million reduction in stock-based compensation expenses for the three months ended March 31, 2021 compared to the same period in 2020.

Other Income (Expense)

For each of the three months ended March 31, 2021 and 2020, we recorded noncash interest expense of $0.1 million and $0.2 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the three months ended March 31, 2021 and 2020.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $5.5 million, as compared to $4.2 million for the three months ended March 31, 2020. The increase of $1.3 million was due to a $0.4 million increase to net loss, and a $0.9 million net decrease in non-cash adjustments to cash used in operating activities.

Investing activities

Net cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to capital equipment purchases.

Financing activities

Net cash provided by financing activities was $18.6 million for the three months ended March 31, 2021, which was primarily comprised of $19.5 million net proceeds raised from the private placement transaction with Innoviva, and $0.4 million proceeds received from stock option exercises, offset by a principal payment of $1.4 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition. Net cash provided by financing activities for the three months ended March 31, 2020 was comprised of net cash proceeds of $23.3 million net proceeds raised from the private placement transaction with Innoviva, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of March 31, 2021, we had unrestricted cash and cash equivalents of $22.5 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2022. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the effects of the continuing COVID-19 pandemic on our clinical programs and business, including delays or difficulties in enrolling patients in our clinical trials, shortage in supply chain materials, and changes in local, state or federal regulations as part of a response to the COVID-19 pandemic;

the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;
●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
●	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements, government grants or strategic financings;
●	licensing arrangements; and
●	public or private debt.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19.  The COVID-19 pandemic continues to impinge upon the U.S. and global economies and may affect our operations and certain other third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Moreover, the COVID-19 pandemic may adversely affect the operations of the FDA and other health authorities, resulting in delays of reviews and approvals with respect to our product candidates. While the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19, or another pandemic, may adversely affect our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain, and we do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, financing or clinical trial activities.

Some examples of potential disruptions that may result from COVID-19 include but are not limited to:

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

The December 31, 2020 audited financial statements and accompanying notes thereto included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2021 and December 31, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2021, we had cash and cash equivalents of $22.5 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

On March 27, 2020, we completed a private placement (“2020 Private Placement”) transaction in which we sold to Innoviva, Inc. a total of 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. The 2020 Private Placement was closed in two tranches for total aggregate gross proceeds of $25.0 million.

On January 26, 2021, we completed a private placement (“2021 Private Placement”) transaction in which we sold to Innoviva Strategic Opportunities LLC, a subsidiary of Innoviva Inc. a total of 6,153,847 newly issued shares of the Company’s common stock and warrants to purchase 6,153,847 shares of common stock with an exercise price per share of $3.25. The 2021 Private Placement was closed in two tranches for total aggregate proceeds of $20.0 million.

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

As of March 31, 2021, our accumulated deficit was $185.2 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2021 and the year ended December 31, 2020, we had losses from operations of $5.5 million and $21.6 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of March 31, 2021, we had cash and cash equivalents of $22.5 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our products, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if we fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products, which would negatively impact our revenues.

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

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $110.5 million.

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

As of March 31, 2021, we had outstanding common warrants to purchase an aggregate of 16,647,219 shares of our common stock at a weighted-average exercise price of $3.98 per share. As of March 31, 2021, in-the-money warrants included warrants issued to Innoviva during 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 2,166,943 shares of our common stock at a weighted-average exercise price of $5.84 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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
4.1

Registration Rights Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

9.1	Form of Voting Agreement, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on January 27, 2021)

10.1

Securities Purchase Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021)

10.2

Securities Purchase Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021)

10.3

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

ARMATA PHARMACEUTICALS, INC.

Date: May 13, 2021	By	/s/ Todd R. Patrick
Name: Todd R. Patrick
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)