Form 10-Q
period 2021-06-30
Armata Pharmaceuticals, Inc.
filed 2021-08-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at August 9, 2021 was 24,937,826.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,536,000	$9,649,000
Awards receivable	1,168,000	561,000
Prepaid expenses and other current assets	1,005,000	636,000
Total current assets	19,709,000	10,846,000
Restricted cash	1,200,000	1,200,000
Property and equipment, net	2,125,000	2,047,000
Operating lease right-of-use asset	10,614,000	10,790,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	887,000	887,000
Total assets	$48,281,000	$39,516,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$2,296,000	$1,929,000
Accrued compensation	1,215,000	563,000
Current portion of operating lease liabilities	1,667,000	1,551,000
PPP Loan	725,000	722,000
Deferred asset acquisition consideration	—	1,940,000
Total current liabilities	5,903,000	6,705,000
Operating lease liabilities, net of current portion	10,682,000	10,877,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	19,662,000	20,659,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 24,937,826 and 18,688,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	249,000	187,000
Additional paid-in capital	219,761,000	198,372,000
Accumulated deficit	(191,391,000)	(179,702,000)
Total stockholders’ equity	28,619,000	18,857,000
Total liabilities and stockholders’ equity	$48,281,000	$39,516,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Grant revenue	$1,168,000	$31,000	$2,234,000	$31,000
Operating expenses
Research and development	5,225,000	2,648,000	9,575,000	5,398,000
General and administrative	2,139,000	1,973,000	4,290,000	4,144,000
Total operating expenses	7,364,000	4,621,000	13,865,000	9,542,000
Loss from operations	(6,196,000)	(4,590,000)	(11,631,000)	(9,511,000)
Other income (expense)
Interest income	2,000	22,000	4,000	24,000
Interest expense	—	(142,000)	(62,000)	(301,000)
Total other income (expense), net	2,000	(120,000)	(58,000)	(277,000)
Net loss	(6,194,000)	(4,710,000)	(11,689,000)	(9,788,000)
Per share information:
Net loss per share, basic and diluted	$(0.25)	$(0.26)	$(0.52)	$(0.68)
Weighted average shares outstanding, basic and diluted	24,762,818	18,347,051	22,622,477	14,399,399

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2021 and 2020

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2020	18,644,693	$186,000	$195,895,000	$(162,599,000)	$33,482,000
Issuance cost in connection with sale of common stock	—	—	(32,000)		(32,000)
Forfeiture of restricted stock awards	(681)	—	—	—	—
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)		(8,000)
Stock-based compensation	—	—	906,000	—	906,000
Net loss	—	—	—	(4,710,000)	(4,710,000)
Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000

Balances, March 31, 2021	24,940,442	$249,000	$218,960,000	$(185,197,000)	$34,012,000
Forfeiture of restricted stock awards	(924)	—	—	—	—
Issuance of inducement stock awards	23,732
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Stock-based compensation	—	—	907,000	—	907,000
Net loss	—	—	—	(6,194,000)	(6,194,000)
Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2021 and 2020

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercise of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Stock-based compensation	—	—	1,950,000	—	1,950,000
Net loss	—	—	—	(9,788,000)	(9,788,000)
Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000

Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercise of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(924)	—	—	—	—
Exercise of stock options	46,134	—	154,000	—	154,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	1,749,000	—	1,749,000
Net loss	—	—	—	(11,689,000)	(11,689,000)
Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(11,689,000)	$(9,788,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	578,000	575,000
Stock-based compensation	1,749,000	1,950,000
Non-cash interest expense	62,000	300,000
Payment of accreted interest for deferred consideration for asset acquisition	(586,000)	—
Changes in operating assets and liabilities:
Award receivable	(607,000)	—
Accounts payable and accrued liabilities	100,000	234,000
Accrued compensation	652,000	(357,000)
Operating lease right-of-use asset and liability, net	97,000	153,000
Prepaid expenses and other current assets	(369,000)	(1,155,000)
Net cash used in operating activities	(10,013,000)	(8,088,000)
Investing activities:
Purchases of property and equipment	(494,000)	(377,000)
Net cash used in investing activities	(494,000)	(377,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	(1,414,000)	(1,000,000)
Proceeds from Paycheck Protection Program Loan	—	718,000
Proceeds from sale of common stock, net of offering costs	19,363,000	22,919,000
Proceeds from exercise of warrants and stock options	445,000	81,000
Net cash provided by financing activities	18,394,000	22,718,000
Net increase in cash, cash equivalents and restricted cash	7,887,000	14,253,000
Cash, cash equivalents and restricted cash, beginning of period	10,849,000	6,733,000
Cash, cash equivalents and restricted cash, end of period	$18,736,000	$20,986,000
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering costs	$—	$91,000
Property and equipment included in accounts payable	$162,000	$7,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$17,536,000	$19,786,000
Restricted cash	1,200,000	1,200,000
Cash, cash equivalents and restricted cash	$18,736,000	$20,986,000

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

As of June 30, 2021, the Company had cash and cash equivalents of $17.5 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2022. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

4. Net Loss per Share

The following outstanding securities at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2021 and 2020, as they would have been anti-dilutive:

	June 30, 2021	June 30, 2020
Options	2,335,068	1,475,017
Unvested restricted stock units	30,000	—
Restricted stock awards	154,141	262,558
Warrants	16,647,219	10,547,363
Total	19,166,428	12,284,938

5. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Laboratory equipment	$7,079,000	$6,547,000
Furniture and fixtures	817,000	719,000
Office and computer equipment	440,000	413,000
Leasehold improvements	3,423,000	3,423,000
Total	11,759,000	11,102,000
Less: accumulated depreciation	(9,634,000)	(9,055,000)
Property and equipment, net	$2,125,000	$2,047,000

Depreciation expense totaled $0.3 million for each of the three months ended June 30, 2021 and 2020, respectively. Depreciation expense totaled $0.6 million for each of the six months ended June 30, 2021 and 2020, respectively.

6. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP Loan is unsecured, evidenced by a promissory note (the “Note”) given by the Company as borrower through its bank, serving as the lender.  The interest rate on the Note is 1.0% per annum. The PPP Loan was outstanding as of June 30, 2021.

The PPP provides a mechanism for forgiveness of up to the full amount borrowed after twenty-four weeks as long as the borrower uses the loan proceeds during the twenty-four week period after the loan origination for eligible purposes, including payroll costs, certain benefits costs, rent and utilities costs or other permitted purposes, and maintains its payroll levels, subject to certain other requirements and limitations. In July 2021, the Company received notification of forgiveness of the full loan amount and associated interest from the Small Business Administration. The Company will record the loan extinguishment and related gain in the three months ending September 30, 2021.

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

The warrants issued to Innoviva during 2021 and 2020 expire five years from the respective issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

At June 30, 2021, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
597,881	$21.00	May 10, 2022
1,183,491	$5.60	October 16, 2023
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,200	$1,680.00	None
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

The assumptions used in the Black-Scholes model are presented below:

	Six months ended
	June 30, 2021	June 30, 2020
Risk-free interest rate	0.90% --1.29%	0.46% -- 1.51%
Expected volatility	93.37%	90.43%
Expected term (in years)	5.50 - 7.00	5.75 - 6.25
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$399,000	$299,000	$752,000	$636,000
General and administrative	508,000	607,000	997,000	1,314,000
Total stock-based compensation	$907,000	$906,000	$1,749,000	$1,950,000

Stock option transactions during the six months ended June 30, 2021 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2020	1,668,926	$6.30	8.32	—
Granted	719,750	4.96		—
Exercised	(46,134)	3.34		$82,000
Forfeited/Cancelled	(7,474)	71.89	—	—
Outstanding at June 30, 2021	2,335,068	$5.73	8.25	$1,115,000
Vested and expected to vest at June 30, 2021	2,335,068	$5.73	8.25	$1,115,000
Exercisable at June 30, 2021	744,996	$9.41	6.50	$466,000

Restricted stock awards during the six months ended June 30, 2021 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	322,756	$19.55
Granted	—	—
Forfeited/Cancelled	(924)	4.46
Vested and Issued as Common Stock	(167,691)	12.33
Outstanding at June 30, 2021	154,141	$27.49

The aggregate intrinsic value of options at June 30, 2021 is based on the Company’s closing stock price on that date of $3.97 per share. As of June 30, 2021, there was $4.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.89 years.

Shares Reserved for Future Issuance

As of June 30, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,335,068
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	359,822
Warrants outstanding	16,647,219
Total shares reserved	19,381,857

9. Commitments and Contingencies

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six month rent abatement in 2020. The Company is entitled to use an allowance for tenant improvements of $0.8 million during calendar year of 2021, with any unused tenant improvement amount as of December 31, 2021 to offset future payments. In accordance with authoritative guidance, the Company re-measured the lease liability in April 2020 to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

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

10. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company expects to receive a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. The MTEC funds are to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.2 million and $2.2 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2021, respectively. The Company recognized $31,000 in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2020.

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

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. During the quarter ended June 30, 2021, an additional $0.8 million was received upon achievement of a milestone. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2 clinical trial of AP-PA02, as set forth in the Agreement.

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During the three months ended June 30, 2021 and 2020, the Company recognized $0.8 million and $0.9 million in credits to research and development expenses related to the CFF award, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $0.8 million and $1.0 million in credits to research and development expenses related to the CFF award, respectively. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

The present value of the time-based payment obligations was included in the Company’s balance sheet, with interest accreted to the maturity date. The Company paid the last installment of the time-based payment obligation in the amount of $2.0 million during the three months ended March 31, 2021. For three months ended June 30, 2021 and 2020, the Company recognized $0 and $142,000 of interest expense related to the time-based payment obligations. For six months ended June 30, 2021 and 2020, the Company recognized $62,000 and $301,000 of interest expense related to the time-based payment obligations.

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

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa. On October 14, 2020, Armata received the approval to proceed from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not further impede our ability to enroll subjects in this clinical trial. This study is supported by the CFF, which granted us a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (“DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that the COVID-19 pandemic has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program in 2021, using our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia.

In partnership with Merck & Co., known as Merck Sharp & Dohme outside of the United States and Canada (“Merck”), we are developing proprietary synthetic phage candidates to target undisclosed infectious disease agents.

Our proprietary phage engineering platform serves to enhance the clinical and commercial prospects of phage therapy.

Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2021, we had an accumulated deficit of $191.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the increasing emphasis on the development of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. We have experienced some delays of this nature in the first half of 2021.

The full extent of the COVID-19 pandemic impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the development and distribution of vaccines and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continuing evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 or 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections, combined with the seasonal flu.

Recent Events

On August 1, 2021, Todd R. Patrick, who has served as the Company’s Chief Executive Officer (“CEO”) since May 2019, retired from day-to-day active management of the Company and resigned as CEO. Mr. Patrick will continue to serve as an advisor to the Company’s CEO through December 31, 2022 and will continue to serve as a member of the Board of Directors (“Board”) until at least the Company’s next Annual Meeting of Shareholders. In connection with Mr. Patrick’s retirement, Brian Varnum, Ph.D. was appointed to serve as CEO of the Company and as a member of the Company’s Board.

On August 1, 2021, the Company and Dr. Varnum entered into an amended employment agreement, which sets forth the terms and conditions of his new position with the Company as previously disclosed in the Form 8-K filed on August 4, 2021.

On August 9, 2021, the Company and Mr. Patrick entered into a letter agreement, which amends his employment agreement to set forth the terms and conditions of his continuing relationship with the Company as previously disclosed in the Form 8-K filed on August 4, 2021.  The letter agreement also provides that if the Company terminates Mr. Patrick’s employment other than for cause prior to December 31, 2022, he would continue to receive his salary, bonus, subsidized health insurance premiums and equity vesting from the date of termination through December 31, 2022.

Results of Operations

Comparison of three and six months ended June 30, 2021 and 2020

Grant revenue

The Company recognized $1.2 million and $31,000 of grant revenue during the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $31,000 of grant revenue during the six months ended June 30, 2021 and 2020 respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia. These amounts have been invoiced to MTEC.

Research and Development

Research and development expenses for the three months ended June 30, 2021 and 2020 were $5.2 million and $2.6 million, respectively. The net increase of $2.6 million was primarily related to an increase of $0.8 million personnel costs, an increase of $1.5 million in clinical trial and trial related outsourcing expenses, a $0.1 million increase related to reduced credits associated with our award agreement with CFF, and an increase of $0.2 million related to laboratory and equipment maintenance expenses due to increased clinical trial activities.

Research and development expenses for the six months ended June 30, 2021 and 2020 were $9.6 million and $5.4 million, respectively. The net increase of $4.2 million was primarily related to an increase of $1.6 million in personnel costs, an increase of $2.4 million in clinical trial and related outsourcing expenses, an increase of $0.3 million related to laboratory and equipment maintenance expenses due to increased clinical trial activities, and an increase of $0.2 million related to lease expenses. These increases were offset by a credit to research and development expenses related to our award agreement with CFF of $0.8 million during the six months ended June 30, 2021, as compared to $1.1 million received from CFF and the NIH during the six months ended June 30, 2020.

General and Administrative

General and administrative expenses were $2.1 million for the three months ended June 30, 2021, as compared to $2.0 million during the same period in 2020. The increase in general and administrative expenses of $0.1 million was primarily due to an increase of $0.2 million related to professional services expenses, offset by a reduction of $0.1 million in stock-based compensation expenses.

General and administrative expenses were $4.3 million for the six months ended June 30, 2021, as compared to $4.1 million during the same period in 2020. The increase in general and administrative expenses of $0.2 million was primarily due to an increase of $0.2 million related to professional services expenses, an increase of $0.1 million in personnel costs, an increase of $0.1 million in public company and insurance costs, an increase of $0.1 million in facility and equipment maintenance costs, offset by a reduction of $0.3 million in stock-based compensation expenses.

Other Income (Expense)

For the three and six months ended June 30, 2021 and 2020, we recorded noncash interest expense of $0 and $0.1 million, and $0.1 million and $0.3 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the three or six months ended June 30, 2021 and 2020.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $10.0 million, as compared to $8.1 million for the six months ended June 30, 2020. The increase of $1.9 million was primarily due to a $1.9 million increase in net loss.

Investing activities

Net cash used in investing activities was $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to capital equipment purchases.

Financing activities

Net cash provided by financing activities was $18.4 million for the six months ended June 30, 2021, which was primarily comprised of $19.4 million net proceeds raised from the private placement transaction with Innoviva, and $0.4 million proceeds received from stock option exercises, offset by a principal payment of $1.4 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

Net cash provided by financing activities was $22.7 million for the six months ended June 30, 2020, which was comprised of net cash proceeds of $22.9 million net proceeds raised from the private placement transaction with Innoviva and $0.7 million proceeds from the Paycheck Protection Program loan, offset in part by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of June 30, 2021, we had unrestricted cash and cash equivalents of $17.5 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2022. For the foreseeable future, our ability to continue its operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak may affect our clinical trials, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the acceptability, safety and effectiveness of COVID-19 vaccines. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The December 31, 2020 audited financial statements and accompanying notes thereto included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2021 and December 31, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2021, we had cash and cash equivalents of $17.5 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

As of June 30, 2021, our accumulated deficit was $191.4 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2021 and the year ended December 31, 2020, we had losses from operations of $11.6 million and $21.6 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I in this report.

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

On June 15, 2020, we entered into the “MTEC Agreement”, pursuant to which we have started to receive an up to $15 million grant and have entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of June 30, 2021, we had cash and cash equivalents of $17.5 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

The development of our bacteriophage product candidates requires that we isolate, select and combine a number of bacteriophages that target the desired bacteria for that product candidate. The selection of bacteriophages for any of our product candidates is based on a variety of factors, including without limitation the ability of the selected phages, in combination, to successfully kill the targeted bacteria, the degree of cross-reactivity of the individual phages with the same part of the bacterial targets, the ability of the combined phages to satisfy regulatory requirements, our ability to manufacture sufficient quantities of the phages, intellectual property rights of third parties, and other factors. While we have selected initial formulations of AP-SA02 for the treatment of S. aureus infections, and the initial formulations of AP-PA02 for the treatment of P. aeruginosa infections in CF patients, there can be no assurance that these initial formulations will be the final formulations of AP-SA02 or AP-PA02 for commercialization if approved. If we are unable to complete formulation development of our product candidates in the time frame that we have anticipated, then our product development timelines, and the regulatory approval of our product candidates, could be delayed.

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

As of June 30, 2021, we had outstanding common warrants to purchase an aggregate of 16,647,219 shares of our common stock at a weighted-average exercise price of $3.98 per share. As of June 30, 2021, in-the-money warrants included warrants issued to Innoviva during 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 2,335,068 shares of our common stock at a weighted-average exercise price of $5.73 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

10.22+	Employment Agreement, dated August 1, 2021, between Armata Pharmaceuticals, Inc. and Brian Varnum, Ph.D.

10.23+	Amended Employment Agreement, dated August 9, 2021 between Armata Pharmaceuticals, Inc. and Todd Patrick

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.

*	Indicates that certain identified information in the exhibit has been omitted because it is both (i) not material, and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMATA PHARMACEUTICALS, INC.

Date: August 12, 2021	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)