Form 10-Q
period 2021-09-30
Armata Pharmaceuticals, Inc.
filed 2021-11-10
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 5, 2021 was 27,086,299.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,076,000	$9,649,000
Awards receivable	1,251,000	561,000
Prepaid expenses and other current assets	851,000	636,000
Total current assets	14,178,000	10,846,000
Restricted cash	1,200,000	1,200,000
Property and equipment, net	2,107,000	2,047,000
Operating lease right-of-use asset	10,531,000	10,790,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	909,000	887,000
Total assets	$42,671,000	$39,516,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,811,000	$1,929,000
Accrued compensation	1,714,000	563,000
Current portion of operating lease liabilities	1,729,000	1,551,000
Paycheck Protection Program Loan	—	722,000
Deferred asset acquisition consideration	—	1,940,000
Total current liabilities	5,254,000	6,705,000
Operating lease liabilities, net of current portion	10,585,000	10,877,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	18,916,000	20,659,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 24,965,086 and 18,688,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	249,000	187,000
Additional paid-in capital	220,316,000	198,372,000
Accumulated deficit	(196,810,000)	(179,702,000)
Total stockholders’ equity	23,755,000	18,857,000
Total liabilities and stockholders’ equity	$42,671,000	$39,516,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Grant revenue	$1,251,000	$288,000	$3,485,000	$319,000
Operating expenses
Research and development	5,626,000	4,066,000	15,201,000	9,464,000
General and administrative	1,768,000	1,845,000	6,058,000	5,989,000
Total operating expenses	7,394,000	5,911,000	21,259,000	15,453,000
Loss from operations	(6,143,000)	(5,623,000)	(17,774,000)	(15,134,000)
Other income (expense)
Gain upon extinguishment of Paycheck Protection Program loan	726,000	—	726,000	—
Interest income	—	4,000	4,000	28,000
Interest expense	(2,000)	(150,000)	(64,000)	(451,000)
Total other income (expense), net	724,000	(146,000)	666,000	(423,000)
Net loss	$(5,419,000)	$(5,769,000)	$(17,108,000)	$(15,557,000)
Per share information:
Net loss per share, basic and diluted	$(0.22)	$(0.31)	$(0.73)	$(0.99)
Weighted average shares outstanding, basic and diluted	24,820,233	18,394,614	23,363,113	15,740,858

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2021 and 2020

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2020	18,641,501	$186,000	$196,761,000	$(167,309,000)	$29,638,000
Exercise of employee stock options	27,382	1,000	86,000	—	87,000
Stock-based compensation	—	—	663,000	—	663,000
Net loss	—	—	—	(5,769,000)	(5,769,000)
Balances, September 30, 2020	18,668,883	$187,000	$197,510,000	$(173,078,000)	$24,619,000

Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000
Sale of common stock, net of issuance costs	—	—	—	—	—
Exercises of stock options	27,383	—	86,000	—	86,000
Forfeiture of restricted stock awards	(123)	—	—	—	—
Stock-based compensation	—	—	469,000	—	469,000
Net loss	—	—	—	(5,419,000)	(5,419,000)
Balances, September 30, 2021	24,965,086	$249,000	$220,316,000	$(196,810,000)	$23,755,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine months ended September 30, 2021 and 2020

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercise of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Exercise of employee stock options	27,382	1,000	86,000	—	87,000
Stock-based compensation	—	—	2,613,000	—	2,613,000
Net loss	—	—	—	(15,557,000)	(15,557,000)
Balances, September 30, 2020	18,668,883	$187,000	$197,510,000	$(173,078,000)	$24,619,000

Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercises of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(1,047)	—	—	—	—
Exercise of stock options	73,517	—	240,000	—	240,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	2,218,000	—	2,218,000
Net loss	—	—	—	(17,108,000)	(17,108,000)
Balances, September 30, 2021	24,965,086	$249,000	$220,316,000	$(196,810,000)	$23,755,000

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(17,108,000)	$(15,557,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	892,000	840,000
Gain upon extinguishment of Paycheck Protection Program loan	(722,000)	—
Stock-based compensation	2,218,000	2,613,000
Non-cash interest expense	60,000	457,000
Payment of accreted interest for deferred consideration for asset acquisition	(586,000)	—
Changes in operating assets and liabilities:
Award receivable	(690,000)	(241,000)
Accounts payable and accrued liabilities	(100,000)	492,000
Accrued compensation	1,151,000	(21,000)
Operating lease right-of-use asset and liability, net	145,000	611,000
Prepaid expenses and other current assets	(237,000)	(1,162,000)
Net cash used in operating activities	(14,977,000)	(11,968,000)
Investing activities:
Purchases of property and equipment	(1,076,000)	(458,000)
Net cash used in investing activities	(1,076,000)	(458,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	(1,414,000)	(1,000,000)
Proceeds from Paycheck Protection Program Loan	—	717,000
Proceeds from sale of common stock, net of offering costs	19,363,000	22,893,000
Proceeds from exercise of warrants and stock options	531,000	168,000
Net cash provided by financing activities	18,480,000	22,778,000
Net increase in cash, cash equivalents and restricted cash	2,427,000	10,352,000
Cash, cash equivalents and restricted cash, beginning of period	10,849,000	6,733,000
Cash, cash equivalents and restricted cash, end of period	$13,276,000	$17,085,000
Supplemental disclosure of cash flow information:
Paycheck Protection Program loan forgiveness	$722,000	$—
Unpaid offering costs	$—	$65,000
Property and equipment included in accounts payable	$124,000	$145,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$12,076,000	$15,885,000
Restricted cash	1,200,000	1,200,000
Cash, cash equivalents and restricted cash	$13,276,000	$17,085,000

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

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation, a Delaware corporation (“CFF”), the Company’s partner for its lead Phase 1b/2 clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”) for the private placement of newly issued shares of common stock, par value $0.01 per share, of the Company (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). The Company received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

On January 26, 2021, the Company entered into a securities purchase agreement (the “January 2021 Securities Purchase Agreement”) with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of Common Stock, and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of Common Stock, with an exercise price per share of $3.25 (the “January 2021 Private Placement”).

The January 2021 Private Placement closed in two tranches. On January 26, 2021 and concurrently with entering into the January 2021 Securities Purchase Agreement, the Company completed the first tranche (the “First Closing”) of the January 2021 Private Placement. At the First Closing, Innoviva purchased 1,867,912 shares of Common Stock and Common Warrants to purchase 1,867,912 shares of common stock, for an aggregate purchase price of approximately $6.1 million.

At the closing of the second tranche (the “Second Closing”), which was approved by the Company’s stockholders, Innoviva purchased 4,285,935 shares of Common Stock and Common Warrants to purchase 4,285,935 shares of Common Stock for an aggregate purchase price of $13.9 million. The Second Closing was completed on March 17, 2021.

On March 27, 2020, the Company completed a private placement transaction and sold to Innoviva Inc. 8,710,800 newly issued shares of Common Stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “2020 Private Placement”). Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $2.87 per share. The 2020 Private Placement was closed in two tranches raising total gross proceeds of $25.0 million.

As of September 30, 2021, the Company had cash and cash equivalents of $12.1 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2022. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Basic and Diluted Net Loss per Share

Net earnings or loss per share (“EPS”) is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. The Company uses the two-class method for the computation and presentation of net income (loss) per common share attributable to common stockholders. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, warrants issued to Innoviva are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreements. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU

2020-06 are effective for the Company as of January 1, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

4. Net Loss per Share

The following outstanding securities as of September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30, 2021	September 30, 2020
Options	2,439,651	1,446,614
Unvested restricted stock units	30,000	—
Restricted stock awards	124,018	262,558
Warrants	16,647,219	10,547,618
Total	19,240,888	12,256,790

5. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Laboratory equipment	$7,362,000	$6,547,000
Furniture and fixtures	817,000	719,000
Office and computer equipment	451,000	413,000
Leasehold improvements	3,423,000	3,423,000
Total	12,053,000	11,102,000
Less: accumulated depreciation	(9,946,000)	(9,055,000)
Property and equipment, net	$2,107,000	$2,047,000

Depreciation expense totaled $0.3 million for each of the three months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled $0.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

6. Paycheck Protection Program Loan

In April 2020, the Company received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP Loan was unsecured, evidenced by a promissory note (the “Note”) given by the Company as borrower through its bank, serving as the lender.  The interest rate on the Note was 1.0% per annum.

In July 2021, the Company received notification of forgiveness of the full loan amount and associated interest from the Small Business Administration. The Company recorded a gain of $0.7 million from the PPP loan extinguishment in the statement of operations during the three months ended September 30, 2021.

7. Stockholders’ Equity

Private Investment

October 2021 Private Placement

On October 28, 2021, the Company entered into the October 2021 Securities Purchase Agreement with CFF and Innoviva for the private placement of newly issued shares of the Company’s common stock. Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30. The Company received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

January 2021 Private Placement

On January 26, 2021, the Company entered into the January 2021 Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of common stock, and Common Warrants to purchase up to 6,153,847 shares of common stock, with an exercise price per share of $3.25.

The January 2021 Private Placement closed in two tranches. On January 26, 2021 and concurrently with entering into the January 2021 Securities Purchase Agreement, the Company completed the first tranche (the “First Closing”) of the January 2021 Private Placement. At the First Closing, Innoviva purchased 1,867,912 shares and Common Warrants to purchase 1,867,912 shares of common stock, for an aggregate purchase price of approximately $6.1 million.

At the closing of the second tranche (the “Second Closing”), which was approved by the Company’s stockholders, Innoviva purchased 4,285,935 shares and Common Warrants to purchase 4,285,935 shares of common stock for an aggregate purchase price of $13.9 million. The Second Closing was completed on March 17, 2021.

On January 27, 2020, the Company entered into a securities purchase agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in the 2020 Private Placement, 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. Each share of common stock was sold together as a unit with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $2.87 per share. The 2020 Private Placement occurred in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 units in exchange for an aggregate gross cash payment of approximately $2.8 million. On March 27, 2020, the second closing occurred subsequent to shareholder approval, at which time Innoviva purchased 7,717,661 units in exchange for aggregate gross proceeds of $22.2 million.

The warrants issued to Innoviva during 2021 and 2020 expire five years from the respective issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

On September 30, 2021, outstanding warrants to purchase shares of common stock are as follows:

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

The assumptions used in the Black-Scholes model are presented below:

	Nine months ended
	September 30, 2021	September 30, 2020
Risk-free interest rate	0.73% -- 1.29%	0.25% -- 1.51%
Expected volatility	84.04% -- 93.37%	90.43%

Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

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

On August 1, 2021, Todd R. Patrick, who has served as the Company’s Chief Executive Officer (“CEO”) since May 2019, retired from day-to-day active management of the Company and resigned as CEO. On August 9, 2021, the Company and Mr. Patrick entered into a letter agreement, which among other things, provides that if Mr. Patrick provides advisory services through the end of December 31, 2022 (the “Transition Period”), one half of the outstanding and unvested Company stock options and restricted share units held by Mr. Patrick as of the last day of the Transition Period will become fully vested, and all vested stock options held by Mr. Patrick as of that date will remain exercisable for the remainder of the 10-year term from the original grant date. The Company measured the stock-based compensation expense related to the modification and pre-vesting forfeitures of Mr. Patrick’s stock options and restricted share units to be a net credit of approximately $0.3 million, which will be amortized as a credit to stock-based compensation over the remaining substantive requisite service period through December 31, 2021.

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$369,000	$205,000	$1,121,000	$841,000
General and administrative	100,000	458,000	1,097,000	1,772,000
Total stock-based compensation	$469,000	$663,000	$2,218,000	$2,613,000

Stock option transactions during the nine months ended September 30, 2021 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2020	1,668,926	$6.30	8.32	—
Granted	856,150	4.77		—
Exercised	(73,517)	3.27		$98,000
Forfeited/Cancelled	(11,908)	48.67		—
Outstanding at September 30, 2021	2,439,651	$5.65	8.19	$609,000
Vested and expected to vest at September 30, 2021	2,439,651	$5.65	8.19	$609,000
Exercisable at September 30, 2021	733,721	$9.48	6.55	$252,000

Restricted stock awards and restricted stock units during the nine months ended September 30, 2021 are presented below:

Weighted Avg

		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	322,756	$19.55
Granted	—	—
Forfeited/Cancelled	(1,047)	6.89
Vested and Issued as Common Stock	(167,691)	12.33
Outstanding at September 30, 2021	154,018	$27.49

The aggregate intrinsic value of options at September 30, 2021 is based on the Company’s closing stock price on that date of $3.62 per share. As of September 30, 2021, there was $3.9 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.8 years.

Shares Reserved for Future Issuance

As of September 30, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,439,651
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	227,856
Warrants outstanding	16,647,219
Total shares reserved	19,354,474

9. Commitments and Contingencies

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six-month rent abatement in 2020. The Company is entitled to use an allowance for tenant improvements of $0.8 million during 2021, with any unused tenant improvement amount as of December 31, 2021 to offset future payments. In accordance with authoritative guidance, the Company re-measured the lease liability in April 2020 to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $6.5 million.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.3 million and $3.5 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2021, respectively. The Company recognized $0.3 million in grant revenue from the MTEC Agreement during each of the three and nine months ended September 30, 2020.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with CFF, pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. During the quarter ended September 30, 2021, an additional $0.8 million was received upon achievement of a milestone. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2 clinical trial of AP-PA02, as set forth in the Agreement.

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

The Company concluded that the CFF award is in the scope of ASC 808. Accordingly, as discussed in Note 3, award amounts received from CFF upon achievement of certain milestones are recognized as credits to research and development expenses in the period the expenses are incurred. During the three months ended September 30, 2021 and 2020, the Company did not recognize any credits to research and development expenses related to the CFF award. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.8 million and $1.0 million in credits to research and development expenses related to the CFF award, respectively. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

The present value of the time-based payment obligations was included in the Company’s balance sheet, with interest accreted to the maturity date. The Company paid the last installment of the time-based payment obligation in the amount of $2.0 million during the three months ended March 31, 2021. For the nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.5 million of interest expense related to the time-based payment obligations, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Form 10-K filed on March 18, 2021 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2022, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020, filed on March 18, 2021 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (“DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that the COVID-19 pandemic has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program, using our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2021, we had an accumulated deficit of $196.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Business Update Regarding COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and the continuing response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the continued development and manufacturing of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing and manufacturing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. Although we have experienced some delays of this nature in 2021, such delays have not had a material adverse impact on our business, results of operations or financial condition.

The full extent of the COVID-19 pandemic impact continues to depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the identification and spread of COVID-19 variants such as the Delta variant, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2021 or 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections attributable to the Delta variant, combined with the seasonal flu.

Recent Events

October 2021 Private Placements

On October 28, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation, a Delaware corporation (“CFF”), our partner for the lead Phase 1b/2 clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”) for the private placement of newly issued shares of our common stock, par value $0.01 per share (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

2021 Lease Agreement

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The leased space comprises approximately 56,000 square feet. The 2021 Lease commencement date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $6.5 million.

Executive Transition

On August 1, 2021, Todd R. Patrick, who has served as the Company’s Chief Executive Officer (“CEO”) since May 2019, retired from day-to-day active management of the Company and resigned as CEO. Mr. Patrick will continue to serve as an advisor to the Company’s CEO through December 31, 2022 and will continue to serve as a member of the Board of Directors (the “Board”) until at least the Company’s next Annual Meeting of Shareholders. In connection with

Mr. Patrick’s retirement, Brian Varnum, Ph.D. was appointed to serve as CEO of the Company and as a member of the Company’s Board.

On August 1, 2021, the Company and Dr. Varnum entered into an amended employment agreement, which sets forth the terms and conditions of his new position with the Company as previously disclosed in the Form 8-K filed on August 4, 2021.

On August 9, 2021, the Company and Mr. Patrick entered into a letter agreement, which amends his employment agreement and sets forth the terms and conditions of his continuing relationship with the Company as previously disclosed in the Form 8-K filed on August 4, 2021.  The letter agreement also provides that if the Company terminates Mr. Patrick’s employment other than for cause prior to December 31, 2022, he will continue to receive his salary, bonus, subsidized health insurance premiums and equity vesting from the date of termination through December 31, 2022.

Results of Operations

Comparison of three and nine months ended September 30, 2021 and 2020

Grant revenue

The Company recognized $1.3 million and $0.3 million of grant revenue during the three months ended September 30, 2021 and 2020, respectively, and $3.5 million and $0.3 million of grant revenue during the nine months ended September 30, 2021 and 2020 respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia. These amounts have been invoiced to MTEC.

Research and Development

Research and development expenses for the three months ended September 30, 2021 and 2020 were $5.6 million and $4.1 million, respectively. The net increase of $1.5 million was primarily related to an increase of $0.7 million related to increased clinical trial activities and trial-related outsourcing expenses, $0.6 million in personnel costs, and a $0.2 million increase in professional services expenses.

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $15.2 million and $9.5 million, respectively. The net increase of $5.7 million was primarily related to an increase of $2.2 million in personnel costs, an increase of $3.0 million in clinical trial and related outsourcing expenses, $0.8 million in professional service expenses, and an increase of $0.2 million related to lease expenses. These increases were offset by credits to research and development expenses of $0.8 million related to our award agreement with CFF and a $0.7 million tax rebate from Australian tax authorities during the nine months ended September 30, 2021, as compared to $1.1 million received from CFF and the NIH during the nine months ended September 30, 2020.

General and Administrative

General and administrative expenses were $1.7 million for the three months ended September 30, 2021, as compared to $1.8 million during the same period in 2020. The decrease in general and administrative expenses of $0.1 million was primarily due to a reduction of $0.4 million in stock-based compensation expenses, offset by an increase of $0.3 million related to general corporate and personnel costs.

General and administrative expenses were $6.0 million for the nine months ended September 30, 2021, which remained consistent with the amount for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, general and administrative expenses increased by $0.3 million for personnel costs, and $0.3 million in public company and insurance costs, which were offset by a reduction of $0.6 million in stock-based compensation expenses when compared to the nine months ended September 30, 2020.

Gain upon extinguishment of Paycheck Protection Program loan

In April 2020, we received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed, and in July 2021, we received notification of forgiveness of the full loan amount and associated interest from the Small Business Administration. We recorded a gain of $0.7 million from the PPP Loan extinguishment in the statement of operations during the three and nine months ended September 30, 2021.

Other Income (Expense)

For the three and nine months ended September 30, 2021 and 2020, we recorded noncash interest expense of $0 and $0.2 million, and $0.1 million and $0.5 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the three or nine months ended September 30, 2021 and 2020.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.0 million, as compared to $12.0 million for the nine months ended September 30, 2020. The increase of $3.0 million was primarily due to a $1.6 million increase in net loss, a $2.0 million reduction of non-cash reconciling items from net loss to cash used in operating activities, offset by an increase of $0.6 million of cash used for operating assets and liabilities.

Investing activities

Net cash used in investing activities was $1.1 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, and primarily related to capital equipment purchases.

Financing activities

Net cash provided by financing activities was $18.5 million for the nine months ended September 30, 2021, which was primarily comprised of $19.4 million net proceeds raised from the 2021 private placement transactions with Innoviva, and $0.5 million of proceeds received from stock option exercises, offset by a principal payment of $1.4 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

Net cash provided by financing activities was $22.8 million for the nine months ended September 30, 2020, which was comprised of net cash proceeds of $22.9 million raised from the 2020 private placement transaction with Innoviva, $0.7 million proceeds from the Paycheck Protection Program loan, and $0.2 million of proceeds received from warrant and employee stock option exercises, offset by a payment of $1.0 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

As of September 30, 2021, we had unrestricted cash and cash equivalents of $12.1 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2022. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the effects of the continuing COVID-19 pandemic on our clinical programs and business, including delays or difficulties in enrolling patients in our clinical trials, shortage in supply chain materials, labor shortages impacting our ability to hire and retain qualified personnel, and changes in local, state or federal regulations as part of a response to the COVID-19 pandemic;
●	the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;
●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and
●	the costs of lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements, government grants or strategic financings;
●	licensing arrangements; and

●	public or private debt.

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms, if at all. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions and volatility of financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19.  The COVID-19 pandemic continues to impinge upon the U.S. and global economies and has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and the continuing response efforts may have a future impact on our third-party suppliers and partners and the conduct of future clinical trials. It is possible that due to the continued development and manufacturing of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing and manufacturing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. Although we have experienced some delays of this nature in 2021, such delays have not had a material adverse impact on our business, results of operations or financial condition. Moreover, the COVID-19 pandemic may adversely affect the operations of the FDA and other health authorities, resulting in delays of reviews and approvals with respect to our product candidates. While the full scope of the economic impact brought by, and the ultimate duration of, the COVID-19 pandemic remains difficult to assess or predict, the continued impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 (including as a result of vaccine mandates), or another pandemic, may adversely affect our operations. The ultimate impact of the COVID-19 pandemic remains highly uncertain, and we do not yet know the full extent of potential delays or impacts that COVID-19 may have on our business, financing or clinical trial activities.

Some examples of potential disruptions that have resulted or may result from COVID-19 include but are not limited to:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations, or CROs, and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	limitations on employee or other resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical work, including because of sickness of employees or their families, the desire of employees to avoid travel or contact with large groups of people, an increased reliance on working from home, school closures or mass transit disruptions or a refusal to comply with vaccine mandates;

●	changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The COVID-19 global pandemic remains volatile. The extent to which the pandemic may affect our clinical trials, business, financial condition and results of operations remains dependent on future developments, which are highly uncertain and cannot be predicted at this time, such as the evolution and spread of COVID-19 variants, such as the Delta variant, the ultimate duration of the pandemic, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, the acceptability, safety and effectiveness of COVID-19 vaccines, and compliance with vaccine mandates. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The December 31, 2020 audited financial statements and accompanying notes thereto included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2021 and December 31, 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2021, we had cash and cash equivalents of $12.1 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

On March 27, 2020, we completed a private placement (the “2020 Private Placement”) transaction in which we sold to Innoviva, Inc. a total of 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. The 2020 Private Placement was closed in two tranches for total aggregate gross proceeds of $25.0 million.

On January 26, 2021, we completed a private placement (the “January 2021 Private Placement”) transaction in which we sold to Innoviva Strategic Opportunities LLC, a subsidiary of Innoviva Inc. a total of 6,153,847 newly issued shares of the Company’s common stock and warrants to purchase 6,153,847 shares of common stock with an exercise price per share of $3.25. The 2021 Private Placement was closed in two tranches for total aggregate proceeds of $20.0 million.

On October 28, 2021, we completed a private placement (the “October 2021 Private Placement”) transaction in which we sold to CFF and Innoviva Strategic Opportunities LLC, a total of 2,121,213 shares of our newly issued shares of common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $7.0 million, before deducting transaction expenses.

While we believe that our existing resources including the proceeds from the January and October 2021 Private Placements will be sufficient to fund our planned operations into the first quarter of 2022, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

As of September 30, 2021, our accumulated deficit was $196.8 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we had losses from operations of $17.7 million and $21.6 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I in this report.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of September 30, 2021, we had cash and cash equivalents of $12.1 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. Planned clinical trials may not be commenced or completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including:

●	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;

●	failures in our internal manufacturing operations that result in our inability to consistently and timely produce bacteriophages in sufficient quantities to support our clinical trials;
●	the availability of financial resources to commence and complete our planned clinical trials;
●	delays in reaching a consensus with clinical investigators on study design;
●	delays in reaching a consensus with regulatory agencies on trial design or in obtaining regulatory approval to commence a trial;
●	delays in obtaining clinical materials;
●	slower than expected patient recruitment for participation in clinical trials;
●	failure by clinical trial sites, other third parties, or us to adhere to clinical trial agreements;
●	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval;
●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	adverse safety events experienced during our clinical trials.

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

Our clinical research operations could also be negatively impacted by delays, supply chain issue and labor shortages resulting from the COVID-19 pandemic. We are not able to predict the impact on the timing and costs of our planned clinical trials as a result of the COVID-19 pandemic.

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

      Following the January 2021 Private Placement and October 2021 Private Placement, Innoviva holds approximately 59.6% of our outstanding shares and 14,864,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 74.7% of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of September 30, 2021, we had outstanding common warrants to purchase an aggregate of 16,647,219 shares of our common stock at a weighted-average exercise price of $3.98 per share. As of September 30, 2021, in-the-money warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 2,439,651 shares of our common stock at a weighted-average exercise price of $5.65 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2021, we entered into the October 2021 Securities Purchase Agreement with CFF and Innoviva for the private placement of newly issued shares of our common stock, par value $0.01 per share (“Shares”). Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 Shares to CFF and 1,212,122 Shares to Innoviva, each at a per Share price of $3.30 (the “October 2021 Private Placements”). We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

We also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, we must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the October 2021 Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as the Purchasers may reasonably specify. We must use commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions.

We also entered into an Amended and Restated Voting Agreement with Innoviva and Innoviva, Inc. (the “Voting Agreement”), pursuant to which Innoviva and Innoviva, Inc. agreed not to vote or take any action by written consent with respect to shares of our common stock held by Innoviva, Innoviva, Inc. or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock issued and outstanding as of any given record date for voting (such shares, the “Excess Shares”) on the matters related to the election of directors to the Board or removal of directors from the Board (“Board Matters”) presented at any meeting of our stockholders (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board authorizes Innoviva to vote such Excess Shares with respect to Board Matters.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1

Articles of Amendment to Articles of Incorporation of the Company (effective March 26, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.4	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.4 and Exhibit 10.3.

10.1

Securities Purchase Agreement, dated October 28, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.2

Registration Rights Agreement, dated October 28, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.3

Amended and Restated Voting Agreement, dated October 28, 2021, by and among the Company, Innoviva, and Innoviva, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.4

Lease Agreement, dated October 28, 2021, by and between the Company and 5005 McConnell Avenue, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2021.

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

ARMATA PHARMACEUTICALS, INC.

Date: November 10, 2021	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)