Form 10-K
period 2021-12-31
Armata Pharmaceuticals, Inc.
filed 2022-03-17
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2021 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $38.9 million.

As of March 14, 2022, 30,727,091 shares of the Registrant’s Common Stock were outstanding.

Document Incorporated by Reference

None.

ARMATA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans, including our clinical development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;

●	the potential future of antibiotic resistance;

●	our ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and keep management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnership with Merck, known as MSD outside of the United States and Canada, the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (“DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $15 million DoD grant;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs, which could be impacted by the COVID-19 pandemic;
●	the expected impact of the COVID-19 pandemic on our operations and any statements of assumptions underlying any of the items mentioned; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing practice regulation (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa. On October 14, 2020, Armata received the approval to proceed from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not further impede our ability to enroll subjects in this clinical trial. This study is supported by the CFF, which granted us a Therapeutics Development Award of up to $5.0 million. As discussed in more detail below, in October 2021, we issued and sold 909,091 shares of newly issued commons stock to CFF at a per share price of $3.30 pursuant to a private placement transaction.

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (“DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1b/2a, multi-center, randomized, double-blind, placebo-controlled dose escalation study (“diSArm” study),  that will assess the safety, tolerability, and efficacy of AP-SA02, a phage-based candidate for the treatment of adults with S. aureus bacteremia.  On November 17, 2021, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-SA02. We plan to initiate the “diSArm” study provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial.

In addition to our more advanced pipeline programs, we have phage development efforts underway to target other indications including non-cystic fibrosis bronchiectasis (“NCFB”), prosthetic joint infections (“PJI”) and hospitalized pneumonia.

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

Business Update Regarding COVID-19

In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and the continuing response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the continued development and manufacturing of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing and manufacturing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. Although we have experienced some delays of this nature during 2021, such delays have not had a material adverse impact on our business, results of operations or financial condition.

The full extent of the COVID-19 pandemic impact continues to depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the identification and spread of COVID-19 variants such as the Delta and the Omicron variants, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections attributable to the Omicron variant, combined with the seasonal flu.

Recent Developments

NCFB Investigational New Drug (“IND”) Approval

On February 22, 2022, we announced that the U.S. FDA has cleared Armata's IND application to initiate a clinical trial of its optimized lead therapeutic candidate, AP-PA02, in a second indication, NCFB. The company plans to initiate a Phase 2 trial in 2022.

February 2022 Private Placement

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"), our largest shareholder. The gross proceeds from the transaction are expected to be $45 million, before deducting estimated offering expenses.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of $18.1 million. At the closing of the second tranche, upon our stockholders voting in favor of the transaction, Innoviva will purchase 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

Subject to the satisfaction of certain closing conditions, including the approval of our stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

October 2021 Private Placements

On October 28, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation, a Delaware corporation (“CFF”), our partner for the lead Phase 1b/2a clinical development program, and Innoviva for the private placement of newly issued shares of our common stock, par value $0.01 per share (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

2021 Lease Agreement

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The leased space comprises approximately 56,000 square feet. The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

Pipeline

The following chart summarizes the status of our phage product candidate development programs and partners.

Strategy

Our strategy is to demonstrate the safety, tolerability and efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in multiple indications of high unmet medical need, including bacterial infections caused by multidrug-resistant and difficult-to-treat pathogens. Our fully integrated product development capabilities from bench to clinic enable the discovery of optimal product candidates, efficient process development and manufacturing, and rigorous clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management. We intend to:

●	Advance clinical trials of AP-PA02 in patients with CF and chronic pulmonary P. aeruginosa infections.
●	Develop bacteriophage therapeutics, including AP-PA02 and AP-PA03, for the treatment of other antibiotic-resistant and difficult-to-treat P. aeruginosa infections such as non-cystic fibrosis bronchiectasis (“NCFB”) and hospitalized pneumonia.
●	Initiate and advance clinical trials of AP-SA02 in patients with S. aureus bacteremia.
●	Develop AP-SA02 for the treatment of other antibiotic-resistant and difficult-to-treat S. aureus infections such as periprosthetic joint infections (“PJI”).

The Need for New Anti-Infective Therapies

The introduction of penicillin in the early 1940s marked the start of the antibiotic discovery era, during which more than 20 new classes of antibiotic were marketed over a period of three decades. The first case of the “superbug”, Methicillin-resistant S. aureus (“MRSA”), in the United States occurred in 1968. A void in the discovery of new classes of antibiotics lasting approximately 30 years drove the emergence and spread of antibiotic-resistant bacteria, including vancomycin-resistant enterococci (“VRE”), and pandrug-resistant strains of Acinetobacter baumannii, P. aeruginosa, Escherichia coli and Klebsiella pneumoniae.

The dramatic and continuous emergence of antibiotic-resistant bacteria, and the lack of new antibiotics in the pipeline, has prompted calls to action from many of the world’s major health bodies such as the U.S. Centers for Disease Control and Prevention (the “CDC”), and the World Health Organization (the “WHO”), who warn of an “antibiotic cliff” and a “post-antibiotic era.” A growing list of infections – such as pneumonia, tuberculosis, bacteremia/septicemia, gonorrhea, and foodborne diseases – are becoming harder, and sometimes impossible, to treat as antibiotics become less effective. In 2009, the European Antimicrobial Resistance Surveillance System concluded that “the loss of effective antimicrobial therapy increasingly threatens the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by The Antimicrobial Availability Task Force of the Infectious Diseases Society of America (the “IDSA”), and the European Centre for Disease Prevention and Control in conjunction with the European Medicines Agency (the “EMA”).

The IDSA and the WHO regard antimicrobial resistance as one of the greatest threats to human health worldwide. The Review on Antimicrobial Resistance, a global project commissioned by the British government and the Wellcome Trust, reports that at least 700,000 people die each year of drug resistance in illnesses that include bacterial infections. The report predicts that, by 2050, 10 million lives a year worldwide (more people than currently die from cancer) and a cumulative US$100 trillion of economic output are at risk due to the rise of drug-resistant infections. The CDC estimates that at least 2 million people in the United States develop infections due to resistant bacteria resulting in more than 23,000 deaths each year. A 2018 study from the Washington University School of Medicine indicated that the number of deaths would be between 153,113 and 162,044, which suggests that the CDC estimates may be dramatic underestimations. It is estimated that 50% of hospital-acquired infections are resistant to first-line anti-infective therapies. The cumulative annual healthcare costs for treating drug-resistant bacterial infections in United States alone is calculated at US $21 billion to US $34 billion, with over 8 million additional hospital days. It is for these reasons that we believe there is a critical and pressing need to develop new and novel antibacterial therapies to combat the rise in antibiotic-resistance bacteria.

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

The number of new antibiotics approved by the FDA, and other global regulatory authorities has declined consistently over the last two decades. According to a March 2021 report from PEW Charitable Trusts, only 41 new antibiotics (all small molecules that act systemically) with the potential to treat serious or life-threatening bacterial infections are in global clinical development. This is compared with more than 1,100 new product candidates in the drug pipeline for cancer. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We, therefore, believe there is a need for new approaches to treat serious and life-threatening bacterial infections.

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

Phages have the potential to provide both an alternative to, and a synergistic approach with, antibiotic therapy. Phages offer several differentiating attributes compared to classic antibiotics:

●	Highly specific/selective bactericidal agents, sparing the microbiome. Since each strain of phage generally exploits only a particular bacterial host, phages may be a precision tool to reduce or eliminate specific strains of harmful bacteria without exposing patients to risks of eliminating beneficial bacteria through the use of antibiotics. Such risks could include serious opportunistic infections such as Clostridium difficile infection and vancomycin-resistant enterococcal (“VRE”) infection.
●	No known toxicities associated with chemical structures. Antibiotic use is often associated with toxicities (e.g. kidneys, bone marrow, hearing). Phages are highly unlikely to carry structural features or be metabolized by the body to produce structural elements that confer chemical toxicities associated with small molecules.
●	Distinct mechanism of bactericidal action. Since phages use different mechanisms of action, their activity is independent of antibiotic resistance and as such could provide much needed therapy for multi-drug resistant infections.
●	Replication competent. It is possible that phage replication at the site of infection facilitates effective dosing.
●	High potential for added functionality through genetic engineering. Phage genomes can be modified to confer benefits that address limitations, if any, that are observed during clinical development. Traits such as host range, burst size and biofilm disruption can be improved. These potential improvements help to assure phage therapeutics efficacy in difficult settings and over time as new isolates emerge.

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

Recently, Western medicine has seen a rise in the clinical evaluation of phages. In the United Kingdom, two early-stage clinical trials of P. aeruginosa phage cocktails showed no adverse effects in patients. One study (Phase 1/2a) demonstrated efficacy in a small trial of 12 patients with chronic multidrug-resistant P. aeruginosa otitis treated with a cocktail of six natural phages. Since 2016, there have been a number of “compassionate use” cases in which patients suffering from various serious or life-threatening infections have been treated with phage therapy under physician-sponsored Emergency Investigational New Drug (“EIND”) Applications with high rates of success and no adverse effects attributable to the therapy. Most notable was the well-documented case in 2016 of Tom Patterson, whose disseminated multidrug-resistant Acinetobacter baumannii infection was successfully treated with phage-based therapeutic cocktails administered intravenously and intraperitoneally. An 82-year-old male with an aortic graft (heart implant) infected with pandrug-resistant P. aeruginosa was successfully treated with a single application of phage, marking Yale University’s first case using phage therapy under Emergency IND. By early 2019, Yale University had treated more than half-a-dozen compassionate use cases, the majority individuals with CF with antibiotic-resistant lung infection. In 2018, a 15-year-old CF patient with a disseminated Mycobacterium abscessus lung infection was treated intravenously with a three-phage cocktail following lung transplantation. That patient’s case represents another milestone for phage therapy – the first person to be treated with genetically modified phages.

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

Non-Cystic Fibrosis Bronchiectasis

NCFB is a chronic respiratory disease affecting more than 110,000 people in the United States and 200,000 people in Europe, characterized by recurrent respiratory infections that lead to a vicious cycle of impaired mucociliary clearance, chronic infection, bronchial inflammation, and progressive lung function loss. P. aeruginosa is the most prevalent pathogen responsible for these recurrent infections. It is found in approximately 30% of cases and is associated with enhanced disease progression, including poorer lung function and lower quality of life, more frequent exacerbations, 7-fold increase in hospitalizations, and 3-fold increase in death. NCFB patients frequently become chronically colonized with multidrug-resistant strains of P. aeruginosa because of the need for repeated courses of antibiotic treatment. There are currently no approved inhaled antibiotics for the treatment of NCFB patients with chronic P. aeruginosa respiratory infections.

Hospitalized Pneumonia

Hospital-acquired pneumonia and ventilated-associated pneumonia is one of the most common causes of death among all hospital‐acquired infections, with approximately 300,000 hospitalization each year in the United States due to Pseudomonas. Infection with Pseudomonas results in mortality rates ranging as high as 35‐50%, drives considerable healthcare costs (in excess of $40,000 per patient), and accounts for around 50% of all intensive care unit antibiotics.

Staphylococcus aureus Infections

Bacteremia

Bacteremia is a bacterial infection of the bloodstream. A common diagnosis, the CDC estimates that up to 1.7 million people in the U.S. develop bacteremia each year. S. aureus is the most commonly identified pathogen in both hospital- and community-acquired bloodstream infections. Annually in the U.S. there are approximately 200,000 hospitalizations for S. aureus bacteremia (“SAB”). Despite conventional antibiotics, mortality in SAB results in the death of up to 40% of all cases and 57% of patients over the age of 85. Patients with comorbidities such as alcoholism, malignancy, diabetes, end-stage renal disease requiring hemodialysis, and immunosuppression are at even higher risk for death when SAB develops. Age-adjusted mortality assessments show that SAB mortality is higher than that of AIDS, tuberculosis, or viral hepatitis, and comparable to mortality rates for breast or prostate cancer. Outcomes are even poorer for SAB due to methicillin-resistant S. aureus (“MRSA”), classified as a serious threat to global health by the CDC and a high priority threat by the WHO, with higher rates of complications and increased mortality as compared to methicillin-susceptible S. aureus (“MSSA”). Average hospital costs to patients with nosocomial SAB ranges between $40,000 (MSSA) and $114,000 (MRSA). Treatment failures are common in SAB, with highest rates due to MRSA. These failures can be attributed in part to poor penetration of some tissues by antibiotics, slow onset of bactericidal effects, emerging resistance patterns, and biofilm formation. While biofilms can render traditional antibiotics ineffective, phages may have the ability to penetrate the biofilm allowing rapid and efficient infection of the host and amplification at the site of infection. Daptomycin (approved in 2005; based on clinical cure rates of less than 50%) and vancomycin are the only two antibiotics with label indications in the U.S. for the treatment of SAB, and the emergence of drug-resistant S. aureus isolates, including to these two standard of care drugs, represents a major threat in terms of increasing morbidity, mortality and health care utilization.

Prosthetic Joint Infection

The total number of prosthetic joint infection (“PJI”)-related revision surgeries is expected to more than double from 70,000 in 2020 to 144,000 in 2040 in the United States and European Union Five (France, Germany, Italy, Spain, United Kingdom), at an annual growth rate of 5.6% due to a growing elderly population. The United States is the largest market for PJI, accounting for 61% of PJI-related revision surgery in 2020 (estimated to be 71% by 2040) each estimated to cost $150,000. S. aureus PJI infections are among the most commonly observed, accounting for up to 47% of all infections. PJI caused by biofilm-forming bacteria, such as S. aureus, is challenging to treat and requires both surgery and long-term antibiotic use. Lack of efficacy against biofilms is a common cause of re-infection or treatment failure in PJI. Moreover, growing antibiotic resistance complicates treatment strategies and antibiotic choice for the treatment of PJI. Phage therapy has been successful in patients who have failed conventional antibiotic treatment, including two 2020 case studies in which phage were administered by intravenous or intraarticular routes and shown to be generally well tolerated.

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

Formulation Development and Chemistry, Manufacturing, and Controls (“CMC”):

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

Our therapeutic phage candidates aim to address areas of significant unmet medical need, by targeting key drug-resistant bacteria, including those on the WHO’s global priority pathogens list, and the priority pathogens list issued by the CDC. The long-term potential for phage therapy is broad reaching, including potential use as front-line therapy. However, first indications will be as adjunct therapy in indications with high unmet need, which demands careful patient population selection to assure that a treatment effect with the phage cocktail can be observed over and above the efficacy of standard-of-care antibiotics.

We are developing and advancing a broad pipeline of natural and synthetic phage candidates, including clinical candidates for P. aeruginosa and S. aureus, two bacterial pathogens known to have significant morbidity and mortality despite standard-of-care antibiotic usage. P. aeruginosa and S. aureus are causative agents for difficult-to-treat infections: P. aeruginosa, with its mucoid and multidrug-resistant strains, is a dominant culprit in chronic respiratory infections in CF and NCFB patients as well as acute pneumonias in hospitalized patients; S. aureus, with its heteroresistant and MRSA strains, has been implicated in systemic (e.g., bacteremia) as well as prosthetic-related infections. By advancing randomized controlled clinical trials using P. aeruginosa and S. aureus natural phage cocktails, Armata will gain experience treating site-specific as well as systemic infections.

We believe our cGMP-facility has the capacity to produce our proprietary bacteriophage therapeutics for our clinical trials through a potential biologics license application filing and potential approval.

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Historical Background

AP-PA02 is being developed as a next-generation replacement for AP-PA01 (previously known as AB-PA01). A total of 10 patients with serious or life-threatening P. aeruginosa infections not responding to antibiotic therapy were treated with AP-PA01, along with antibiotics, under single-patient expanded access programs in the United States (authorized under Emergency INDs by the FDA) and in Australia (authorized under the Special Access Scheme by the Australian Therapeutic Goods Administration). The treated patients’ infections included bacteremia, native and prosthetic valve endocarditis, recurrent pneumonia (CF, post-transplant), ventilated-associated pneumonia, prosthetic joint infection, ventricular assist device infection, and septicemia due to burns. Investigators concluded that intravenous and nebulized administration of AP-PA01 was well-tolerated with no treatment-related serious adverse events. One of these cases was published in August 2019, in the peer-reviewed journal Infection, after AP-PA01 was used to successfully treat a CF patient who had developed a multidrug-resistant P. aeruginosa infection. Another success with AP-PA01, used to treat a 77-year-old with ventilated-associated pneumonia and empyema, was published in November 2019, in the American Journal of Respiratory and Critical Care Medicine. We no longer offer AP-PA01 through any expanded access program.

In August 2018, we held a Type B pre-IND meeting with the U.S. FDA regarding a proposed Phase ½ clinical study of AP-PA01 for the treatment of P. aeruginosa respiratory infections (ventilated-associated pneumonia). Feedback from the FDA in September 2018 included: agreement on product specifications, manufacturing and analytical plan, and a stability program. Furthermore, the FDA noted that preclinical toxicology studies are not required for AP-PA01 to enter clinical development.

Human exposure through treatment of single patients with AP-PA01 under the expanded access program has been helpful in demonstrating the promise of phage therapy. Feedback from the pre-IND meeting has been insightful for the regulatory path required for phage therapeutics in general, and specifically for a phage product candidate intended for respiratory infection. We, therefore, have leveraged our experiences with AP-PA01 to derive a development plan for the next-generation product candidate, AP-PA02.

Preclinical Development of AP-PA02

AP-PA02 is one example of the novel candidates to emerge from our robust research and development capabilities, and significantly improves upon our original P. aeruginosa phage product candidate, AP-PA01. The phages that comprise AP-PA02 were selected with desired attributes for a product candidate targeting P. aeruginosa lung infections. Different methods were deployed, including microbiological, bioinformatics and comparative genomics, in order to identify optimal attributes for the product candidate. Susceptibility, killing kinetics, and biofilm eradication, was assessed using P. aeruginosa isolates from CF patients to determine antimicrobial activity and potency of AP-PA02. Viability in relevant biological fluids, and compatibility with current standard of care therapies for CF patients was verified to confirm suitability of AP-PA02 for clinical use in this patient population. Immune stimulation was assessed to assure the lack of inflammatory impact by AP-PA02. Animal studies were conducted to provide insight into safe and efficacious dose levels that would support the expectation of pharmacological activity (i.e. antimicrobial potential of phage) in the lung compartment following an inhaled route of administration. In parallel, we initiated manufacturing feasibility and process optimization efforts with the goal of achieving high-quality phage product free of endotoxin and host cell proteins whilst maintaining adequate phage titers.

AP-PA02 is comprised of a cocktail of natural P. aeruginosa phages originating from distinct families and subfamilies, targeting multiple receptor classes, functioning with compatibility (i.e., the phages don’t interfere with one another) and cooperativity (i.e., the phages work together for a better outcome), and further characterized by being highly potent and having a broad host range and overlap. Prior to initiating the SWARM-P.a. trial (described below), our clinical isolate screening and phage collections yielded a three-phage AP-PA02 cocktail with compelling host-range coverage. We subsequently modified AP-PA02 to include additional phage genera that increase potency and broaden coverage of strains of P. aeruginosa found in CF patients. The optimized five-phage AP-PA02 cocktail provides coverage against at least 90% of tested CF clinical isolates and has shown superior in vitro potency as well as improved efficacy in an animal model of infection. The improvements in AP-PA02 reflect our core strategy of utilizing clinical isolate surveillance data to drive enhancement of product composition.

Preclinical highlights of AP-PA02 include:

●	Significantly reduced P. aeruginosa biofilm mass in vitro;
●	Persistence of active phage particles in the lung;
●	Limited systemic and off-target organ distribution;
●	Significantly decreased mortality in a murine model of acute P. aeruginosa lung infection;
●	Components are stable in blood and sputum;
●	Not antagonistic with tobramycin nor aztreonam; and
●	Components maintain activity in the presence of other CF therapies.

We have developed AP-PA02 as a sterile liquid formulation, suitable for delivery by inhalation. Clinical trial material of AP-PA02 is currently manufactured under cGMP at our production facility in Marina del Rey, California.

Clinical Development of AP-PA02 in Cystic Fibrosis

AP-PA02 product candidate is currently in clinical development. On October 14, 2020, Armata received approval for the study to proceed from the FDA for its Investigational New Drug (“IND”) to initiate the “SWARM-P.a.” study – a Phase 1b/2a, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety, tolerability and phage recovery profile of AP-PA02 administered by inhalation in subjects with cystic fibrosis and chronic pulmonary Pseudomonas aeruginosa infection. Primary Endpoints (SAD and MAD) will include incidence and severity of treatment-emergent, adverse events. Secondary Endpoints (MAD) will include changes in P. aeruginosa colony-forming units (“CFU”). We will look at clinical parameters as a part of exploratory endpoints for the SAD and MAD cohorts. The enhanced five-phage AP-PA02 cocktail (described above) was advanced through manufacturing and regulatory review for introduction into the MAD component of the SWARM-P.a. study. The SWARM-P.a. study is designed to include a total of approximately 32 subjects in multiple U.S.-based sites. We anticipate generating topline data from the SWARM-P.a. study in 2022.

The SWARM-P.a. study is supported by the CFF, which in March 2020 granted us a Therapeutics Development Award of up to $5.0 million.

With positive outcomes from this first study, SWARM-P.a., we plan to initiate follow-on studies that will investigate the efficacy of AP-PA02 in chronically-infected patients and potentially other CF patient populations. Our ultimate goal is to bring AP-PA02 to the CF community at large as a new FDA-approved novel therapy to treat airway P. aeruginosa infections and improve the long-term health of people with CF.

Exploring Additional Clinical Indications for Our P. aeruginosa Phage Product Candidates

In addition to pursuing lung infections in CF patients, we have begun charting the appropriate clinical and regulatory paths for other respiratory infections with high unmet clinical need, such as in NCFB patients as well as acute cases of pneumonia in hospitalized patients.

Screening P. aeruginosa isolates from people diagnosed with NCFB revealed that the five-phage AP-PA02 cocktail offers broad coverage and robust potency in this indication as well. In 2022, we received regulatory approval to a initiate Phase 2 clinical trial for NCFB using AP-PA02. The Company plans to initiate a Phase 2 trial during 2022.

Conversely and representing the different physiology of acute pneumonia lung infections as compared to chronic CF and NCFB respiratory infections, a novel cocktail is in development for the clinical indication of acute hospitalized pneumonia. We have deployed our extensive clinical isolate collection and phage library to identify a candidate phage cocktail, AP-PA03, that is entering manufacturing with a regulatory filing expected in 2022 or 2023.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Historical Background

AP-SA02 is being developed as a more advanced version of AP-SA01 (previously known as AB-SA01).

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

Product Optimization: Development of AP-SA02

AP-SA02 is a novel biologic product candidate comprised of a cocktail of natural lytic phages that target the problematic pathogen, S. aureus.

Preclinical highlights of AP-SA02 include:

●	Potent antimicrobial activity against approximately 95% of S. aureus clinical isolates tested, including drug-resistant isolates (MRSA: methicillin-resistant S. aureus and VRSA: vancomycin-resistant S. aureus);
●	Unique mechanism of action offers synergistic or additive benefit with standard of care antibiotics;
●	Component phages are stable and retain infectivity after exposure to relevant biological fluids;
●	Penetrates pre-existing S. aureus biofilms.

We have developed AP-SA02 as a sterile solution, suitable for delivery by intravenous administration. Clinical trial material of AP-SA02 is currently manufactured under cGMP at our production facility in Marina del Rey, California to support the required regulatory filing(s) for clinical entry in the United States and ex-U.S.

Clinical Development of AP-SA02 in Bacteremia

On November 17, 2021, Armata received approval for the study to proceed from the FDA for its Investigational New Drug (“IND”) to initiate the “diSArm” study – a Phase 1b/2a, randomized, double‐blind, placebo‐controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP‐SA02 as an adjunct to best available antibiotic therapy compared to best available antibiotic therapy alone for the treatment of adults with bacteremia due to Staphylococcus aureus. The objectives of this study are to: (i) demonstrate safety and tolerability of multiple different dose levels of AP-SA02; (ii) evaluate optimal dosing through safety, pharmacokinetics and microbial efficacy; and (iii) explore efficacy through evaluation of key meaningful endpoints. The study will be conducted at sites in the United States and also at sites abroad.

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

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as prosthetic joint infection (“PJI”), for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in this indication, particularly PJIs caused by methicillin-resistant S. aureus (“MRSA"). A regulatory filing for AP-SA02 in this indication is expected in 2022.

Discovery Research

In addition to developing our more advanced pipeline programs described above, we continue phage discovery efforts by screening other interesting bacterial targets against our phage library in order to further expand our pipeline. Klebsiella pneumoniae phage, for example, is a potentially important addition to treatment options for serious lung infections.

Furthermore, our team of microbiologists and synthetic biologists hunt for natural phages and evaluate the suitability of these natural phages for engineering using our proprietary synthetic phage platform. These powerful natural phages can be purposely engineered to be more efficient killers. The use of synthetic biology tools enables us to precisely engineer natural phages in ways that further improve their pharmacological properties and antimicrobial activity, with the potential to create supercharged synthetic phages that can be deployed in the clinic as highly effective weapons in the fight against multidrug-resistant bacterial infections. Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed. On our own, and in partnership, we are developing proprietary synthetic phage candidates designed to target pathogens such as Pseudomonas aeruginosa, as well as undisclosed infectious disease agents.

Manufacturing

We produce clinical quantities of each of our bacteriophage product candidates at our cGMP-compliant manufacturing facility in Marina del Rey, California. This facility, which serves as our headquarters, has approximately 35,500 square feet of laboratory and office space, including 5,600 square feet of cGMP laboratory space, designed to produce clinical quantities of each of our product candidates and to perform in-house Quality Control testing. We operate in-house process development activities through to the production, purification, formulation, and release of our therapeutic phage cocktails for use in human clinical trials. Our facility is licensed by the California Department of Public Health (“CDPH”) for drug manufacturing and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. The facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations. Our facility is staffed with an independent Quality Unit and Manufacturing and Facilities personnel trained under cGMPs.

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

Bacteriophage Patent Portfolio

As of December 31, 2021, we owned or had exclusive license rights to a total of 131 patents and applications: 11 U.S. patents, 10 U.S. patent applications, 65 foreign patents, and 45 foreign patent applications, with nominal expiration on various dates between 2024 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

The majority of phage companies are focused on aspects outside of human health such as agriculture, food, environmental, veterinary, biocontrol, manufacturing, and diagnostics. There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. To our knowledge, several biotechnology companies in the United States and Europe, including Adaptive Phage Therapeutics, Pherecydes Pharma, BiomX Inc., Intralytix, Inc., Locus Biosciences, Inc., TechnoPhage, SA, Felix Biotechnology, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

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

Material Agreements

Strategic Alliances and Research Agreements

MTEC Grant

On June 15, 2020, we entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose-escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to us through a cost reimbursable model, based on agreed-upon cost-share percentages, and the grant money received is not refundable to MTEC.

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

CFF Therapeutics Development Award

On March 13, 2020, we entered into an award agreement (the “Agreement”) with the CFF, pursuant to which we received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of our Phase 1b/2a clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with CF.

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. The remainder of the Award will be paid to us incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Agreement.

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

Facilities

Our corporate headquarters are located in Marina del Rey, California, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing. The manufacturing space consists of two ISO-certified cleanrooms capable of production, purification, drug product formulation and aseptic filling of drug product. The QC laboratory contains qualified analytical instruments to support the testing and release of clinical trial material. The facility is licensed by the California Department of Public Health (“CDPH”) for drug manufacturing and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. Armata’s facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations.

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022, and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility, which is planned to be completed in the second half of 2022. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review, accelerated approval, and, as of 2018, for antibacterial and antifungal therapies, approval under the Limited Population Pathway. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or if there is a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefits, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The limited population pathway for antibacterial and antifungal drugs or biologics (“LPAD”) may enable the streamlined development of safe and effective medicines that overcome the unmet needs of a limited population of patients with serious bacterial infections.

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

Patent Term Restoration and Extension

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States (“U.S.”), the base term is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. Patent and Trademark Office (“PTO”). Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of an NDA or BLA, plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Health Insurance Portability and Accountability (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

U.S. Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the Centers for Medicare and Medicaid (“CMM”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been a number of significant changes to the ACA. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

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

Clinical Trials

Certain countries outside of the United States have a regulatory process similar to the U.S. process that requires the submission of a clinical trial application (“CTA”) much like the IND prior to the commencement of human clinical trials. In the European Union, for example, CTA must be submitted for each clinical trial to the national health authority and an independent ethics committee in each country in which the trial is to be conducted, much like the FDA and an IRB, respectively. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the Clinical Trials Directive (and corresponding national laws of the member states) and further detailed in applicable guidance documents. Once the CTA is approved in accordance with a country’s requirements, the clinical trial may proceed. A similar process to the one described for the European Union is required in Israel for initiation of clinical trials. The requirements and process governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

To obtain marketing approval of a medicinal product under the European Union regulatory system, an applicant must submit a marketing authorization application (“MAA”), under either a centralized or a decentralized procedure. The decentralized procedure is based on a collaboration among the member states selected by the applicant. In essence, the applicant chooses a ‘lead’ member state that will carry out the scientific assessment of the MAA and review the product information. The other member states must recognize the outcome of such assessment and review except in case of a “serious potential risk to public health.” The decentralized procedure results in the grant of a national marketing authorization in each selected country. That procedure is available for all medicinal products unless they fall into the mandatory scope of the centralized procedure. In practice, it is used for over-the-counter, not highly innovative products, generic products and, increasingly, for biosimilars.

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

In the European Union, orphan drug designation entitles the sponsor to financial incentives such as reduction of fees or fee waivers and to ten years of market exclusivity granted following medicinal product approval. Market exclusivity precludes the EMA or a national regulatory authority from validating another MAA, and the European Commission or a national regulatory authority from granting another marketing authorization, for the same or similar medicinal product and the same therapeutic indication, for that time period. This 10-year period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The orphan exclusivity may be lost vis-à-vis another medicinal product in cases the manufacturer is unable to assure sufficient quantity of the medicinal product to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug designation must be requested before submitting a MAA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, and it does not afford any regulatory exclusivity until a marketing authorization is granted.

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

Finally, all medicinal products (i.e., decentralized and centralized procedures) may benefit from an MAA “under exceptional circumstances.” This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. The risk/benefit of the medicinal product is reviewed annually. As a result, although the MAA “under exceptional circumstances” is granted definitively, the risk/benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk/benefit ratio is no longer favorable.

Pediatrics

Mandatory testing in the pediatric population is required in more and more jurisdictions. The European Union has enacted a complex and very stringent system that has inspired other jurisdictions, including the United States and Switzerland. Any application for approval of (i) a medicinal product containing a new active substance or (ii) a new therapeutic indication, pharmaceutical form or route of administration of an already authorized medicinal product that contains an active substance still protected by a supplementary protection certificate (“SPC”) or a patent that qualifies for an SPC, must include pediatric data. Otherwise, the application is not validated by the competent regulatory authority. The submission of pediatric data is mandatory in those cases, even if the application concerns adult use. Submission of pediatric data is not required or fully required if the EMA granted, respectively, a full or partial waiver to pediatric development. Moreover, that submission can be postponed if the EMA grants a deferral in order not to delay the submission of the MAA for the adult population.

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

In the European Union, Regulation (EC) 469/2009 institutes a supplementary protection certificate (“SPC”). An SPC is an extension of the term of a patent that compensates for the patent protection lost because of the legal requirements to conduct safety and efficacy tests and to obtain a marketing authorization before placing a medicinal product on the market. An SPC may be applied for any active substance that is protected by a “basic patent” (a patent chosen by the patent holder, which can be a product, process or application patent) and has not been placed on the market as a medicinal product before having obtained a marketing authorization in accordance with European Union pharmaceutical law. The term of the SPC is maximum five years, and the combined patent and SPC protection may not exceed fifteen years from the date of the first marketing authorization in the European Economic Area (“EEA”). SPC rights are restricted by both the basic patent and the marketing authorization, i.e., the SPC grants the same rights as those conferred by the basic patent but limited to the active substance covered by the marketing authorization (and any use as medicinal product approved afterwards).

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

Employees and Human Capital

As of March 1, 2022, we had 69 full-time employees and two part-time employees. Of the 69 full-time employees, 62 were engaged in research and development activities and seven employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

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

Summary of Risk Factors

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations;
●	We will need to raise additional capital to support our operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable;
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;
●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;
●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;

●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs;
●	We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates;
●	We must manage a geographically dispersed organization;
●	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;
●	We are dependent on patents, trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;
●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;
●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile; and
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations, or CROs, and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agency;

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

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agency;

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

The audited financial statements and accompanying notes thereto included disclosures and an opinion from our independent registered public accounting firm stating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2021 and 2020 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2021, we had cash and cash equivalents of $10.3 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva (“February 2022 Private Placement”). The gross proceeds from the transaction are expected to be $45 million, before deducting estimated offering expenses. Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, upon our stockholders voting in favor of the transaction, Innoviva will purchase 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million. Subject to the satisfaction of certain closing conditions, including the approval of our stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

While we believe that our existing resources and expected proceeds from the second tranche of the February 2022 Private Placement will be sufficient to fund our planned operations into the first quarter of 2023, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

As of December 31, 2021, our accumulated deficit was $202.9 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the years ended December 31, 2021 and 2020, we had losses from operations of $23.8 million and $21.6 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

On June 15, 2020, we entered into an agreement with the Medical Technology Enterprise Consortium (“MTEC Agreement”), pursuant to which we have started to receive a $15 million grant and have entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We plan to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose-escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia infections.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of December 31, 2021, we had cash and cash equivalents of $10.3 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

We are developing novel manufacturing processes for our product candidates at our facility in Marina Del Rey (near Los Angeles), California. The manufacturing processes for our product candidates, and the scale-up of such processes for clinical trials, is novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. The manufacture of our product candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we were to encounter any of these difficulties, our ability to provide our products to patients in our clinical trials or to commercially launch a product would be jeopardized. Any delay or interruption could postpone the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program, and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”). Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for non-compliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfer. The GDPR will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). Under the 2021 Lease, together with the landlord, we are required to engage in significant construction activities prior to occupation of the leased premises, currently expected in 2022. While we are entitled to receive an allowance for tenant improvements of up to $7.3 million, we are required to expend our existing cash resources for construction costs in advance of the landlord reimbursing us for these costs and for all amounts above the agreed tenant improvement allowance. We are subject to potential construction delays and the resultant increased costs and risks, as well as uncertainties related to the contractors’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If the contractors or developer fails to perform, we may modify the construction contract or resort to legal action to compel performance. A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control, such as the supply chain delays. The landlord is also subject to uncertainties associated with obtaining permits for development, environmental and land use concerns of governmental entities. All the factors above could have a negative impact on our financial positions and development plans for our business.  Moreover, as we rarely engage in construction activities, substantial renovation and construction activities could require a significant amount of management’s time and attention, diverting the attention of our management from other strategic matters.

Innoviva, our principal shareholder, beneficially owns greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of NYSE. In addition, Innoviva’s interests in our business may be different than our other shareholders.

Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva expects to own approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 77.6% of our issued and outstanding shares of common stock. s a result, Innoviva owns more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the board of directors consist of independent directors;

•	the board of directors maintain a nominating and corporate governance comprised solely of independent directors and with a written charter addressing the committee’s purpose and responsibilities; and

•	the board of director maintain a compensation committee comprised solely of independent directors and with a written charter addressing the committee’s purpose and responsibilities.

As a “controlled company,” we may elect to rely on some or all of these exemptions, however, we do not intend take advantage of any of these exemptions. Despite the fact we do not intend to take advantage of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $127.7 million.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), became law in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA and any amendments thereto may result in downward pressure on pharmaceutical reimbursement, which could negatively affect the market acceptance of, and the price we may charge for, our products that receive regulatory approval. We also cannot predict the impact of ACA and its amendments on us as many of the ACA, as amended, requires the promulgation of detailed regulations implementing the statutory provisions, which have not yet been fully implemented.

Risks Related to Our Common Stock

Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

       Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva expects to own approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 77.6% of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of December 31, 2021, we had outstanding common warrants to purchase an aggregate of 16,647,219 shares of our common stock at a weighted-average exercise price of $3.98 per share. As of December 31, 2021, in-the-money warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 2,409,682 shares of our common stock at a weighted-average exercise price of $5.64 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

We depend on the efficient and uninterrupted operation of our computer and communications systems and those of third parties with which we contract, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our consultants, contractors and vendors are vulnerable to damage from cyberattacks, ransomware and other malware incidents, computer viruses, unauthorized access, electrical failures and natural disasters, terrorism, war or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our clinical and commercialization activities, targeted phage therapies, bacteriophage product candidates and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of our product candidates could be delayed or otherwise adversely affected.

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

In the ordinary course of our business, we may collect and store sensitive data, including legally protected health information, personally identifiable information, intellectual property, and proprietary business information. We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls.

The U.S. Office of Civil Rights in the Department of Health and Human Services enforces the HIPAA privacy and security rules and may impose penalties for failure to comply with requirements of HIPAA. Penalties will vary significantly depending on factors such as whether failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000 for identical violations. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 per violation and up to one-year imprisonment. The criminal penalties increase to $100,000 per violation and up to five-years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 per violation and up to 10-years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, there are reporting requirements to the U.S. Office of Civil Rights under the HIPAA regulations as well as to affected individuals, and there may also be additional reporting requirements to other state and federal regulators, including the Federal Trade Commission, and to the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, the European Union, and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, we may be subject to privacy laws and regulations such as the European Union’s General Data Privacy Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These regulations mandate that companies satisfy requirements regarding the handling of personal and sensitive data, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to four percent of worldwide revenue. The GDPR, CCPA, and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, negative publicity, or demands or orders that we modify or cease existing business practices.

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

Increased scrutiny of our environmental, social or governance responsibilities will likely result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

In addition, aligning our ESG practices with industry standards will likely require us to expand our disclosures in these areas. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022, and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

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

Holders of Common Stock

As of March 14, 2022, there were 99 holders of record of our common stock. As of such date, there were 30,727,091 shares of our common stock outstanding.

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

Registration Rights Agreement and Investor Rights Agreement

As part of the First Closing of the 2020 Private Placement, we entered into a registration rights agreement (the “2020 Registration Rights Agreement”) and an investor rights agreement (the “IRA”) with Innoviva. Pursuant to the 2020 Registration Rights Agreement, we filed a registration statement on Form S-3 on April 1, 2020, which was declared effective on April 8, 2020, covering the resale of the securities issued and sold pursuant to the 2020 Securities Purchase Agreement with the Commission on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The IRA provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate two (2) directors to our board of directors, and for so long as Innoviva and its affiliates hold at least 8% but less than 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva shall have the right to designate one (1) director, subject to certain qualifications and conditions in the IRA. The IRA also provides for participation rights for Innoviva to participate in future offerings of equity securities by Armata. The IRA was subsequently amended and restated by the Amended & Restated IRA.

2021 Private Placements

On October 28, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, our partner for the lead Phase 1b/2a clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva (collectively, “Innoviva”), for the private placement of newly issued shares of our common stock, par value $0.01 per share. Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30. We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

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

We have relied on an exemption from registration under Section 4(a)(2) of the Securities Act for the 2020 and 2021 Private Placements.

Item 6.    Reserved

None.

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

Statements contained in this Annual Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing practice regulation (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates. We believe that synthetic phage, engineered using advances in sequencing and synthetic biology techniques, represent a promising means to advance phage therapy, including improving upon the ability of natural phage to treat bacterial infections, especially those that have developed resistance to current antibiotic therapies, including the multidrug-resistant or “superbug” bacterial pathogens.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa. On October 14, 2020, Armata received the approval to proceed from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not further impede our ability to enroll subjects in this clinical trial. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted us a Therapeutics Development Award of up to $5.0 million.

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

In addition to our more advanced pipeline programs, we have phage development efforts underway to target other indications including non-cystic fibrosis bronchiectasis (“NCFB”), prosthetic joint infections (“PJI”) and hospitalized pneumonia.

Our proprietary phage engineering platform serves to enhance the clinical and commercial prospects of phage therapy.

We are committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward the commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2021, we had an accumulated deficit of $202.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Business Update Regarding COVID-19

In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic and the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has directly and indirectly impacted our business, results of operations and financial condition and is expected to continue to impact our business. For example, the COVID-19 pandemic has resulted in delays in our clinical trials due to the implementation of COVID-19 protocols at investigator sites, which resulted in longer than anticipated site identification and initiation activities. In addition, while we currently do not anticipate any interruptions in our supply chain, it is possible that the COVID-19 pandemic and the continuing response efforts may have a future impact on our third-party suppliers and partners. It is possible that due to the continued development and manufacturing of vaccines for COVID-19, certain basic supply chain materials such as resins, vessels, vials and stoppers may be in high demand by the pharmaceutical companies developing and manufacturing vaccines and our ability to obtain these materials for our development activities could be negatively impacted. Although we have experienced some delays of this nature during 2021, such delays have not had a material adverse impact on our business, results of operations or financial condition.

The full extent of the COVID-19 pandemic impact continues to depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the identification and spread of COVID-19 variants such as the Delta and the Omicron variants, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the recent widespread resurgence in COVID-19 infections attributable to the Omicron variant, combined with the seasonal flu.

Recent Events

NCFB Investigational New Drug (“IND”) Approval

On February 22, 2022, we announced that the U.S. FDA has cleared Armata's IND application to initiate a clinical trial of its optimized lead therapeutic candidate, AP-PA02, in a second indication, NCFB. The company plans to initiate a Phase 2 trial in 2022.

February 2022 Private Placement

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"), our largest shareholder. The gross proceeds from the transaction are expected to be $45 million, before deducting estimated offering expenses.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution, Innoviva purchased approximately 3,614,792 shares of common stock and warrants to purchase approximately 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, upon our stockholders voting in favor of the transaction, Innoviva will purchase approximately 5,385,208 shares of common stock and warrants to purchase approximately 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

Subject to the satisfaction of certain closing conditions, including the approval of our stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

October 2021 Private Placements

On October 28, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation, a Delaware corporation (“CFF”), our partner for the lead Phase 1b/2a clinical development program, and Innoviva for the private placement of newly issued shares of our common stock. Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

2021 Lease Agreement

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The leased space comprises approximately 56,000 square feet. The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

Selected Financial Data

The selected consolidated financial data set forth below as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2021	2020
Statement of Operations Data:
Grant revenue	$4,474,000	$823,000
Loss from operations	$(23,822,000)	$(21,587,000)
Net loss	$(23,155,000)	$(22,181,000)
Net loss per share, basic and diluted	$(0.96)	$(1.35)
Shares used in computing net loss per share, basic and diluted	24,104,146	16,415,012

	As of December 31,
	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$10,288,000	$9,649,000
Working capital	10,181,000	4,141,000
Total assets	69,768,000	39,516,000
Total liabilities	44,371,000	20,659,000
Accumulated deficit	(202,857,000)	(179,702,000)
Total stockholders’ equity	$25,397,000	$18,857,000

Results of Operations

Comparison of year ended December 31, 2021 and 2020

Grant Revenue

We recognized $4.5 million and $0.8 million of grant revenue during the year ended December 31, 2021 and 2020, respectively, which represents the Medical Technology Enterprise Consortium (“MTEC’s”) share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia infections.

Research and Development

Research and development expenses for the year ended December 31, 2021 and 2020 were $20.0 million and $14.4 million, respectively. The net increase of $5.6 million was primarily related to an increase of $5.3 million in increased contracted research costs, laboratory supplies and consulting expenses related to ongoing clinical trials and an increase of $2.7 million in personnel costs, These increases were offset by credits to research and development expenses of $2.8 million related to our award agreement with the Cystic Fibrosis Foundation (“CFF”) and a $0.6 million tax rebate from Australian tax authorities during the year ended December 31, 2021, as compared to $1.1 million received from CFF and the the National Institute of Health (“NIH”) during the year ended December 31, 2020.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 were $8.3 million, which remained largely consistent with $8.0 million for the same period during 2020.

Gain upon extinguishment of Paycheck Protection Program loan

In April 2020, we received loan proceeds of $717,000 (“PPP Loan”) under the Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business, calculated as provided under the PPP. The PPP provides a mechanism for forgiveness of up to the full amount borrowed, and in July 2021, we received notification of forgiveness of the full loan amount and associated interest from the Small Business Administration. We recorded a gain of $0.7 million from the PPP Loan extinguishment in the statement of operations during the year ended December 31, 2021.

Other Income (Expense)

For the year ended December 31, 2021 and 2020, we recorded noncash interest expense of $0.1 million and $0.6 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the year ended December 31, 2021 or December 31, 2020.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $23.6 million, as compared to $18.3 million for the year ended December 31, 2020. The increase of $5.3 million was due to a $1.0 million increase in net loss, $2.0 million net decrease in non-cash adjustments to cash used in operating activities, offset by a $2.3 million net decrease in operating assets and liabilities.

Investing Activities

Net cash used in investing activities of $1.3 million and $0.8 million for the years ended December 31, 2021 and 2020 was related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $25.5 million for the year ended December 31, 2021, which was primarily comprised of $19.3 million net proceeds raised from the January 2021 private placement transactions with Innoviva, $6.9 million net proceeds raised from the October 2021 private placement transaction with CFF and Innoviva, and $0.6 million of proceeds received from stock option exercises, offset by a principal payment of $1.4 million in deferred consideration related to the time-based payment obligation in connection with the SGI asset acquisition.

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

On January 26, 2021 and October 28, 2021, we entered into the Securities Purchase Agreement in connection with the January and October 2021 Private Placements. On February 9, 2022, we entered into the Securities Purchase Agreement in connection with the February 2022 Private Placement. See the section entitled “Business—Recent Developments” for a description of the 2021 and 2022 Private Placements, which is incorporated herein by reference.

Management believes our existing cash resources and expected proceeds from the second tranche of the February 2022 Private Placement will be sufficient to fund our planned operations into the first quarter of 2023, but not one year from the issuance of the 2021 financial statements. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

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

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2021 and December 31, 2020, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Grants and Awards

We determined that grants and awards are out of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is no transfer of control of goods or services. With respect to each grant or award, we determine if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, we recognize the award upon achievement of certain milestones as credits to research and development expenses. For grant and awards outside the scope of ASC 808, we apply ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when we incur expenses related to the grants for the amount we are entitled to under the provisions of the contract.

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

Valuation of Goodwill and Intangible Assets with Indefinite Lives

Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combination. The determination of the value of goodwill and intangible assets arising from the business combination requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development (“IPR&D”). Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon commercialization of the relevant research and development project, we will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

Goodwill and IPR&D are not amortized; however, they are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill or IPR&D are considered to be impaired if we determine that the carrying value of the reporting unit or IPR&D exceeds its respective fair value, respectively.

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2021 and 2020, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2021 using the qualitative method and determined that no impairment existed.

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

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services) and in process research and development expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

We record accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, we accrue the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial.  Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on the consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments we will pay over the lease term. We determine the lease term at the inception of each lease, which includes renewal options only if we conclude that such options are reasonably certain to be exercised.

As our leases do not provide an interest rate implicit in the lease,we use our incremental borrowing rate, based on the information available on the date of adoption of Topic 842, Leases, as of the lease inception date or at the lease option extension date in determining the present value of future payments. We recognize rent expense for the minimum lease payments on a straight-line basis over the expected term of the leases. We recognize period expenses, such as common area maintenance expenses, in the period such expenses are incurred.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on an accelerated attribution method over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, we elect, on a grant by grant basis, to use the expected term or the contractual term of the option award. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued clinical trial expenses and related research and development costs
Description of the Matter

During 2021, the Company incurred $20.0 million for research and development costs and as of December 31, 2021, the Company recorded $0.5 million for accrued clinical trial expenses. As described in Note 3 of the consolidated financial statements, the Company records accruals for estimated ongoing research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. The Company accrues for the estimated ongoing clinical trial site costs based on patient enrollment and progress of the trial.

Auditing management's accounting for accrued clinical trial expenses and related research and development costs is especially challenging as evaluating the progress or stage of completion of the activities under the Company's research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

To test the completeness of the Company's accrued clinical trial expenses and related research and development costs, we obtained supporting evidence of the research and development activities performed for significant clinical trials. To assess the appropriate measurement of accrued clinical trial expenses and related research and development costs, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company's documentation of trial timelines and future projections of trial progress, confirming amounts incurred to-date with third-party service providers, and testing a sample of transactions and comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments to evaluate the completeness of the accrued expenses and compared the results to the current year accrual.

Determination of incremental borrowing rate for lease right-of-use assets and lease liabilities
Description of the Matter

As of December 31, 2021, the Company's operating lease right-of-use assets were $35.9 million and operating lease liabilities were $38.0 million (of which $1.5 million was current and $36.5 million was long-term). As discussed in Note 3 to the consolidated financial statements, the Company recognizes operating lease assets and corresponding operating lease liabilities for all leases greater than one year on the consolidated balance sheet. As discussed in Note 8 to the consolidated financial statements, the Company entered into an operating lease during the audit period for office and research space. As the operating lease does not provide a determinable implicit interest rate, the Company used a third party to assist in determining its incremental borrowing rate (“IBR”), which was used to calculate the operating lease right-of-use asset and lease liability specific to the new lease.

Auditing the Company’s estimate of the IBR in calculating the operating right-of-use assets and operating lease liabilities resulting from the operating lease entered into during the audit period was challenging as it involved a high degree of subjective auditor judgment because of the significant judgments required for management to develop the estimate and changes in the

IBR assumption could have a material effect on the recorded right-of-use assets and lease liabilities.
How We Addressed the Matter in Our Audit

To test the operating lease right-of-use asset and operating lease liability recorded by the Company for the new lease entered into during the year ended December 31, 2021, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating the Company's methodology to develop the incremental borrowing rate and preparing an independent calculation of the rate, which we compared to management's estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 17, 2022

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$10,288,000	$9,649,000
Awards receivable	2,989,000	561,000
Prepaid expenses and other current assets	1,718,000	636,000
Total current assets	14,995,000	10,846,000
Restricted cash	1,200,000	1,200,000
Property and equipment, net	2,220,000	2,047,000
Operating lease right-of-use asset	35,852,000	10,790,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	1,755,000	887,000
Total assets	$69,768,000	$39,516,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$2,270,000	$1,929,000
Accrued compensation	1,035,000	563,000
Current portion of operating lease liabilities	1,509,000	1,551,000
Paycheck Protection Program loan	—	722,000
Deferred asset acquisition consideration	—	1,940,000
Total current liabilities	4,814,000	6,705,000
Operating lease liabilities, net of current portion	36,480,000	10,877,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	44,371,000	20,659,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 27,112,299 and 18,688,461 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	271,000	187,000
Additional paid-in capital	227,983,000	198,372,000
Accumulated deficit	(202,857,000)	(179,702,000)
Total stockholders’ equity	25,397,000	18,857,000
Total liabilities and stockholders’ equity	$69,768,000	$39,516,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2021	2020

Grant revenue	$4,474,000	$823,000
Operating expenses
Research and development	20,015,000	14,444,000
General and administrative	8,281,000	7,966,000
Total operating expenses	28,296,000	22,410,000
Loss from operations	(23,822,000)	(21,587,000)
Other income (expense)
Gain upon extinguishment of Paycheck Protection Program loan	726,000	—
Interest income	5,000	28,000
Interest expense	(64,000)	(628,000)
Other income (expense)	—	6,000
Total other income (expense), net	667,000	(594,000)
Net loss	$(23,155,000)	$(22,181,000)
Per share information:
Net loss per share, basic and diluted	$(0.96)	$(1.35)
Weighted average shares outstanding, basic and diluted	24,104,146	16,415,012

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	9,922,758	$99,000	$172,015,000	$(157,521,000)	$14,593,000
Sale of common stock, net of issuance costs	8,710,800	87,000	22,723,000	—	22,810,000
Exercise of warrants	14,464	—	81,000	—	81,000
Return of restricted stock awards for tax withholdings	(2,511)	—	(8,000)	—	(8,000)
Forfeiture of restricted stock awards	(4,010)	—	—	—	—
Exercise of stock options	27,382	1,000	86,000	—	87,000
Issuance of stock awards, net of tax withholding	19,578
Stock-based compensation	—	—	3,475,000	—	3,475,000
Net loss	—	—	—	(22,181,000)	(22,181,000)
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	8,275,060	83,000	26,223,000	—	26,306,000
Exercises of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(1,047)	—	—	—	—
Exercise of stock options	99,517	—	322,000	—	322,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	2,882,000	—	2,882,000
Net loss	—	—	—	(23,155,000)	(23,155,000)
Balances, December 31, 2021	27,112,299	$271,000	$227,983,000	$(202,857,000)	$25,397,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020

Operating activities:
Net loss	$(23,155,000)	$(22,181,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,169,000	1,114,000
Gain upon extinguishment of Paycheck Protection Program loan	(722,000)	—
Stock-based compensation	2,882,000	3,475,000
Non-cash interest expense	60,000	628,000
Payment of accreted interest for deferred consideration for asset acquisition	(586,000)	(432,000)
Changes in operating assets and liabilities:
Award receivable	(2,428,000)	(467,000)
Accounts payable and accrued liabilities	184,000	544,000
Accrued compensation	472,000	(760,000)
Operating lease right-of-use asset and liability, net	499,000	803,000
Prepaid expenses and other current assets	(1,950,000)	(994,000)
Net cash used in operating activities	(23,575,000)	(18,270,000)
Investing activities:
Purchases of property and equipment	(1,304,000)	(824,000)
Net cash used in investing activities	(1,304,000)	(824,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	(1,414,000)	(568,000)
Proceeds from Paycheck Protection Program Loan	—	717,000
Proceeds from sale of common stock, net of offering costs	26,319,000	22,893,000
Proceeds from exercise of warrants and stock options	613,000	168,000
Net cash provided by financing activities	25,518,000	23,210,000
Net increase in cash, cash equivalents and restricted cash	639,000	4,116,000
Cash, cash equivalents and restricted cash, beginning of period	10,849,000	6,733,000
Cash, cash equivalents and restricted cash, end of period	$11,488,000	$10,849,000
Supplemental disclosure of cash flow information:
ROU asset obtained by assuming operating lease liabilities	$26,056,000	$—
Paycheck Protection Program loan forgiveness	$722,000	$—
Unpaid offering costs	$13,000	$65,000
Property and equipment included in accounts payable	$38,000	$150,000

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$10,288,000	$9,649,000
Restricted cash	1,200,000	1,200,000
Cash, cash equivalents and restricted cash	$11,488,000	$10,849,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”), and together with its subsidiaries referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant infections using its proprietary bacteriophage-based technology. The Company was created as a result of a business combination between C3J Therapeutics, Inc. (“C3J”) and AmpliPhi Biosciences Corporation (“AmpliPhi”) that closed on May 9, 2019, where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”), with C3J surviving the Merger as a wholly owned subsidiary of AmpliPhi. In the Merger, each share of C3J common stock outstanding immediately prior to the Merger was converted into the right to receive approximately 0.6906 shares of AmpliPhi common stock. The shares were then adjusted further to account for a reverse split of AmpliPhi common stock at a reverse split ratio of 1-for-14.  All share and per share amounts have been retrospectively adjusted to give effect to the exchange of C3J common stock and the reverse split of AmpliPhi common stock.

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

On February 9, 2022, the Company entered into a securities purchase agreement (“February 2022 Securities Purchase Agreement”) to sell its common stock and warrants to Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"). The gross proceeds to the Company from the transaction are expected to be $45 million.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of the Company’s common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution , Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, upon the Company’s stockholders voting in favor of the transaction, Innoviva will purchase 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million. Subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, the Company’s partner for its lead Phase 1b/2a clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”) for the private placement of newly issued shares of common stock, par value $0.01 per share, of the Company (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). The Company received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

On January 26, 2021, the Company entered into a securities purchase agreement (the “January 2021 Securities Purchase Agreement”) with Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement, up to 6,153,847 newly issued shares of Common Stock, and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of Common Stock, with an exercise price per share of $3.25 (the “January 2021 Private Placement”).

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

Fair Value Measurements

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

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

The Company did not have any assets or liabilities that require recurring or nonrecurring measurements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2021 or 2020.

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

During the fourth quarter ended December 31, 2021, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset. The Company also performed a quantitative analysis for impairment analysis and based on this analysis, the fair value of this phage program was greater than its carrying value as of December 31, 2021. Consequently, no impairment was noted for the IPR&D asset.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired. The Company’s goodwill as of December 31, 2021 is associated with AmpliPhi’s business prior to the Merger. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. There was no impairment of goodwill during the year ended December 31, 2021 or 2020.

Research and Development

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

Research and development expenses are partially offset by the benefit of tax incentive payments for qualified research and development expenditures from the Australian tax authority (“AU Tax Rebates”). The Company does not record AU Tax Rebates until payment is received due to the uncertainty of receipt. In January 2022, the Company received AU Tax Rebates of approximately $0.2 million related to calendar year 2020, and such rebates have been recorded as an offset to research and development expense in the Company’s consolidated statements of operations for the three months ending March 31, 2022. During the year ended December 31, 2020, the Company applied for AU Tax Rebates for the calendar year 2019 and received $0.7 million in January 2021 which was recognized in 2021 as an offset to research and development expenses.

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

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. During the years ended

December 31, 2021 and 2020, the Company did not recognize revenue or deferred revenue from contracts with customers.

Grants and Awards

In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), Armata has determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. For grant and awards outside the scope of ASC 808, the Company applies ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company currently only has operating leases. The Company recognizes a right-of-use operating lease asset and associated short- and long-term operating lease liability on its consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments the Company will pay over the lease term. The Company determines the lease term at the inception of each lease, which includes renewal options only if the Company concludes that such options are reasonably certain to be exercised.

As the Company’s leases do not provide an interest rate implicit in the lease, the Company uses its incremental borrowing rate, based on the information available on the date of adoption of Topic 842, Leases, as of the lease inception date or at the lease option extension date in determining the present value of future payments. The Company recognizes rent expense for the minimum lease payments on a straight-line basis over the expected term of the leases. The Company recognizes period expenses, such as common area maintenance expenses, in the period such expenses are incurred.

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

Settlement of Zero-coupon Debt Instrument

The Company’s deferred purchase consideration arrangement with Synthetic Genomics (Note 9) does not have a stated interest rate. Upon repayment of deferred purchase consideration, the Company classifies the portion attributable to accreted interest as a cash outflow for operating activities, and the portion relating to principal as a cash outflow for financing activities.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021 and the adoption did not have a material impact on its consolidated financial statements or related disclosures.

4. Net Loss per Share

The following outstanding securities at December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2021 and 2020, as they would have been anti-dilutive:

	December 31, 2021	December 31, 2020
Options	2,409,682	1,668,926
Unvested restricted stock units	30,000	—
Restricted stock awards	124,018	322,756
Warrants	16,647,219	10,547,618
Total	19,210,919	12,539,300

5. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Laboratory equipment	$7,754,000	$6,547,000
Furniture and fixtures	817,000	719,000
Office and computer equipment	451,000	413,000
Leasehold improvements	3,423,000	3,423,000
Total	12,445,000	11,102,000
Less: accumulated depreciation	(10,225,000)	(9,055,000)
Property and equipment, net	$2,220,000	$2,047,000

Depreciation expense totaled $1.2 million and $1.1 million the years ended December 31, 2021 and 2020, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$1,138,000	$956,000
Accrued clinical trial expenses	529,000	248,000
Other accrued expenses	603,000	725,000
	$2,270,000	$1,929,000

6. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2021	2020
United States	$(21,714,000)	$(21,583,000)
Foreign	(1,441,000)	(598,000)
Total	$(23,155,000)	$(22,181,000)

The company has not recognized any current or deferred tax expense on its US and Foreign pre-tax losses for the years ended December 31, 2021 and 2020.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	6.2%	6.6%
Stock-based compensation	(0.8)%	(0.7)%
Change in valuation allowance	(27.2)%	(28.5)%
Other	0.8%	1.6%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$36,405,000	$31,243,000
Capitalized research and development	16,306,000	15,789,000
Stock-based compensation	2,467,000	2,087,000
Depreciation and amortization	1,301,000	1,405,000
Lease accounting	10,631,000	3,478,000
Other	1,174,000	989,000
Total deferred tax assets before valuation allowance	68,284,000	54,991,000
Less: valuation allowance	(58,251,000)	(51,972,000)
Total deferred tax assets after valuation allowance	10,033,000	3,019,000

Deferred tax liabilities:
Right-of-use asset	(10,033,000)	(3,019,000)
In-process research and development	(3,077,000)	(3,077,000)
Total deferred tax liabilities	(13,110,000)	(6,096,000)
Net deferred tax liability	$(3,077,000)	$(3,077,000)

The Company’s net operating loss carryforwards at December 31, 2021 are $128.4 million and $94.4 million for federal and state income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 to 2028, respectively. The federal NOL’s generated in tax years 2018 and forward will carryforward indefinitely.

The ability of the Company to utilize net operating loss carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code (Code). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership. The Company previously determined an ownership change occurred on May 9, 2019 as a result of the Merger. The resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before the expire. Accordingly, in 2019 the Company reduced its deferred tax assets for the net operating loss and credit carryforwards that were expected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Future ownership changes under Section 382 may also limit the Company’s ability to fully utilize any remaining tax benefits.

The Company has generated federal and state income tax losses in all years since its inception. Accordingly, management has determined that significant negative evidence precludes the Company from recording a net deferred tax asset for financial statement purposes as it is more likely than not that its deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2021, the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2017 or to California state income tax examinations for tax years ended on or before December 31, 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2021 and 2020.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

7. Paycheck Protection Program Loan

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

In July 2021, the Company received notification of forgiveness of the full loan amount and associated interest from the Small Business Administration. The Company recorded a gain of $0.7 million from the PPP loan extinguishment in the statement of operations during the year ended December 31, 2021.

8. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“2020 Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, will be approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six-month rent abatement in 2020. The Company did not use an allowance for tenant improvements of $0.8 million during 2021, which will offset rent payments as prescribed by the 2020 Lease Amendment starting in 2022. In accordance with authoritative guidance, the Company re-measured the lease liability in April 2020 to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter the letter of credit will be reduced by 20% of the then outstanding amount.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million.

In connection with the 2021 Lease, in 2022 the Company delivered an irrevocable standby letter of credit in the total amount of $5.0 million to the landlord.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2021, are as follows:

Operating
Leases
2022	$1,593,000
2023	2,904,000
2024	4,512,000
2025	5,139,000
2026	5,293,000
Thereafter	54,847,000
Total minimum lease payments	74,288,000
Less: amount representing interest	(36,299,000)
Present value of operating lease obligations	37,989,000
Less: current portion	(1,509,000)
Noncurrent operating lease obligations	$36,480,000

Rent expense was $2.7 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. Total cash payments for operating leases as included in the consolidated statements of cash flows during the year ended December 31, 2021 and 2020 was $2.2 million and $1.1 million, respectively.

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

9. Synthetic Genomics Asset Acquisition

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

The present value of the time-based payment obligations was included in the Company’s balance sheet, with interest accreted to the maturity date. The Company paid the last installment of the time-based payment obligation in the amount of $2.0 million during the year ended December 31, 2021. For the year ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.6 million of interest expense related to the time-based payment obligations, respectively.

10. Research Collaboration Arrangement

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

11. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into an Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company will receive a $15.0 million grant and entered into a three-year program administered by DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. The Company plans to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $4.5 million and $0.8 million in grant revenue from the MTEC Agreement during the year ended December 31, 2021 and 2020, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with CFF, pursuant to which it received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2a clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with CF.

The first payment under the Agreement, in the amount of $1.0 million, became due upon signing the Agreement and was received in April 2020. The remainder of the Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Agreement.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During year ended December 31, 2021 and 2020, the Company recognized $2.8 million and $1.0 million as credits to research and development expenses related to the CFF Award, respectively. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

12. Stockholders’ Equity

The Company is authorized to issue one class of shares designated as “Common Stock”. The number of shares of common stock authorized to be issued is 217,000,000 shares.

Private Investments

On February 9, 2022, the Company entered into the February 2022 Securities Purchase Agreement to sell its common stock and warrants to Innoviva. The gross proceeds to the Company from the transaction are expected to be $45 million, before deducting estimated offering expenses.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of the Company’s common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution of the February 2022 Securities Purchase Agreement, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, upon the Company’s stockholders voting in favor of the transaction, Innoviva will purchase 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million. Subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, the Company’s partner for its lead Phase 1b/2a clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”) for the private placement of newly issued shares of common stock, par value $0.01 per share, of the Company (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). The Company received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

On January 26, 2021, the Company entered into a securities purchase agreement (the “January 2021 Securities Purchase Agreement”) with Innoviva, pursuant to which the Company issued and sold to Innoviva, in a private placement, up to 6,153,847 newly issued shares of Common Stock, and warrants (the “Common Warrants”) to purchase up to 6,153,847 shares of Common Stock, with an exercise price per share of $3.25 (the “January 2021 Private Placement”).

On January 27, 2020, the Company entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in the 2020 Private Placement, 8,710,800 newly issued shares of the Company’s common stock and warrants to purchase 8,710,800 shares of common stock, with an exercise price per share of $2.87. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock (“Common Unit”) at $2.87 per share. The 2020 Private Placement occurred in two tranches. The first closing occurred on February 12, 2020, at which time Innoviva purchased 993,139 Common Units in exchange for an aggregate gross cash payment of approximately $2.8 million. On March 27, 2020, the second closing occurred subsequent to stockholder approval, at which time Innoviva purchased 7,717,661 Common Units in exchange for aggregate gross proceeds of $22.2 million.

The warrants expire five years from the issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

At December 31, 2021, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
597,881	$21.00	May 10, 2022
1,183,491	$5.60	October 16, 2023
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,200	$1,680.00	None
16,647,219

13. Stock-based Compensation

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

The assumptions used in the Black-Scholes model for options granted during the year ended December 31, 2021 and 2020 are presented below:

Year ended
	December 31, 2021	December 31, 2020
Risk-free interest rate	0.73% - 1.29%	0.13% - 1.48%
Expected volatility	84.07% - 93.37%	90.43% - 94.0%
Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2021	2020

Research and development	$1,505,000	$1,252,000
General and administrative	1,377,000	2,223,000
Total stock-based compensation	$2,882,000	$3,475,000

Stock option transactions during the year ended December 31, 2021 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2020	1,668,926	$6.30	8.32	—
Granted	856,150	4.77		—
Exercised	(99,517)	3.24		$121,000
Forfeited/Cancelled	(15,877)	42.20		—
Outstanding at December 31, 2021	2,409,682	$5.64	8.00	$3,630,000
Vested and expected to vest at December 31, 2021	2,409,682	$5.64	8.00	$3,630,000
Exercisable at December 31, 2021	829,624	$8.67	6.90	$1,564,000

Restricted stock award transactions under the Assumed 2016 Plan and restricted stock unit award transactions during the year ended December 31, 2021 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2020	322,756	$19.55
Granted	—	—
Forfeited/Cancelled	(1,047)	6.89
Vested and Issued as Common Stock	(167,691)	20.29
Outstanding at December 31, 2021	154,018	$27.49

The aggregate intrinsic value of options at December 31, 2021 is based on the Company’s closing stock price on that date of $5.48 per share. As of December 31, 2021, there was $2.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance conditions deemed to be improbable for the period ended December 31, 2021, which the Company expects to recognize over the weighted average remaining period of 1.7 years.

Shares Reserved For Future Issuance

As of December 31, 2021, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,409,682
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	228,797
Warrants outstanding	16,647,219
Total shares reserved	19,325,446

14. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. Matching contributions to the 401(k) plan are made for certain eligible employees to meet non-discrimination provisions of the plan. The Company did not make matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.

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

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 1, 2022.

Name	Age	Position(s)
Brian Varnum, Ph.D.	62	Chief Executive Officer
Steve R. Martin	61	Chief Financial Officer
Duane Morris	71	Vice President, Operations

Non-Employee Directors
Jules Haimovitz (3)(4)	71	Chairman of the Board of Directors
Odysseas D. Kostas, M.D. (3)(4)	47	Director
Robin C. Kramer (1)	56	Director
Joseph M. Patti, Ph.D.(2)(3)	57	Director
Todd R. Patrick	59	Director
Todd C. Peterson, Ph.D. (1)	64	Director
Sarah J. Schlesinger, M.D.(2)	62	Director
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Serves as a designee of Innoviva under the Investor Rights Agreement.

Brian Varnum, Ph.D. has served as our Chief Executive Officer since August 2021. Prior to that, he served as President and Chief Development Officer since the Merger. He previously served at C3J as its Vice President of Product Development starting in 2012 and became its Chief Development Officer in 2014, serving in that role until the Merger in May 2019. Dr. Varnum is a biotech veteran with more than 20 years of experience. Dr. Varnum began his career with Amgen Inc. and spent more than 18 years at the biotech pioneer as that company grew from a start-up to a large and successful biotechnology company. He started in discovery research where his team purified novel growth factors and advanced antibodies and small molecules into clinical studies. Dr. Varnum also worked in development, assisting with clinical development of proteins, antibodies and small molecules. In this capacity, he contributed to key regulatory filings, market research and product launch, giving him experience in drug discovery and development from the lab bench to product launch and marketing. After retiring from Amgen Inc. in 2007, Dr. Varnum turned his focus to the start-up landscape, working in several capacities, including assisting investors, entrepreneurs and start-ups in the assessment of technologies for funding or in-licensing. In these capacities, he established research strategies and plans, and served as Chief Scientific Officer for several companies, securing funding, and executing research contracts with large and mid-sized pharmaceutical companies. Dr. Varnum obtained his Ph.D. from UCLA studying oncogenes, and his drug development research experience includes hematopoietic growth factor discovery, oncology, auto-immune/inflammatory disorders, personalized medicine in inflammatory bowel disease and infectious diseases.

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

Non-Employee Directors

Jules Haimovitz joined the board of directors of Armata Pharmaceuticals in April 2021, and in June 2021 was elected as the Company’s Chairman of the Board. At Innoviva, Inc. (NASDAQ: INVA), a company with a portfolio of royalties that include respiratory assets partnered with Glaxo Group Limited, Mr. Haimovitz has served as a member of the Board of Directors since February 2018 and is currently a member of the Audit Committee, the chair of the Compensation Committee and a member of the Nominating/Corporate Governance Committee. Mr. Haimovitz is currently President of Haimovitz Consulting, Inc. He previously served as a member of the board of directors of Ariad Pharmaceuticals, where he was also a member of its audit committee; Dial Global, Inc., where he was also member of its audit committee; and Imclone Pharmaceuticals, where he served as chairperson of its audit committee. Mr. Haimovitz has also served as Chief Executive Officer or Chief Operating Officer of the following companies: Spelling Entertainment, Inc., King World Productions and VJN, Inc. Mr. Haimovitz holds a B.S. and M.A. degree in Mathematics from Brooklyn College.

Director Qualifications. Mr. Haimovitz was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of the industry, as well as his experience serving on the boards of directors of various public and private companies.

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

Director Qualifications.   Dr. Kostas was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as a public company director.

Robin C. Kramer has served as Senior Vice President, Chief Accounting Officer and Head of Global Business Services and Treasury of Biogen, a biopharma company, since January 2021. Ms. Kramer served as Biogen’s Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed certified public accountant (CPA) in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. She has served as a Board Member of Samsung Bioepis Co., LTD. from July 2020 to Present, and as a Board member of the Center for Women and Enterprise from August 2020 – Present. She previously served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC, from 2016 to 2018.

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

Joseph M. Patti, Ph.D. has served as a member of the board of directors since the consummation of the Merger. He also currently serves as President of JP Biotech Advisors, Inc., which provides strategic growth and drug development advice to emerging biotechnology companies. Dr. Patti was Executive Chairman of AgiVax, Inc. from November 2018 until August 2019, when he was appointed President and Chief Executive Officer and director of AgilVax, Inc., until July 2021. From November 2012, Dr. Patti served as Aviragen Therapeutics, Inc.’s Executive Vice President of Corporate Development and Strategy until October 2014, when he was appointed the company’s President and Chief Executive Officer and director. He served in those roles until February 2018, when Aviragen merged with Vaxart, Inc. Prior to joining Aviragen, Dr. Patti co-founded Inhibitex, Inc. in 1994 and served as its Chief Scientific Officer and Senior Vice President of Research and Development from 2007 until it was acquired by Bristol Myers Squibb in February 2012. He also served as its Chief Scientific Officer and Vice President of Research and Development from 2005 to 2007 and as Vice President, Preclinical Development prior to that. Dr. Patti was a director of Inhibitex from 1998 to 2005. Before co-founding Inhibitex, Dr. Patti was an Assistant Professor at Texas A&M’s Institute of Biosciences and Technology and served on the faculty at the University of Texas Health Science Center Graduate School of Biomedical Sciences. Dr. Patti received a B.S. in Microbiology from the University of Pittsburgh, a M.S.P.H. from the University of Miami, School of Medicine, and a Ph.D. in Biochemistry from the University of Alabama at Birmingham. Dr. Patti was a director of SciStem Therapeutics, Inc., a privately held biotechnology company from 2012 to 2015.

Director Qualifications.   Dr. Patti was selected as a director because of his scientific knowledge and background and experience in developing numerous preclinical and clinical biopharmaceutical product candidates, as well as his senior management experience over the past decade in developing and implementing the business and financial strategies of emerging, publicly-traded biopharmaceutical companies and serving as a public company director.

Todd R. Patrick served as our Chief Executive Officer and as a director from the consummation of the Merger through August 2021. He previously served as President and Chief Executive Officer of C3J from 2010 until the consummation of the Merger, and as a member of C3J’s board of directors from 2009 until the consummation of the Merger. Before joining C3J, Mr. Patrick was the President and board member of ID Biomedical Corporation from 1994 until 2005, when the company was acquired by GlaxoSmithKline. Prior to ID Biomedical Corporation, Mr. Patrick was the Director of the Office of Intellectual Property Administration at the University of California, Los Angeles (“UCLA”), where he was responsible for the patenting and licensing of intellectual property arising out of UCLA. Mr. Patrick has been involved in several start-ups and has helped raise over $600 million in equity or debt capital. Mr. Patrick currently serves on the board of directors of AltPep Corporation, a private biotechnology company developing drugs for amyloid diseases. He is also on the board of directors of the non-profit Foster Foundation.

Director Qualifications. Mr. Patrick was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth understanding of our business, strategy and management team, as well as his experience serving as a public company director and executive officer.

Todd C. Peterson, Ph.D. has served as a member of the board of directors since October 2019. Dr. Todd Peterson is Founder and Principal at GenApex Bio (GenApex Biotechnology Consulting), a board practice, investment and advisory services LLC based in Coronado, California. He has over 35 years of experience in biotechnology and life sciences research and development across the areas of molecular and cell biology, nucleic acids and genomics product and technology development. His experience encompasses clinical diagnostics, life science research tools and drug discovery technologies, products, and markets. Previously, Dr. Peterson was Chief Scientific Officer at The Allen Institute in Seattle, Washington, overseeing science and technology strategy and growth initiatives across unit Institutes for Brain Science, Cell Science, Immunology, and the Paul G. Allen Frontiers Group. Prior to joining the Allen Institute, Dr. Peterson was Chief Technology Officer at Synthetic Genomics, Inc., a leader in synthetic biology and applied genomics technologies developing a robust portfolio of breakthrough solutions addressing major global issues. Prior to joining SGI, Dr. Peterson led Genomics and Synthetic Biology R&D at Invitrogen/Life Technologies (now Thermo Fisher Scientific), a global leader in life science tools. Prior to Life Technologies, Dr. Peterson held R&D positions with increasing leadership responsibilities and scope at Genicon Sciences, Trega Biosciences, Hybritech and Gen-Probe where he focused on technology research, product development and commercialization. Dr. Peterson was a postdoctoral fellow at the Max Planck Institute in Cologne Germany after receiving his Ph.D. in Microbiology at the University of Southern California School of Medicine. He obtained his M.A. in Biological Sciences and B.A. in Molecular Biology and Biochemistry at the University of California, Santa Barbara. Dr. Peterson also serves on the board of directors of the following private companies: Molecular Assemblies, NanoCellect BioMedical, Inc. and Center of Excellence for Engineering Biology.

Director Qualifications.   Dr. Peterson was selected as a director because of his years of experience in biotechnology and life sciences research and development, his in-depth knowledge of the industry and pre-clinical / early-stage scientific requirements, and his experience and understanding of our bacteriophage platform.

Sarah J. Schlesinger, M.D. has served as a member of our board of directors since February 2020. She also currently serves as a member of the Board of Directors of Innoviva, Inc., and serves on its Compensation Committee and is the chairperson of the Nominating/Corporate Governance Committee. Dr. Schlesinger is an Associate Professor of Clinical Investigation at Rockefeller University and Senior Attending Physician at Rockefeller University Hospital. Dr. Schlesinger was The Clinical Director of the laboratory of Dr. Ralph Steinman (Nobel Laureate 2011) from 2002 until his death in 2011. Dr. Schlesinger led the Dendritic Cell section of the Division of Retrovirology at the Walter Reed Army Institute of Research and was also a member of the Division of Infectious and Parasitic Disease Pathology at the Armed Forces Institute of Pathology from 1994 to 2002. In 2002, Dr. Schlesinger rejoined Rockefeller University and began working with the International AIDS Vaccine Initiative as a Scientist in Vaccine Research and Design. Dr. Schlesinger has been a member of Rockefeller University Hospital’s Institutional Review Board (“IRB”) (Ethics Committee) since 2003 and previously served as IRB’s vice-chairperson. In 2017 she assumed the position of chairperson of the IRB. She is currently the director of the education and training programs at Rockefeller University Center for Clinical and Translational Science. Dr. Schlesinger currently serves on the board of two non-profit organizations: the AIDS Vaccines Advocacy Coalition, and The Hastings Center, the pre-eminent center for the study of bioethics. Dr. Schlesinger served as an independent corporate director of Ariad Pharmaceuticals from 2013 until its sale to Takeda Pharmaceutical Company Limited in 2017. She also served as an independent corporate director of The Medicines Company from 2018 until its acquisition by Novartis in 2020. Dr. Schlesinger has a B.A. from Wellesley College and a M.D. from Rush Medical College in Chicago, Illinois. She trained in Anatomic Pathology at The New York Hospital where she served as Chief Resident. Dr. Schlesinger has demonstrated leadership in her field and her substantial knowledge of our industry contributed to our conclusion that she should serve as a director.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the board affirmatively determined that Jules Haimovitz, Odysseas D. Kostas, M.D., Robin C. Kramer, Joseph M. Patti, Ph.D., Todd C. Peterson, Ph.D., and Sarah J. Schlesinger, M.D. and are independent directors within the meaning of the applicable NYSE American exchange listing standards. In making this determination, our board found that none of these directors or nominees for director had a material or other disqualifying relationship with us. The board concluded that Mr. Patrick and Dr. Varnum are not an independent directors within the meaning of the applicable NYSE American exchange listing standards. Mr. Patrick and Dr. Varnum are not independent directors under these rules given their role as our former Chief Executive Officer and current Chief Executive Officer, respectively.

As required under applicable NYSE American rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Our amended and restated bylaws provide that the board of directors will consist of not less than one nor more than nine members, as fixed from time to time by a resolution of the board of directors. The authorized size of our board of directors is currently eight members.

Board Leadership Structure

Our board of directors has an independent Chairman, Jules Haimovitz, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the Chairman has substantial ability to shape the work of the board of directors. We have a separate chair for each committee of the board of directors. As a general policy, the board of directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the board of directors as a whole. As such, Dr. Varnum serves as our Chief Executive Officer, while Mr. Haimovitz serves as our Chairman of our board of directors. We expect and intend the positions of Chairman of the board of directors and Chief Executive Officer to continue to be held by separate individuals in the future.

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

The primary purpose of the Audit Committee is to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The functions of the Audit Committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors and to present its conclusion to our board of directors;
●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
●	monitoring the rotation of partners of our independent auditors on our audit engagement team as required by law;
●	prior to engagement of any independent auditor, and, at least annually thereafter, reviewing relationships that may reasonably be thought to bear on the auditor’s independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
●	reviewing our annual and quarterly financial statements and reports, including disclosures relating to Environmental, Social, and Governance (“ESG”) and disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
●	reviewing with our independent auditors and management critical audit matters and significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our internal control over financial reporting;
●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding internal accounting controls, accounting or auditing matters and other matters;

●	preparing the report that the SEC requires in our annual proxy statement;
●	reviewing and providing oversight of any related-person transactions in accordance with our related-person transactions policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
●	reviewing on a periodic basis our investment policy;
●	reviewing annually the company’s Code of Conduct and Ethics; and
●	reviewing and evaluating on an annual basis its own performance, including its compliance with its charter.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Haimovitz (Chair) Dr. Kostas and Dr. Patti Our board of directors has determined that each of the members of this committee satisfies the NYSE American exchange listing independence requirements. The Nominating and Corporate Governance Committee of the board of directors is responsible for, among other things:

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2021, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements.

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

Item 11.   EXECUTIVE COMPENSATION

Set forth below is certain information regarding the historical compensation of our named executive officers during the year ended December 31, 2021 and 2020. For additional information about our current officers and directors, see the section titled “Management.”

Executive Compensation

The named executive officers as of December 31, 2021 were:

◾	Brian Varnum, Ph.D., Chief Executive Officer;

◾	Steve Martin, Senior Vice President and Chief Financial Officer

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to the named executive officers.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)	Total ($)
Brian Varnum, Ph. D.	2021	463,688	—	780,403	231,844	—	1,475,935
Chief Executive Officer (former President and Chief Development Officer)(2)	2020	398,750	—	53,504	159,500	—	611,754
Steve Martin	2021	370,800	—	219,898	148,320	—	739,018
Chief Financial Officer	2020	350,000	—	53,504	140,000	—	543,504
Todd Patrick	2021	566,500	—	529,819	283,250	—	1,379,569
Former Chief Executive Officer(3)	2020	515,500	—	53,504	257,750	—	826,754

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted and incremental expenses as a result of modifications during 2021 and 2020 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 14 to the consolidated financial statements included in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Dr. Varnum was promoted to Chief Executive Officer effective on August 2, 2021.
(3)	Mr. Patrick retired from his role as Chief Executive Officer on August 2, 2021. He continues to serve as a Board member of the Company. See the section Agreements with our Names Executive Officers for the terms of his Advisory Compensation subsequent to August 2, 2021.

Base Salary

The base salaries of the named executive officers in 2021, as applicable, were generally determined and approved by the board of directors, based on the recommendation of the Compensation Committee.

●	Dr. Varnum’s annual base salary for the period January 1, 2020 through August 2, 2021 was $437,500. Effective August 2, 2021 with the promotion to Chief Executive Officer, Dr. Varnum’s annual base salary was adjusted to $500,000.
●	Mr. Martin’s annual base salary for 2021 was $370,800.

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

Under the terms of his amended offer letter agreement described below, Dr. Varnum was eligible to receive an annual performance-based bonus for 2021 equal to, at target, 50% of his earned salary based on our achievement of certain performance goals. Mr. Martin was eligible to receive an annual performance-based bonus for 2021 equal to, at target, 40% of his annual salary based on our achievement of certain performance goals. Mr. Patrick, under the terms of his August 9, 2021 advisory letter agreement was eligible to receive an annual performance-based bonus for 2021 equal to, at target, 50% of his annual salary based on our achievement of certain performance goals as a Company.

The annual performance-based bonus opportunities are based entirely on the extent to which we achieved corporate goals relating to capital raising, partner and grant funding and progress with clinical development and manufacturing for the fiscal years ending December 31, 2021. The corporate goals were established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

In December 2021, the Compensation Committee reviewed performance results against the corporate goals and made a recommendation, that the board approved to authorize payout for the 2021 performance-based bonuses at the 100% achievement level. As a result, the named executive officers received the following performance-based bonuses for 2020: Dr. Varnum - $231,844; Mr. Martin - $148,320 and Mr. Patrick - $283,250. These amounts are listed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity-Based Awards

Our equity-based incentive awards were designed to align our interests with those of our employees and consultants, including the named executive officers. Our board of directors or our Compensation Committee approve equity grants.

Vesting of equity awards was generally tied to continuous service and serves as an additional retention measure. Our executives may have been awarded an initial new hire grant upon commencement of service and have received additional grants, as the board of directors or Compensation Committee determined appropriate, in order to incentivize and/or reward such executives.

We traditionally granted stock options to the named executive officers under our equity incentive plans. Please see “Outstanding Equity Awards at Fiscal Year End” below.

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

On August 1, 2021, Todd R. Patrick, who had served as the Company’s Chief Executive Officer since May 2019, retired from day-to-day active management of the Company and resigned as CEO. Mr. Patrick will continue to serve as an advisor to the Company’s CEO through December 31, 2022 and will continue to serve as a member of the Board of Directors (the “Board”) until at least the Company’s next Annual Meeting of Shareholders. In connection with Mr. Patrick’s retirement, Brian Varnum, Ph.D. was appointed to serve as CEO of the Company and as a member of the Company’s Board.

On August 1, 2021, the Company and Dr. Varnum entered into an amended employment agreement. Under the terms of the agreement, Dr. Varnum will be paid an annual base salary of $500,000 which may be further adjusted from time to time by the board of directors, and an annual target performance bonus of 50% of his annual salary based on our achievement of certain performance objectives. Dr. Varnum is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

On August 9, 2021, the Company and Mr. Patrick entered into a advisory letter agreement, which amends his employment agreement and sets forth the terms and conditions of his continuing relationship with the Company. Under the terms of the advisory letter agreement, Mr. Patrick receives an annual base salary of $566,500 through December 31, 2021, and then 50% of the 2021 base salary through December 31, 2022. Mr. Patrick will also be eligible for an annual target performance bonus of 50% of paid salary for 2021 and 2022, based on our achievement of certain performance objectives. He will also be eligible for all fringe benefit plans available to other employees through December 31, 2022. Under the terms of the advisory letter agreement, Mr. Patrick’s equity awards outstanding will continue to vest through December 31, 2022. Subject to completion of the advisory services through December 31, 2022, Mr. Patrick will then receive full vesting in one-half of the then unvested equity held in the Company and all vested equity securities shall be exercisable in full for their full remaining term. Mr. Patrick is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.” The letter agreement also provides that if the Company terminates Mr. Patrick’s employment other than for cause prior to December 31, 2022, he will continue to receive his salary, bonus, and equity vesting from the date of termination through December 31, 2022.

Mr. Martin, our Chief Financial Officer, is subject to an employment agreement dated January 18, 2016, as amended on April 1, 2017. Mr. Martin’s employment under the agreement is at will and is terminable by us or Mr. Martin at any time. Under the terms of the agreement, Mr. Martin currently receives an annual base salary of $370,800 through December 31, 2021, and an annual target performance bonus of 40% of his annual salary based on our achievement of certain performance objectives. Mr. Martin retained his position as Chief Financial Officer following the Merger, and the terms of his offer letter agreement remain as described herein. Mr. Martin is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

Payments and Benefits upon Termination or Change in Control

Dr. Varnum. Under the terms of the amended offer letter agreement with Dr. Varnum, if Dr. Varnum is terminated without cause or resigns for good reason (in each case as defined in the agreement), then he will be entitled to severance payments equal to six months of continued base salary, and additionally, if such termination or resignation occurred in connection with a change in control, full acceleration of his time-based equity awards, provided that in either case, he provided the Company with an effective release of claims.

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

Mr. Patrick. Under the terms of the advisory letter agreement, if Mr. Patrick is terminated without Cause then he will be entitled to severance payments equal to his remaining cash compensation amounts under the advisory letter agreement and his vested equity benefits, also as described in the advisory letter agreement.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by the named executive officers as of December 31, 2021 and our former Chief Executive Officer, Todd Patrick, who retired effective

August 2, 2021 and is serving in an advisory role through December 31, 2022.

			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised		Option
	Unexercised		Options		Exercise	Option
	Options		(#)		Price	Expiration
Name	(#) Exercisable		Unexercisable		($)	Date
Mr. Patrick	56,056		—		38.12	4/24/2024
	149,362	(1)	112,021	(1)	3.15	5/21/2029
	11,500	(2)	11,500	(2)	3.15	12/7/2030
	—	(1)	70,000	(1)	5.14	3/25/2031
	216,918		193,521

Dr. Varnum	20,718		—		27.37	3/12/2022
	986		—		33.05	6/25/2022
	15,193		—		38.12	4/21/2024
	4,932		—		38.12	12/8/2024
	149,362	(1)	149,362	(1)	3.15	5/21/2029
	11,500	(2)	11,500	(2)	3.15	12/7/2030
	—	(1)	112,000	(1)	5.14	3/25/2031
	—	(1)	125,000	(1)	3.82	8/2/2031
	202,691		397,862

Mr. Martin	713		—		399.00	1/17/2026
	9,928		0		12.74	9/6/2027
	74,681	(1)	74,681	(1)	3.15	5/21/2029
	11,500	(2)	11,500	(2)	3.15	12/7/2020
	—	(1)	56,000	(1)	5.14	3/25/2031
	96,822		142,181

(1)	Twenty percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next four years, subject to continued service.
(2)	Fifty percent of the shares vest each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement.

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

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the employee stock purchase plan (“ESPP”), which became effective in connection with our 2016 Annual Meeting of Shareholders in May 2016 and which we continue to use pursuant to the terms described herein. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Our board of directors has delegated its authority to administer the ESPP to our Compensation Committee.  Under the ESPP, all of our regular employees (including the named executive officers) may participate and may contribute, normally through  payroll deductions,  up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through  a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased  for employees participating in the offering. Unless otherwise determined by our Compensation Committee, shares are purchased  for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase.

Non-Employee Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2021 to our non-employee directors, other than Mr. Patrick, whose 2021 compensation is set forth under “Summary Compensation Table” above.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Jules Haimovitz	51,533	105,910	—	157,443
Odysseas Kostas	44,000	89,360	—	133,360
Robin C. Kramer	57,000	89,360	—	146,360
Joseph Patti	56,000	89,360	—	145,360
Todd Peterson	48,000	89,360	—	137,360
Sarah J. Schlesinger	46,000	89,360	—	135,360
Richard Bastiani (2)	33,800	—	—	33,800
(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2021 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 13 to the consolidated financial statements included in this Annual Report. The aggregate number of option awards outstanding (including exercisable and unexercisable stock options) as of December 31, 2021, for each non-employee director was as follows:

Board of Directors:	Stock Options Outstanding	Stock Options Exercisable
Jules Haimovitz	30,000	—
Odysseas Kostas	78,383	25,192
Robin C. Kramer	58,000	15,000
Joseph Patti	78,383	38,883
Todd Peterson	78,383	38,883
Sarah J. Schlesinger	78,383	25,192
Richard Bastiani (2)	—	—

(2) Resigned as a director on June 6, 2021.

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

The percentage ownership information in the table below is based on 30,727,091 shares of common stock outstanding as of March 1, 2022.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 30, 2022, which is 60 days after March 1, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Armata Pharmaceuticals, Inc., 4503 Glencoe Avenue, Marina del Rey, California 90292.

	Beneficial Ownership
	Number of		Percent of
Beneficial Owner	Shares		Total
Greater than 5% Stockholders
Innoviva, Inc.	36,363,604	(1)	76.7%
Directors and Named Executive Officers
Jules Haimovitz (Director)	36,378,604	(2)	76.7%
Odysseas D. Kostas, M.D. (Director)	36,402,487	(3)	76.7%
Robin C. Kramer (Director)	15,000	(4)	*	%
Todd R. Patrick (Director)	244,918	(5)	1.4%
Joseph M. Patti, Ph.D. (Director)	38,883	(6)	*	%
Todd C. Peterson, Ph.D. (Director)	38,883	(7)	*	%
Sarah J. Schlesinger, M.D. (Director)	36,402,487	(8)	76.7%
Brian Varnum, Ph. D. (Chief Executive Officer)	241,817	(9)	*	%
Steve R. Martin (Chief Financial Officer)	110,848	(10)	*	%
Duane Morris (Vice President of Operations)	89,384	(11)	*	%

All current executive officers and directors as a group (11 persons) (12)	36,976,027		76.7%
*	Represents beneficial ownership of less than 1%.

(1) The shares listed were reported on a Form 4 filed with the SEC on February 11, 2022, with respect to shares of common stock held by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC. Innoviva, Inc. holds 8,710,800 shares of common stock and warrants to acquire an additional 8,710,800 shares of common stock. Innoviva Strategic Opportunities, LLC holds 10,980,761 shares of common stock and warrants to acquire an additional 7,961,243 shares of common stock. The principal business address of the reporting persons is c/o Innoviva, Inc., 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. Innoviva designated Jules Haimovitz and Odysseas Kostas, M.D., two of the members of the board of directors of Innoviva, to serve on our Board. Additionally, Sarah Schlesinger, M.D., is a member of the board of directors of Innoviva. As such, solely for purposes of Section 16 of the Exchange Act of 1934, as amended, Innoviva, Inc. and Innoviva Strategic Opportunities, LLC may be deemed to be directors by deputization. For purposes of the exemption under Rule 16b-3 promulgated under the Exchange Act, the Board approved the acquisition of any direct or indirect pecuniary interest in any shares of common stock, including any shares of common stock issuable upon the exercise of the aforementioned warrants.

(2) Consists of (a) 15,000 shares of Common Stock that Mr. Haimovitz has the right to acquire from us within 60 days of March 1, 2022 pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 10,980,761 shares of common stock and warrants exercisable for 7,961,243 shares of common stock held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Mr. Haimovitz is affiliated due to his position as a director of Innoviva, Inc. Mr. Haimovitz may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(3) Consists of (a) 38,883 shares of Common Stock that Dr. Kostas has the right to acquire from us within 60 days of March 1, 2022 pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 10,980,761 shares of common stock and warrants exercisable for 7,961,243 shares of common stock held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Dr. Kostas is affiliated due to his position as a director of Innoviva, Inc. Dr. Kostas may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(4) Consists of 15,000 shares of Common Stock that Ms. Kramer has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock options.

(5) Consists of (a) 74,473 shares of Common Stock, (b) 107,500 restricted shares of Common Stock, and (c) 244,918 shares of Common Stock that Mr. Patrick has the right to acquire from us within 60 days of March 1, 2022 pursuant to the exercise of stock options.

(6) Consists of 38,883 shares of Common Stock that Dr. Patti has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock optionss.

(7) Consists of 38,883 shares of Common Stock that Dr. Peterson has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock options.

(8) Consists of (a) 38,883 shares of Common Stock that Dr. Schlesinger has the right to acquire from us within 60 days of March 1, 2022 pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 10,980,761 shares of common stock and warrants exercisable for 7,961,243 shares of common stock held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Dr. Schlesinger is affiliated due to her position as a director of Innoviva, Inc. Dr. Schlesinger may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(9) Consists of (a) 615 shares of Common Stock, (b) 31,229 restricted shares of Common Stock and (c) 209,973 shares of Common Stock that Dr. Varnum has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock options.

(10) Consists of (a) 26 shares of Common Stock and (b) 110,822 shares of Common Stock that Mr. Martin has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock options.

(11) Consists of (a) 17,328 shares of Common Stock, (b) 8,816 restricted shares of Common Stock and (c) 63,240 shares of Common Stock that Mr. Morris has the right to acquire from us within 60 days of March 1, 2022, pursuant to the exercise of stock options.

(12) Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of March 1, 2022, including any options and warrants exercisable within 60 days of March 1, 2022.

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

The following table provides information as of December 31, 2021 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,409,682	$5.64	228,797
Equity compensation plans not approved by security holders	—	—	—
Total	2,409,682	$5.64	228,797

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

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction; and

●	the terms available to or from, as the case may be, unrelated third parties.

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

January 2021 Private Placement

On January 26, 2021, we entered into the Securities Purchase Agreement with Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, (collectively, “Innoviva”), pursuant to which we agreed to issue and sell to Innoviva, in the 2021 Private Placement, 6,153,847 newly issued shares of our common stock (“Shares”) and warrants to purchase 6,153,847 shares of common stock (“Common Warrants”), with an exercise price per share of $3.25. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $3.25 per share. The January 2021 Private Placement occurred in two tranches.

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

October 2021 Private Placement

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, the Company’s partner for its lead Phase 1b/2a clinical development program, and Innoviva Strategic Opportunities LLC, a wholly-owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”) for the private placement of newly issued shares of common stock, par value $0.01 per share, of the Company (“Common Stock”). Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”).

Registration Rights Agreement and Investor Rights Agreement:

As part of the October 2021 Private Placement, the Company also entered into a registration rights agreement (the “October 2021 Registration Rights Agreement”) with the Purchasers. Pursuant to the October 2021 Registration Rights Agreement, the Company must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as the Purchasers may reasonably specify. The Company must use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions.

The Company also entered into an Amended and Restated Voting Agreement with Innoviva (the “October 2021 Voting Agreement”), pursuant to which Innoviva agreed not to vote or take any action by written consent with respect to shares of common stock of the Company held by Innoviva, or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock issued and outstanding of the Company as of any given record date for voting (such shares, the “Excess Shares”) on matters related to the election of directors to the Board or removal of directors from the Board (“Board Matters”) presented at any meeting of the stockholders of the Company (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board authorizes Innoviva to vote such Excess Shares with respect to Board Matters.

Februay 2022 Private Placement

On February 9, 2022, the Company entered into a securities purchase agreement to sell its common stock and warrants to Innoviva (“February 2022 Private Placement”). The gross proceeds to the Company from the transaction are expected to be $45 million, before deducting estimated offering expenses.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva will purchase 9,000,000 newly issued shares of the Company’s common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of common stock, with an exercise price of $5.00 per share. The stock purchases are expected to occur in two tranches. Upon execution, Innoviva purchased approximately 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of $18.1 million. At the closing of the second tranche, upon the Company’s stockholders voting in favor of the transaction, Innoviva will purchase 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million. Subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders, the second closing contemplated by the securities purchase agreement is expected to occur near the end of the first quarter of 2022.

Registration Rights Agreement and Investor Rights Agreement:

As part of the first closing of the February 2022 Private Placement, the Company entered into an amended and restated investor rights agreement (the “A&R IRA”), which amended and restated in its entirety that certain Investor Rights Agreement, dated February 12, 2020, as amended and restated as of January 26, 2021, by and among Innoviva, Innoviva, Inc. and the Company. Pursuant to the A&R IRA, for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate two directors to the board of directors of the Company (the “Board”) and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate one director to the Board, subject to certain conditions and qualifications set forth in the A&R IRA. The A&R IRA also provides Innoviva and its affiliates with certain subscription rights in the event of any new issuances.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, the Company must file a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the U.S. Securities and Exchange Commission (the “Commission”) on a continuous basis pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or if Rule 415 is not available for offers and sales of such securities, by such other means of distribution of such securities as Innoviva may reasonably specify. The Company must use its commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event (i) no later than the fifteenth (15th) day following the filing of the Shelf Registration Statement in the event of no “review” by the Commission, (ii) no later than the sixtieth (60th) day following the filing of the Shelf Registration Statement in the event of “limited review” by the Commission, or (iii) in the event of a “review” by the Commission, the one hundred and twentieth (120th) day following the filing of the Shelf Registration Statement, subject to certain exceptions.

The Company also entered into an amended and restated voting agreement with Innoviva and Innoviva, Inc. (the “Voting Agreement”), which amended and restated in its entirety that certain Voting Agreement dated January 26, 2021, as amended and restated as of October 28, 2021, pursuant to which Innoviva and its affiliates agreed not to vote or take any action by written consent with respect to shares of common stock of the Company held by Innoviva or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock voting with respect to certain matters (such shares, the “Excess Shares”) related to the election of directors to the Board, removal of directors from the Board or amendment of the bylaws of the Company to reduce the maximum number of directors or set the number of directors who may serve on the Board (“Board Matters”) presented at any meeting of the stockholders of the Company (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board authorizes Innoviva or its affiliates to vote such Excess Shares with respect to Board Matters.

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

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees incurred for Ernst & Young LLP services for the years ended December 31, 2021 and 2020:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
Armata Pharmaceuticals, Inc.
Audit Fees	$370,000	$362,000
Audit Related Fees	10,000	105,000
Tax Fees	—	—
All Other Fees	—	—
Total	$380,000	$467,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2021 and 2020.

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

4.8	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

4.9	Description of the Company’s securities registered under Section 12 of the Exchange Act.

4.10	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022)

9.1	Form of Voting Agreement, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on January 27, 2021).

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

10.8+	Armata Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

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

10.21+

Employment Agreement, dated August 1, 2021, between Armata Pharmaceuticals, Inc. and Brian Varnum, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.22+

Amended Employment Agreement, dated August 9, 2021 between Armata Pharmaceuticals, Inc. and Todd Patrick (incorporated herein by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021)

10.23

Securities Purchase Agreement, dated October 29, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.24

Registration Rights Agreement, dated October 29, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.25

Amended and Restated Voting Agreement, dated October 29, 2021, by and among the Company, Innoviva, and Innoviva, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.26

Lease Agreement, dated October 28, 2021, by and between the Company and 5005 McConnell Avenue, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2021).

10.27

Assignment and First Amendment of Office Lease, dated as of April 2020, by and among Armata Pharmaceuticals, Inc., C3 Jian, Inc. and Marina Business Center, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.28

Securities Purchase Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.29

Amended and Restated Investor Rights Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.30

Registration Rights Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.31

Second Amended and Restated Voting Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

16.1

Letter from PricewaterhouseCoopers LLP to the U.S. Securities and Exchange Commission, dated May 10, 2019 (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed with the SEC on May 10, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ARMATA PHARMACEUTICALS, INC.

Date: March 17, 2022	By:	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Varnum, and Steve R. Martin, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Varnum	Chief Executive Officer and Director	March 17, 2022
Brian Varnum	(Principal Executive Officer)

/s/ Steve R. Martin	Chief Financial Officer	March 17, 2022
Steve R. Martin	(Principal Financial and Accounting Officer)

/s/ Jules Haimovitz	Chairman of the Board of Directors	March 17, 2022
Jules Haimovitz

/s/ Odysseas D. Kostas, M.D	Director	March 17, 2022
Odysseas D. Kostas, M.D.

/s/ Robin Kramer	Director	March 17, 2022
Robin Kramer

/s/ Joseph M. Patti, Ph.D.	Director	March 17, 2022
Joseph M. Patti, Ph.D.

/s/ Todd Patrick	Director	March 17, 2022
Todd Patrick

/s/ Todd C. Peterson, Ph.D.	Director	March 17, 2022
Todd C. Peterson, Ph.D.

/s/ Sarah J. Schlesinger, M.D.	Director	March 17, 2022
Sarah J. Schlesinger, M.D.