Form 10-Q
period 2022-03-31
Armata Pharmaceuticals, Inc.
filed 2022-05-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 6, 2022 was 36,112,299.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,408,000	$10,288,000
Awards receivable	1,236,000	2,989,000
Prepaid expenses and other current assets	1,055,000	1,718,000
Total current assets	48,699,000	14,995,000
Restricted cash	5,960,000	1,200,000
Property and equipment, net	2,249,000	2,220,000
Operating lease right-of-use asset	35,416,000	35,852,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	1,695,000	1,755,000
Total assets	$107,765,000	$69,768,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$3,437,000	$2,270,000
Accrued compensation	1,269,000	1,035,000
Current portion of operating lease liabilities	1,520,000	1,509,000
Total current liabilities	6,226,000	4,814,000
Operating lease liabilities, net of current portion	36,923,000	36,480,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	46,226,000	44,371,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,112,053 and 27,112,299 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	361,000	271,000
Additional paid-in capital	272,809,000	227,983,000
Accumulated deficit	(211,631,000)	(202,857,000)
Total stockholders’ equity	61,539,000	25,397,000
Total liabilities and stockholders’ equity	$107,765,000	$69,768,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)

Grant revenue	$1,236,000	$1,066,000
Operating expenses
Research and development	8,028,000	4,350,000
General and administrative	1,983,000	2,151,000
Total operating expenses	10,011,000	6,501,000
Loss from operations	(8,775,000)	(5,435,000)
Other income (expense)
Interest income	1,000	2,000
Interest expense	—	(62,000)
Total other income (expense), net	1,000	(60,000)
Net loss	$(8,774,000)	$(5,495,000)
Per share information:
Net loss per share, basic and diluted	$(0.30)	$(0.27)
Weighted average shares outstanding, basic and diluted	28,996,499	20,458,355

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021

(unaudited)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercise of warrants	52,000	1,000	290,000	—	291,000
Exercise of stock options	46,134	—	154,000	—	154,000
Stock-based compensation	—	—	842,000	—	842,000
Net loss	—	—	—	(5,495,000)	(5,495,000)
Balances, March 31, 2021	24,940,442	$249,000	$218,960,000	$(185,197,000)	$34,012,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	$271,000	$227,983,000	$(202,857,000)	$25,397,000
Forfeiture of restricted stock awards	(246)	—	—	—	—
Sale of common stock, net of issuance costs	9,000,000	90,000	44,333,000	—	44,423,000
Stock-based compensation	—	—	493,000	—	493,000
Net loss	—	—	—	(8,774,000)	(8,774,000)
Balances, March 31, 2022	36,112,053	$361,000	$272,809,000	$(211,631,000)	$61,539,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,774,000)	$(5,495,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	226,000	281,000
Stock-based compensation	493,000	842,000
Non-cash interest expense	—	62,000
Payment of accreted interest for deferred consideration for asset acquisition	—	(586,000)
Changes in operating assets and liabilities:
Award receivable	1,753,000	(564,000)
Accounts payable and accrued liabilities	940,000	(409,000)
Accrued compensation	234,000	330,000
Operating lease right-of-use asset and liability, net	890,000	49,000
Prepaid expenses and other current assets	723,000	15,000
Net cash used in operating activities	(3,515,000)	(5,475,000)
Investing activities:
Purchases of property and equipment	(236,000)	(298,000)
Net cash used in investing activities	(236,000)	(298,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	—	(1,414,000)
Proceeds from sale of common stock, net of offering costs	44,631,000	19,548,000
Proceeds from exercise of warrants and stock options	—	445,000
Net cash provided by financing activities	44,631,000	18,579,000
Net increase in cash, cash equivalents and restricted cash	40,880,000	12,806,000
Cash, cash equivalents and restricted cash, beginning of period	11,488,000	10,849,000
Cash, cash equivalents and restricted cash, end of period	$52,368,000	$23,655,000
Supplemental disclosure of cash flow information:
Unpaid offering costs	$208,000	$185,000
Property and equipment included in accounts payable	$19,000	$51,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$46,408,000	$22,455,000
Restricted cash	5,960,000	1,200,000
Cash, cash equivalents and restricted cash	$52,368,000	$23,655,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries, is referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP”.

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

On February 9, 2022, the Company entered into a securities purchase agreement (“February 2022 Securities Purchase Agreement”) to sell its common stock and warrants to Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"). Pursuant and subject to the terms and conditions of the February 2022 Securities Purchase Agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of the Company’s common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of common stock, with an exercise price of $5.00 per share. The stock purchases closed in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, following the Company’s stockholders voting in favor of the transaction on March 30, 2022, Innoviva purchased 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million on March 31, 2022.

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation, a Delaware corporation (“CFF”), the Company’s partner for its lead Phase 1b/2 clinical development program, and Innoviva for the private placement of newly issued shares of common stock, par value $0.01 per share, of the Company. Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”). The Company received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

On January 26, 2021, the Company entered into a securities purchase agreement (the “January 2021 Securities Purchase Agreement”) with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of common stock, and warrants to purchase up to 6,153,847 shares of common stock, with an exercise price per share of $3.25 (the “January 2021 Private Placement”). The January 2021 Private Placement closed in two tranches during the three months ended March 31, 2021 and the Company received aggregate gross proceeds of approximately $20.0 million, before deducting transaction expenses.

As of March 31, 2022, the Company had cash and cash equivalents of $46.4 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2023. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2021 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission on March 17, 2022. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In-Process Research and Development (“IPR&D”)

IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized incomplete research projects acquired by the Company, which is related to the development of AP-SA01, a phage combination for the treatment of Staphylococcus aureus infections (“S. aureus”). Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company currently only has operating leases. The Company recognizes a right-of-use operating lease asset and associated short- and long-term operating lease liability on its condensed consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments the Company will pay over the lease term. The Company determines the lease term at the inception of each lease, which includes renewal options only if the Company concludes that such options are reasonably certain to be exercised.

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

4. Net Loss per Share

The following outstanding securities as of March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31, 2022	March 31, 2021
Options	2,306,339	2,166,943
Unvested restricted stock units	30,000	—
Restricted stock awards	123,772	322,756
Warrants	21,147,219	16,647,219
Total	23,607,330	19,136,918

5. Balance Sheet Details

Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Laboratory equipment	$8,008,000	$7,754,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	451,000	451,000
Leasehold improvements	3,423,000	3,423,000
Total	12,699,000	12,445,000
Less: accumulated depreciation	(10,450,000)	(10,225,000)
Property and equipment, net	$2,249,000	$2,220,000

Depreciation expense totaled $0.2 million and $0.3 million for each of the three months ended March 31, 2022 and 2021, respectively.

6. Stockholders’ Equity

Private Investment

February 2022 Private Placement

On February 9, 2022, the Company entered into the February 2022 Securities Purchase Agreement to sell its common stock and warrants to Innoviva. Pursuant and subject to the terms and conditions of the February 2022 Securities Purchase Agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of the Company’s common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of common stock, with an exercise price of $5.00 per share. The stock purchases occurred in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon the Company’s stockholders voting in favor of the transaction, Innoviva purchased 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

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

January 2021 Private Placement

On January 26, 2021, the Company entered into the January 2021 Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 6,153,847 newly issued shares of common stock, and warrants to purchase up to 6,153,847 shares of common stock, with an exercise price per share of $3.25. The January 2021 Private Placement closed in two tranches during the three months ended March 31, 2021 and the Company received aggregate gross proceeds of approximately $20.0 million, before deducting transaction expenses.

Warrants issued to Innoviva expire five years from the respective issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

On March 31, 2022, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
597,881	$21.00	May 10, 2022
1,183,491	$5.60	October 16, 2023
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 9, 2027
2,692,604	$5.00	March 31, 2027
1,200	$1,680.00	None
21,147,219

7. Equity Incentive Plans

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

The Company has issued restricted stock awards (“RSAs”) under certain legacy option plan that generally vest two to four years based on service conditions. The RSAs began vesting in May 2019, and no additional awards will be issued under this legacy plan.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

There were no grants of stock options during the three months ended March 31, 2022. The assumptions used in the Black-Scholes model during the three months ended March 31, 2021 are presented below:

March 31, 2021
Risk-free interest rate	0.93% - 1.29%
Expected volatility	93.37%
Expected term (in years)	5.50 - 7.00
Expected dividend yield	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021

Research and development	$303,000	$353,000
General and administrative	190,000	489,000
Total stock-based compensation	$493,000	$842,000

Stock option transactions during the three months ended March 31, 2022 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2021	2,409,682	$5.64	8.00	—
Granted	—	—		—
Exercised	—	—		—
Forfeited/Cancelled	(103,343)	9.50		—
Outstanding at March 31, 2022	2,306,339	$5.47	7.80	$2,598,000
Vested and expected to vest at March 31, 2022	2,306,339	$5.47	7.80	$2,598,000
Exercisable at March 31, 2022	952,421	$7.70	7.08	$1,173,000

Restricted stock awards and restricted stock units during the three months ended March 31, 2022 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	154,018	$27.49
Granted	—	—
Forfeited/Cancelled	(246)	35.22
Vested and Issued as Common Stock	—	—
Outstanding at March 31, 2022	153,772	$27.48

The aggregate intrinsic value of options at March 31, 2022 is based on the Company’s closing stock price on that date of $4.89 per share. As of March 31, 2022, there was $1.7 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.65 years.

Shares Reserved for Future Issuance

As of March 31, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,306,339
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	1,667,037
Warrants outstanding	21,147,219
Total shares reserved	25,160,343

8. Commitments and Contingencies

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

In connection with the 2021 Lease, during the quarter ended March 31, 2022 the Company delivered an irrevocable standby letter of credit in the total amount of $5.0 million to the landlord.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.2 million and $1.1 million in grant revenue from the MTEC Agreement during the three months ended March 31, 2022 and 2021, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with CFF, pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award will be used to fund a portion of the Company’s Phase 1b/2 clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

The first payment under the Award Agreement, in the amount of $1.0 million, became due upon signing the Award Agreement and was received in April 2020. The remainder of the CFF Award will be paid to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2 clinical trial of AP-PA02, as set forth in the Award Agreement.

If the Company ceases to use commercially reasonable efforts directed to the development of AP-PA02, or any other Product (as defined in the Award Agreement), for a period of 360 days (an “Interruption”) and fails to resume the development of the Product after receiving from CFF notice of an Interruption, then the Company must either repay the amount of the CFF Award actually received by the Company, plus interest, or grant to CFF (1) an exclusive (even as to the Company), worldwide, perpetual, sublicensable license under technology developed under the Award Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide, perpetual, sublicensable license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field.

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

The term of the Award Agreement commenced on March 10, 2020 and expires on the earlier of the date on which the Company has paid CFF all of the fixed royalty payments set forth therein, the effective date of any license granted to CFF following an Interruption, or upon earlier termination of the Award Agreement. Either CFF or the Company may terminate the Award Agreement for cause, which includes the Company’s material failure to achieve certain development milestones. The Company’s payment obligations survive the termination of the Award Agreement.

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During the three months ended March 31, 2022 and 2021, the Company did not recognize any credits to research and development expenses related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Form 10-K filed on March 17, 2022 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (“DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study, provided that the COVID-19 pandemic has been reduced to the point that clinical trials in patients are enrolling, that will assess the safety, tolerability, and efficacy of this development program, using our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia. On November 17, 2021, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-SA02. We plan to continue to advance the “diSArm” study provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial.

In addition to our more advanced pipeline programs, we have phage development efforts underway to target other indications including non-cystic fibrosis bronchiectasis (“NCFB”), prosthetic joint infections (“PJI”) and hospitalized pneumonia. On February 22, 2022, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-PA02 in NCFB. The company plans to initiate a Phase 2 trial in NCFB in 2022.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2022, we had an accumulated deficit of $211.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Recent Events

NCFB Investigational New Drug (“IND”) Approval

On February 22, 2022, we announced that the FDA has cleared Armata's IND application to initiate a clinical trial of its optimized lead therapeutic candidate, AP-PA02, in a second indication, NCFB. The Company plans to initiate a Phase 2 trial in 2022.

February 2022 Private Placement

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"), our largest shareholder.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases were completed in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon our stockholders voting in favor of the transaction, Innoviva purchased approximately 5,385,208 shares of common stock and warrants to purchase approximately 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

Executive Transition

On March 25, 2022, Steve R. Martin notified us that he intends to retire as Chief Financial Officer and Senior Vice President (and Principal Financial and Accounting Officer), effective as of June 30, 2022. Mr. Martin has agreed to continue his employment with us as an advisor to his successor in the Principal Financial and Accounting Officer role from July 1, 2022 through December 31, 2022.

      On March 25, 2022, the Board of Directors appointed Erin Butler to serve as (i) Vice President of Finance and Administration of the Company, effective April 1, 2022, and (ii) Principal Financial and Accounting Officer of the Company, effective July 1, 2022.

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

Grant Revenue

The Company recognized $1.2 million and $1.1 million of grant revenue during the three months ended March 31, 2022 and 2021, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

Research and development expenses for the three months ended March 31, 2022 and 2021 were $8.0 million and $4.4 million, respectively. The net increase of $3.6 million was primarily related to an increase of $2.1 million related to increased clinical trial activities and trial-related outsourcing expenses, $0.3 million in personnel costs, and $0.7 million in lease expenses. The increases were offset by a $0.5 million reduction in credits to research and development expenses, as the Company received a $0.1 million tax rebate in cash from the Australian government in the three months ended March 31, 2022, compared with a $0.6 million rebate received for the same period in 2021.

General and Administrative

General and administrative expenses were $2.0 million for the three months ended March 31, 2022, which remained largely consistent with $2.2 million for the same period in 2021.

Other Income (Expense)

For the three months ended March 31, 2022 and 2021, we recorded noncash interest expense of $0 and $0.1 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the three months ended March 31, 2022 and 2021.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.5 million, as compared to $5.5 million for the three months ended March 31, 2021. The decrease of $2.0 million was primarily due to a $3.3 million increase in net loss, offset by increases of $0.2 million related to non-cash reconciling items from net loss to cash used in operating activities, and $5.1 million of cash used for operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and primarily related to capital equipment purchases.

Financing Activities

Net cash provided by financing activities was $44.6 million for the three months ended March 31, 2022, which was comprised of net proceeds raised from the February 2022 private placement transactions with Innoviva.

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

As of March 31, 2022, we had unrestricted cash and cash equivalents of $46.4 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2023. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 3 to the consolidated financial statements contained elsewhere in this report. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 17, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors, or contain changes to the similarly titled risk factors, included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, the global economic climate and effects of the COVID-19 pandemic may amplify many of the risks described below or their impact on us.

Summary of Risk Factors

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations;
●	We will need to raise additional capital to support our operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable;
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members;
●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;

●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs;
●	We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates;
●	We must manage a geographically dispersed organization;
●	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;
●	We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture our product candidates in a timely manner, which could have an adverse impact on our results of operations and may delay development and commercialization of our product candidates*;
●	We are dependent on patents, trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;
●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;
●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile; and

●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agency.

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

The unaudited condensed financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2022 and December 31, 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2022, we had unrestricted cash and cash equivalents of $46.4 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

During 2021, we entered into a securities purchase agreement in connection with certain private placements. See Note 2 to condensed consolidated financial statements contained in this report for a description of the 2021 private placements.

On October 28, 2021, we completed a private placement (the “October 2021 Private Placement”) transaction in which we sold to CFF and Innoviva Strategic Opportunities LLC, a total of 2,121,213 shares of our newly issued shares of common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $7.0 million, before deducting transaction expenses.

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva (“February 2022 Private Placement”). Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases occurred in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon our stockholders voting in favor of the transaction, Innoviva purchased 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

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

As of March 31, 2022, our accumulated deficit was $211.6 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2022 and the year ended December 31, 2021, we had losses from operations of $8.8 million and $23.8 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of March 31, 2022, we had cash and cash equivalents of $46.4 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

Developing phage-based therapies on a commercial scale will also require developing new manufacturing processes and techniques. We and our third-party collaborators may experience delays in developing manufacturing capabilities for our product candidates and may not be able to do so at the scale required to efficiently conduct the clinical trials required to obtain regulatory approval of our product candidates, or to manufacture commercial quantities of our products, if approved.

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

Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva owned approximately 69.4% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 80.1% of our issued and outstanding shares of common stock. As a result, Innoviva owns more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements, including requirements that:

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

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture our product candidates in a timely manner, which could have an adverse impact on our results of operations and may delay development and commercialization of our product candidates.*

We rely on third-party suppliers and manufacturers for many aspects of our manufacturing process development of our product candidates. In some cases, due to the unique manner in which our products are manufactured, we rely on single source providers of raw materials and manufacturing supplies. These third parties are independent entities subject to their own unique operational and financial risks that are outside of our control. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations, and they may be unable or unwilling to increase production capacity commensurate with demand for our existing or future needs. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of our product candidates. The time and effort required to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. In addition, if deliveries of materials from our suppliers are interrupted for any reason, we may be unable to ship supply of our product candidates to support our clinical trials. Furthermore, factors such as the COVID-19 pandemic, the conflict between Russia and Ukraine, weather events, labor or raw material shortages and other supply chain disruptions could result in difficulties and delays in development of our product candidates, which could also have an adverse impact on our results in operations.

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

The patent positions of biotechnology companies can be uncertain and involve complex legal and factual questions. This is due to inconsistent application of policy and changes in policy relating to examination and enforcement of biotechnology patents to date on a global scale. The laws of some countries may not protect intellectual property rights to the same extent as the laws of countries having well-established patent systems, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Also, changes in either patent laws or in interpretations of patent laws may diminish the value of our intellectual property. We are not able to guarantee that all of our patent applications will result in the issuance of patents and cannot predict the breadth of claims that may be allowed in our patent applications or in the patent applications we may license from others.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase. Some companies that are larger and have significantly more resources than we do are aggressively pursuing antibacterial development programs, including traditional therapies and therapies with novel mechanisms of action. In addition, other companies are developing phage-based products for non-therapeutic uses and may elect to use their expertise in phage development and manufacturing to try to develop products that would compete with ours.

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

The Generating Antibiotics Incentives Now Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives may result in more competition in the market for new antibiotics and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with our product candidates.

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

       Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva owned approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 77.6% of our issued and outstanding shares of common stock.  Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of March 31, 2022, we had outstanding common warrants to purchase an aggregate of 21,147,219 shares of our common stock at a weighted-average exercise price of $4.19 per share. As of March 31, 2022, in-the-money warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 2,306,339 shares of our common stock at a weighted-average exercise price of $5.47 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva, our largest shareholder. The gross proceeds from the transaction amounted to $45 million, before deducting estimated offering expenses.

Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva purchased 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases occurred in two tranches. On February 9, 2022, Innoviva purchased approximately 3,614,792 shares of common stock and warrants to purchase approximately 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon our stockholders voting in favor of the transaction, Innoviva purchased approximately 5,385,208 shares of common stock and warrants to purchase approximately 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

As part of the first closing, we entered into an amended and restated investor rights agreement (the “A&R IRA”), which amended and restated in its entirety that certain Investor Rights Agreement, dated February 12, 2020, as amended and restated as of January 26, 2021, by and among Innoviva, its affiliates and us. Pursuant to the A&R IRA, for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of our common stock on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate two directors to the board of directors of the Company (the “Board”) and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate one director to the Board, subject to certain conditions and qualifications set forth in the A&R IRA. The A&R IRA also provides Innoviva and its affiliates with certain subscription rights in the event of any new issuances.

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

We also entered into an amended and restated voting agreement with Innoviva, (the “Voting Agreement”), which amended and restated in its entirety that certain Voting Agreement dated January 26, 2021, as amended and restated as of October 28, 2021, pursuant to which Innoviva and its affiliates agreed not to vote or take any action by written consent with respect to shares of our common stock held by Innoviva or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock voting with respect to certain matters (such shares, the “Excess Shares”) related to the election of directors to the Board, removal of directors from the Board or amendment of our bylaws to reduce the maximum number of directors or set the number of directors who may serve on the Board (“Board Matters”) presented at any meeting of the stockholders (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board authorizes Innoviva or its affiliates to vote such Excess Shares with respect to Board Matters.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1

Articles of Amendment to Articles of Incorporation of the Company (effective March 26, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.4	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.4 and Exhibit 10.4.

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

10.3

Registration Rights Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.4

Second Amended and Restated Voting Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.5

Advisory Agreement, dated March 28, 2022, between the Company and Mr. Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2022).

10.6

Employment Agreement, dated March 28, 2022, between the Company and Ms. Butler. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2022).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1†	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2†	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the Inline XBRL document)

†

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMATA PHARMACEUTICALS, INC.

Date: May 12, 2022	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Steve R. Martin
Name: Steve R. Martin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)