Form 10-Q
period 2022-06-30
Armata Pharmaceuticals, Inc.
filed 2022-08-11
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 8, 2022 was 36,135,537.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$36,978,000	$10,288,000
Awards receivable	1,883,000	2,989,000
Prepaid expenses and other current assets	2,445,000	1,718,000
Total current assets	41,306,000	14,995,000
Restricted cash	5,960,000	1,200,000
Property and equipment, net	3,256,000	2,220,000
Operating lease right-of-use asset	35,021,000	35,852,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	1,695,000	1,755,000
Total assets	$100,984,000	$69,768,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$4,021,000	$2,270,000
Accrued compensation	1,656,000	1,035,000
Current portion of operating lease liabilities	1,706,000	1,509,000
Total current liabilities	7,383,000	4,814,000
Operating lease liabilities, net of current portion	37,233,000	36,480,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	47,693,000	44,371,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,128,194 and 27,112,299 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	361,000	271,000
Additional paid-in capital	273,776,000	227,983,000
Accumulated deficit	(220,846,000)	(202,857,000)
Total stockholders’ equity	53,291,000	25,397,000
Total liabilities and stockholders’ equity	$100,984,000	$69,768,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Grant revenue	$1,883,000	$1,168,000	$3,119,000	$2,234,000
Operating expenses
Research and development	9,020,000	5,225,000	17,048,000	9,575,000
General and administrative	2,083,000	2,139,000	4,066,000	4,290,000
Total operating expenses	11,103,000	7,364,000	21,114,000	13,865,000
Loss from operations	(9,220,000)	(6,196,000)	(17,995,000)	(11,631,000)
Other income (expense)
Interest income	5,000	2,000	6,000	4,000
Interest expense	—	—	—	(62,000)
Total other income (expense), net	5,000	2,000	6,000	(58,000)
Net loss	$(9,215,000)	$(6,194,000)	$(17,989,000)	$(11,689,000)
Per share information:
Net loss per share, basic and diluted	$(0.26)	$(0.25)	$(0.55)	$(0.52)
Weighted average shares outstanding, basic and diluted	35,999,642	24,762,818	32,517,416	22,622,477

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(unaudited)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021	24,940,442	$249,000	$218,960,000	$(185,197,000)	$34,012,000
Forfeiture of restricted stock awards	(924)	—	—	—	—
Issuance of inducement stock awards	23,732	—	—	—	—
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Stock-based compensation	—	—	907,000	—	907,000
Net loss	—	—	—	(6,194,000)	(6,194,000)
Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2022	36,112,053	$361,000	$272,809,000	$(211,631,000)	$61,539,000
Issuance cost in connection with sale of common stock	—	—	(32,000)	—	(32,000)
Forfeiture of restricted stock awards	(123)	—	—	—	—
Exercise of stock options	21,775	—	71,000	—	71,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Stock-based compensation	—	—	949,000	—	949,000
Net loss	—	—	—	(9,215,000)	(9,215,000)
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercise of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(924)	—	—	—	—
Exercise of stock options	46,134	—	154,000	—	154,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	1,749,000	—	1,749,000
Net loss	—	—	—	(11,689,000)	(11,689,000)
Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	$271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,301,000	—	44,391,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Forfeiture of restricted stock awards	(369)	—	—	—	—
Exercise of stock options	21,775	—	71,000	—	71,000
Stock-based compensation	—	—	1,442,000	—	1,442,000
Net loss	—	—	—	(17,989,000)	(17,989,000)
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(17,989,000)	$(11,689,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	421,000	578,000
Stock-based compensation	1,442,000	1,749,000
Non-cash interest expense	—	62,000
Payment of accreted interest for deferred consideration for asset acquisition	—	(586,000)
Changes in operating assets and liabilities:
Award receivable	1,106,000	(607,000)
Accounts payable and accrued liabilities	1,622,000	100,000
Accrued compensation	621,000	652,000
Operating lease right-of-use asset and liability, net	1,781,000	97,000
Prepaid expenses and other current assets	(667,000)	(369,000)
Net cash used in operating activities	(11,663,000)	(10,013,000)
Investing activities:
Purchases of property and equipment	(1,372,000)	(494,000)
Net cash used in investing activities	(1,372,000)	(494,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	—	(1,414,000)
Proceeds from sale of common stock, net of offering costs	44,414,000	19,363,000
Proceeds from exercise of warrants and stock options	71,000	445,000
Net cash provided by financing activities	44,485,000	18,394,000
Net increase in cash, cash equivalents and restricted cash	31,450,000	7,887,000
Cash, cash equivalents and restricted cash, beginning of period	11,488,000	10,849,000
Cash, cash equivalents and restricted cash, end of period	$42,938,000	$18,736,000
Supplemental disclosure of cash flow information:
Unpaid offering costs	$23,000	$—
Property and equipment included in accounts payable	$85,000	$162,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$36,978,000	$17,536,000
Restricted cash	5,960,000	1,200,000
Cash, cash equivalents and restricted cash	$42,938,000	$18,736,000

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

As of June 30, 2022, the Company had cash and cash equivalents of $37.0 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2023. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, and other economic and geo-political factors. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company as of January 1, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements and does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

4. Net Loss per Share

The following outstanding securities as of June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30, 2022	June 30, 2021
Options	3,380,678	2,335,068
Unvested restricted stock units	30,000	30,000
Restricted stock awards	99,666	154,141
Warrants	20,549,338	16,647,219
Total	24,059,682	19,166,428

5. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$9,211,000	$7,754,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	451,000	451,000
Leasehold improvements	3,423,000	3,423,000
Total	13,902,000	12,445,000
Less: accumulated depreciation	(10,646,000)	(10,225,000)
Property and equipment, net	$3,256,000	$2,220,000

Depreciation expense totaled $0.2 million and $0.3 million, and $0.4 million and $0.6 million for the three and six months ended June 30, 2022 and 2021, respectively.

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

Warrants

On June 30, 2022, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,183,491	$5.60	October 16, 2023
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
20,549,338

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

The assumptions used in the Black-Scholes model are presented below:

	Six months ended
	June 30, 2022	June 30, 2021
Risk-free interest rate	2.65% - 3.52%	0.90% - 1.29%
Expected volatility	84.81% - 85.67%	93.37%
Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$489,000	$399,000	$679,000	$752,000
General and administrative	460,000	508,000	763,000	997,000
Total stock-based compensation	$949,000	$907,000	$1,442,000	$1,749,000

Stock option transactions during the six months ended June 30, 2022 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2021	2,409,682	$5.64	8.00	—
Granted	1,173,000	5.08		—
Exercised	(21,775)	3.29		$27,000
Forfeited/Cancelled	(180,229)	7.34		—
Outstanding at June 30, 2022	3,380,678	$5.37	8.30	$926,000
Vested and expected to vest at June 30, 2022	3,380,678	$5.37	8.30	$926,000
Exercisable at June 30, 2022	1,266,771	$6.63	4.79	$639,000

Restricted stock awards and restricted stock units during the six months ended June 30, 2022 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	154,018	$27.49
Granted	—	—
Forfeited/Cancelled	(369)	31.85
Vested and Issued as Common Stock	(23,983)	4.10
Outstanding at June 30, 2022	129,666	$27.48

The aggregate intrinsic value of options at June 30, 2022 is based on the Company’s closing stock price on that date of $3.89 per share. As of June 30, 2022, there was $5.0 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 2.01 years.

Shares Reserved for Future Issuance

As of June 30, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,380,678
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	569,937
Warrants outstanding	20,549,338
Total shares reserved	24,539,701

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

The MTEC Agreement is effective through January 25, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.9 million and $3.1 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2022, respectively. The Company recognized $1.2 million and $2.2 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2021, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During the three and six months ended June 30, 2022, the Company did not recognize any credits to research and development expenses related to the CFF Award. During the three and six months ended June 30, 2021, the Company recognized $0.8 million in credits to research and development expenses related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

On May 9, 2019, our predecessor company, C3J Therapeutics, Inc. (“C3J”) completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). Immediately prior to the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc.

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

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-

looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2022, we had an accumulated deficit of $220.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Executive Transition

On June 30, 2022, Steve R. Martin retired as our Chief Financial Officer and Senior Vice President (and Principal Financial and Accounting Officer). Mr. Martin has agreed to continue his employment with us as an advisor to his successor in the Principal Financial and Accounting Officer role from July 1, 2022 through December 31, 2022.

      On March 25, 2022, the Board of Directors appointed Erin Butler to serve as (i) Vice President of Finance and Administration of the Company, effective April 1, 2022, and (ii) Principal Financial and Accounting Officer of the Company, effective July 1, 2022.

Results of Operations

Comparison of three and six months ended June 30, 2022 and 2021

Grant Revenue

The Company recognized $1.9 million and $1.2 million of grant revenue during the three months ended June 30, 2022 and 2021, and $3.1 million and $2.2 million during the six months ended June 30, 2022 and 2021, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

Research and development expenses for the three months ended June 30, 2022 and 2021 were $9.0 million and $5.2 million, respectively. The net increase of $3.8 million was primarily related to an increase of $1.7 million related to increased clinical trial activities and laboratory supplies expenses, $0.5 million in personnel costs, and $0.9 million in lease expenses, and $0.8 million reduction in credits to research and development expenses during the three months ended June 30, 2021 related to CFF awards. These increases are offset by a decrease of $0.1 million of facilities expenses.

Research and development expenses for the six months ended June 30, 2022 and 2021 were $17.0 million and $9.6 million, respectively. The net increase of $7.4 million was primarily related to an increase of $3.8 million related to increased clinical trial activities and laboratory supplies expenses, $0.7 million in personnel costs, and $1.7 million in lease expenses, and $1.2 million reduction in credits to research and development expenses during the three months ended June 30, 2021 related to CFF awards and Australian tax credits.

General and Administrative

General and administrative expenses were $2.1 million for each of the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, compared with the same period in 2021, salary and personnel related costs increased by approximately $0.1 million, and lease expenses increased by approximately $0.1 million. The increases are offset by $0.1 million decrease of legal expenses and $0.1 million decrease of stock based compensation expenses.

General and administrative expenses were $4.1 million for the six months ended June 30, 2022, compared with $4.3 million for the six months ended June 30, 2021. The net decrease of $0.2 million was primarily related to a decrease of $0.3 million of salary and personnel related expenses, a decrease of $0.1 million of legal expenses and an increase of $0.2 million of lease expenses.

Other Income (Expense)

For the six months ended June 30, 2021, we recorded noncash interest expense of $0.1 million, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the six months ended June 30, 2022 and 2021.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $11.7 million, as compared to $10.0 million for the six months ended June 30, 2021. The increase of $1.7 million was primarily due to a $6.3 million increase in net loss, offset by increases of $0.1 million related to non-cash reconciling items from net loss to cash used in operating activities, and $4.5 million of cash used for operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $1.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, and primarily related to capital equipment purchases.

Financing Activities

Net cash provided by financing activities was $44.5 million for the six months ended June 30, 2022, which was comprised of $44.4 million of net proceeds raised from the February 2022 private placement transactions with Innoviva, and $0.1 million of proceeds for exercise of stock options.

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

As of June 30, 2022, we had unrestricted cash and cash equivalents of $37.0 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2023. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have off-balance sheet arrangements.

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

Refer to Note 3 to the consolidated financial statements contained elsewhere in this report. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 17, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Vice President of Finance and Administration (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President of Finance and Administration, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The unaudited condensed financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of June 30, 2022 and December 31, 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of June 30, 2022, we had unrestricted cash and cash equivalents of $37.0 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

As of June 30, 2022, our accumulated deficit was $220.8 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2022 and the year ended December 31, 2021, we had losses from operations of $18.0 million and $23.8 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of June 30, 2022, we had cash and cash equivalents of $37.0 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

As of June 30, 2022, we had outstanding common warrants to purchase an aggregate of 20,549,338 shares of our common stock at a weighted-average exercise price of $3.71 per share. As of June 30, 2022, in-the-money warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 3,380,678 shares of our common stock at a weighted-average exercise price of $5.37 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.4	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.4.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1†	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2†	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ARMATA PHARMACEUTICALS, INC.

Date: August 11, 2022	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Erin Butler
Name: Erin Butler
Title: Vice President, Finance and Administration
(Principal Financial and Accounting Officer)