Form 10-Q
period 2022-09-30
Armata Pharmaceuticals, Inc.
filed 2022-11-09
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 4, 2022 was 36,144,706.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,382,000	$10,288,000
Awards receivable	1,867,000	2,989,000
Prepaid expenses and other current assets	5,996,000	1,718,000
Total current assets	33,245,000	14,995,000
Restricted cash	5,960,000	1,200,000
Property and equipment, net	4,340,000	2,220,000
Operating lease right-of-use asset	34,637,000	35,852,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	953,000	1,755,000
Total assets	$92,881,000	$69,768,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$2,977,000	$2,270,000
Accrued compensation	1,804,000	1,035,000
Current portion of operating lease liabilities	2,223,000	1,509,000
Total current liabilities	7,004,000	4,814,000
Operating lease liabilities, net of current portion	37,223,000	36,480,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	47,304,000	44,371,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,144,706 and 27,112,299 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	361,000	271,000
Additional paid-in capital	274,676,000	227,983,000
Accumulated deficit	(229,460,000)	(202,857,000)
Total stockholders’ equity	45,577,000	25,397,000
Total liabilities and stockholders’ equity	$92,881,000	$69,768,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Grant revenue	$1,338,000	$1,251,000	$4,457,000	$3,485,000
Operating expenses
Research and development	8,400,000	5,626,000	25,448,000	15,201,000
General and administrative	1,561,000	1,768,000	5,627,000	6,058,000
Total operating expenses	9,961,000	7,394,000	31,075,000	21,259,000
Loss from operations	(8,623,000)	(6,143,000)	(26,618,000)	(17,774,000)
Other income (expense)
Gain upon extinguishment of Paycheck Protection Program loan	—	726,000	—	726,000
Interest income	9,000	—	15,000	4,000
Interest expense	—	(2,000)	—	(64,000)
Total other income (expense), net	9,000	724,000	15,000	666,000
Net loss	$(8,614,000)	$(5,419,000)	$(26,603,000)	$(17,108,000)
Per share information:
Net loss per share, basic and diluted	$(0.24)	$(0.22)	$(0.79)	$(0.73)
Weighted average shares outstanding, basic and diluted	36,038,686	24,820,233	33,704,071	23,363,113

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2021	24,937,826	$249,000	$219,761,000	$(191,391,000)	$28,619,000
Forfeiture of restricted stock awards	(123)	—	—	—	—
Exercise of stock options	27,383	—	86,000	—	86,000
Stock-based compensation	—	—	469,000	—	469,000
Net loss	—	—	—	(5,419,000)	(5,419,000)
Balances, September 30, 2021	24,965,086	$249,000	$220,316,000	$(196,810,000)	$23,755,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000
Exercise of stock options	16,512	—	54,000	—	54,000
Stock-based compensation	—	—	846,000	—	846,000
Net loss	—	—	—	(8,614,000)	(8,614,000)
Balances, September 30, 2022	36,144,706	$361,000	$274,676,000	$(229,460,000)	$45,577,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	6,153,847	61,000	19,302,000	—	19,363,000
Exercise of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(1,047)	—	—	—	—
Exercise of stock options	73,517	—	240,000	—	240,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	2,218,000	—	2,218,000
Net loss	—	—	—	(17,108,000)	(17,108,000)
Balances, September 30, 2021	24,965,086	$249,000	$220,316,000	$(196,810,000)	$23,755,000

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	$271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,301,000	—	44,391,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Forfeiture of restricted stock awards	(369)	—	—	—	—
Exercise of stock options	16,512	—	54,000	—	54,000
Issuance of inducement stock awards	21,775	—	71,000	—	71,000
Stock-based compensation	—	—	2,288,000	—	2,288,000
Net loss	—	—	—	(26,603,000)	(26,603,000)
Balances, September 30, 2022	36,144,706	$361,000	$274,676,000	$(229,460,000)	$45,577,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(26,603,000)	$(17,108,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	647,000	892,000
Gain upon extinguishment of Paycheck Protection Program loan	—	(722,000)
Stock-based compensation	2,288,000	2,218,000
Non-cash interest expense	—	60,000
Payment of accreted interest for deferred consideration for asset acquisition	—	(586,000)
Changes in operating assets and liabilities:
Award receivable	1,122,000	(690,000)
Accounts payable and accrued liabilities	584,000	(100,000)
Accrued compensation	770,000	1,151,000
Operating lease right-of-use asset and liability, net	2,672,000	145,000
Prepaid expenses and other current assets	(3,476,000)	(237,000)
Net cash used in operating activities	(21,996,000)	(14,977,000)
Investing activities:
Purchases of property and equipment	(2,666,000)	(1,076,000)
Net cash used in investing activities	(2,666,000)	(1,076,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	—	(1,414,000)
Proceeds from sale of common stock, net of offering costs	44,391,000	19,363,000
Proceeds from exercise of warrants and stock options	125,000	531,000
Net cash provided by financing activities	44,516,000	18,480,000
Net increase in cash, cash equivalents and restricted cash	19,854,000	2,427,000
Cash, cash equivalents and restricted cash, beginning of period	11,488,000	10,849,000
Cash, cash equivalents and restricted cash, end of period	$31,342,000	$13,276,000
Supplemental disclosure of cash flow information:
Paycheck Protection Program loan forgiveness	$—	$722,000
Property and equipment included in accounts payable	$101,000	$124,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$25,382,000	$12,076,000
Restricted cash	5,960,000	1,200,000
Cash, cash equivalents and restricted cash	$31,342,000	$13,276,000

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

2. Liquidity

The Company has prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

As of September 30, 2022, the Company had cash and cash equivalents of $25.4 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2023. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the COVID-19 pandemic, inflation, and other economic and geo-political factors. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2021 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission on March 17, 2022. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends, and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

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

4. Net Loss per Share

The following outstanding securities as of September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30, 2022	September 30, 2021
Options	3,385,162	2,439,651
Unvested restricted stock units	30,000	30,000
Restricted stock awards	99,666	124,018
Warrants	20,549,338	16,647,219
Total	24,064,166	19,240,888

5. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Laboratory equipment	$10,521,000	$7,754,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	451,000	451,000
Leasehold improvements	3,423,000	3,423,000
Total	15,212,000	12,445,000
Less: accumulated depreciation	(10,872,000)	(10,225,000)
Property and equipment, net	$4,340,000	$2,220,000

Depreciation expense totaled $0.2 million and $0.3 million, and $0.6 million and $0.9 million for the three and nine months ended September 30, 2022 and 2021, respectively.

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

On September 30, 2022, outstanding warrants to purchase shares of common stock are as follows:

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

The assumptions used in the Black-Scholes model are presented below:

Nine months ended
	September 30, 2022	September 30, 2021
Risk-free interest rate	2.65% - 3.52%	0.73% - 1.29%
Expected volatility	81.81% - 85.67%	84.04% - 93.37%
Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant-by-grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$570,000	$369,000	$1,249,000	$1,121,000
General and administrative	276,000	100,000	1,039,000	1,097,000
Total stock-based compensation	$846,000	$469,000	$2,288,000	$2,218,000

Stock option transactions during the nine months ended September 30, 2022 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2021	2,409,682	$5.64	8.00
Granted	1,216,500	5.04
Exercised	(38,287)	3.29		$44,000
Forfeited/Cancelled	(202,733)	7.29
Outstanding at September 30, 2022	3,385,162	$5.36	8.08	$1,397,000
Vested and expected to vest at September 30, 2022	3,385,162	$5.36	8.08	$1,397,000
Exercisable at September 30, 2022	1,291,192	$6.54	6.79	$942,000

Restricted stock awards and restricted stock units during the nine months ended September 30, 2022 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	154,018	$27.49
Granted	—	—
Forfeited/Cancelled	(369)	31.85
Vested and Issued as Common Stock	(23,983)	4.10
Outstanding at September 30, 2022	129,666	$27.48

The aggregate intrinsic value of options at September 30, 2022 is based on the Company’s closing stock price on that date of $4.22 per share. As of September 30, 2022, there was $4.2 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.9 years.

Shares Reserved for Future Issuance

As of September 30, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,385,162
Unvested restricted stock units	129,666
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	538,262
Warrants outstanding	20,549,338
Total shares reserved	24,612,176

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

In connection with the 2021 Lease, during the quarter ended March 31, 2022, the Company delivered an irrevocable standby letter of credit in the total amount of $5.0 million to the landlord.

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

9. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The MTEC Agreement is effective through October 30, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.3 million and $4.5 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2022, respectively. The Company recognized $1.3 million and $3.5 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2021, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million in credits to research and development expenses related to the CFF Award. During the three and nine months ended September 30, 2021, the Company recognized $0.8 million in credits to research and development expenses related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Form 10-K filed on March 17, 2022 with the U.S. Securities and Exchange Commission (the “SEC”).

On May 9, 2019, our predecessor company, C3J Therapeutics, Inc. (“C3J”) completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). Immediately prior to the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc.

Our common stock is traded on the NYSE American exchange under the symbol “ARMP.” We are headquartered in Marina del Rey, CA, in a 35,000 square-foot research and development facility built for product development with capabilities spanning from bench to clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical material.

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

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa. On October 14, 2020, Armata received the approval to proceed from the U.S. Food and Drug Administration (“FDA”) for its Investigational New Drug application for AP-PA02. We plan to continue to advance the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with CF and chronic pulmonary P. aeruginosa infection, provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial. The Company is projecting last subject last visit in 2022, and projects top line data in early 2023. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for Staphylococcus aureus for the treatment of S. aureus bacteremia. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (“DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC

Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. We expect to use the grant to partially fund a Phase 1b/2a, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia. On November 17, 2021, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-SA02. We plan to continue to advance the “diSArm” study provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial.

In addition to our more advanced clinical programs, we have phage development efforts underway to target other indications including non-cystic fibrosis bronchiectasis (“NCFB”), prosthetic joint infections (“PJI”) and hospitalized pneumonia.

On February 22, 2022, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-PA02, in a second indication, NCFB. The company initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022. The "Tailwind” study is a Phase 2, multi-center, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

On August 1, 2022, Armata announced that it had received the approval to proceed from the FDA for its Investigational New Drug application for AP-SA02, in a second indication, PJI. The Company plans to initiate a Phase 1b/2a trial in 2023, which will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2022, we had an accumulated deficit of $229.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

The full extent of the COVID-19 pandemic impact continues to depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the identification and spread of COVID-19 variants, the distribution of vaccines, the acceptance of vaccines and the implementation of vaccine mandates, and the economic impact on local, regional, national and international markets. Management continues to actively monitor the developments regarding the pandemic and the impact that the pandemic could have on our financial condition, liquidity, ability to enroll patients in our contemplated clinical trials, manufacturing and research and development operations, suppliers to our operations and suppliers to our outside clinical trial organizations, biotech industry overall, and importantly the health and safety of our workforce. Given the continued volatility of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for 2022. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the recent widespread resurgence in COVID-19 infections attributable to the Omicron variant, combined with the seasonal flu.

Recent Events

PJI Investigational New Drug Application (“IND”) Approval

On August 1, 2022, we announced that the FDA has cleared Armata's IND application for AP-SA02, in a second indication, PJI. The Company plans to initiate a Phase 1b/2 trial in PJI in 2023.

NCFB Investigational New Drug Application (“IND”) Approval

On February 22, 2022, we announced that the FDA has cleared Armata's IND application to initiate a clinical trial of its optimized lead therapeutic candidate, AP-PA02, in a second indication, NCFB. The Company initiated a Phase 2 trial in NCFB in 2022 and is progressing to site activation and first patient dosed.

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

Results of Operations

Comparison of three and nine months ended September 30, 2022 and 2021

Grant Revenue

The Company recognized $1.3 million of grant revenue during each of the three months ended September 30, 2022 and 2021, and $4.5 million and $3.5 million during the nine months ended September 30, 2022 and 2021, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

Research and development expenses for the three months ended September 30, 2022 and 2021 were $8.4 million and $5.6 million, respectively. The net increase of $2.8 million was primarily related to an increase of $1.6 million related to increased clinical trial activities and laboratory supplies expenses, $0.7 million in personnel costs, and $1.0 million in lease expenses, offset by a $0.5 million reduction in credits to research and development expenses related to CFF awards.

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $25.4 million and $15.2 million, respectively. The net increase of $10.2 million was primarily related to an increase of $5.4 million related to increased clinical trial activities and laboratory supplies expenses, $1.4 million in personnel costs, and $2.6 million in lease expenses, and a $0.7 million reduction in credits to research and development expenses related to CFF awards and Australian tax credits.

General and Administrative

General and administrative expenses were $1.6 million for the three months ended September 30, 2022 and $1.8 million for the same period of 2021. The decrease of $0.2 million is primarily related to a reduction to salary and personnel related costs of approximately $0.4 million, offset by increases to lease expense of approximately $0.1 million and stock-based compensation expenses of approximately $0.2 million.

General and administrative expenses were $5.6 million for the nine months ended September 30, 2022, compared with $6.1 million for the nine months ended September 30, 2021. The net decrease of $0.5 million was primarily related to a decrease of $0.6 million of salary and personnel related expenses, a decrease of $0.2 million of legal and consulting expenses, and offset by an increase of $0.3 million of lease expenses.

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

Other Income (Expense)

For the nine months ended September 30, 2021, we recorded noncash interest expense of $0.1 million, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the nine months ended September 30, 2022 and 2021.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $22.0 million, as compared to $15.0 million for the nine months ended September 30, 2021. The increase of $7.0 million was primarily due to a $9.5 million increase in net loss, offset by increases of $1.1 million related to non-cash reconciling items from net loss to cash used in operating activities, and $1.4 million of cash used for operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $2.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, and primarily related to capital equipment purchases.

Financing Activities

Net cash provided by financing activities was $44.5 million for the nine months ended September 30, 2022, which was comprised of $44.4 million of net proceeds raised from the February 2022 private placement transactions with Innoviva, and $0.1 million of proceeds for exercise of stock options.

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

Liquidity, Capital Resources and Financial Condition

We have prepared our condensed consolidated financial statements on a going concern basis, which assumes that we will realize our assets and satisfy our liabilities in the normal course of business. However, we have incurred net losses since our inception and have negative operating cash flows. These circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

As of September 30, 2022, we had unrestricted cash and cash equivalents of $25.4 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the first quarter of 2023. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 3 to the condensed consolidated financial statements contained elsewhere in this report. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 17, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Vice President of Finance and Administration (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

The unaudited condensed financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of September 30, 2022 and December 31, 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2022, we had unrestricted cash and cash equivalents of $25.4 million, and we have had recurring losses from operations and negative operating cash flows since inception.

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

The COVID-19 global pandemic remains volatile. The extent to which the pandemic may affect our clinical trials, business, financial condition and results of operations remains dependent on future developments, which are highly uncertain and cannot be predicted at this time, such as the evolution and spread of COVID-19 variants, the ultimate duration of the pandemic, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, the acceptability, safety and effectiveness of COVID-19 vaccines, and compliance with vaccine mandates. Future developments in these and other areas present material uncertainty and risk with respect to our clinical trials, business, financial condition and results of operations.

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

As of September 30, 2022, our accumulated deficit was $229.5 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we had losses from operations of $26.6 million and $23.8 million, respectively. Additional information regarding our results of operations may be found in our condensed consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this report.

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

On June 15, 2020, we entered into an agreement with the Medical Technology Enterprise Consortium (“MTEC Agreement”), pursuant to which we have started to receive a $15 million grant and have entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. We plan to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose-escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of September 30, 2022, we had cash and cash equivalents of $25.4 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates.

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

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that our product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the product. We do not know if or when we might receive regulatory approvals, including approval for an Investigational New Drug application (“IND application”), for any of our product candidates currently under development, other than for our product candidates AP-PA02 and AP-SA02, for which we received FDA clearance of our respective IND applications. Moreover, approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

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

We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). Under the 2021 Lease, together with the landlord, we are required to engage in significant construction activities prior to occupation of the leased premises, which began in 2022. While we are entitled to receive an allowance for tenant improvements of up to $7.3 million, we are required to expend our existing cash resources for construction costs in advance of the landlord reimbursing us for these costs and for all amounts above the agreed tenant improvement allowance. We are subject to potential construction delays and the resultant increased costs and risks, as well as uncertainties related to the contractors’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If the contractors or developer fails to perform, we may modify the construction contract or resort to legal action to compel performance. A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control, such as the supply chain delays. The landlord is also subject to uncertainties associated with obtaining permits for development, environmental and land use concerns of governmental entities. All the factors above could have a negative impact on our financial positions and development plans for our business.  Moreover, as we rarely engage in construction activities, substantial renovation and construction activities could require a significant amount of management’s time and attention, diverting the attention of our management from other strategic matters.

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

As of September 30, 2022, we had outstanding common warrants to purchase an aggregate of 20,549,338 shares of our common stock at a weighted-average exercise price of $3.71 per share. As of September 30, 2022, in-the-money warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 3,385,162 shares of our common stock at a weighted-average exercise price of $5.36 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We have set November 16, 2022 as the date for our 2022 annual meeting of stockholders (the “Annual Meeting”). Because the date of the Annual Meeting represents a change of more than 30 days from the anniversary of Armata’s 2021 annual meeting of stockholders, Armata has set new deadlines for (i) the receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, for inclusion in Armata’s proxy materials for the Annual Meeting (“Rule 14a-8 Deadline”) and (ii) receipt of stockholder proposals and director nominations submitted pursuant to Article II, Section 2.6 of Armata’s Amended and Restated Bylaws for consideration at the Annual Meeting (“Advance Notice Bylaws Provision Deadline”). The Rule 14a-8 Deadline is 5:00 p.m. (Eastern Time) on Friday, September 30, 2022, which Armata has determined to be a reasonable period of time before it expects to begin to print and send its proxy materials. The Advance Notice Bylaws Provision Deadline is 5:00 p.m. (Eastern Time) on Friday, September 30, 2022. Stockholder proposals and director nominations should be submitted in writing and must be received by the Corporate Secretary at Armata’s principal executive offices at Armata Pharmaceuticals, Inc., 4503 Glencoe Avenue, Marina Del Ray, California 90292, by the Rule 14a-8 Deadline or the Advance Notice Bylaws Provision Deadline, as applicable, in order to be considered timely.

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

ARMATA PHARMACEUTICALS, INC.

Date: November 9, 2022	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Erin Butler
Name: Erin Butler
Title: Vice President, Finance and Administration
(Principal Financial and Accounting Officer)