Form 10-K
period 2022-12-31
Armata Pharmaceuticals, Inc.
filed 2023-03-16
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2022 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $41.9 million.

As of March 13, 2023, 36,144,706 shares of the Registrant’s Common Stock were outstanding.

Document Incorporated by Reference

None.

ARMATA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans, including our clinical development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;

●	the potential future of antibiotic resistance;

●	our ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $16.3 million DoD grant;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs, which could be impacted by the ongoing COVID-19 pandemic;
●	the expected impact of ongoing COVID-19 pandemic on our operations and any statements of assumptions underlying any of the items mentioned; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I

Item 1.     BUSINESS

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics and are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing practice regulations compliant (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetcs (PK) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum and exposure achievement relatively consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

We are also developing and advancing a phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of complicated S. aureus bacteremia, AP-SA02. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (the “DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The grant is being used to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia. On November 17, 2021, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02. We plan to continue to advance the “diSArm” study provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial.

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, non-cystic fibrosis bronchiectasis (“NCFB”). The Company initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The "Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

On August 1, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, prosthetic joint infections (“PJI”). The Company plans to initiate a Phase 1b/2a trial in 2023, which will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

We are committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward the commercialization of alternatives to traditional antibiotics and provide a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

Recent Developments

2023 Credit Agreement

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva SO”), a wholly owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”), a principal stockholder of us. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock at a price per share equal to a 15.0% discount to the lowest price per share for our common stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of our common stock immediately prior to the consummation of a Qualified Financing event).The Credit Agreement also requires us to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement. After such registration statement has been declared effective by the U.S. Securities and Exchange Commission (the “SEC”), any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of our common stock at a price per share equal to the greater of book value or market value per share of our common stock on the date immediately preceding the effective date of the Credit Agreement, which is $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

PJI IND Approval

On August 1, 2022, we announced that the FDA has cleared Armata's IND application for AP-SA02, in a second indication, PJI. The Company plans to initiate a Phase 1b/2 trial in PJI in 2023.

NCFB IND Approval

On February 22, 2022, we announced that the FDA has cleared Armata's IND application to initiate a clinical trial of AP-PA02 in a second indication, NCFB. We initiated a Phase 2 trial in NCFB in 2022 and announced first patient dosing in the first quarter of 2023.

February 2022 Private Placement

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva SO, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"), a principal stockholder of us.

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

Executive Transition

On June 30, 2022, Steve R. Martin retired as our Chief Financial Officer and Senior Vice President (and Principal Financial and Accounting Officer). Mr. Martin agreed to continue his employment with us as an advisor to his successor in the Principal Financial and Accounting Officer role from July 1, 2022 through December 31, 2022.

      On March 25, 2022, the Company’s board of directors (the “Board of Directors”) appointed Erin Butler to serve as (i) Vice President of Finance and Administration of the Company, effective April 1, 2022, and (ii) Principal Financial and Accounting Officer of the Company, effective July 1, 2022.

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

Strategy

Our strategy is to demonstrate the safety, tolerability and efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in multiple indications of high unmet medical need, including bacterial infections caused by multidrug-resistant and difficult-to-treat pathogens. Our fully integrated product development capabilities from bench to clinic enable the discovery of optimal product candidates, efficient process development and manufacturing, and rigorous clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management. We intend to:

●	Advance clinical trials of AP-PA02 in patients with CF and chronic pulmonary P. aeruginosa infections.
●	Develop bacteriophage therapeutics, including AP-PA02 and AP-PA03, for the treatment of other antibiotic-resistant and difficult-to-treat P. aeruginosa infections such as NCFB and hospitalized pneumonia.
●	Initiate and advance clinical trials of AP-SA02 in patients with S. aureus bacteremia.
●	Develop AP-SA02 for the treatment of other antibiotic-resistant and difficult-to-treat S. aureus infections such as PJI.

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

The number of new antibiotics approved by the FDA, and other global regulatory authorities has declined consistently over the last two decades. According to a March 2021 report from PEW Charitable Trusts, only 43 new antibiotics (all small molecules that act systemically) with the potential to treat serious or life-threatening bacterial infections are in global clinical development. This is compared with more than 1,100 new product candidates in the drug pipeline for cancer. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We, therefore, believe there is a need for new approaches to treat serious and life-threatening bacterial infections.

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

Non-Cystic Fibrosis Bronchiectasis

NCFB is a chronic respiratory disease affecting more than 100,000 people in the United States and 200,000 people in Europe, characterized by recurrent respiratory infections that lead to a vicious cycle of impaired mucociliary clearance, chronic infection, bronchial inflammation, and progressive lung function loss. P. aeruginosa is the most prevalent pathogen responsible for these recurrent infections. It is found in approximately 30% of cases and is associated with enhanced disease progression, including poorer lung function and lower quality of life, more frequent exacerbations, 7-fold increase in hospitalizations, and 3-fold increase in death. NCFB patients frequently become chronically colonized with multidrug-resistant strains of P. aeruginosa because of the need for repeated courses of antibiotic treatment. There are currently no approved inhaled antibiotics for the treatment of NCFB patients with chronic P. aeruginosa respiratory infections.

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

Platform Technologies

Synthetic Phage Platform

Phages, natural predators of bacteria, have been in an uninterrupted battle for millions of years – evolving to kill or evade. These powerful natural phages can be purposely engineered to be more efficient killers. The use of synthetic biology tools enables us to precisely engineer natural phages in ways that further improve their pharmacological properties and antimicrobial activity. Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

Phage Discovery and Phenotyping:

Development of synthetic phage products that target a specific pathogen begins with the isolation of powerful natural phages from environmental and clinical samples. Our large library of multidrug-resistant pathogens and microbiome targets aids in the identification of the optimal phage candidates for downstream engineering.

Bioinformatics Powers Engineering: We employ next-generation sequencing, proprietary sequencing databases and software, bioinformatics, and comparative genomics, for the analyses of our phages.

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

Clinical Development of AP-PA02 in Cystic Fibrosis

AP-PA02 product candidate is currently in clinical development. On October 14, 2020, Armata received approval for the study to proceed from the FDA for its IND to initiate the “SWARM-P.a.” study – a Phase 1b/2a, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety, tolerability and phage recovery profile of AP-PA02 administered by inhalation in subjects with cystic fibrosis and chronic pulmonary Pseudomonas aeruginosa infection. Primary Endpoints (SAD and MAD) will include incidence and severity of treatment-emergent, adverse events. Secondary Endpoints (MAD) will include changes in P. aeruginosa colony-forming units (“CFU”). We will look at clinical parameters as a part of exploratory endpoints for the SAD and MAD cohorts. The enhanced five-phage AP-PA02 cocktail (described above) was advanced through manufacturing and regulatory review for introduction into the MAD component of the SWARM-P.a. study. The SWARM-P.a. study is supported by the CFF, which in March 2020 granted us a Therapeutics Development Award of up to $5.0 million.

In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetcs (PK) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum and exposure achievement relatively consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing.

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

Exploring Additional Clinical Indications for Our P. aeruginosa Phage Product Candidates

Screening P. aeruginosa isolates from people diagnosed with NCFB revealed that the five-phage AP-PA02 cocktail offers broad coverage and robust potency in this indication as well. On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, NCFB. The Company initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The "Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

Conversely and representing the different physiology of acute pneumonia lung infections as compared to chronic CF and NCFB respiratory infections, a novel cocktail is in development for the clinical indication of acute hospitalized pneumonia. We have deployed our extensive clinical isolate collection and phage library to identify a candidate phage cocktail, AP-PA03.

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

Clinical Development of AP-SA02 in Bacteremia

On November 17, 2021, Armata received approval for the study to proceed from the FDA for its IND to initiate the “diSArm” study – a Phase 1b/2a, randomized, double‐blind, placebo‐controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP‐SA02 as an adjunct to best available antibiotic therapy compared to best available antibiotic therapy alone for the treatment of adults with bacteremia due to Staphylococcus aureus. The objectives of this study are to: (i) demonstrate safety and tolerability of multiple different dose levels of AP-SA02; (ii) evaluate optimal dosing through safety, pharmacokinetics and microbial efficacy; and (iii) explore efficacy through evaluation of key meaningful endpoints. The study will be conducted at sites in the United States and also at sites abroad.

The Phase 1b/2a study will be partially funded by a $15.0 million award from the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024.

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

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as PJI, for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in this indication, particularly PJIs caused by methicillin-resistant S. aureus (“MRSA”). On August 1, 2022, we announced that we had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI. We plan to initiate a Phase 1b/2a trial in 2023, which will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

Discovery Research

In addition to developing our more advanced pipeline programs described above, we continue phage discovery efforts by screening other interesting bacterial targets against our phage library in order to further expand our pipeline. Klebsiella pneumoniae phage, for example, is a potentially important addition to treatment options for serious lung infections.

Furthermore, our team of microbiologists and synthetic biologists hunt for natural phages and evaluate the suitability of these natural phages for engineering using our synthetic phage platform. These powerful natural phages can be purposely engineered to be more efficient killers. The use of synthetic biology tools enables us to precisely engineer natural phages in ways that further improve their pharmacological properties and antimicrobial activity. Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and importantly, biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

Manufacturing

We produce clinical quantities of each of our bacteriophage product candidates at our cGMP-compliant manufacturing facility in Marina del Rey, California. This facility, which serves as our headquarters, has approximately 35,500 square feet of laboratory and office space, including 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of each of our product candidates and to perform in-house Quality Control testing. We operate in-house process development activities through to the production, purification, formulation, and release of our therapeutic phage cocktails for use in human clinical trials. Our facility is licensed by the California Department of Public Health (“CDPH”) for drug manufacturing and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. The facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations. Our facility is staffed with an independent Quality Unit and Manufacturing and Facilities personnel trained under cGMPs.

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

Bacteriophage Patent Portfolio

As of December 31, 2022, we owned or had exclusive license rights to a total of 144 patents and applications: 12 U.S. patents, 9 U.S. patent applications, 69 foreign patents, and 54 foreign patent applications, with nominal expiration on various dates between 2024 and 2041. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

Material Agreements

Strategic Alliances and Research Agreements

MTEC Grant

On June 15, 2020, we entered into a Research Project Award agreement (the “MTEC Agreement”) with MTEC, pursuant to which we will receive a $15.0 million grant and entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. We plan to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose-escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to us through a cost reimbursable model, based on agreed-upon cost-share percentages, and the grant money received is not refundable to MTEC.

Upon license or commercialization of intellectual property developed with the funding from the MTEC Agreement, additional fees will be due to MTEC.  We will elect whether to (a) pay a fixed royalty amount, which is subject to a cap based upon total funding received, or (b) pay an additional assessment fee, which would also be subject to a cap based upon a percentage of total funding received.

The MTEC Agreement will be effective through October 30, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from either party. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by Armata.

CFF Therapeutics Development Award

On March 13, 2020, we entered into an award agreement (the “Award Agreement”) with the CFF, pursuant to which we received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of our Phase 1b/2a clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with CF.

The first payment under the AwardAgreement, in the amount of $1.0 million, became due upon signing the Award Agreement and was received in April 2020. The remainder of the award will be paid to us incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Award Agreement.

If we cease to use commercially reasonable efforts directed to the development of AP-PA02, or any other Product (as defined in the Award Agreement), for a period of 360 days (an “Interruption”) and fail to resume the development of the Product after receiving from CFF notice of an Interruption, then we must either repay the amount of the Award actually received by the Company, plus interest, or grant to CFF (1) an exclusive (even as to Armata), worldwide, perpetual, sublicensable license under technology developed under the Award Agreement that covers the Product for use in treating infections in CF patients (the “CF Field”), and (2) a non-exclusive, worldwide, perpetual, sublicensable license under certain background intellectual property covering the Product, to the extent necessary to commercialize the Product in the CF Field.

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

 The term of the Award Agreement commenced on March 10, 2020 and expires on the earlier of the date on which we have paid CFF all of the fixed royalty payments set forth therein, the effective date of any license granted to CFF following an Interruption, or upon earlier termination of the Award Agreement. Either CFF or Armata may terminate the Award Agreement for cause, which includes our material failure to achieve certain development milestones. Our payment obligations survive the termination of the Award Agreement.

License Agreements

Amended and Restated Research Collaboration and Option to License Agreement with Merck

Pursuant to the terms of the Amended and Restated Research and Option to License Agreement (the “Research and Option Agreement”), entered into by and between us and Merck Sharp & Dohme Corp. (“Merck”), we are engaged in generating broad host range synthetic bacteriophage candidate(s) targeting an undisclosed infectious disease agent(s), pursuant to the criteria set forth in the research plan.

We granted to Merck an exclusive, worldwide license in our patent rights, and our interest in any joint patent rights, with the right to grant and authorize sublicenses, for any and all uses of any product candidates, or products, developed through the research plans set forth in the Research and Option Agreement in a specific field of use. Further, in exchange for milestone payments associated with product development and regulatory achievements and royalty payments based on net sales of products developed, we granted to Merck an exclusive, worldwide license, with the right to grant and authorize sublicenses, in our background intellectual property and know-how, solely to make, have made, use, import, offer to sell and sell (but not genetically modify) the product candidates, or products, developed through the research plans set forth in the Research and Option Agreement in the specific field of use.

On December 14, 2022, Armata received a notice of termination for the Research and Option Agreement, which will be effective in March 14, 2023, in accordance with Section 8.2.1 of the Research and Option Agreement which calls for termination effective 90 days after receipt of written notice to terminate.

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

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility, which is planned to be completed in the second half of 2023. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

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
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Affordable Care Act (the “ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

U.S. Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the Centers for Medicare and Medicaid (“CMM”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

In the European Union, Regulation (EC) 469/2009 institutes a SPC. An SPC is an extension of the term of a patent that compensates for the patent protection lost because of the legal requirements to conduct safety and efficacy tests and to obtain a marketing authorization before placing a medicinal product on the market. An SPC may be applied for any active substance that is protected by a “basic patent” (a patent chosen by the patent holder, which can be a product, process or application patent) and has not been placed on the market as a medicinal product before having obtained a marketing authorization in accordance with European Union pharmaceutical law. The term of the SPC is maximum five years, and the combined patent and SPC protection may not exceed fifteen years from the date of the first marketing authorization in the European Economic Area (“EEA”). SPC rights are restricted by both the basic patent and the marketing authorization, i.e., the SPC grants the same rights as those conferred by the basic patent but limited to the active substance covered by the marketing authorization (and any use as medicinal product approved afterwards).

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

Employees and Human Capital

As of March 1, 2023, we had 72 full-time employees and 3 part-time employees. Of the 72 full-time employees, 64 were engaged in research and development activities and 8 employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

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

Health, Safety and Well-Being

Protecting the health, safety and well-being of colleagues and , all of whom are essential to delivering our business objectives, is an integral part of how we operate. In response to the COVID-19 pandemic in 2020, we instituted a remote work protocol to help ensure the safety of our employees, our community, and to adhere to federal, state, and local requirements and the CDC recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We did not implement any furlough, layoff, or salary reductions during this time. In 2022, we continued to carry out our COVID-19 pandemic preparedness and response procedures to help ensure on-site workers at all of our locations remained safe and healthy. These precautions have been instrumental in protecting our workforce and helping ensure continued development of our pipeline. We continue to evaluate our pandemic preparedness and response procedures and the advisability of continuing operations based on federal, state and local guidance, evolving data concerning the pandemic and the best interests of our employees, third parties with whom we collaborate, and our stockholders.

Compensation and Benefits

Our commitment to pay equity for all colleagues is rooted in our core values and our intention is to continue to build a diverse and inclusive workforce. We are committed to equitable pay practices for employees based on role, education, experience, performance, and location and Armata conducts pay equity reviews on an annual basis. We believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain qualified personnel. In addition to cash compensation, we provide equity compensation, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. We also have a defined contribution plan in the United States, enabling eligible employees to contribute a portion of their salaries and bonuses to the plans, and beginning in 2023 we will match, in cash, a portion of the employee contributions.

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

Our corporate headquarters are located in Marina del Rey, California, with an address of 4503 Glencoe Avenue, Marnia del Rey, CA 90292, and our telephone number is +1 (310) 665-2928. We maintain a website at https://www.armatapharma.com, to which we regularly post copies of our press releases as well as additional information about us. We have included our website address in this annual report soley as an inactive textual reference.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings in evaluating our business. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. The following discussion of risk factors contains forward-looking statements, as discussed in the Special Note Regarding Forward-Looking Statements section in this Annual Report.

Summary of Risk Factors

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations;
●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable;
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our Board of Directors;
●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;

●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;
●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	Any deficiencies or failures in our ability to successfully transfer our manufacturing processes to our new manufacturing facility located in Los Angeles, and abide by cGMP regulations with respect to the new facility could lead to a material adverse impact on our business, results of operations, financial conditions, and prospects;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs;
●	We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates;
●	We must manage a geographically dispersed organization;
●	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;
●	We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture our product candidates in a timely manner, which could have an adverse impact on our results of operations and may delay development and commercialization of our product candidates;
●	We are dependent on patents, trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;
●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;

●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile;
●	Conversion of our convertible notes will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of our common stock; and
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The audited consolidated financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2022 and December 31, 2021 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2022, we had unrestricted cash and cash equivalents of $14.9 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

During 2021, we entered into a securities purchase agreement in connection with certain private placements. See Note 2 to consolidated financial statements contained in this report for a description of the 2021 private placements.

On October 28, 2021, we completed a private placement (the “October 2021 Private Placement”) transaction in which we sold to CFF and Innoviva SO (a wholly owned subsidiary of Innoviva, Inc., a principal stockholder of us) a total of 2,121,213 shares of our newly issued shares of common stock, par value $0.01 per share, for aggregate gross proceeds of approximately $7.0 million, before deducting transaction expenses.

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

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva SO. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

While we believe that our existing resources will be sufficient to fund our planned operations into the third quarter of 2023, we cannot provide assurances that our estimates are accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Developing drugs and conducting clinical trials is expensive. Our future funding requirements will depend on many factors, including:

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

Any significant outbreak of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic and the related responses from government authorities, our operations, strategy, and financial performance have been affected in a number of ways, and may be further adversely impacted by a variety of factors, including, but not limited to, the following:

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

●	delays or disruptions in preclinical experiments and IND-enabling studies due to restrictions of on-site staff and unforeseen circumstances at contract research organizations, or CROs, and vendors;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agency;

●	a slow down or stoppage in the supply chain of our raw materials, components, equipment and distribution services used to manufacture our products and deliver to clinical investigator sites;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

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

As the COVID-19 pandemic reaches an endemic state, the extent to which it may affect our clinical trials, business operations, financial condition and results of operations remains dependent on future developments, which are highly uncertain and cannot be predicted at this time. Although COVID-19 infection rates and severity have decreased recently, the occurrence, spread, severity and duration of any new outbreaks or resurgences, including the emergence and spread of new variants of COVID-19, actions taken to contain the resurgences or variants, and economic repercussions of the virus remain uncertain. We continue to evaluate the nature and extent to which COVID-19 may impact our business and operations.

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

As of December 31, 2022, our accumulated deficit was $239.8 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2022 and the year ended December 31, 2021, we had losses from operations of $36.9 million and $23.8 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this Annual Report.

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

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our Board of Directors.

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

On June 15, 2020, we entered into an agreement with the Medical Technology Enterprise Consortium (“MTEC Agreement”), pursuant to which we have started to receive a $15 million grant and have entered into a three-year program administered by the DoD through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. We plan to use the grant to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose-escalation clinical study of Armata’s therapeutic phage-based candidate, AP-SA02, for the treatment of S. aureus bacteremia.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of December 31, 2022, we had cash and cash equivalents of $14.9 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates. We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these deposityory institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

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

Any deficiencies or failures in our ability to successfully transfer our manufacturing processes to our new manufacturing facility located in Los Angeles, and abide by cGMP regulations with respect to the new facility could lead to a material adverse impact on our business, results of operations, financial conditions, and prospects.

In October 2021, we entered into a lease for office and research and development space under a lease in Los Angeles, CA (the “2021 Lease”), which also includes a new manufacturing facility. Our new manufacturing facility will require satisfactory cGMP inspections for the manufacture of our product candidates as we transfer our manufacturing processes to the new facility. The new facility will be subject to ongoing periodic inspection by the FDA for compliance with cGMP regulations. Compliance with these regulations and standards is complex and costly, and there can be no assurance that we will be able to comply. Any failure to comply with applicable regulations could result in sanctions being imposed (including fines, injunctions, and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecution. If we cannot successfully produce material that conforms to our specifications and cGMP requirements of any applicable regulatory agency, we may not be able to secure or maintain approval for our new manufacturing facility.

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

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Innoviva, our principal stockholder, beneficially owns greater than 50% of our outstanding shares of common stock, which will cause us to be deemed a “controlled company” under the rules of NYSE. In addition, Innoviva’s interests in our business may be different than our other stockholders.

Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva owned approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 80.1% of our issued and outstanding shares of common stock. As a result, Innoviva owns more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the board of directors consist of independent directors;

•	the board of directors maintain a nominating and corporate governance comprised solely of independent directors and with a written charter addressing the committee’s purpose and responsibilities; and

•	the board of directors maintain a compensation committee comprised solely of independent directors and with a written charter addressing the committee’s purpose and responsibilities.

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

On May 9, 2019, our predecessor company, C3J Therapeutics, Inc. (“C3J”) completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”).

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

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $145 million.

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

We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture our product candidates in a timely manner, which could have an adverse impact on our results of operations and may delay development and commercialization of our product candidates.

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

Central provisions of The Leahy-Smith America Invents Act, or the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (“IPR”), and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the U.S. PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within six months of the issuance of the challenged patent, a third party can petition the U.S. PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

       Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva owned approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 80.1% of our issued and outstanding shares of common stock.  In addition, on January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. The Loan is mandatorily convertible into our common stock upon a qualified financing event, as defined in the Credit Agreement. The Loan is also convertible into our common stock at any time prior to maturity at the option of Innoviva at a specified conversion price. Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of December 31, 2022, we had outstanding common warrants to purchase an aggregate of 20,549,338 shares of our common stock at a weighted-average exercise price of $3.71 per share. As of December 31, 2022, warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 3,352,803 shares of our common stock at a weighted-average exercise price of $5.32 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders, or may otherwise depress the market price of our common stock.

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva SO, a wholly owned subsidiary of Innoviva, Inc., a principal stockholder of us, pursuant to which Innoviva provided us with the Loan described in more detail above. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock at a price per share equal to a 15.0% discount to the lowest price per share for our common stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of our common stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also requires us to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement. After the such registration tatement has been declared effective by the SEC, any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of our common stock at a price per share equal to the greater of book value or market value per share of our common stock on the date immediately preceding the effective date of the Credit Agreement, which is $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The conversion of some or all of the Loan will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the anticipated conversion of the Loan into shares of our common stock could depress the market price of our common stock.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

Our corporate headquarters are located in Marina del Rey, California, with an address of 4503 Glencoe Avenue, Marina del Rey, CA 90292, where we currently lease 35,500 square feet of laboratory and office space. The lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space dedicated to phage product development. The facility includes approximately 3,000 square feet of cGMP laboratory space, designed to produce clinical quantities of our phage product candidates for human trials and to perform in-house Quality Control (“QC”) testing.

On October 28, 2021, we entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while we and the lessor complete planned tenant improvements to the facility, expected to be completed in the second half of 2023. Base monthly rent will be approximately $0.25 million in 2024. We are entitled to receive an allowance for tenant improvements of up to $7.3 million.

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

Holders of Common Stock

As of March 13, 2023, there were 90 holders of record of our common stock. As of such date, there were 36,144,706 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

2021 Private Placements

On October 28, 2021, we entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, our partner for the lead Phase 1b/2a clinical development program, and Innoviva Strategic Opportunities LLC (“Innoviva SO”), a wholly-owned subsidiary of Innoviva, Inc. (collectively, “Innoviva”), for the private placement (the “October 2021 Private Placement”) of newly issued shares of our common stock. Pursuant to the October 2021 Securities Purchase Agreement, we issued and sold 909,091 shares to CFF and 1,212,122 shares to Innoviva, each at a per share price of $3.30. We received aggregate gross proceeds from the October 2021 Private Placements of approximately $7.0 million, before deducting transaction expenses.

On January 26, 2021, we entered into a securities purchase agreement (the “January 2021 Securities Purchase Agreement”) with Innoviva SO, pursuant to which we agreed to issue and sell to Innoviva SO, in a private placement (the “January 2021 Private Placement”), 6,153,847 newly issued shares of our common stock and warrants to purchase 6,153,847 shares of common stock, with an exercise price per share of $3.25. Each share of common stock was sold together with one common warrant granting the warrant holder the right to purchase an additional share of common stock at $3.25 per share.

See the section entitled “Business—Recent Developments” for a description of the October 2021 and January 2021 Private Placement, which is incorporated by reference herein.

We have relied on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the October 2021 and January 2021 Private Placements.

2022 Private Placements

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva, our largest stockholder. The gross proceeds from the transaction amounted to $45 million, before deducting estimated offering expenses.

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

As part of the First Closing, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Innoviva. Pursuant to the Registration Rights Agreement, we were oblicated to a registration statement on Form S-1 or Form S-3 (the “Shelf Registration Statement”) covering the resale of the securities issued and sold pursuant to the securities purchase agreement with the U.S. Securities and Exchange Commission (the “SEC”). We filed the Shelf Registration Statement on May 16, 2022 and it was declared effective by the SEC on May 31, 2022.

We also entered into an amended and restated voting agreement with Innoviva, (the “Voting Agreement”), which amended and restated in its entirety that certain Voting Agreement dated January 26, 2021, as amended and restated as of October 28, 2021, pursuant to which Innoviva and its affiliates agreed not to vote or take any action by written consent with respect to shares of our common stock held by Innoviva or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock voting with respect to certain matters (such shares, the “Excess Shares”) related to the election of directors to the Board of Directors, removal of directors from the Board of Directors or amendment of our bylaws to reduce the maximum number of directors or set the number of directors who may serve on the Board of Directors (“Board Matters”) presented at any meeting of the stockholders (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board of Directors authorizes Innoviva or its affiliates to vote such Excess Shares with respect to Board Matters.

Item 6.    [Reserved]

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

Statements contained in this Annual Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the thrid quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics and are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific current good manufacturing price regulations compliant (“cGMP”) manufacturing capabilities to advance a broad pipeline of high-quality bacteriophage product candidates.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the FDA for our IND application for AP-PA02. In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetcs (PK) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum and exposure achievement relatively consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia, AP-SA02. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense (the “DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. We expect to use the grant to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia. On November 17, 2021, Armata announced that it had received from the FDA the approval to proceed for our Investigational New Drug application for AP-SA02. We plan to continue to advance the “diSArm” study provided that the impacts of COVID-19 do not impede our ability to enroll subjects in this clinical trial.

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, NCFB. The Company initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The "Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

On August 1, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI. The Company plans to initiate a Phase 1b/2a trial in 2023, which will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2022, we had an accumulated deficit of $239.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Impact of COVID-19

The healthcare challenge and other impacts surrounding the COVID-19 pandemic that emerged in late 2019 have presented significant business uncertainty and had a dramatic impact on businesses globally, including ours. As the COVID-19 pandemic reaches an endemic state, the extent to which it may affect our clinical trials, business operations, financial condition and results of operations remains dependent on future developments, which are highly uncertain and cannot be predicted at this time. Although COVID-19 infection rates and severity have decreased recently, the occurrence, spread, severity and duration of any new outbreaks or resurgences, including the emergence and spread of new variants of COVID-19, actions taken to contain the resurgences or variants, and economic repercussions of the virus remain uncertain. We continue to evaluate the nature and extent to which COVID-19 may impact our business and operations.

Recent Events

2023 Credit Agreement

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva SO”), a wholly owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”), a principal stockholder of us. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock, at a price per share equal to a 15.0% discount to the lowest price per share for our common stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of our common stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also requires us to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement. After the Registration Statement has been declared effective by the U.S. Securities and Exchange Commission, any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of our common stock at a price per share equal to the greater of book value or market value per share of common stock on the date immediately preceding the effective date of the Credit Agreement, which is $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

PJI IND Approval

On August 1, 2022, we announced that the FDA has cleared Armata’s IND application for AP-SA02, in a second indication, PJI. The Company plans to initiate a Phase 1b/2 trial in PJI in 2023.

NCFB IND Approval

On February 22, 2022, we announced that the FDA has cleared Armata’s IND application to initiate a clinical trial of its optimized lead therapeutic candidate, AP-PA02, in a second indication, NCFB. We initiated a Phase 2 trial in NCFB in 2022 and announced first patient dosing in the first quarter of 2023.

February 2022 Private Placement

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva SO, a wholly‐owned subsidiary of Innoviva, Inc., a principal stockholder of us.

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

Selected Financial Data

The selected consolidated financial data set forth below as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the year ended December 31,
	2022	2021
Statement of Operations Data:
Grant revenue	$5,508,000	$4,474,000
Loss from operations	$(36,946,000)	$(23,822,000)
Net loss	$(36,917,000)	$(23,155,000)
Net loss per share, basic and diluted	$(1.08)	$(0.96)
Shares used in computing net loss per share, basic and diluted	34,294,124	24,104,146

	As of December 31,
	2022	2021
Balance Sheet Data:
Cash and cash equivalents	$14,852,000	$10,288,000
Working capital	$2,174,000	$10,181,000
Total assets	$95,834,000	$69,768,000
Total liabilities	$59,754,000	$44,371,000
Accumulated deficit	$(239,774,000)	$(202,857,000)
Total stockholders’ equity	$36,080,000	$25,397,000

Results of Operations

Comparison of year ended December 31, 2022 and 2021

Grant Revenue

We recognized $5.5 million and $4.5 million of grant revenue during the year ended December 31, 2022 and 2021, respectively, which represents the MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia infections.

Research and Development

Research and development expenses for the year ended December 31, 2022 and 2021 were $35.0 million and $20.0 million, respectively. The net increase of $15.0 million was primarily related to an increase of $7.6 million related to increased clinical trial activities and laboratory supplies expenses, $1.8 million in personnel costs, and $3.2 million in lease expenses, and a $2.2 million reduction in credits to research and development expenses related to CFF awards and Australian tax credits.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 were $7.4 million compared with $8.3 million for the same period in 2021. The net decrease of $0.9 million was primarily related to a decrease of $1.2 million of salary and personnel related expenses, offset by an increase of $0.4 million of lease expenses.

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

Other Income (Expense)

For the year ended December 31, 2022 and 2021, we recorded noncash interest expense of $0 and $0.1 million, respectively, as a result of interest accretion on the time-based cash payments due in connection with the asset acquisition transaction with Synthetic Genomics, Inc. (“SGI”).

Income Taxes

There was no income tax expense or benefit for the year ended December 31, 2022 or December 31, 2021.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $32.5 million, as compared to $23.6 million for the year ended December 31, 2021. The increase of $8.9 million was due to a $13.8 million increase in net loss, $1.2 million net increase in non-cash adjustments to cash used in operating activities, offset by a $3.7 million net decrease in operating assets and liabilities.

Investing Activities

Net cash used in investing activities of $2.2 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, was related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $44.0 million for the year ended December 31, 2022, which was comprised of $44.4 million of net proceeds raised from the February 2022 private placement transactions with Innoviva, $0.1 million of proceeds for exercise of stock options, and a payment of $0.5 million for offering costs associated with a planned equity issuance in 2023.

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

On January 26, 2021 and October 28, 2021, we entered into a securities purchase agreement in connection with the January and October 2021 Private Placements. On February 9, 2022, we entered into a securities purchase agreement in connection with the February 2022 Private Placement.

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva SO, a wholly owned subsidiary of Innoviva, Inc., a principal stockholder of us. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock at a price per share equal to a 15.0% discount to the lowest price per share for our common stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of our common stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also requires us to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement. After the Registration Statement has been declared effective by the SEC, any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of our common stock at a price per share equal to the greater of book value or market value per share of our common stock on the date immediately preceding the effective date of the Credit Agreement, which is $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

See the section entitled “Business—Recent Developments” for a description of the 2021 and 2022 Private Placements, which is incorporated herein by reference.

Management believes our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2023, but not one year from the issuance of the 2022 financial statements. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

In light of recent bank failures, the Company decided to move cash and cash equivalents previously held at regional banks to larger financial institutions. We do not anticipate any material impact on our financial condition or operations as a result of the recent bank failures.

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

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this Annual Report.

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2022 and December 31, 2021, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2022 and 2021, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2022 using the qualitative method and determined that no impairment existed.

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

Leases

We determine if an arrangement contains a lease at inception. We currently only have operating leases. We recognize a right-of-use operating lease asset and associated short- and long-term operating lease liability on the consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments, including noncash lease payments, we will pay over the lease term. We determine the lease term at the inception of each lease, which includes renewal options only if we conclude that such options are reasonably certain to be exercised.

As our leases do not provide an interest rate implicit in the lease,we use our incremental borrowing rate, based on the information available on the date of adoption of Topic 842, Leases, as of the lease inception date or at the date of remeasurement in determining the present value of future payments. We recognize rent expense for the minimum lease payments on a straight-line basis over the expected term of the leases. We recognize period expenses, such as common area maintenance expenses, in the period such expenses are incurred.

Stock-Based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on an accelerated attribution method over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC’s Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, we elect, on a grant by grant basis, to use the expected term or the contractual term of the option award. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses and related research and development costs
Description of the Matter

During 2022, the Company incurred $35.0 million for research and development costs and as of December 31, 2022, the Company recorded $2.7 million for accrued clinical trial expenses. As described in Note 3 of the consolidated financial statements, the Company records accruals for estimated ongoing research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. The Company accrues for the estimated ongoing clinical trial site costs based on patient enrollment and progress of the trial.

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

San Diego, California

March 16, 2023

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$14,852,000	$10,288,000
Awards receivable	1,936,000	2,989,000
Prepaid expenses and other current assets	10,259,000	1,718,000
Total current assets	27,047,000	14,995,000
Restricted cash	5,960,000	1,200,000
Property and equipment, net	3,617,000	2,220,000
Operating lease right-of-use asset	43,035,000	35,852,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	2,429,000	1,755,000
Total assets	$95,834,000	$69,768,000

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$6,034,000	$2,270,000
Accrued compensation	1,828,000	1,035,000
Current portion of operating lease liabilities	17,011,000	1,509,000
Total current liabilities	24,873,000	4,814,000
Operating lease liabilities, net of current portion	31,804,000	36,480,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	59,754,000	44,371,000

Stockholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,144,706 and 27,112,299 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	361,000	271,000
Additional paid-in capital	275,493,000	227,983,000
Accumulated deficit	(239,774,000)	(202,857,000)
Total stockholders’ equity	36,080,000	25,397,000
Total liabilities and stockholders’ equity	$95,834,000	$69,768,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021

Grant revenue	$5,508,000	$4,474,000
Operating expenses
Research and development	35,017,000	20,015,000
General and administrative	7,437,000	8,281,000
Total operating expenses	42,454,000	28,296,000
Loss from operations	(36,946,000)	(23,822,000)
Other income (expense)
Gain upon extinguishment of Paycheck Protection Program loan	—	726,000
Interest income	29,000	5,000
Interest expense	—	(64,000)
Total other income (expense), net	29,000	667,000
Net loss	$(36,917,000)	$(23,155,000)
Per share information:
Net loss per share, basic and diluted	$(1.08)	$(0.96)
Weighted average shares outstanding, basic and diluted	34,294,124	24,104,146

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	18,688,461	$187,000	$198,372,000	$(179,702,000)	$18,857,000
Sale of common stock, net of issuance costs	8,275,060	83,000	26,223,000	—	26,306,000
Exercises of warrants	52,000	1,000	290,000	—	291,000
Return of restricted stock awards for tax withholdings	(25,424)	—	(106,000)	—	(106,000)
Forfeiture of restricted stock awards	(1,047)	—	—	—	—
Exercise of stock options	99,517	—	322,000	—	322,000
Issuance of inducement stock awards	23,732	—	—	—	—
Stock-based compensation	—	—	2,882,000	—	2,882,000
Net loss	—	—	—	(23,155,000)	(23,155,000)
Balances, December 31, 2021	27,112,299	$271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,301,000	—	44,391,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Forfeiture of restricted stock awards	(369)	—	—	—	—
Exercise of stock options	38,287	—	125,000	—	125,000
Stock-based compensation	—	—	3,105,000	—	3,105,000
Net loss	—	—	—	(36,917,000)	(36,917,000)
Balances, December 31, 2022	36,144,706	$361,000	$275,493,000	$(239,774,000)	$36,080,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021

Operating activities:
Net loss	$(36,917,000)	$(23,155,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	892,000	1,169,000
Gain upon extinguishment of Paycheck Protection Program loan	—	(722,000)
Stock-based compensation	3,105,000	2,882,000
Non-cash interest expense	—	60,000
Payment of accreted interest for deferred consideration for asset acquisition	—	(586,000)
Changes in operating assets and liabilities:
Awards receivable	1,053,000	(2,428,000)
Accounts payable and accrued liabilities	3,665,000	184,000
Accrued compensation	793,000	472,000
Operating lease right-of-use asset and liability, net	3,643,000	499,000
Prepaid expenses and other current assets	(8,715,000)	(1,950,000)
Net cash used in operating activities	(32,481,000)	(23,575,000)
Investing activities:
Purchases of property and equipment	(2,211,000)	(1,304,000)
Net cash used in investing activities	(2,211,000)	(1,304,000)
Financing activities:
Principal payment of deferred consideration for asset acquisition	—	(1,414,000)
Payment of deferred offering costs	(500,000)	—
Proceeds from sale of common stock, net of offering costs	44,391,000	26,319,000
Proceeds from exercise of warrants and stock options	125,000	613,000
Net cash provided by financing activities	44,016,000	25,518,000
Net increase in cash, cash equivalents and restricted cash	9,324,000	639,000
Cash, cash equivalents and restricted cash, beginning of period	11,488,000	10,849,000
Cash, cash equivalents and restricted cash, end of period	$20,812,000	$11,488,000
Supplemental disclosure of cash flow information:
ROU asset obtained by assuming operating lease liabilities	$8,669,000	$26,056,000
Paycheck Protection Program loan forgiveness	$—	$722,000
Unpaid offering costs	$—	$13,000
Property and equipment included in accounts payable	$78,000	$38,000

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$14,852,000	$10,288,000
Restricted cash	5,960,000	1,200,000
Cash, cash equivalents and restricted cash	$20,812,000	$11,488,000

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”, and together with its subsidiaries, is referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of precisely targeted bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. On May 9, 2019, the Company’s predecessor, C3J Therapeutics, Inc. (“C3J”) completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). Immediately prior to the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP”.

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

On January 10, 2023, the Company entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, "Innoviva"), a principal stockholder of the Company. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Credit Agreement provides that if a Qualified Financing (as defined in the Credit Agreement) occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also requires the Company to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement. After the Registration Statement has been declared effective by the U.S. Securities and Exchange Commission, any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Credit Agreement, which is $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

On February 9, 2022, the Company entered into a securities purchase agreement (“February 2022 Securities Purchase Agreement”) to sell its common stock and warrants to Innoviva. The gross proceeds to the Company from the transaction were $45 million.

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

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded through December 31, 2022 or 2021.

In-Process Research and Development (“IPR&D”) and Acquired IPR&D

IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized in-process bacteriophage development programs for S. aureus infections that the Company acquired through a business combination. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

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

During the fourth quarter ended December 31, 2022, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset. The Company also performed a quantitative analysis for impairment analysis and based on this analysis, the fair value of this bacteriophage program was greater than its carrying value as of December 31, 2022. Consequently, no impairment was noted for the IPR&D asset.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired in an acquisition. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. There was no impairment of goodwill during the year ended December 31, 2022 or 2021.

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

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

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

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligations. At contract inception, the Company assesses the goods or services agreed upon within each contract and assess whether each good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. During the years ended December 31, 2022 and 2021, the Company did not recognize revenue or deferred revenue from contracts with customers.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company currently only has operating leases. The Company recognizes a right-of-use operating lease asset and associated short- and long-term operating lease liability on its consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments, including noncash lease payments, the Company will pay over the lease term. The Company determines the lease term at the inception of each lease, which includes renewal options only if the Company concludes that such options are reasonably certain to be exercised.

As the Company’s leases do not provide an interest rate implicit in the lease, the Company uses its incremental borrowing rate, based on the information available on the date of adoption of Topic 842, Leases, as of the lease inception date or at the date of remeasurement in determining the present value of future payments. The Company recognizes rent expense for the minimum lease payments on a straight-line basis over the expected term of the leases. The Company recognizes period expenses, such as common area maintenance expenses, in the period such expenses are incurred.

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

4. Net Loss per Share

The following outstanding securities at December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding for the years ended December 31, 2022 and 2021, as they would have been anti-dilutive:

	December 31, 2022	December 31, 2021
Options	3,352,803	2,409,682
Unvested restricted stock units	30,000	30,000
Restricted stock awards	99,666	124,018
Warrants	20,549,338	16,647,219
Total	24,031,807	19,210,919

5. Balance Sheet Details

Property and Equipment, net

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Laboratory equipment	$10,007,000	$7,754,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	449,000	451,000
Leasehold improvements	3,447,000	3,423,000
Total	14,720,000	12,445,000
Less: accumulated depreciation	(11,103,000)	(10,225,000)
Property and equipment, net	$3,617,000	$2,220,000

Depreciation expense totaled $0.9 million and $1.2 million the years ended December 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accounts payable	$1,678,000	$1,138,000
Accrued clinical trial expenses	2,650,000	529,000
Other accrued expenses	1,706,000	603,000
	$6,034,000	$2,270,000

6. Income Taxes

Loss before income taxes consisted of the following components:

	Year Ended December 31,
	2022	2021
United States	$(32,228,000)	$(21,714,000)
Foreign	(4,689,000)	(1,441,000)
Total	$(36,917,000)	$(23,155,000)

The company has not recognized any current or deferred tax expense on its US and Foreign pre-tax losses for the years ended December 31, 2022 and 2021.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows:

	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	7.3%	6.2%
Stock-based compensation	(0.2)%	(0.8)%
Change in valuation allowance	(28.6)%	(27.2)%
Other	0.5%	0.8%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$42,525,000	$36,405,000
Capitalized research and development	19,103,000	16,306,000
Stock-based compensation	3,192,000	2,467,000
Depreciation and amortization	929,000	1,301,000
Lease accounting	13,660,000	10,631,000
Other	1,452,000	1,174,000
Total deferred tax assets before valuation allowance	80,861,000	68,284,000
Less: valuation allowance	(68,818,000)	(58,251,000)
Total deferred tax assets after valuation allowance	12,043,000	10,033,000

Deferred tax liabilities:
Right-of-use asset	(12,043,000)	(10,033,000)
In-process research and development	(3,077,000)	(3,077,000)
Total deferred tax liabilities	(15,120,000)	(13,110,000)
Net deferred tax liability	$(3,077,000)	$(3,077,000)

The Company’s net operating loss carryforwards at December 31, 2022 are $145 million and $116 million for federal and state income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 to 2028, respectively. The federal net operating loss carryforwards generated in tax years 2018 and forward will carryforward indefinitely and be available to offset up to 80% of future taxable income each year, subject to certain modifications made by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in 2020.

The ability of the Company to utilize net operating loss carryforwards to reduce future domestic taxable income and domestic income tax is subject to various limitations under the Internal Revenue Code. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50% in beneficial ownership. The Company previously determined an ownership change occurred on May 9, 2019 as a result of a business combination. The resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before the expire. Accordingly, in 2019 the Company reduced its deferred tax assets for the net operating loss and credit carryforwards that were expected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Future ownership changes under Section 382 may also limit the Company’s ability to fully utilize any remaining tax benefits.

The Company has generated federal and state income tax losses in all years since its inception. Accordingly, management has determined that significant negative evidence precludes the Company from recording a net deferred tax asset for financial statement purposes as it is more likely than not that its deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2022, the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2018 or to California state income tax examinations for tax years ended on or before December 31, 2017. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2022 and 2021.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

8. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced January 1, 2012 and in April 2020, the Company amended the lease (“2020 Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, was approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six-month rent abatement in 2020. The Company did not use an allowance for tenant improvements of $0.8 million during 2021, which was used to offset rent payments as prescribed by the 2020 Lease Amendment starting in 2022. In accordance with authoritative guidance, the Company remeasured the lease liability in April 2020 to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter the letter of credit will be reduced by 20% of the then outstanding amount.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, and the Company is responsible for construction costs over such allowance. Out of pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated. As of November 16, 2022, the Company finalized the budget to complete the construction of the 2021 Lease. Accordingly, the Company remeasured the lease liability and related right-of-use asset as of November 30, 2022, using an incremental borrowing rate of 11.8%. The remeasured lease liability of the 2021 Lease as of November 16, 2022 was $37.0 million, and the related right of use asset was $33.8 million.

In connection with the 2021 Lease, in 2022 the Company delivered an irrevocable standby letter of credit in the total amount of $5.0 million to the landlord.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2022, are as follows:

Operating
Leases
2023	$2,904,000
2024	4,512,000
2025	5,139,000
2026	5,293,000
2027	5,452,000
Thereafter	49,395,000
Total minimum lease payments	72,695,000
Plus: estimated short-term variable lease payments	14,954,000
Less: amount representing interest	(38,834,000)
Present value of operating lease obligations	48,815,000
Less: current portion	(17,011,000)
Noncurrent operating lease obligations	$31,804,000

Rent expense was $6.3 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. Total cash payments for operating leases as included in the consolidated statements of cash flows during the year ended December 31, 2022 and 2021 was $2.7 million and $2.2 million, respectively.

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

9. Synthetic Genomics Asset Acquisition

On February 28, 2018, C3J completed an acquisition of certain synthetic phage assets (the “synthetic phage assets”) from Synthetic Genomics, Inc. (“SGI”). On December 20, 2018, the synthetic phage assets purchase agreement was amended, such that the purchase consideration consisted of (i) closing consideration of $1.0 million paid on February 28, 2018, (ii) cash payments of $1.0 million on January 31, 2019, $1.0 million on January 31, 2020, and $2.0 million on January 31, 2021, (iii) an issuance of that number of shares of C3J’s common stock equal to ten percent of C3J’s fully-diluted capitalization, excluding options and restricted stock awards, immediately prior to the closing of a business combination, and (iv) potential milestone payments of up to $39.5 million related to the development and relevant regulatory approval of products utilizing bacteriophage from the synthetic phage assets acquired from SGI.

The present value of the time-based payment obligations was included in the Company’s balance sheet, with interest accreted to the maturity date. The Company paid the last installment of the time-based payment obligation in the amount of $2.0 million during the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, the Company recognized $0 and $0.1 million of interest expense related to the time-based payment obligations, respectively.

10. Research Collaboration Arrangement

In connection with the Synthetic Phage Asset Acquisition discussed in Note 12, the Company was assigned a research collaboration agreement (“Research and Option Agreement”) with Merck.

In May 2019, the Research and Option Agreement was amended and extended for four years. During the research term, the Company will be entitled to milestone payments tied to the achievement of product development milestone events in the amount of $1.5 million. The collaboration agreement also provides for the initiation of a second research program should Merck exercise that option during the initial research term and pay the option fee of $1.5 million. To date, Merck has not exercised its license option nor has the Company reached any milestones or earned any revenue under the Research and Option Agreement. Merck has the right to terminate the agreement at any time with 90 days’ notice. Each party to the Research and Option Agreement is responsible for its costs and expenses in connection with the research program.

On December 14, 2022, the Company received a termination notice for the Research and Option Agreement effective March 14, 2023.

11. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into an Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company will receive a $15.0 million grant and entered into a three-year program administered by the U.S. Departement of Defence (the “DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The MTEC Agreement will be effective through October 30, 2024.  The MTEC Agreement may be terminated in whole or in part, 30 calendar days following the written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $5.5 million and $4.5 million in grant revenue from the MTEC Agreement during the year ended December 31, 2022 and 2021, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Agreement”) with CFF, pursuant to which it received a Therapeutics Development Award of up to $5.0 million (the “Award”). The Award will be used to fund a portion of the Company’s Phase 1b/2a clinical trial of the P. aeruginosa phage candidate, AP-PA02, as a treatment for P. aeruginosa airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During year ended December 31, 2022 and 2021, the Company recognized $1.0 million and $2.8 million as credits to research and development expenses related to the CFF Award, respectively. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

12. Stockholders’ Equity

The Company is authorized to issue one class of shares designated as “Common Stock”. The number of shares of common stock authorized to be issued is 217,000,000 shares.

Private Investments

On February 9, 2022, the Company entered into the February 2022 Securities Purchase Agreement to sell its common stock and warrants to Innoviva. The gross proceeds to the Company from the transaction were $45 million, before deducting estimated offering expenses.

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

At December 31, 2022, outstanding warrants to purchase shares of common stock are as follows:

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

The Company has issued restricted stock awards (“RSAs”) under certain legacy option plan that generally vest over two to four years based on service conditions. The RSAs began vesting in May 2019, and no additional awards will be issued under this legacy plan.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model. Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

The assumptions used in the Black-Scholes model for options granted during the year ended December 31, 2022 and 2021 are presented below:

Year ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	2.65% - 4.20%	0.73% - 1.29%
Expected volatility	81.81% - 85.86%	84.07% - 93.37%
Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

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

The tables below summarize the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2022	2021

Research and development	$1,794,000	$1,505,000
General and administrative	1,311,000	1,377,000
Total stock-based compensation	$3,105,000	$2,882,000

Stock option transactions during the year ended December 31, 2022 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2021	2,409,682	$5.64	8.00	—
Granted	1,254,500	4.95		—
Exercised	(38,287)	3.29		$44,000
Forfeited/Cancelled	(273,092)	6.94		—
Outstanding at December 31, 2022	3,352,803	$5.32	7.80	$—
Vested and expected to vest at December 31, 2022	3,352,803	$5.32	7.80	$—
Exercisable at December 31, 2022	1,438,123	$6.17	6.67	$—

Restricted stock award transactions under the Assumed 2016 Plan and restricted stock unit award transactions during the year ended December 31, 2022 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2021	154,018	$27.49
Granted	—	—
Forfeited/Cancelled	(369)	31.85
Vested and Issued as Common Stock	(23,983)	32.88
Outstanding at December 31, 2022	129,666	$27.11

The aggregate intrinsic value of options at December 31, 2022 is based on the Company’s closing stock price on that date of $1.24 per share. As of December 31, 2022, there was $3.2 million of total unrecognized compensation expense related to unvested stock options and RSAs, excluding unvested RSAs with performance conditions deemed to be improbable for the period ended December 31, 2022, which the Company expects to recognize over the weighted average remaining period of 1.8 years.

Shares Reserved For Future Issuance

As of December 31, 2022, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,352,803
Unvested restricted stock units	30,000
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	570,570
Warrants outstanding	20,549,338
Total shares reserved	24,512,459

14. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. The Company did not make matching contributions to the 401(k) plan for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Vice President, Finance and Administration concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive Officer and Vice President, Finance and Administration to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance and Administration, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Administration, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICATIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The following table sets forth information about our executive officers and directors as of March 1, 2023.

Name	Age	Position(s)
Brian Varnum, Ph.D.	63	Chief Executive Officer
Mina Pastagia, M.D.	48	Chief Medical Officer
Erin Butler	44	Vice President, Finance and Administration

Non-Employee Directors
Jules Haimovitz (3)(4)	72	Chairman of the Board of Directors
Odysseas D. Kostas, M.D. (3)(4)	48	Director
Robin C. Kramer (1)	57	Director
Joseph M. Patti, Ph.D.(2)(3)	58	Director
Todd C. Peterson, Ph.D. (1)	65	Director
Sarah J. Schlesinger, M.D.(2)	63	Director
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Serves as a designee of Innoviva under the Investor Rights Agreement.

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

Mina Pastagia, M.D. has served as our Chief Medial Officer since January 2023. Prior to that, she served as Senior Vice President of Clinical Development since October 2020. Prior to joining Armata, Dr. Pastagia served as Senior Medical Director, Infectious Diseases and Vaccines at Janssen Biopharma, a member of the Janssen Pharmaceutical Companies of Johnson & Johnson. Since 2017, she let the design and execution of clinical trials for Janssen’s antiviral, antibacterial and immunology assets, and served as clinical leader for Respiratory Syncytial Virus, hepatitis B, and pathogen-specific bacteriophage therapy for certain indications. Prior to Janssen, Dr. Pastagia served as Translational Medicine Leader in Infectious Diseases, Immunology and Inflammation at Hoffmann-La Roche. During that time, Dr. Pastagia served as antibiotic therapeutic head and leader of disease area strategy, as well as team lead for the development of baloxavir for influenza. Her prior experience also includes serving as Medial Director at Clinilabs, a global, full-service contract research organization, and as Associate Director of Clinical Development at ContraFect

Corporation, where she was responsible for the development of biologic anti-infectives, including bacteriophage lysin targeting Staphylococcus aureus bacteremia. Prior to ContraFect, Dr. Pastagia served as an Instructor of Clinical Investigation in Bacterial Pathogenesis and Immunology at The Rockefeller University. Dr. Pastagia previously held adjunct appointments in the Division of Microbiology at The Rockefeller University and in the Division of Infectious Diseases at Weill Cornell Medical Center.

Dr. Pastagia is board certified in Internal Medicine and Infectious Disease, and is also a registered pharmacist in the State of New York. She received her medical degree from SUNY Downstate Medical Center, completed her internship and residency in internal medicine at Boston University, and completed her fellowship in infectious diseases at Mount Sinai Medical Center. Most recently she earned her Master’s degree in Clinical and Translational Science from The Rockefeller University. Dr. Pastagia is a member of the Infectious Diseases Society of America (IDSA), American Society for Microbiology (ASM), the Association for Clinical and Translational Science (ACTS), and the Network on Antimicrobial Resistance in S. aureous (NARSA).

Erin Butler has served as our Vice President of Finance and Administration since March 2022 and prior to her appointment, she served as our Senior Director, Corporate Controller since September 2017. From June 2016 to September 2017, Ms. Butler served as Assistant Controller of Inovio, Inc., a publicly traded biotechnology company focused on developing and commercializing DNA medicines for protection from infectious diseases and treatment of various cancers and HPV-associated diseases. Ms. Butler’s previous experience includes serving as Assistant Controller of Apricus Biosciences, a publicly traded pharmaceutical company focused on innovative medicines in urology and rheumatology, and as an auditor for Deloitte and Touche, LLP, a public accounting firm.

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

Odysseas D. Kostas has served as a member of our board of directors since February 2020. He also currently serves as a director of Innoviva, Inc. He is a Partner and Senior Managing Director at Sarissa Capital Management LP. Sarissa Capital focuses on improving the strategies of companies to enhance stockholder value. Prior to joining Sarissa Capital, Dr. Kostas served as a Director at Evercore ISI (formerly ISI), covering the biotechnology and pharmaceutical industries. Previously, he practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. Dr. Kostas also previously served on the board of directors of Enzon Pharmaceuticals. Dr. Kostas has a B.S from Massachusetts Institute of Technology (MIT) and a M.D. from University of Texas Southwestern Medical School. Dr. Kostas has demonstrated leadership in his field, and his knowledge of and experience in our industry contributed to our conclusion that he should serve as a director.

Director Qualifications.   Dr. Kostas was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as a public company director.

Robin C. Kramer has served as Senior Vice President, Chief Accounting Officer and Head of Global Business Services and Treasury of Biogen, a biopharma company, since January 2021. Ms. Kramer served as Biogen’s Vice President, Chief Accounting Officer from November 2018 to December 2020. Prior to joining Biogen, Ms. Kramer served as the Senior Vice President and Chief Accounting Officer of Hertz Global Holdings, Inc., a car rental company, from May 2014 to November 2018. Prior to that, Ms. Kramer was an audit partner at Deloitte & Touche LLP (Deloitte), a professional services firm, from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007 Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed certified public accountant (CPA) in Massachusetts. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs. She has served as a Board member of the Center for Women and Enterprise from August 2020 – Present. She previously served as a Board Member of Samsung Bioepis Co., LTD. from July 2020 to April 2022, the Massachusetts State Board of Accountancy from September 2011 to December 2015 and Probus Insurance Company Europe DAC, from 2016 to 2018.

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

Joseph M. Patti, has served as a member of the board of directors since the consummation of the Merger in May 2019. In June 2022, Dr. Patti was appointed President and Chief Executive Officer and director of Evecxia Therapeutics, Inc., and since February 2018, has been the President of JP Biotech Advisors, Inc., which provides strategic growth and drug development advice to emerging biotechnology companies. Dr. Patti was Executive Chairman of AgilVax, Inc. from November 2018 until August 2019, when he was appointed President and Chief Executive Officer and director, until July 2021. From November 2012, Dr. Patti served as Aviragen Therapeutics, Inc.’s Executive Vice President of Corporate Development and Strategy until October 2014, when he was appointed the company’s President and Chief Executive Officer and director. He served in those roles until February 2018, when Aviragen merged with Vaxart, Inc. Prior to joining Aviragen, Dr. Patti co-founded Inhibitex, Inc. in 1994 and served as its Chief Scientific Officer and Senior Vice President of Research and Development from 2007 until it was acquired by Bristol Myers Squibb in February 2012. He also served as its Chief Scientific Officer and Vice President of Research and Development from 2005 to 2007 and as Vice President, Preclinical Development prior to that. Dr. Patti was a director of Inhibitex from 1998 to 2005. Before co-founding Inhibitex, Dr. Patti was an Assistant Professor at Texas A&M’s Institute of Biosciences and Technology and served on the faculty at the University of Texas Health Science Center Graduate School of Biomedical Sciences. Dr. Patti received a B.S. in Microbiology from the University of Pittsburgh, a M.S.P.H. from the University of Miami, School of Medicine, and a Ph.D. in Biochemistry from the University of Alabama at Birmingham. Dr. Patti was a director of SciStem Therapeutics, Inc., a privately held biotechnology company from 2012 to 2015.

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

Todd C. Peterson has served as a member of the board of directors since October 2019. Dr. Peterson is Founder and Principal at GenApex Bio (GenApex Biotechnology Consulting), a board practice, investment and advisory services LLC based in Coronado, California. He has over 35 years of experience in biotechnology and life sciences research and development across the areas of molecular and cell biology, nucleic acids and genomics product and technology development. His experience encompasses clinical diagnostics, life science research tools and drug discovery technologies, products, and markets. Previously, Dr. Peterson was Chief Scientific Officer at The Allen Institute in

Seattle, Washington, overseeing science and technology strategy and growth initiatives across unit Institutes for Brain Science, Cell Science, Immunology, and the Paul G. Allen Frontiers Group. Prior to joining the Allen Institute, Dr. Peterson was Chief Technology Officer at Synthetic Genomics, Inc., a leader in synthetic biology and applied genomics technologies developing a robust portfolio of breakthrough solutions addressing major global issues. Prior to joining SGI, Dr. Peterson led Genomics and Synthetic Biology R&D at Invitrogen/Life Technologies (now Thermo Fisher Scientific), a global leader in life science tools. Prior to Life Technologies, Dr. Peterson held R&D positions with increasing leadership responsibilities and scope at Genicon Sciences, Trega Biosciences, Hybritech and Gen-Probe where he focused on technology research, product development and commercialization. Dr. Peterson was a postdoctoral fellow at the Max Planck Institute in Cologne Germany after receiving his Ph.D. in Microbiology at the University of Southern California School of Medicine. He obtained his M.A. in Biological Sciences and B.A. in Molecular Biology and Biochemistry at the University of California, Santa Barbara. Dr. Peterson is co-founder of Barrier Bio, serves on numerous Scientific Advisory Boards, and serves on the Board of Directors of: Molecular Assemblies, NanoCellect BioMedical, Inc. and the Center of Excellence for Engineering Biology.

Director Qualifications. Dr. Peterson was selected as a director because of his years of experience in biotechnology and life sciences research and development, his in-depth knowledge of the industry and pre-clinical / early-stage scientific requirements, and his experience and understanding of our bacteriophage platform.

Sarah J. Schlesinger, M.D. has served as a member of our board of directors since February 2020. She also currently serves as a member of the board of directors of Innoviva, Inc., and serves on its Compensation Committee and is the chairperson of the Nominating/Corporate Governance Committee. Dr. Schlesinger is an Associate Professor of Clinical Investigation at Rockefeller University and Senior Attending Physician at Rockefeller University Hospital. Dr. Schlesinger was The Clinical Director of the laboratory of Dr. Ralph Steinman (Nobel Laureate 2011) from 2002 until his death in 2011. Dr. Schlesinger led the Dendritic Cell section of the Division of Retrovirology at the Walter Reed Army Institute of Research and was also a member of the Division of Infectious and Parasitic Disease Pathology at the Armed Forces Institute of Pathology from 1994 to 2002. In 2002, Dr. Schlesinger rejoined Rockefeller University and began working with the International AIDS Vaccine Initiative as a Scientist in Vaccine Research and Design. Dr. Schlesinger has been a member of Rockefeller University Hospital’s Institutional Review Board (“Rockefeller IRB”) (Ethics Committee) since 2003 and previously served as Rockefeller IRB’s vice-chairperson. In 2017 she assumed the position of chairperson of the Rockefeller IRB. She is currently the director of the education and training programs at Rockefeller University Center for Clinical and Translational Science. Dr. Schlesinger currently serves on the board of two non-profit organizations: the AIDS Vaccines Advocacy Coalition, and The Hastings Center, the pre-eminent center for the study of bioethics. Dr. Schlesinger served as an independent corporate director of Ariad Pharmaceuticals from 2013 until its sale to Takeda Pharmaceutical Company Limited in 2017. She also served as an independent corporate director of The Medicines Company from 2018 until its acquisition by Novartis in 2020. Dr. Schlesinger has a B.A. from Wellesley College and a M.D. from Rush Medical College in Chicago, Illinois. She trained in Anatomic Pathology at The New York Hospital where she served as Chief Resident. Dr. Schlesinger has demonstrated leadership in her field and her substantial knowledge of our industry contributed to our conclusion that she should serve as a director.

Director Qualifications.   Dr. Schlesinger was selected as a director because of her extensive leadership experience with biotechnology companies and her in-depth knowledge of the industry, as well as her experience serving on the boards of directors of various public and private companies.

Our Nominating and Corporate Governance Committee seeks to assemble a board of directors (“Board of Directors”) that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise and high-level management experience necessary to oversee and direct our business. To that end, the Nominating and Corporate Governance Committee has identified and evaluated nominees in the broader context of the Board of Directors’ overall composition, with the goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that the Nominating and Corporate Governance Committee views as critical to effective functioning of the Board of Directors. The brief biographies below include information regarding the specific and particular experience, qualifications, attributes or skills of each nominee that led the Nominating and Corporate Governance Committee to recommend that person as a nominee. However, each of the members of the Nominating and Corporate Governance Committee may have a variety of reasons why he or she believes a particular person would be an appropriate nominee for the Board of Directors, and these views may differ from the views of other members.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the board affirmatively determined that Jules Haimovitz, Odysseas D. Kostas, M.D., Robin C. Kramer, Joseph M. Patti, Ph.D., Todd C. Peterson, Ph.D., and Sarah J. Schlesinger, M.D. and are independent directors within the meaning of the applicable NYSE American exchange listing standards. In making this determination, our Board of Directors found that none of these directors or nominees for director had a material or other disqualifying relationship with us. The Board of Directors concluded that Dr. Varnum is not an independent director within the meaning of the applicable NYSE American exchange listing standards. Dr. Varnum is not independent director under these rules given their role as our Chief Executive Officer.

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

Board Leadership Structure

Our Board of Directors has an independent Chairman, Jules Haimovitz, who has authority, among other things, to call and preside over meetings of the Board of Directors, to set meeting agendas and to determine materials to be distributed to the Board of Directors. Accordingly, the Chairman has substantial ability to shape the work of the Board of Directors. We have a separate chair for each committee of the Board of Directors. As a general policy, the Board of Directors believes that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board of Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board of Directors as a whole. We expect and intend the positions of Chairman of the Board of Directors and Chief Executive Officer to continue to be held by separate individuals in the future.

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

In connection with the ongoing COVID-19 pandemic, the Audit Committee and management, has monitored our efforts to mitigate business continuity, financial, human capital, and cybersecurity risk exposures associated with the pandemic.

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

Below is a description of each committee of the Board of Directors. The Board of Directors has determined that each member of each committee meets the applicable NYSE American exchange rules and regulations regarding “independence” and each member is free of any relationship that would impair the member’s individual exercise of independent judgment with regard to our Company.

Audit Committee

The Board of Directors reviews the NYSE American exchange listing standards definition of independence for Audit Committee members on an annual basis and has determined that each of the members of our Audit Committee as of the record date satisfies the NYSE American exchange listing requirements and SEC independence requirements.

Our Audit Committee consists of Robin C. Kramer (chair) and Todd C. Peterson. Our Board of Directors has determined that Ms. Kramer qualifies as an audit committee financial expert within the meaning of SEC regulations. In making this determination, our Board of Directors has considered Ms. Kramer’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.

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

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for, among other things:

●	identifying, reviewing and evaluating candidates to serve on our Board of Directors consistent with criteria approved by our Board of Directors;
●	assessing the performance of management and the Board of Directors, including board committees, seeking input from senior management, the full Board of Directors and others, which assessment shall include, among other things, an evaluation of the Board of Directors’ contribution as a whole and overall Board of Directors composition and makeup, including the reelection of current Board of Directors members;

●	evaluating, nominating and recommending individuals for membership on our Board of Directors;
●	evaluating nominations by stockholders of candidates for election to our Board of Directors;
●	considering and assessing the independence of members of our Board of Directors;
●	developing a set of corporate governance policies and principles, periodically reviewing and assessing these policies and principles and their application and recommending to our Board of Directors any changes to such policies and principles;

●	reviewing the adequacy of its charter on an annual basis; and
●	reviewing and assessing on an annual basis its own performance.

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

Code of Ethics

We have adopted a code of ethics for directors, officers (including our principal executive officer and principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available at our website at https://www.armatapharma.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who granted the waiver, and the date of the waiver.

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

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2022, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements.

Item 11.   EXECUTIVE COMPENSATION

Set forth below is certain information regarding the historical compensation of our named executive officers during the year ended December 31, 2022 and 2021. For additional information about our current officers and directors, see the section titled “Management.”

Executive Compensation

The named executive officers as of December 31, 2022 were:

◾	Brian Varnum, Ph.D., Chief Executive Officer;
◾	Mina Pastagia, M.D., Senior Vice President, Clinical Development
◾	Erin Butler, Vice President, Finance and Administration

Summary Compensation Table

The following table provides information regarding the compensation paid during the last two fiscal years to the named executive officers.

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Compensation ($)	Total ($)
Brian Varnum, Ph. D.	2022	525,000	210,000	904,908	—	—	1,639,908
Chief Executive Officer	2021	463,688	231,844	780,403	—	—	1,475,935
Mina Pastagia, M.D.	2022	420,000	117,600	301,636	—	—	839,236
Senior Vice President, Clinical Development(2)	2021	—	—	—	—	—	—
Erin Butler	2022	275,000	66,000	188,522	—	—	529,522
Vice President, Finance & Administration(3)	2021	—	—	—	—	—	—
Steve Martin	2022	389,340	—	—	—	—	389,340
Former Chief Financial Officer (4)	2021	370,800	148,320	135,685	—	—	654,805

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2022 and 2021 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 13 to the consolidated financial statements included in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Dr. Pastagia was appointed Chief Medical Officer in January 2023. Prior to that, she served as Senior Vice President of Clinical Development since October 2020. See the section “Agreements with our Named Executive Officers” for the terms of her compensation.
(3)	Ms. Butler was appointed to serve as Vice President, Finance and Administration on April 1, 2022 and Principal Financial and Accounting Officer effective July 1, 2022. Prior to her appointments, Ms. Butler served as the Company’s Senior Director, Corporate Controller since 2017. See the action Agreements with our Named Executive Officers for the terms of her compensation.
(4)	Mr. Martin retired from his role as Chief Financial Officer on June 30, 2022. See the section Agreements with our Named Executive Officers for terms of his advisory compensation subsequent to June 30, 2022.

Base Salary

The base salaries of the named executive officers in 2022, as applicable, were generally determined and approved by the board of directors, based on the recommendation of the Compensation Committee.

●	Dr. Varnum’s annual base salary for 2022 was $525,000.
●	Dr. Pastagia’s annual base salary for 2022 was $420,000.
●	Ms. Butler’s annual base salary was $230,000 for the period January 1, 2022 through March 31, 2022. Effective April 1, 2022 with the promotion to Vice President, Finance and Administration, Ms. Butler’s annual base salary was adjusted to $290,000.

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

Under the terms of his amended offer letter agreement described below, Dr. Varnum was eligible to receive an annual performance-based bonus for 2022 equal to, at target, 50% of his earned salary based on our achievement of certain performance goals. Dr. Pastagia was eligible to receive an annual performance-based bonus for 2022 equal to, at target, 35% of her annual salary based on our achievement of certain performance goals. Ms. Butler was eligible to receive an annual performance-based bonus for 2022 equal to, at target, 30% of her annual salary based on our achievement of certain performance goals.

The annual performance-based bonus opportunities are based entirely on the extent to which we achieved corporate goals relating to capital raising, partner and grant funding and progress with clinical development and manufacturing for the fiscal years ending December 31, 2022. The corporate goals were established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

In December 2022, the Compensation Committee reviewed performance results against the corporate goals and made a recommendation, that the board approved to authorize payout for the 2022 performance-based bonuses at the 80% achievement level. As a result, the named executive officers received the following performance-based bonuses for

2022: Dr. Varnum - $210,000; Dr. Pastagia - $117,600, and Ms. Butler - $66,000. Mr. Martin retired from his position as Chief Financial Officer on June 30, 2022 and was not eligible to receive a 2022 performance-based bonus. These amounts are listed in the “Bonus” column of the Summary Compensation Table.

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

On August 1, 2021, the Company and Dr. Varnum entered into an amended employment agreement. Dr. Varnum’s employment under the agreement is at will and is terminable by us or Dr. Varnum at any time. Under the terms of the agreement, Dr. Varnum currently receives an annual base salary of $525,000 which may be further adjusted from time to time by the board of directors, and an annual target performance bonus of 50% of his annual salary based on our achievement of certain performance objectives. Dr. Varnum is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

On October 15, 2020, the Company and Dr. Pastagia entered into an employment agreement. Dr. Pastagia’s employment under the agreement is at will and is terminable by us or Dr. Pastagia at any time. Under the terms of the agreement, Dr. Pastagia currently receives an annual base salary of $420,000 which may be further adjusted from time to time by the board of directors, and an annual target performance bonus of 35% of her annual salary based on our achievement of certain performance objectives. Dr. Pastagia is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

On March 28, 2022, the Company and Ms. Butler entered into an amended employment agreement. Ms. Butler’s employment under the agreement is at will and is terminable by us or Ms. Butler at any time. Under the terms of the agreement, Ms. Butler currently receives an annual base salary of $290,000 which may be further adjusted from time to time by the board of directors, and an annual target performance bonus of 30% of her annual salary based on our achievement of certain performance objectives. Ms. Butler is also entitled to certain severance benefits as described below under the section entitled “Payments and Benefits upon Termination or Change in Control.”

On March 25, 2022, Steve R. Martin notified the Company that he intended to retire as Senior Vice President and Chief Financial Officer of the Company effective as of June 30, 2022 and the Company and Mr. Martin entered into an advisory letter agreement, which amends his employment agreement and sets forth the terms and conditions of his continuing relationship with the Company. Under the terms of the advisory letter agreement, Mr. Martin received an annual base salary of $389,340 and remained eligible for all fringe benefit plans available to other employees through December 31, 2022. Mr. Martin was not eligible to receive grants of equity awards or to participate in the annual bonus program for the 2022 fiscal year. Under the terms of the advisory letter agreement, Mr. Martin’s equity awards will continue to vest through December 31, 2022. Subject to completion of the advisory services through December 31, 2022, Mr. Martin then received full vesting in one half of the then unvested Company stock options and all vested equity securities shall be exercisable in full for their full remaining term. The advisory letter agreement replaces and supersedes the offer letter agreement between Mr. Martin and the Company dated as of January 18, 2016, as amended as of April 1, 2017.

Payments and Benefits upon Termination or Change in Control

Dr. Varnum. Under the terms of his amended offer letter agreement, if Dr. Varnum is terminated without cause or resigns for good reason (in each case as defined in the agreement), then he will be entitled to severance payments equal to six months of continued base salary, and additionally, if such termination or resignation occurred in connection with a change in control, full acceleration of his time-based equity awards, provided that in either case, he executes an effective release of claims.

Dr. Pastagia. Under the terms her amended offer letter agreement, if Dr. Pastagia is terminated without cause or resigns for good reason (in each case as defined in the agreement), then she will be entitled to severance payments equal to six months of continued base salary, and additionally, if such termination or resignation occurred in connection with a change in control, full acceleration of her time-based equity awards, provided that in either case, she executes an effective release of claims.

Ms. Butler. Under the terms her amended offer letter agreement, if Ms. Butler is terminated without cause or resigns for good reason (in each case as defined in the agreement), then she will be entitled to severance payments equal to six months of continued base salary, and additionally, if such termination or resignation occurred in connection with a change in control, full acceleration of her time-based equity awards, provided that in either case, she executes an effective release of claims.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding all outstanding equity awards held by the named executive officers as of December 31, 2022.

			Number of
	Number of		Securities
	Securities		Underlying
	Underlying		Unexercised		Option
	Unexercised		Options		Exercise	Option
	Options		(#)		Price	Expiration
Name	(#) Exercisable		Unexercisable		($)	Date
Dr. Varnum	15,193	(1)	—		38.12	4/21/2024
	4,932	(1)	—		38.12	12/8/2024
	224,043	(2)	74,681	(2)	3.15	5/21/2029
	23,000	(3)	—		3.15	12/7/2030
	28,000	(2)	84,000	(2)	5.14	3/25/2031
	31,250	(2)	93,750	(2)	3.82	8/2/2031
	—		240,000	(2)	5.11	4/12/2032
	326,418		492,431

Ms. Pastagia	6,250	(2)	18,750	(2)	5.14	3/25/2031
	0		80,000	(2)	5.11	4/12/2032
	6,250		98,750

Ms. Butler	714	(1)	0		14.28	9/15/2027
	11,250	(2)	3,750	(2)	3.15	5/21/2029
	7,500	(2)	22,500	(2)	5.14	3/25/2031
	0		50,000	(2)	5.11	4/12/2032
	19,464		76,250

Mr. Martin	713	(1)	0		399.00	1/17/2026
	9,928	(1)	0		12.74	9/6/2027
	130,692	(2)	0		3.15	5/21/2029
	23,000	(3)	0		3.15	12/7/2030
	35,000	(2)	0		5.14	3/25/2031
	199,333		0

(1)	Twenty-five percent of the shares vest one year after grant date, with the balance vesting in equal monthly installments thereafter over the next four years, subject to continued service and the potential vesting acceleration described in the option agreement.
(2)	Twenty-five percent of the shares vest on each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement.
(3)	Fifty percent of the shares vest on each anniversary of the grant date, subject to continued service and the potential vesting acceleration described in the option agreement

Equity Incentive Plans

2016 Equity Incentive Plan

The 2016 Plan was approved by our board of directors in April 2016 and subsequently approved by the stockholders in June 2016, and was most recently amended and restated effective as of May 8, 2019. We continue to grant awards under the 2016 Plan. The plan provides for the issuance of incentive awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. The awards may be granted by our board of directors to employees, including officers, non-employee directors and consultants who provide services to us or to a subsidiary of ours.

Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the employee stock purchase plan (“ESPP”), which became effective in connection with our 2016 Annual Meeting of Stockholders in May 2016 and which we continue to use pursuant to the terms described herein. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Our board of directors has delegated its authority to administer the ESPP to our Compensation Committee.  Under the ESPP, all of our regular employees (including the named executive officers) may participate and may contribute, normally through  payroll deductions,  up to 15% of their earnings for the purchase of our common stock. The ESPP is implemented through  a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased  for employees participating in the offering. Unless otherwise determined by our Compensation Committee, shares are purchased  for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase.

Non-Employee Director Compensation

The following table and related footnotes show the compensation paid during the year ended December 31, 2022 to our non-employee directors.

	Fees Earned
	or Paid in	Option	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Jules Haimovitz	78,000	121,111	—	199,111
Odysseas Kostas	44,000	121,111	—	165,111
Robin C. Kramer	57,000	121,111	—	178,111
Todd Patrick (2)	38,300	121,111	—	159,411
Joseph Patti	56,000	121,111	—	177,111
Todd Peterson	48,000	121,111	—	169,111
Sarah J. Schlesinger	46,000	121,111	—	167,111
(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of the option awards granted during 2022 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 13 to the consolidated financial statements included in this Annual Report. The aggregate number of option awards outstanding (including exercisable and unexercisable stock options) as of December 31, 2022, for each non-employee director was as follows:

Board of Directors:	Stock Options Outstanding	Stock Options Exercisable
Jules Haimovitz	63,000	15,000
Odysseas Kostas	111,383	64,383
Robin C. Kramer	91,000	44,000
Todd Patrick	486,530	331,099
Joseph Patti	111,383	64,383
Todd Peterson	111,383	64,383
Sarah J. Schlesinger	111,383	64,383

(2) Mr. Todd Patrick retired from the Board of Directors effective November 15, 2022.

In September 2015, the board of directors approved a revised compensation structure for non-employee directors and the board of directors elected to retain the current cash compensation schedule in May 2019. In 2022, the chairman of our board of directors received an annual cash retainer of $70,000 and each other non-employee director received an annual cash retainer of $40,000. For the Audit Committee, the committee chair received an additional annual cash retainer of $17,000 and each member received an additional annual cash retainer of $8,000. For the Compensation Committee, the committee chair received an additional annual cash retainer of $12,000 and each member received an additional annual cash retainer of $6,000. For the Nominating and Corporate Governance Committee, the committee chair received an additional annual cash retainer of $8,000 and each member received an additional annual cash retainer of $4,000.

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

The percentage ownership information in the table below is based on 36,144,706 shares of common stock outstanding as of March 1, 2023.

Information with respect to beneficial ownership provided in the table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G and Form 4 filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 30, 2023, which is 60 days after March 1, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Armata Pharmaceuticals, Inc., 4503 Glencoe Avenue, Marina del Rey, California 90292.

	Beneficial Ownership
	Number of		Percent of
Beneficial Owner	Shares		Total
Greater than 5% Stockholders
Innoviva, Inc.	64,704,574	(1)	85.4%
Directors and Named Executive Officers
Jules Haimovitz (Director)	64,751,074	(2)	85.4%
Odysseas D. Kostas, M.D. (Director)	64,785,457	(3)	85.4%
Robin C. Kramer (Director)	60,500	(4)	* %
Joseph M. Patti, Ph.D. (Director)	80,883	(5)	* %
Todd C. Peterson, Ph.D. (Director)	80,883	(6)	* %
Sarah J. Schlesinger, M.D. (Director)	64,785,457	(7)	85.4%
Brian Varnum, Ph. D. (Chief Executive Officer)	445,624	(8)	1.20%
Mina Pastagia, M.D. (Senior Vice President, Clinical Development)	75,810	(9)	* %
Erin Butler (Vice President, Finance and Administration)	39,464	(10)	* %

All current executive officers and directors as a group (9 persons)	65,696,004	(11)	85.7%
*	Represents beneficial ownership of less than 1%.

(1) The shares listed were reported on a Schedule 13D/A filed with the SEC on January 10, 2023, with respect to shares of common stock held by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC. Innoviva, Inc. holds 8,710,800 shares of common stock and warrants to acquire an additional 8,710,800 shares of common stock. Innoviva Strategic Opportunities, LLC holds 16,365,969 shares of common stock, warrants to acquire an additional 10,653,847 shares of common stock, and 20,263,158 shares of common stock the entity has the right to acquire from us within 60 days of March 1, 2023, pursuant to a convertible credit agreement. The principal business address of the reporting persons is c/o Innoviva, Inc., 1350 Old Bayshore Highway, Suite 400, Burlingame, CA 94010. Innoviva designated Jules Haimovitz and Odysseas Kostas, M.D., two of the members of the board of directors of Innoviva, to serve on the Board. Additionally, Sarah Schlesinger, M.D., is a member of the board of directors of Innoviva. As such, solely for purposes of Section 16 of the Exchange Act of 1934, as amended, Innoviva, Inc. and Innoviva Strategic Opportunities, LLC may be deemed to be directors by deputization. For purposes of the exemption under Rule 16b-3 promulgated under the Exchange Act, the Board approved the acquisition of any direct or indirect pecuniary interest in any shares of common stock, including any shares of common stock issuable upon the exercise of the aforementioned warrants.

(2) Consists of a) 46,500 shares of common stock that Mr. Haimovitz has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 16,365,969 shares of common stock, warrants exercisable for 10,653,847 shares of common stock, and the right to acquire 20,263,158 shares of common stock pursuant to a convertible credit agreement held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Mr. Haimovitz is affiliated due to his position as a director of Innoviva, Inc. Mr. Haimovitz may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(3) Consists of (a) 80,883 shares of common stock that Dr. Kostas has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 16,365,969 shares of common stock, warrants exercisable for 10,653,847 shares of common stock, and the right to acquire 20,263,158 shares of common stock pursuant to a convertible credit agreement held by Innoviva Strategic Opportunities, LLC.

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

(4) Consists of 60,500 shares of common stock that Ms. Kramer has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(5) Consists of 80,883 shares of common stock that Dr. Patti has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(6) Consists of 80,883 shares of common stock that Dr. Peterson has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(7) Consists of (a) 80,883 shares of common stock that Dr. Schlesinger has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options, (b) 8,710,800 shares of common stock and warrants exercisable for 8,710,800 shares of common stock held by Innoviva, Inc., and (c) 16,365,969 shares of common stock, warrants exercisable for 10,653,847 shares of common stock, and the right to acquire 20,263,158 shares of common stock pursuant to a convertible credit agreement held by Innoviva Strategic Opportunities, LLC. Innoviva, Inc and Innoviva Strategic Opportunities, LLC are entities with which Dr. Schlesinger is affiliated due to her position as a director of Innoviva, Inc. Dr. Schlesinger may be deemed to have shared voting and dispositive power over the shares beneficially owned by Innoviva, Inc. and Innoviva Strategic Opportunities, LLC, but disclaims such beneficial ownership except to the extent of their pecuniary interest therein, if any.

(8) Consists of (a) 615 shares of common stock, (b) 30,591 restricted shares of common stock and (c) 414,418 shares of common stock that Dr. Varnum has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(9) Consists of (a) 43,310 shares of common stock and (b) 32,500 shares of common stock that Dr. Pastagia has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(10) Consists of 39,464 shares of common stock that Ms. Butler has the right to acquire from us within 60 days of March 1, 2023, pursuant to the exercise of stock options.

(11) Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of March 1, 2023, including any options and warrants exercisable within 60 days of March 1, 2023.

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

In June 2019, the Company added 987,354 shares of common stock to the shares authorized for issuance under the 2016 Plan pursuant to an amendment to such plan approved by the Company’s stockholders at a special meeting held on May 8, 2019. In addition, 115,336 shares of common stock were automatically added to the shares authorized for issuance under the 2016 Plan on January 1, 2019 pursuant to an “evergreen” provision contained in the 2016 Plan.

The following table provides information as of December 31, 2022 with respect to our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,352,803	$5.32	570,570
Equity compensation plans not approved by security holders	—	—	—
Total	3,352,803	$5.32	570,570

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

Financing Transaction

February 2020 Private Placement

On January 27, 2020, we entered into the Securities Purchase Agreement with Innoviva, pursuant to which the Company agreed to issue and sell to Innoviva, in a private placement, up to 8,710,800 newly issued shares of our common stock (the “Private Placement Shares”) and warrants to purchase up to 8,710,800 shares of common stock, with an exercise price per share of $2.87 (the “Private Placement”). Each share of common stock was sold together with one warrant, and the per-unit purchase price is $2.87.

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

Registration Rights Agreement and Investor Rights Agreement: As part of the First Closing of the Private Placement, the Company entered into a registration rights agreement and an investor rights agreement (the “Investor Rights Agreement”) with Innoviva. Pursuant to such registration rights agreement, on April 1, 2020, the Company filed a registration statement on Form S-3 covering the resale of the securities issued and sold pursuant to the Securities Purchase Agreement with the SEC, which was declared effective on April 8, 2020. The Investor Rights Agreement provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of our common stock on a fully-diluted basis, Innoviva has the right to designate two (2) directors to our board of directors and for so long as Innoviva and its affiliates hold at least 8% but less than 12.5% of the outstanding shares of Common Stock on a fully-diluted basis, Innoviva has the right to designate one (1) director to our board of directors, subject to certain qualifications and conditions in the Investor Rights Agreement. The Investor Rights Agreement also provides for participation rights for Innoviva to participate in our future offerings of equity securities.

January 2021 Private Placement

On January 26, 2021, we entered into the Securities Purchase Agreement with Innoviva SO, a wholly-owned subsidiary of Innoviva, Inc. (collectively, “Innoviva”), pursuant to which we agreed to issue and sell to Innoviva, in the 2021 Private Placement, 6,153,847 newly issued shares of our common stock and warrants to purchase 6,153,847 shares of common stock, with an exercise price per share of $3.25. Each share of common stock was sold together with one warrant granting the warrant holder the right to purchase an additional share of common stock at $3.25 per share. The January 2021 Private Placement occurred in two tranches.

First Closing: The First Closing occurred on January 26, 2021. Innoviva purchased 1,867,912 shares and warrants to purchase 1,867,912 shares of common stock for an aggregate purchase price of approximately $6.1 million.

Second Closing: The Second Closing occurred on March 17, 2021. Innoviva purchased 4,285,935 shares and warrants to purchase 4,285,935 shares of common stock for an aggregate purchase price of approximately $13.9 million.

Registration Rights Agreement and Investor Rights Agreement:

As part of the First Closing of the 2021 Private Placement, we entered into a registration rights agreement and an amended and restated investor rights agreement (the “A&R IRA”) with Innoviva.

Pursuant to such Registration Rights Agreement, on May 13, 2021, the Company filed a registration statement on Form S-3 covering the resale of the securities issued and sold pursuant to such Securities and Purchase Agreement with the SEC, which was declared effective on May 20, 2021.

The A&R IRA provides that for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of common stock of Armata on a fully-diluted basis, Innoviva shall have the right to designate two directors to our Board of Directors and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva shall have the right to designate one director, subject to certain conditions and qualifications set forth in the A&R IRA. The A&R IRA also provides Innoviva with certain subscription rights in the event of any new issuances.

October 2021 Private Placement

On October 28, 2021, the Company entered into a securities purchase agreement (the “October 2021 Securities Purchase Agreement”) with the Cystic Fibrosis Foundation (“CFF”), a Delaware corporation, the Company’s partner for its lead Phase 1b/2a clinical development program, and Innoviva SO, a wholly-owned subsidiary of Innoviva, Inc., for the private placement of newly issued shares of common stock of the Company. Pursuant to the October 2021 Securities Purchase Agreement, the Company issued and sold 909,091 shares to CFF and 1,212,122 shares of its common stock to Innoviva, each at a per share price of $3.30 (the “October 2021 Private Placements”).

Registration Rights Agreement and Investor Rights Agreement:

As part of the October 2021 Private Placement, the Company also entered into a registration rights agreement (the “October 2021 Registration Rights Agreement”) with the Purchasers. Pursuant to the October 2021 Registration Rights Agreement, on March 29, 2022, the Company filed a registration statement on Form S-3 covering the resale of the securities issued and sold pursu pursuant to the Securities Purchase Agreement with the SEC, which was declared effective on April 6, 2022.

The Company also entered into an Amended and Restated Voting Agreement with Innoviva (the “October 2021 Voting Agreement”), pursuant to which Innoviva agreed not to vote or take any action by written consent with respect to shares of common stock of the Company held by Innoviva, or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock issued and outstanding of the Company as of any given record date for voting (such shares, for purposes of this paragraph, the “Excess Shares”) on matters related to the election of directors to the Board of Directors or removal of directors from the Board of Directors (for the purposes of this paragraph, “Board Matters”) presented at any meeting of the stockholders of the Company (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board of Directors authorizes Innoviva to vote such Excess Shares with respect to Board Matters.

Februay 2022 Private Placement

On February 9, 2022, the Company entered into a securities purchase agreement to sell its common stock and warrants to Innoviva (“February 2022 Private Placement”). The gross proceeds to the Company from the transaction were $45 million, before deducting estimated offering expenses.

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

Registration Rights Agreement and Investor Rights Agreement:

As part of the first closing of the February 2022 Private Placement, the Company entered into an amended and restated investor rights agreement (the “Second A&R IRA”), which amended and restated in its entirety that certain Investor Rights Agreement, dated February 12, 2020, as amended and restated as of January 26, 2021, by and among Innoviva, Innoviva, Inc. and the Company. Pursuant to the Second A&R IRA, for so long as Innoviva and its affiliates hold at least 12.5% of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate two directors to the Board of Directors of the Company and for so long as Innoviva and its affiliates hold at least 8%, but less than 12.5%, of the outstanding shares of common stock of the Company on a fully-diluted basis, Innoviva and its affiliates shall have the right to designate one director to the Board of Directors, subject to certain conditions and qualifications set forth in the Second A&R IRA. The Second A&R IRA also provides Innoviva and its affiliates with certain subscription rights in the event of any new issuances.

The Company also entered into a registration rights agreement with Innoviva. Pursuant to the Registration Rights Agreement, on May 16, 2022, the Company filed a registration statement on Form S-3 covering the resale of the securities issued and sold pursuant such Securities Purchase Agreement with the SEC, which was effective on May 31, 2022.

The Company also entered into an amended and restated voting agreement with Innoviva and Innoviva, Inc. (the “February 2022 Voting Agreement”), which amended and restated in its entirety that certain Voting Agreement dated January 26, 2021, as amended and restated as of October 28, 2021, pursuant to which Innoviva and its affiliates agreed not to vote or take any action by written consent with respect to shares of common stock of the Company held by Innoviva or any of its subsidiaries which represent, in the aggregate, more than 49.5% of the total number of shares of common stock voting with respect to certain matters (such shares, for purposes of this paragraph, the “Excess Shares”) related to the election of directors to the Board of Directors, removal of directors from the Board of Directors or amendment of the bylaws of the Company to reduce the maximum number of directors or set the number of directors who may serve on the Board of Directors (for the purposes of this paragraph,

“Board Matters”) presented at any meeting of the stockholders of the Company (or any adjournment or postponement thereof) or for their action by written consent, in each case, unless the Board of Directors authorizes Innoviva or its affiliates to vote such Excess Shares with respect to Board Matters.

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

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees incurred for Ernst & Young LLP services for the years ended December 31, 2022 and 2021:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Armata Pharmaceuticals, Inc.
Audit Fees	$415,000	$370,000
Audit Related Fees	26,000	10,000
Tax Fees	—	—
All Other Fees	10,000	—
Total	$451,000	$380,000

Representatives of Ernst & Young LLP attended all of the meetings of the Audit Committee occurring during the years ended December 31, 2022 and 2021.

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

PART IV

Item 15.   EXHIBITS

(1)	The following is an index of the financial statements required by this item that are included in this Form 10-K:

(2)	Financial Statement Schedules. Financial statement schedules are not included herein as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and accompanying notes included in this Form 10-K

(3)	Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Document

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

10.10+	Form of Director Appointment Letter (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 10, 2019).

10.11*

Research Collaboration and Option to License Agreement, effective as of May 24, 2017, by and between Synthetic Genomics, Inc. and Merck Sharp & Dohme Corp. (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.12*

Asset Purchase Agreement, dated as of February 14, 2018, by and between C3J Therapeutics, Inc., Synthetic Genomics, Inc. and Synthetic Genomics Vaccines, Inc., as amended by Amendment to Asset Purchase Agreement, made and entered into as of December 20, 2018 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

10.13

Securities Purchase Agreement, dated January 26, 2021, by and between the Company and Innoviva (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.14

Amended and Restated Investor Rights Agreement, dated January 26, 2021, by and between the Company and Innoviva Strategic Opportunities LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.15*

Letter Agreement, dated as of March 10, 2020, by and between Armata Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.16+

Employment Agreement, dated as of January 18, 2012, by and between C3 Jian, Inc. and Brian Varnum (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.17+

Employment Agreement, dated August 1, 2021, between Armata Pharmaceuticals, Inc. and Brian Varnum, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.18

Securities Purchase Agreement, dated October 29, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.19

Registration Rights Agreement, dated October 29, 2021, by and among the Company, Innoviva, and CFF (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.20

Amended and Restated Voting Agreement, dated October 29, 2021, by and among the Company, Innoviva, and Innoviva, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).

10.21

Lease Agreement, dated October 28, 2021, by and between the Company and 5005 McConnell Avenue, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2021).

10.22

Assignment and First Amendment of Office Lease, dated as of April 2020, by and among Armata Pharmaceuticals, Inc., C3 Jian, Inc. and Marina Business Center, LLC (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2020).

10.23

Securities Purchase Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.24

Amended and Restated Investor Rights Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.25

Registration Rights Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.26

Second Amended and Restated Voting Agreement, dated February 9, 2022, by and among the Company and Innoviva (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

10.27

Advisory Agreement, dated March 28, 2022, between the Company and Mr. Martin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2022).

10.28

Employment Agreement, dated March 28, 2022, between the Company and Ms. Butler. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2022)

10.29

Letter Agreement, dated December 14, 2022, by and between the Company and Todd R. Patrick (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).

10.30

Secured Convertible Credit and Security Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2023).

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

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMATA PHARMACEUTICALS, INC.

Date: March 16, 2023	By:	/s/ Brian Varnum
Name: Brian Varnum, Ph.D.
Title: Chief Executive Officer
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Varnum, and Erin Butler, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Varnum	Chief Executive Officer and Director	March 16, 2023
Brian Varnum, Ph.D.	(Principal Executive Officer)

/s/ Erin Butler	Vice President, Finance and Administration	March 16, 2023
Erin Butler	(Principal Financial and Accounting Officer)

/s/ Jules Haimovitz	Chairman of the Board of Directors	March 16, 2023
Jules Haimovitz

/s/ Odysseas D. Kostas, M.D	Director	March 16, 2023
Odysseas D. Kostas, M.D.

/s/ Robin Kramer	Director	March 16, 2023
Robin Kramer

/s/ Joseph M. Patti, Ph.D.	Director	March 16, 2023
Joseph M. Patti, Ph.D.

/s/ Todd C. Peterson, Ph.D.	Director	March 16, 2023
Todd C. Peterson, Ph.D.

/s/ Sarah J. Schlesinger, M.D.	Director	March 16, 2023
Sarah J. Schlesinger, M.D.