Form 10-Q
period 2023-03-31
Armata Pharmaceuticals, Inc.
filed 2023-05-11
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 5, 2023 was 36,144,706.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or events to be materially different from any future results, performance, or events expressed or implied by the forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding:

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

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $16.3 million DoD grant;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;

●	our ability to advance our clinical development programs, which could be impacted by the ongoing COVID-19 pandemic;
●	the expected impact of the ongoing COVID-19 pandemic on our operations and any statements of assumptions underlying any of the items mentioned; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section hereof entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this Quarterly Report. In addition, this Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates, and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events, or otherwise.

This Quarterly Report includes trademarks and registered trademarks of Armata Pharmaceuticals, Inc. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

As used in this Quarterly Report, unless the context requires otherwise, the “Company,” “we,” “us,” and “our” refer to Armata Pharmaceuticals, Inc. and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,106,000	$14,852,000
Awards receivable	1,257,000	1,936,000
Prepaid expenses and other current assets	12,232,000	10,259,000
Total current assets	38,595,000	27,047,000
Restricted cash	5,720,000	5,960,000
Property and equipment, net	5,437,000	3,617,000
Operating lease right-of-use asset	42,828,000	43,035,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	2,453,000	2,429,000
Total assets	$108,779,000	$95,834,000

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$5,000,000	$6,034,000
Accrued compensation	923,000	1,828,000
Current portion of operating lease liabilities	13,104,000	17,011,000
Convertible debt	32,388,000	—
Total current liabilities	51,415,000	24,873,000
Operating lease liabilities, net of current portion	31,840,000	31,804,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	86,332,000	59,754,000

Shareholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,144,706 shares issued and outstanding at March 31, 2023 and December 31, 2022	361,000	361,000
Additional paid-in capital	276,350,000	275,493,000
Accumulated deficit	(254,264,000)	(239,774,000)
Total shareholders’ equity	22,447,000	36,080,000
Total liabilities and shareholders’ equity	$108,779,000	$95,834,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Grant revenue	$796,000	$1,236,000
Operating expenses
Research and development	9,604,000	8,028,000
General and administrative	2,538,000	1,983,000
Total operating expenses	12,142,000	10,011,000
Loss from operations	(11,346,000)	(8,775,000)
Other income (expense)
Interest income	18,000	1,000
Change in fair value of convertible debt	(3,162,000)	—
Total other income (expense), net	(3,144,000)	1,000
Net loss	$(14,490,000)	$(8,774,000)
Per share information:
Net loss per share, basic and diluted	$(0.40)	$(0.30)
Weighted average shares outstanding, basic and diluted	36,045,040	28,996,499

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2023 and 2022

(unaudited)

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,333,000	—	44,423,000
Forfeiture of restricted stock awards	(246)	—	—	—	—
Share-based compensation	—	—	493,000	—	493,000
Net loss	—	—	—	(8,774,000)	(8,774,000)
Balances, March 31, 2022	36,112,053	$361,000	$272,809,000	$(211,631,000)	$61,539,000

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	36,144,706	$361,000	$275,493,000	$(239,774,000)	$36,080,000
Share-based compensation	—	—	857,000	—	857,000
Net loss	—	—	—	(14,490,000)	(14,490,000)
Balances, March 31, 2023	36,144,706	$361,000	$276,350,000	$(254,264,000)	$22,447,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(14,490,000)	$(8,774,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	230,000	226,000
Share-based compensation	857,000	493,000
Change in fair value of convertible debt	3,162,000	—
Changes in operating assets and liabilities:
Award receivable	679,000	1,753,000
Accounts payable and accrued liabilities	(1,342,000)	940,000
Accrued compensation	(905,000)	234,000
Operating lease right-of-use asset and liability, net	(3,664,000)	890,000
Prepaid expenses and other current assets	(2,097,000)	723,000
Net cash used in operating activities	(17,570,000)	(3,515,000)
Investing activities:
Purchases of property and equipment	(2,010,000)	(236,000)
Net cash used in investing activities	(2,010,000)	(236,000)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	29,594,000	—
Proceeds from sale of common stock, net of offering costs	—	44,631,000
Net cash provided by financing activities	29,594,000	44,631,000
Net increase in cash, cash equivalents and restricted cash	10,014,000	40,880,000
Cash, cash equivalents and restricted cash, beginning of period	20,812,000	11,488,000
Cash, cash equivalents and restricted cash, end of period	$30,826,000	$52,368,000
Supplemental disclosure of cash flow information:
Paycheck Protection Program loan forgiveness	$—	$208,000
Unpaid debt issuance costs	$268,000	$—
Property and equipment included in accounts payable	$40,000	$19,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$25,106,000	$46,408,000
Restricted cash	5,720,000	5,960,000
Cash, cash equivalents and restricted cash	$30,826,000	$52,368,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”), and together with its subsidiaries, is referred to herein as, the “Company”) is a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP”.

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

On January 10, 2023, the Company entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC, a wholly‐owned subsidiary of Innoviva, Inc. (Nasdaq: INVA) (collectively, “Innoviva”), a principal shareholder of the Company. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Credit Agreement provides that if a Qualified Financing (as defined in the Credit Agreement) occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also required the Company to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2023. The Credit Agreement also confers upon the lender the option to convert any outstanding Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

On February 9, 2022, the Company entered into a securities purchase agreement (“February 2022 Securities Purchase Agreement”) to sell its Common Stock and warrants to Innoviva. Pursuant and subject to the terms and conditions of the February 2022 Securities Purchase Agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of the Company’s Common Stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of Common Stock, with an exercise price of $5.00 per share. The stock purchases closed in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of Common Stock for an aggregate purchase price of approximately $18.1 million. At the closing of the second tranche, following the Company’s shareholders voting in favor of the transaction on March 30, 2022, Innoviva purchased 5,385,208 shares of Common Stock and warrants to purchase 2,692,604 shares of Common Stock for an aggregate purchase price of $26.9 million on March 31, 2022.

As of March 31, 2023, the Company had cash and cash equivalents of $25.1 million. Considering the Company’s current cash resources, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the third quarter of 2023. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

Management plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing shareholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing shareholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Armata and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2022 included in the Company’s Form 10-K, filed with the SEC on March 16, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. Any reference in the Notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In-Process Research and Development (“IPR&D”)

IPR&D assets are intangible assets with indefinite lives and are not subject to amortization. The Company’s IPR&D assets represent capitalized incomplete research projects acquired by the Company, which is related to the development of natural phage combinations for the treatment of Staphylococcus aureus infections (“S. aureus”), examples of which comprise AP-SA01 and AP-SA02. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. Upon successful completion of each project, the Company makes a determination as to the then remaining useful life of the intangible asset and begins amortization.

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

Basic and Diluted Net Loss per Share

Net earnings or loss per share (“EPS”) is calculated in accordance with the applicable accounting guidance provided in ASC 260, Earnings per Share. The Company uses the two-class method for the computation and presentation of net income (loss) per common share attributable to common shareholders. The two-class method is an earnings allocation formula that calculates basic and diluted net income (loss) per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Under the two-class method, warrants issued to Innoviva are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreements. Undistributed net losses are allocated entirely to common shareholders since the participating security has no contractual obligation to share in the losses.

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

The calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of liability classified warrants, and the presumed exercise of such securities are dilutive to net loss per share for the period, an adjustment to net loss available to common shareholders used in the calculation is required to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

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

Leases

The Company determines if an arrangement contains a lease at inception. The Company currently only has operating leases. The Company recognizes a right-of-use operating lease asset and associated short and long-term operating lease liability on its condensed consolidated balance sheet for operating leases greater than one year. The right-of-use assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Right-of-use operating lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments, including noncash lease payments, the Company will pay over the lease term. The Company determines the lease term at the inception of each lease, which includes renewal options only if the Company concludes that such options are reasonably certain to be exercised.

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

Research and Development Expenses

Research and development (“R&D”) costs consist primarily of direct and allocated salaries, incentive compensation, share-based compensation and other personnel-related costs, facility costs, and third-party services. Third-party services include studies and clinical trials conducted by clinical research organizations. R&D activities are expensed as incurred. The Company records accruals for estimated ongoing clinical trial expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Judgments and estimates are made in determining the accrued balances at the end of the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance became effective for calendar-year smaller reporting public entities in the first quarter of 2023. The Company adopted this ASU as of January 1, 2023 which did not have an impact on its consolidated financial statements or related disclosures.

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

4. Net Loss per Share

The following outstanding securities as of March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31, 2023	March 31, 2022
Options	3,365,429	2,306,339
Unvested restricted stock units	30,000	30,000
Restricted stock awards	99,666	123,772
Warrants	20,549,338	21,147,219
Total	24,044,433	23,607,330

5. Balance Sheet Details

Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Laboratory equipment	$12,057,000	$10,007,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	449,000	449,000
Leasehold improvements	3,447,000	3,447,000
Total	16,770,000	14,720,000
Less: accumulated depreciation	(11,333,000)	(11,103,000)
Property and equipment, net	$5,437,000	$3,617,000

Depreciation expense totaled $0.2 million for each of the three months ended March 31, 2023 and 2022, respectively.

6. Convertible Debt

As described in Note 2, on January 10, 2023, the Company received a Loan of $30 million from Innoviva pursuant to the Credit Agreement. The Loan bears an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Credit Agreement provides that if a Qualified Financing occurs, which is defined in the Credit Agreement as a financing from new investors of at least $30 million, the outstanding principal amount of and all accrued and unpaid interest on the Loan shall be converted into shares of the Company’s common stock, at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Credit Agreement also required the Company to file the Registration Statement for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Credit Agreement also confers upon the lender the option to convert any outstanding Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The Company evaluated authoritative guidance for accounting for the Loan and concluded that the Loan should be accounted for at fair value under ASC 480, Distinguish Liabilities from Equity, due to the fact that the Loan will predominately be settled with the Company’s Common Stock. Consequently, the Company recorded the Loan in its entirety at fair value on its balance sheet, with changes in fair value recorded as other income (expenses) in the statement of operations during each reporting period.

The Company estimates the fair value of the Loan using a weighted probability of various scenario of the Loan during its term, utilizing significant assumptions and estimates such as volatility and risk-free interest rates, which are level 3 fair value inputs unobservable from active markets.

The following table presents the Company’s fair value measurements using level 3 inputs during the three months ended March 31, 2023.

Fair Value
Balance at December 31, 2022	$—
Net issuance of the Loan	29,226,000
Change in fair value	3,162,000
Balance at March 31, 2023	$32,388,000

7. Shareholders’ Equity

Private Investment

February 2022 Private Placement

On February 9, 2022, the Company entered into the February 2022 Securities Purchase Agreement to sell its Common Stock and warrants to Innoviva. Pursuant and subject to the terms and conditions of the February 2022 Securities Purchase Agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of the Company’s Common Stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of Common Stock, with an exercise price of $5.00 per share. The stock purchases occurred in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of Common Stock and warrants to purchase 1,807,396 shares of Common Stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon the Company’s shareholders voting in favor of the transaction, Innoviva purchased 5,385,208 shares of Common Stock and warrants to purchase 2,692,604 shares of Common Stock for an aggregate purchase price of $26.9 million.

Warrants issued to Innoviva expire five years from the respective issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

On March 31, 2023, outstanding warrants to purchase shares of Common Stock are as follows:

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

The Company has issued restricted stock awards (“RSAs”) under certain legacy option plans that generally vest two to four years based on service conditions. The RSAs began vesting in May 2019, and no additional awards will be issued under this legacy plan.

Share-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model (“Black-Scholes”). Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on the accelerated attribution method over the requisite service period.

The assumptions used in the Black-Scholes model during the three months ended March 31, 2023 are presented below. There were no stock options granted during the three months ended March 31, 2022.

Three months ended
March 31, 2023
Risk-free interest rate	3.54% - 4.20%
Expected volatility	90.99% - 91.58%
Expected term (in years)	5.5 - 7.0
Expected dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of Armata and peer companies’ common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff

Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant-by-grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its Common Stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.

The tables below summarize the total share-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
Research and development	$545,000	$303,000
General and administrative	312,000	190,000
Total share-based compensation	$857,000	$493,000

Stock option transactions during the three months ended March 31, 2023 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2022	3,352,803	$5.32	7.8
Granted	17,500	2.36
Exercised	—	—		$—
Forfeited/Cancelled	(4,874)	25.99
Outstanding at March 31, 2023	3,365,429	$5.27	7.6	$1,375
Vested and expected to vest at March 31, 2023	3,365,429	$5.27	7.6	$1,375
Exercisable at March 31, 2023	1,530,910	$6.04	6.5	$—

There were no grants, vesting or cancellations of the Company’s restricted stock awards and restricted stock units during the three months ended March 31, 2023.

The aggregate intrinsic value of options at March 31, 2023 is based on the Company’s closing stock price on that date of $1.67 per share. As of March 31, 2023, there was $2.4 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.87 years.

Shares Reserved for Future Issuance

As of March 31, 2023, the Company had reserved shares of its Common Stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,365,429
Unvested restricted stock units	129,666
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	563,445
Warrants outstanding	20,549,338
Total shares reserved	24,617,626

9. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022. As of both March 31, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative losses.

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

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, and the Company is responsible for construction costs over such allowance. Out of pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated. As of November 16, 2022, the Company finalized the budget to complete the construction of the 2021 Lease. Accordingly, the Company re-measured the lease liability and related right-of-use asset as of November 30, 2022, using an incremental borrowing rate of 11.8%. The re-measured lease liability of the 2021 Lease as of November 16, 2022 was $37.0 million, and the related right of use asset was $33.8 million.

In connection with the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the total amount of $5.0 million to the landlord in 2022.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there is adequate insurance to cover many different types of liabilities, the Company’s insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the Company’s consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our consolidated results of operations or financial position.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $0.8 million and $1.2 million in grant revenue from the MTEC Agreement during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company had $0.8 million and $1.2 million as unbilled awards receivable from MTEC, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits were recognized during the three months ended March 31, 2023 or 2022. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed on March 16, 2023 with the U.S. Securities and Exchange Commission (the “SEC”).

On May 9, 2019, our predecessor company, C3J Therapeutics, Inc. (“C3J”) completed a reverse merger with AmpliPhi Biosciences Corporation, a bacteriophage development stage company (“AmpliPhi”), where Ceres Merger Sub, Inc., a wholly-owned subsidiary of AmpliPhi, merged with and into C3J (the “Merger”). Immediately prior to the Merger, AmpliPhi changed its name to Armata Pharmaceuticals, Inc.

Our common stock is traded on the NYSE American exchange under the symbol “ARMP.” We are headquartered in Marina del Rey, CA, in a 35,000 square-foot research and development facility built for product development to support advancing phage products from the bench to the clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical material.

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the third quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific cGMP capabilities to advance a broad pipeline of high-quality bacteriophage product candidates.

We are developing and advancing our lead clinical phage candidate for Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the FDA for our IND application for AP-PA02. In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event (TEAE) profile similar to placebo. Only mild, self-limited adverse events possibly related to study drug were reported in a few subjects. PK findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure. Single ascending doses (SAD) and multiple ascending doses (MAD) resulted in a proportional increase in exposure as measured in induced sputum. Additionally, achieved exposures were relatively consistent from subject to subject. Bacterial levels of P. aeruginosa in the sputum were measured at several time points and compared to baseline levels prior to study drug administration. Trends suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at end of treatment as compared to placebo after ten days of dosing. Importantly, for subjects with the highest average exposure of susceptible phage, there was durability of approximately two-log reduction from end of treatment to end of study (day 28 post dose). PK/PD analysis indicates significant microbiological impacts in the subjects with highest exposures. This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

We are also developing a phage product candidate for Staphylococcus aureus (“S. aureus”) for the treatment of S. aureus bacteremia, AP-SA02. On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with complicated S. aureus bacteremia. On November 17, 2021, Armata announced that it had received from the FDA the approval to proceed for our Investigational New Drug application for AP-SA02, and in May 2022, the Company dosed the first patient in the Phase 1b/2a trial (“diSArm” trial).

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, NCFB (non-cystic fibrosis bronchiectasis). The Company initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The "Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

On August 1, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI (periprosthetic joint infection). The Company plans to initiate a Phase 1b/2a trial in 2023, which will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

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

We have generally incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2023, we had an accumulated deficit of $254.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so. Our existing cash and cash equivalents will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our shareholders.

Recent Events

2023 Credit Agreement

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc., our principal shareholder. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock, par value $0.01 per share (“Common Stock”) at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also required us to file a registration statement

(the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Credit Agreement also confers upon the lender the option to convert any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

	March 31,		Change
	2023	2022	Amount	%

Grant revenue	$796,000	$1,236,000	$(440,000)	(35.6)%
Operating expenses
Research and development	9,604,000	8,028,000	1,576,000	19.6%
General and administrative	2,538,000	1,983,000	555,000	28.0%
Total operating expenses	12,142,000	10,011,000	2,131,000	21.3%
Loss from operations	(11,346,000)	(8,775,000)	(2,571,000)	29.3%
Other income (expense)
Interest income	18,000	1,000	17,000	1700.0%
Change in fair value of convertible debt	(3,162,000)	—	(3,162,000)	100.0%
Total other income (expense), net	(3,144,000)	1,000	(3,145,000)	(314,500)%
Net loss	$(14,490,000)	$(8,774,000)	$(5,716,000)	65.1%

Grant Revenue

The Company recognized $0.8 million and $1.2 million of grant revenue during each of the three months ended March 31, 2023 and 2022, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

Research and development expenses for the three months ended March 31, 2023 and 2022 were $9.6 million and $8.0 million, respectively. The net increase of $1.6 million was primarily related to an increase of $0.4 million related to increased clinical trial activities and laboratory supplies expenses, $0.7 million in personnel costs, and $0.4 million in lease expenses.

General and Administrative

General and administrative expenses were $2.5 million for the three months ended March 31, 2023 and $2.0 million for the same period of 2022. The increase of $0.5 million is primarily related to $0.4 million increase in legal and profession expenses, and $0.1 million of increase in lease expenses.

Other Income (Expense)

For the three months ended March 31, 2023, we recorded the change of fair value of our Loan from Innoviva, which is recorded at fair value in its entirety of $3.2 million.

Income Taxes

There was no income tax expense or benefit for the three months ended March 31, 2023 and 2022.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $17.6 million, as compared to $3.5 million for the three months ended March 31, 2022. The increase of $14.1 million was primarily due to a $5.7 million increase in net loss, an increase of $11.9 million in cash used for operating assets and liabilities, and offset by increases of $3.5 million related to non-cash reconciling items from net loss to cash used in operating activities.

Investing Activities

Net cash used in investing activities was $2.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, and primarily related to capital equipment purchases.

Financing Activities

Net cash provided by financing activities was $29.6 million for the three months ended March 31, 2023, which was primarily comprised of $29.6 million of proceeds raised from the convertible debt issued to Innoviva, net of issuance costs.

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

As of March 31, 2023, we had unrestricted cash and cash equivalents of $25.1 million. Considering our current cash resources, management believes our existing resources will be sufficient to fund our planned operations into the third quarter of 2023. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

In light of recent bank failures and related concerns regarding the financial condition of certain banking institutions with exposure to certain types of depositors and large portfolios of investment securities, the Company transferred cash and cash equivalents previously held at regional banks to larger financial institutions. The Company held funds on deposit at First Republic Bank (“First Republic”) when the Federal Deposit Insurance Company placed First Republic into receivership and then sold it to JP Morgan Chase, National Association (“JP Morgan Chase”) on May 1, 2023. Approximately $4.6 million of the funds exceeded FDIC insurance limits, and included funds in the form of a certificate of deposit held in trust as collateral for a letter of credit issued by First Republic for the benefit of the Company’s McConnell facility landlord, which letter of credit was included in the sale of assets to JP Morgan Chase. The Company currently has full access to all of our bank accounts, including those with First Republic, and has been able to transact business in the ordinary course. While we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments and do not anticipate any material impact on our financial condition or operations as a result of the recent bank failures, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

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

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our shareholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment by our shareholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing shareholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to fair value of our convertible debt, the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 3 to the condensed consolidated financial statements contained elsewhere in this report. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and then Vice President of Finance (our then Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and then Vice President of Finance concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our former Vice President of Finance (and then Principal Financial and Accounting Officer), of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, that evaluation, with the participation of our current Chief Financial Officer, is ongoing and because of its ongoing nature, there can be no assurance that we will not identify any change that would materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 1A. RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors, or contain changes to the similarly titled risk factors, included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, the global economic climate and effects of the COVID-19 pandemic may amplify many of the risks described below or their impact on us.

Summary of Risk Factors

Our ability to execute on our business strategy is subject to a number of risks, which are discussed more fully below in this section. You should carefully consider these risks before making an investment in our common stock. These risks include, among others, the following:

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations;
●	Public health crises such as pandemics or similar outbreaks could materially and adversely affect our preclinical and clinical trials, business, financial condition and results of operations;
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain;
●	We have never generated any revenue from product sales and may never be profitable;
●	Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our Board of Directors;

●	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable;
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	If we are unable to obtain FDA approval of our products, we will not be able to commercialize our products in the United States;
●	Results from preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere;
●	Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval for and commercialize our product candidates;
●	We have not completed formulation development of our product candidates;
●	Our product candidates must undergo rigorous clinical testing, such clinical testing may fail to demonstrate safety and efficacy and any of our product candidates could cause undesirable side effects, which would substantially delay or prevent regulatory approval or commercialization;
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials;
●	Any deficiencies or failures in our ability to successfully transfer our manufacturing processes to our new manufacturing facility located in Los Angeles, and abide by cGMP regulations with respect to the new facility could lead to a material adverse impact on our business, results of operations, financial conditions, and prospects;
●	We may conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials;
●	We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates;
●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business;
●	A variety of risks associated with our international operations could materially adversely affect our business;
●	We may face risks associated with build activities related to the lease agreement entered into during 2021 for future research and manufacturing needs;
●	We depend upon key personnel who may terminate their employment with us at any time and we may need to hire additional qualified personnel in order to obtain financing, pursue collaborations or develop and market our product candidates;
●	We must manage a geographically dispersed organization;
●	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates;

●	We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture our product candidates in a timely manner, which could have an adverse impact on our results of operations and may delay development and commercialization of our product candidates;
●	We are dependent on patents, trade secrets and other forms of non-patent intellectual property protection. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer;
●	If we are sued for infringing intellectual property rights of third parties or if we are forced to engage in an interference proceeding, it will be costly and time-consuming, and an unfavorable outcome in that litigation or interference would have a material adverse effect on our business;
●	If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited;
●	There is a substantial risk of product liability claims in our business. If we do not obtain sufficient liability insurance, a product liability claim could result in substantial liabilities;
●	Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which would negatively affect our ability to achieve profitability;
●	The uncertainty associated with pharmaceutical reimbursement and related matters may adversely affect our business;
●	Innoviva may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support;
●	The price of our common stock has been and may continue to be volatile;
●	Conversion of our convertible notes will dilute the ownership interest of existing shareholders, or may otherwise depress the market price of our common stock; and
●	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Risks Related to Our Financial Condition and Need for Additional Capital

There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need to raise additional capital to support our operations.

The unaudited condensed consolidated financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements as of March 31, 2023 and December 31, 2022 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2023, we had unrestricted cash and cash equivalents of $25.1 million, and we have had recurring losses from operations and negative operating cash flows since inception.

We will need to raise additional capital to support our operations and product development activities. In the near term, we expect to continue to fund our operations, if at all, primarily through equity and debt financings. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our shareholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

On February 9, 2022, we entered into a securities purchase agreement to sell our common stock and warrants to Innoviva (“February 2022 Private Placement”). Pursuant and subject to the terms and conditions of the securities purchase agreement and related agreements, Innoviva agreed to purchase 9,000,000 newly issued shares of our common stock, at a price of $5.00 per share, and warrants to purchase up to 4,500,000 additional shares of our common stock, with an exercise price of $5.00 per share. The stock purchases occurred in two tranches. On February 9, 2022, Innoviva purchased 3,614,792 shares of common stock and warrants to purchase 1,807,396 shares of common stock for an aggregate purchase price of approximately $18.1 million. On March 31, 2022, upon our shareholders voting in favor of the transaction, Innoviva purchased 5,385,208 shares of common stock and warrants to purchase 2,692,604 shares of common stock for an aggregate purchase price of $26.9 million.

On January 10, 2023, we entered into, as borrower, the Credit Agreement with Innoviva SO. The Credit Agreement provides for the Loan, which is a secured term loan facility in an aggregate amount of $30 million at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

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

In addition, raising additional capital through the sale of securities could cause significant dilution to our shareholders. Any additional fundraising efforts may divert our management from their day to day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

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

●

changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected or increased costs, or to discontinue the clinical trials altogether;

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

As of March 31, 2023, our accumulated deficit was $254.3 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the quarter ended March 31, 2023 and the year ended December 31, 2022, we had losses from operations of $11.3 million and $36.9 million, respectively. Additional information regarding our results of operations may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in this Annual Report.

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

To date, we have funded our operations primarily through private placement offerings of equity securities. As of March 31, 2023, we had cash and cash equivalents of $25.1 million. We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future as we continue our development programs for our product candidates. We maintain our cash and cash equivalents with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, such corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain shareholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

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

Risks Related to Our Common Stock

Innoviva may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

       Upon closing of both the first and second tranche of the February 2022 Private Placement, Innoviva owned approximately 70% of our outstanding shares and 19,364,647 warrants to purchase shares of our common stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 80.1% of our issued and outstanding shares of common stock. In addition, on January 10, 2023, we entered into, as borrower, the Credit Agreement with Innoviva. The Credit Agreement provides for the Loan, which is a secured term loan facility in an aggregate amount of $30 million at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. The Loan is mandatorily convertible into our common stock upon a qualified financing event, as defined in the Credit Agreement. The Loan is also convertible into our common stock at any time prior to maturity at the option of Innoviva at a specified conversion price. Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price. Accordingly, our shareholders other than Innoviva may be unable to influence management and exercise control over our business.

The price of our common stock has been and may continue to be volatile.

As of March 31, 2023, we had outstanding common warrants to purchase an aggregate of 20,549,338 shares of our common stock at a weighted-average exercise price of $3.71 per share. As of March 31, 2023, warrants included warrants issued to Innoviva during the January 2021 Private Placement which have an exercise price of $3.25, as well as warrants issued to Innoviva during the 2020 Private Placement which have an exercise price of $2.87 per share. We also have outstanding options to exercise 3,365,429 shares of our common stock at a weighted-average exercise price of $5.27 per share. Although we cannot determine when these warrants or options will ultimately be exercised, it is reasonable to assume that such warrants and options will be exercised only if the exercise price is below the market price of our common stock. To the extent any of our outstanding warrants or options are exercised, additional shares of our common stock will be issued that will generally be eligible for resale in the public market (subject to limitations under Rule 144 under the Securities Act for certain of our warrants and with respect to shares held by our affiliates), which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Conversion of our convertible notes will dilute the ownership interest of existing shareholders, or may otherwise depress the market price of our common stock.

On January 10, 2023, we entered into, as borrower, the Credit Agreement with Innoviva SO, a wholly owned subsidiary of Innoviva, Inc., a principal shareholder of us, pursuant to which Innoviva provided us with the Loan described in more detail above. The Loan is a secured term loan facility in an aggregate amount of $30 million at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Repayment of the Loan is required to be guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Credit Agreement provides that if a Qualified Financing, as defined in the Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Loan shall be converted into shares of our common stock at a price per share equal to a 15.0% discount to the lowest price per share for our common stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of our common stock immediately prior to the consummation of a Qualified Financing event). The Credit Agreement also requires us to file the Registration Statement for the resale of all securities issued to the lender in connection with any conversion under the Credit Agreement, which the Company originally filed on

February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Credit Agreement also confers upon the lender the option to convert any outstanding Loan amount, including all accrued and unpaid interest thereon, may be converted at the lender’s option, into shares of our common stock at a price per share equal to the greater of book value or market value per share of our common stock on the date immediately preceding the effective date of the Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The conversion of some or all of the Loan will dilute the ownership interests of existing shareholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the anticipated conversion of the Loan into shares of our common stock could depress the market price of our common stock.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our shareholders’ sole source of gain for the foreseeable future.

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

Sales of a substantial number of shares of our common stock in the public market by our existing shareholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our stock price to decline.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

Provisions of Washington law and our current articles of incorporation and bylaws may discourage another company from acquiring us and may prevent attempts by our shareholders to replace or remove our current management.

Provisions of Washington law and our current articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace or remove our Board of Directors. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by shareholders;
●	requiring supermajority shareholder voting to effect certain amendments to our articles of incorporation and bylaws; and
●	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

In addition, because we are incorporated in Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which, among other things, restricts the ability of shareholders owning 10% or more of our outstanding voting stock from merging or combining with us. These provisions could discourage potential acquisition attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

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

10.1

Secured Convertible Credit and Security Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 10, 2023).

10.2

Registration Rights Agreement, dated as of February 9, 2023, by and between the Company and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3, filed with the SEC on February 13, 2023).

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

ARMATA PHARMACEUTICALS, INC.

Date: May 11, 2023	By	/s/ Brian Varnum
Name: Brian Varnum
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Julianne Averill
Name: Julianne Averill
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)