Form 10-Q
period 2023-06-30
Armata Pharmaceuticals, Inc.
filed 2023-08-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 001-37544

ARMATA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1549568
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

5005 McConnell Avenue
Los Angeles, CA	90066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 665-2928

4503 Glencoe Avenue, Marina Gel Ray, CA

(Former name, former address, and former fiscal year, if changed since last year)

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 4, 2023 was 36,127,306.

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

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $16.3 million DoD grant;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;

●	our ability to advance our clinical development programs;
●	the effects of the ongoing conflict between the Ukraine and Russia and the recent and potential future bank failures or other geopolitical events; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,456,000	$14,852,000
Prepaid expenses	5,745,000	3,664,000
Other receivables	8,633,000	8,531,000
Total current assets	26,834,000	27,047,000
Restricted cash	5,720,000	5,960,000
Property and equipment, net	8,807,000	3,617,000
Operating lease right-of-use asset	43,652,000	43,035,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	2,453,000	2,429,000
Total assets	$101,212,000	$95,834,000

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$9,584,000	$6,034,000
Accrued compensation	1,098,000	1,828,000
Current portion of operating lease liabilities	14,528,000	17,011,000
Convertible debt	26,352,000	—
Total current liabilities	51,562,000	24,873,000
Operating lease liabilities, net of current portion	27,430,000	31,804,000
Deferred tax liability	3,077,000	3,077,000
Total liabilities	82,069,000	59,754,000

Shareholders’ equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,127,306 and 36,144,706 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	361,000	361,000
Additional paid-in capital	276,593,000	275,493,000
Accumulated deficit	(257,811,000)	(239,774,000)
Total shareholders’ equity	19,143,000	36,080,000
Total liabilities and shareholders’ equity	$101,212,000	$95,834,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Grant revenue	$980,000	$1,883,000	$1,776,000	$3,119,000
Operating expenses
Research and development	8,259,000	9,020,000	17,863,000	17,048,000
General and administrative	2,350,000	2,083,000	4,888,000	4,066,000
Total operating expenses	10,609,000	11,103,000	22,751,000	21,114,000
Loss from operations	(9,629,000)	(9,220,000)	(20,975,000)	(17,995,000)
Other income (expense)
Interest income	46,000	5,000	64,000	6,000
Change in fair value of convertible debt	6,036,000	—	2,874,000	—
Total other income (expense), net	6,082,000	5,000	2,938,000	6,000
Net loss	$(3,547,000)	$(9,215,000)	$(18,037,000)	$(17,989,000)
Per share information:
Net loss per share, basic	$(0.10)	$(0.26)	$(0.50)	$(0.55)
Weighted average shares outstanding, basic	36,068,130	35,999,642	36,056,649	32,517,416
Net loss per share, diluted	$(0.17)	$(0.26)	$(0.50)	$(0.55)
Weighted average shares outstanding, diluted	56,544,698	35,999,642	36,056,649	32,517,416

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2022	36,112,053	$361,000	$272,809,000	$(211,631,000)	$61,539,000
Issuance cost in connection with sale of common stock	—	—	(32,000)	—	(32,000)
Forfeiture of restricted stock awards	(123)	—	—	—	—
Exercise of stock options	21,775	—	71,000	—	71,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Share-based compensation	—	—	949,000	—	949,000
Net loss	—	—	—	(9,215,000)	(9,215,000)
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2023	36,144,706	$361,000	$276,350,000	$(254,264,000)	$22,447,000
Forfeiture of restricted stock awards	(3,699)	—	—	—	—
Return of restricted stock awards for tax withholdings	(13,701)	—	(18,000)	—	(18,000)
Share-based compensation	—	—	261,000	—	261,000
Net loss	—	—	—	(3,547,000)	(3,547,000)
Balances, June 30, 2023	36,127,306	$361,000	$276,593,000	$(257,811,000)	$19,143,000

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,301,000	—	44,391,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Forfeiture of restricted stock awards	(369)	—	—	—	—
Exercise of stock options	21,775	—	71,000	—	71,000
Share-based compensation	—	—	1,442,000	—	1,442,000
Net loss	—	—	—	(17,989,000)	(17,989,000)
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000

	Shareholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	36,144,706	$361,000	$275,493,000	$(239,774,000)	$36,080,000
Return of restricted stock awards for tax withholdings	(3,699)	—	—	—	—
Forfeiture of restricted stock awards	(13,701)	—	(18,000)	—	(18,000)
Share-based compensation	—	—	1,118,000	—	1,118,000
Net loss	—	—	—	(18,037,000)	(18,037,000)
Balances, June 30, 2023	36,127,306	$361,000	$276,593,000	$(257,811,000)	$19,143,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(18,037,000)	$(17,989,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	458,000	421,000
Share-based compensation	1,118,000	1,442,000
Change in fair value of convertible debt	(2,874,000)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	116,000	1,622,000
Accrued compensation	(730,000)	621,000
Operating lease right-of-use asset and liability, net	(7,474,000)	1,781,000
Prepaid expenses and other current assets	(2,207,000)	439,000
Net cash used in operating activities	(29,630,000)	(11,663,000)
Investing activities:
Purchases of property and equipment	(2,232,000)	(1,372,000)
Net cash used in investing activities	(2,232,000)	(1,372,000)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	29,226,000	—
Proceeds from sale of common stock, net of offering costs	—	44,414,000
Proceeds from exercise of warrants and stock options	—	71,000
Net cash provided by financing activities	29,226,000	44,485,000
Net increase in cash, cash equivalents and restricted cash	(2,636,000)	31,450,000
Cash, cash equivalents and restricted cash, beginning of period	20,812,000	11,488,000
Cash, cash equivalents and restricted cash, end of period	$18,176,000	$42,938,000
Supplemental disclosure of cash flow information:
Unpaid offering costs	$—	$23,000
Property and equipment included in accounts payable	$3,416,000	$85,000

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$12,456,000	$36,978,000
Restricted cash	5,720,000	5,960,000
Cash, cash equivalents and restricted cash	$18,176,000	$42,938,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”), and together with its subsidiaries, is referred to herein as, the “Company”, is a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. Armata’s common stock is traded on the NYSE American exchange under the ticker symbol “ARMP”.

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

2023 Credit Agreement

On July 10, 2023, the Company entered into, as borrower, a credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva”), a wholly owned subsidiary of Innoviva, Inc. (the “Parent”), a principal shareholder of the Company on July 10, 2023. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $25 million (the “Loan”) at an interest rate of 14.0% per annum, and has a maturity date of January 10, 2025. Repayment of the Loan is guaranteed by the Company’s domestic subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The Credit Agreement contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. The Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Credit Agreement, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

2023 Convertible Credit Agreement

On January 10, 2023, the Company entered into, as borrower, a secured convertible credit and security agreement (the “Convertible Credit Agreement”) with Innoviva. The Convertible Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Convertible Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Concurrently with the execution of the Credit Agreement, the Company entered into an amendment to that certain secured convertible credit and security agreement (the “First Amendment to Convertible Credit Agreement”). Pursuant to the First Amendment to Convertible Credit Agreement, the parties agreed to, among other things, extend the maturity date from January 10, 2024 to January 10, 2025.

Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Convertible Credit Agreement provides that if a Qualified Financing (as defined in the Credit Agreement) occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Convertible Loan shall be converted into shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Convertible Credit Agreement also required the Company to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

2022 Equity Financing

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

As of June 30, 2023, the Company had cash and cash equivalents of $12.5 million. The Company’s current cash resources, along with the funds received in the Loan financing closed in July 2023, that management believes will be sufficient to fund the Company’s planned operations into the first quarter of 2024. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Reclassifications

Certain prior year amounts, including tenant improvement receivable and awards receivable, have been reclassified to conform to the current year presentation. Refer to Note 6 Other Receivables table for details.

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

4. Fair Value Measurements

The Company's Convertible Loan (Note 7) is measured at fair value, which is revalued at each measurement period.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following three levels:

●Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company estimates the fair value of its Convertible Loan (Note 7) using a weighted probability of various scenario of the Convertible Loan during its term, utilizing significant assumptions and estimates such as volatility and risk-free interest rates, which are level 3 fair value inputs unobservable from active markets.

The following table presents the Company’s fair value measurements using level 3 inputs during the three and six months ended June 30, 2023.

Fair Value
Balance at December 31, 2022	$—
Net issuance of the Convertible Loan	29,226,000
Change in fair value	3,162,000
Balance at March 31, 2023	$32,388,000
Change in fair value	(6,036,000)
Balance at June 30, 2023	$26,352,000

5. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic and diluted net loss per common share calculation:
Net loss attributable to common shareholders - basic	($ 3,547,000)	($ 9,215,000)	($ 18,037,000)	($ 17,989,000)
Change in fair value of convertible debt	6,036,000	—	2,874,000	—
Net loss attributable to common shareholders - diluted	($ 9,583,000)	($ 9,215,000)	($ 20,911,000)	($ 17,989,000)
Weighted average common shares outstanding - basic	36,068,130	35,999,642	36,056,649	32,517,416
Net loss per share of common stock - basic	($ 0.10)	($ 0.26)	($ 0.50)	($ 0.55)
Weighted average common shares outstanding - diluted	56,544,698	35,999,642	36,056,649	32,517,416
Net loss per share of common stock - diluted	($ 0.17)	($ 0.26)	($ 0.50)	($ 0.55)

The following outstanding securities as of June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	June 30, 2023	June 30, 2022
Options	3,201,929	3,380,678
Unvested restricted stock units	30,000	30,000
Restricted stock awards	41,066	99,666
Warrants	20,549,338	20,549,338
Total	23,822,333	24,059,682

6. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$15,655,000	$10,007,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	449,000	449,000
Leasehold improvements	3,447,000	3,447,000
Total	20,368,000	14,720,000
Less: accumulated depreciation	(11,561,000)	(11,103,000)
Property and equipment, net	$8,807,000	$3,617,000

Depreciation expense totaled $0.2 million for each of the three months ended June 30, 2023 and 2022, and $0.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

Other Receivables

Other receivables as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Tenant improvement receivable	$7,375,000	$6,595,000
Awards receivable	1,258,000	1,936,000
	$8,633,000	$8,531,000

7. Convertible Debt

As described in Note 2, on January 10, 2023, the Company received a Convertible Loan of $30 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears an interest rate of 8.0% per annum. The Convertible Loan had a maturity date of January 10, 2024, which was amended to January 10, 2025 in connection with the First Amendment to Convertible Credit Agreement entered into between the Company and Innoviva on July 10, 2023. Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Convertible Credit Agreement provides that if a Qualified Financing occurs, which is defined in the Convertible Credit Agreement as a financing from new investors of at least $30 million, the outstanding principal amount of and all accrued and unpaid interest on the Convertible Loan shall be converted into shares of the Company’s common stock, at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Convertible Credit Agreement also required the Company to file the Registration Statement for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The Company evaluated authoritative guidance for accounting for the Convertible Loan and concluded that the Convertible Loan should be accounted for at fair value under ASC 480, Distinguish Liabilities from Equity, due to the fact that the Convertible Loan will predominately be settled with the Company’s Common Stock. Consequently, the Company recorded the Convertible Loan in its entirety at fair value on its balance sheet, with changes in fair value recorded as other income (expenses) in the statement of operations during each reporting period.

8. Shareholders’ Equity

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

On June 30, 2023, outstanding warrants to purchase shares of Common Stock are as follows:

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

The assumptions used in the Black-Scholes model during the six months ended June 30, 2023 and 2022 are presented below.

Six months ended
	June 30, 2023	June 30, 2022
Risk-free interest rate	3.54% - 4.20%	2.65% - 3.52%
Expected volatility	90.99% - 91.58%	84.81% - 85.67%
Expected term (in years)	5.50 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%

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

The tables below summarize the total share-based compensation expense included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$259,000	$489,000	$804,000	$679,000
General and administrative	2,000	460,000	314,000	763,000
Total share-based compensation	$261,000	$949,000	$1,118,000	$1,442,000

Stock option transactions during the six months ended June 30, 2023 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2022	3,352,803	$5.32	7.8
Granted	17,500	2.36
Exercised	—	—		$—
Forfeited/Cancelled	(168,374)	5.63
Outstanding at June 30, 2023	3,201,929	$5.29	7.3	$—
Vested and expected to vest at June 30, 2023	3,201,929	$5.29	6.7	$—
Exercisable at June 30, 2023	2,142,829	$5.57	7.3	$—

Restricted stock award transactions under the Assumed 2016 Plan and restricted stock unit award transactions during the six months ended June 30, 2023 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	129,666	$27.11
Granted	—	—
Forfeited/Cancelled	(3,699)	39.54
Vested and Issued as Common Stock	(54,901)	29.97
Outstanding at June 30, 2023	71,066	$24.25

The aggregate intrinsic value of options at June 30, 2023 is based on the Company’s closing stock price on that date of $1.14 per share. As of June 30, 2023, there was $1.7 million of total unrecognized compensation expense related to unvested stock options and RSAs, which the Company expects to recognize over the weighted average remaining period of approximately 1.78 years.

Shares Reserved for Future Issuance

As of June 30, 2023, the Company had reserved shares of its Common Stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,201,929
Unvested restricted stock units	71,066
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	2,534,180
Warrants outstanding	20,549,338
Total shares reserved	26,366,261

10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative losses.

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

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter, the letter of credit will be reduced by 20% of the then outstanding amount.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date is May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 will be fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, and the Company is responsible for construction costs over such allowance. Out of pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated. As of November 16, 2022, the Company finalized the budget to complete the construction of the 2021 Lease. Accordingly, the Company re-measured the lease liability and related right-of-use asset as of November 30, 2022, using an incremental borrowing rate of 11.8%. The re-measured lease liability of the 2021 Lease as of November 16, 2022 was $37.0 million, and the related right of use asset was $33.8 million. During the three months ended June 30, 2023, the budget was modified and the Company re-measured the lease liability as of April 30, 2023, and increased the lease liability and related right-of-use asset by approximately $1.0 million, using an incremental borrowing rate of 14.27%.

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

12. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of Armata's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The MTEC Agreement is effective through October 30, 2024. The MTEC Agreement may be terminated in whole or in part, 30 calendar days following written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue on the statement of operations when related costs are incurred. The Company recognized $1.0 million and $1.8 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2023, respectively. The Company recognized $1.9 million and $3.1 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $0.2 million and $1.6 million as unbilled awards receivable from MTEC, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with CFF, pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award will be used to fund a portion of the Company’s Phase 1b/2a clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits were recognized during the three and six months ended June 30, 2023 or 2022. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

Our common stock is traded on the NYSE American exchange under the symbol “ARMP.” We are currently headquartered in Los Angeles, CA, and we have a research and development facility for product development to support advancing phage products from the bench to the clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical trial material.

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

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, including those forming biofilms, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising means to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics administered intravenously as well as locally, and are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and unique purification procedures and expertise in identifying, characterizing and developing both naturally-occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific cGMP capabilities to advance a broad pipeline of high-quality multi-bacteriophage product candidates that can be tolerated no matter the route of deliverer from intravenously, topically and inhaled.

We are developing and advancing the clinical phage candidate, AP-PA02, for Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the FDA for our IND application for AP-

PA02-101, which was a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study. Data indicated that multiple days of inhaled AP-PA02 was well-tolerated with a treatment emergent adverse event (TEAE) profile similar to placebo. Only mild, self-limited adverse events possibly related to study drug were reported in a few CF subjects. Pharmacokinetic findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure. SAD and MAD resulted in a proportional increase in exposure as measured in induced sputum. Additionally, achieved exposures were relatively consistent from subject to subject. Bacterial levels of P. aeruginosa in the sputum were measured at several time points and compared to baseline levels prior to study drug administration. Trends suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at end of treatment as compared to placebo after ten days of dosing. Pharmacokinetic/Pharmacodynamic analysis indicates significant microbiological impacts in the subjects with highest exposures. Importantly, for subjects with the highest average exposure of susceptible phage, there was durability of approximately two-log reduction from end of treatment to end of study (day 28 post dose). This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

A key advantage of Armata’s phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for Staphylococcus aureus (“S. aureus”); this has enabled Armata to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with complicated S. aureus bacteremia. On November 17, 2021, Armata announced that it had received from the FDA the approval to proceed for our Investigational New Drug application for AP-SA02, and in May 2022, the Company dosed the first patient in the Phase 1b/2a trial (“diSArm” study). The Phase 1b part of the study has been fully enrolled as planned, and the Company anticipates initiation of the Phase 2a part of the study in the third quarter of 2023.

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, NCFB (non-cystic fibrosis bronchiectasis). We initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The “Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary Pseudomonas aeruginosa infection.

On August 1, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI (periprosthetic joint infection). With progress made in the Phase 1b bacteremia study we are proceeding with the second application. We are advancing start-up activities for a Phase 1b/2a trial that will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

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

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2023, we had an accumulated deficit of $257.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

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

Recent Events

2023 Credit Agreement

On July 11, 2023, we announced that we had entered into, as borrower, a credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva”), a wholly owned subsidiary of Innoviva, Inc. (the “Parent”), a principal shareholder, on July 10, 2023. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $25 million (the “Loan”) at an interest rate of 14.0% per annum, and has a maturity date of January 10, 2025. Repayment of the Loan is guaranteed by our domestic subsidiaries, and the Loan is secured by substantially all of our assets and our subsidiary guarantors.

The Credit Agreement contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. The Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Credit Agreement, certain bankruptcy or insolvency events, and a material deviation from our operating budget.

2023 Convertible Credit Agreement

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Convertible Credit Agreement”) with Innoviva. The Convertible Credit Agreement provides for a secured term loan facility in an aggregate amount of $30 million (the “Convertible Loan”) at an interest rate of 8.0% per annum, and has a maturity date of January 10, 2024. Concurrently with the execution of the Credit Agreement, we entered into an amendment to that certain secured convertible credit and security agreement (the “First Amendment to Convertible Credit Agreement”). Pursuant to the First Amendment to Convertible Credit Agreement, the parties agreed to, among other things, extend the maturity date from January 10, 2024 to January 10, 2025.

Repayment of the Convertible Loan is guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Convertible Credit Agreement provides that if a Qualified Financing, as defined in the Convertible Credit Agreement, occurs, the outstanding principal amount of, and all accrued and unpaid interest on, the Convertible Loan shall be converted into shares of our common stock, par value $0.01 per share (“Common Stock”) at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Convertible Credit Agreement also required us to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

Results of Operations

Comparison of three and six months ended June 30, 2023 and 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%

Grant revenue	$980,000	$1,883,000	$(903,000)	(48.0)%
Operating expenses
Research and development	8,259,000	9,020,000	(761,000)	(8.4)%
General and administrative	2,350,000	2,083,000	267,000	12.8%
Total operating expenses	10,609,000	11,103,000	(494,000)	(4.4)%
Loss from operations	(9,629,000)	(9,220,000)	(409,000)	4.4%
Other income (expense)
Interest income	46,000	5,000	41,000	820.0%
Change in fair value of convertible debt	6,036,000	—	6,036,000	100.0%
Total other income (expense), net	6,082,000	5,000	6,077,000	121540%
Net loss	$(3,547,000)	$(9,215,000)	$5,668,000	(61.5)%

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%

Grant revenue	$1,776,000	$3,119,000	$(1,343,000)	(43.1)%
Operating expenses
Research and development	17,863,000	17,048,000	815,000	4.8%
General and administrative	4,888,000	4,066,000	822,000	20.2%
Total operating expenses	22,751,000	21,114,000	1,637,000	7.8%
Loss from operations	(20,975,000)	(17,995,000)	(2,980,000)	16.6%
Other income (expense)
Interest income	64,000	6,000	58,000	966.7%
Change in fair value of convertible debt	2,874,000	—	2,874,000	100.0%
Total other income (expense), net	2,938,000	6,000	2,932,000	48867%
Net loss	$(18,037,000)	$(17,989,000)	$(48,000)	0.3%

Grant Revenue

The Company recognized $1.0 million and $1.9 million of grant revenue during the three months ended June 30, 2023 and 2022, and $1.8 million and $3.1 million of grant revenue during the six months ended June 30, 2023 and 2022, respectively, which represents MTEC’s share of the costs incurred for the Company’s AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

Research and development expenses for the three months ended June 30, 2023 and 2022 were $8.3 million and $9.0 million, respectively. The decrease of $0.7 million was primarily related to a decrease of $0.7 million related to decreased clinical trial activities and laboratory supplies expenses, a decrease of $0.3 million in personnel costs, offset by an increase of $0.3 million in lease and professional services expenses.

Research and development expenses for the six months ended June 30, 2023 and 2022 were $17.9 million and $17.0 million, respectively. The increase of $0.9 million was primarily related to an increase of $0.5 million in personnel costs, a $0.7 million increase in professional services, $0.4 million increase in lease expenses, and offset by a $0.7 million decrease in clinical trial activities and laboratory supplies expenses.

General and Administrative

General and administrative expenses were $2.4 million and $2.1 million for the three ended June 30, 2023 and 2022, respectively. The increase of $0.3 million is primarily related to a $0.6 million increase in legal and professional expenses, and $0.1 million of increase in lease expenses, offset by a decrease of $0.4 million in personnel costs.

General and administrative expenses were $4.9 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $0.8 million is primarily related to a $1.0 million increase in legal and professional expenses, offset by a $0.2 million decrease in personnel expenses.

Other Income (Expense)

For the three and six months ended June 30, 2023, we recorded other income due to change in our Convertible Loan from Innoviva, which is recorded at fair value in its entirety, of $6.0 million and $2.9 million, respectively.

Income Taxes

There was no income tax expense or benefit for the three and six months ended June 30, 2023 and 2022.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $29.6 million, as compared to $11.7 million for the six months ended June 30, 2022. The increase of $17.9 million in cash used for operating activities was primarily due to an increase of $14.8 million in cash used for operating assets and liabilities including payments made under our operating lease arrangements and prepayments for clinical activities, and offset by decreases of $3.1 million related to non-cash reconciling items from net loss to cash used in operating activities.

Investing Activities

Net cash used in investing activities was $2.2 million and $1.4 million for the three and six months ended June 30, 2023 and 2022, respectively, and primarily related to purchases of laboratory equipment.

Financing Activities

Net cash provided by financing activities was $29.2 million for the six months ended June 30, 2023, which was primarily comprised of $29.2 million of proceeds raised from the convertible debt issued to Innoviva, net of issuance costs.

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

As of June 30, 2023, we had cash and cash equivalents of $12.5 million. Management believes that our current cash resources, along with the funds received in the $25.0 million Loan financing that closed in July 2023, will be sufficient to fund the Company’s planned operations into the first quarter of 2024. For the foreseeable future, our ability to continue our operations is dependent upon our ability to obtain additional capital.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the costs of completing the construction and improvements of our leased premises to be used as our new headquarters. As of June 30, 2023, the total projected construction costs of our new leased headquarter in Los

Angeles was estimated to be approximately $26.5 million, inclusive of $7.3 million reimbursable from the landlord, and of which $15.7 million have been incurred to date. The estimated total construction costs may change as the project progresses;

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have off-balance sheet arrangements.

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

Refer to Note 3 to the condensed consolidated financial statements contained elsewhere in this report. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, that evaluation is ongoing and because of its ongoing nature, there can be no assurance that we will not identify any change that would materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2022 Form 10-K. There have been no material changes to the risk factors described in our 2022 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2023, we entered into an amendment with Innoviva (the “First Amendment to Second A&R Voting Agreement”) to the Second Amended and Restated Voting Agreement (“Voting Agreement”), dated as of February 9, 2022, by and among us and Innoviva to extend the expiration date of the Voting Agreement to the earlier of the fifth anniversary of the effective date, or February 9, 2027, and the date of receipt of approval by the U.S. Food and Drug Administration of any of our product candidates for marketing and commercial distribution.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Number	Description
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2015).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37544), filed with the SEC on April 24, 2017.

3.3

Statement of Correction to Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2018).

3.4

Articles of Amendment to Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 18, 2018).

3.5

Articles of Amendment to Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on May 10, 2019).

3.6

Articles of Amendment to Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.7

Articles of Amendment to Articles of Incorporation of the Company (effective March 26, 2020) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2020).

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.9	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.10	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.4.

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

10.3

Credit and Security Agreement, dated as of July 10, 2023, by and between the Company and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2023).

10.4

First Amendment to Security Convertible Credit and Security Agreement, dated as of July 10, 2023, by and between the Company and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2023).

10.5

Amendment No. 1 to the Second Amended and Restated Voting Agreement, dated as of July 10, 2023, by and between the Company, Innoviva, Inc. and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2023).

10.6

Offer Letter of Employment, by and between the Company and Dr. Deborah Birx (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 11, 2023).

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

ARMATA PHARMACEUTICALS, INC.

Date: August 14, 2023	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Julianne Averill
Name: Julianne Averill
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)