Form 10-Q
period 2023-09-30
Armata Pharmaceuticals, Inc.
filed 2023-11-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 10, 2023 was 36,146,574.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$23,958,000	$14,852,000
Prepaid expenses	4,130,000	3,664,000
Other receivables	8,497,000	8,531,000
Total current assets	36,585,000	27,047,000
Restricted cash	5,824,000	5,960,000
Property and equipment, net	9,250,000	3,617,000
Operating lease right-of-use asset	44,886,000	43,035,000
In-process research and development	10,256,000	10,256,000
Goodwill	3,490,000	3,490,000
Other assets	2,470,000	2,429,000
Total assets	$112,761,000	$95,834,000

Liabilities and shareholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$6,700,000	$6,034,000
Accrued compensation	1,741,000	1,828,000
Current portion of operating lease liabilities	13,443,000	17,011,000
Total current liabilities	21,884,000	24,873,000
Operating lease liabilities, net of current portion	28,162,000	31,804,000
Convertible debt	49,747,000	—
Long-term debt	22,277,000	—
Deferred tax liability	3,077,000	3,077,000
Total liabilities	125,147,000	59,754,000

Shareholders’ (deficit) equity
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,122,591 and 36,144,706 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	361,000	361,000
Additional paid-in capital	276,225,000	275,493,000
Accumulated deficit	(288,972,000)	(239,774,000)
Total shareholders’ (deficit) equity	(12,386,000)	36,080,000
Total liabilities and shareholders’ (deficit) equity	$112,761,000	$95,834,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Grant revenue	$1,225,000	$1,338,000	$3,001,000	$4,457,000
Operating expenses
Research and development	7,978,000	8,400,000	25,842,000	25,448,000
General and administrative	3,583,000	1,561,000	8,470,000	5,627,000
Total operating expenses	11,561,000	9,961,000	34,312,000	31,075,000
Loss from operations	(10,336,000)	(8,623,000)	(31,311,000)	(26,618,000)
Other income (expense)
Interest income	47,000	9,000	111,000	15,000
Interest expense	(1,176,000)	—	(1,176,000)	—
Change in fair value of convertible debt	(15,833,000)	—	(12,959,000)	—
Loss on convertible debt extinguishment	(3,863,000)	—	(3,863,000)	—
Total other income (expense), net	(20,825,000)	9,000	(17,887,000)	15,000
Net loss	$(31,161,000)	$(8,614,000)	$(49,198,000)	$(26,603,000)
Per share information:
Net loss per share, basic and diluted	$(0.86)	$(0.24)	$(1.36)	$(0.79)
Weighted average shares outstanding, basic and diluted	36,086,990	36,038,686	36,067,025	33,704,071

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

Three and Nine months Ended September 30, 2023 and 2022

(unaudited)

	Common Stock
			Additional		Total
			Paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2022	36,128,194	$361,000	$273,776,000	$(220,846,000)	$53,291,000
Exercise of stock options	16,512	—	54,000	—	54,000
Share-based compensation expense	—	—	846,000	—	846,000
Net loss	—	—	—	(8,614,000)	(8,614,000)
Balances, September 30, 2022	36,144,706	$361,000	$274,676,000	$(229,460,000)	$45,577,000

	Common Stock
			Additional		Total
			Paid-in	Accumulated	shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, June 30, 2023	36,127,306	$361,000	$276,593,000	$(257,811,000)	$19,143,000
Forfeiture of restricted stock awards	(6,215)	—	—	—	—
Exercise of stock options	1,500	—	5,000	—	5,000
Share-based compensation expense	—	—	(373,000)	—	(373,000)
Net loss	—	—	—	(31,161,000)	(31,161,000)
Balances, September 30, 2023	36,122,591	$361,000	$276,225,000	$(288,972,000)	$(12,386,000)

	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	27,112,299	271,000	$227,983,000	$(202,857,000)	$25,397,000
Sale of common stock, net of issuance costs	9,000,000	90,000	44,301,000	—	44,391,000
Return of restricted stock awards for tax withholdings	(5,511)	—	(21,000)	—	(21,000)
Forfeiture of restricted stock awards	(369)	—	—	—	—
Exercise of stock options	16,512	—	54,000	—	54,000
Issuance of inducement stock awards	21,775	—	71,000	—	71,000
Share-based compensation expense	—	—	2,288,000	—	2,288,000
Net loss	—	—	—	(26,603,000)	(26,603,000)
Balances, September 30, 2022	36,144,706	$361,000	$274,676,000	$(229,460,000)	$45,577,000

	Common Stock
			Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2022	36,144,706	$361,000	$275,493,000	$(239,774,000)	$36,080,000
Return of restricted stock awards for tax withholdings	(13,701)	—	(18,000)	—	(18,000)
Forfeiture of restricted stock awards	(9,914)	—	—	—	—
Exercise of stock options	1,500	—	5,000	—	5,000
Share-based compensation expense	—	—	745,000	—	745,000
Net loss	—	—	—	(49,198,000)	(49,198,000)
Balances, September 30, 2023	36,122,591	$361,000	$276,225,000	$(288,972,000)	$(12,386,000)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(49,198,000)	$(26,603,000)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	679,000	647,000
Share-based compensation expense	745,000	2,288,000
Change in fair value of convertible debt	12,959,000	—
Non-cash interest expense	1,176,000	—
Loss on convertible debt extinguishment	3,863,000	—
Change in right-of-use asset	662,000	1,215,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72,000)	(2,354,000)
Accounts payable and accrued liabilities	(321,000)	584,000
Accrued compensation	(87,000)	770,000
Operating lease liability	(9,723,000)	1,457,000
Net cash used in operating activities	(39,317,000)	(21,996,000)
Investing activities:
Purchases of property and equipment	(5,744,000)	(2,666,000)
Net cash used in investing activities	(5,744,000)	(2,666,000)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	29,101,000	—
Proceeds from issuance of long-term debt, net of issuance costs	24,925,000	—
Proceeds from sale of common stock, net of offering costs	—	44,391,000
Proceeds from exercise of stock options	5,000	125,000
Net cash provided by financing activities	54,031,000	44,516,000
Net increase in cash, cash equivalents and restricted cash	8,970,000	19,854,000
Cash, cash equivalents and restricted cash, beginning of period	20,812,000	11,488,000
Cash, cash equivalents and restricted cash, end of period	$29,782,000	$31,342,000
Supplemental disclosure of cash flow information:
Property and equipment included in accounts payable	$1,047,000	$101,000
Right-of-use assets obtained in exchange for operating lease liability	$2,513,000	$—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$23,958,000	$25,382,000
Restricted cash	5,824,000	5,960,000
Cash, cash equivalents and restricted cash	$29,782,000	$31,342,000

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”) together with its subsidiaries (the “Company”), is a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology. Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the ticker symbol “ARMP”.

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt and grant financing to fund its operations. As of September 30, 2023, the Company had an accumulated deficit of $289.0 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Management expects that the existing cash and cash equivalents of $24.0 million as of September 30, 2023 will be sufficient to fund its operations into the first quarter of 2024. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to continue to control expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances and grant arrangements.

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

Recent Financing:

2023 Credit Agreement

On July 10, 2023, the Company entered into a credit and security agreement (the “Credit Agreement”) for a loan in an aggregate amount of $25.0 million (the “Loan”) with Innoviva Strategic Opportunities LLC (“Innoviva”), a wholly owned subsidiary of Innoviva, Inc. Innoviva Inc. is a principal shareholder and related party of the Company. The Loan bears interest at an annual rate of 14% and matures on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the Loan is guaranteed by the Company’s domestic subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. See Note 8 for additional details.

2023 Convertible Credit Agreement

On January 10, 2023, the Company entered into a secured convertible credit and security agreement (the “Convertible Credit Agreement”) with Innoviva. The Convertible Credit Agreement provides for a secured term loan facility in an aggregate amount of $30.0 million (the “Convertible Loan”), which bears interest at a rate of 8.0% per annum, and was scheduled to mature on January 10, 2024. Concurrently with the execution of the Credit Agreement, the Company amended certain provisions of the Convertible Credit Agreement to, among other changes, extend the term of the Convertible Loan to January 10, 2025.

Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Convertible Credit Agreement provides for various conversion and repayment options, including the conversion of principal and accrued interest into the shares of the Company’s Common Stock upon a Qualified Financing (as defined below) and the Company’s option to repay the loan prior to maturity. See Note 7 for additional details.

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

The Company plans to raise additional capital through equity offerings, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. While the Company believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within its control and cannot be assessed as being probable of occurring. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. The Company may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing shareholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing shareholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products on terms that are not favorable to the Company. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve the development and commercialization goals would be adversely affected.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2022 included in the Company’s Form 10-K, filed with the SEC on March 16, 2023. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Any reference in the condensed consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the convertible debt, stock-based compensation expense, accruals for research and development costs, lease liabilities and right of use assets, the valuation of deferred tax assets, valuation of uncertain income tax positions, impairment of goodwill and intangible assets and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

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

The Company’s cash equivalents include investments in a money market fund of $0.5 million as of September 30, 2023 and December 31, 2022, which are carried at fair value and represent Level 1 financial instruments under the fair value hierarchy.

The Company's Convertible Loan (Note 7) is measured at fair value and remeasured at each measurement period, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations. The Company estimates the fair value of its Convertible Loan using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with significant assumptions and estimates such as volatility, expected term and risk-free interest rates, which are Level 3 fair value inputs unobservable from active markets.

The following table presents the Company’s fair value measurements using Level 3 inputs during the three and nine months ended September 30, 2023.

	Three Months Ended	Nine Months Ended

September 30, 2023
Discount rate	22.38%-42.49%	22.38%-45.88%
Probabilities of settlement scenarios	0%-85%	0%-85%
Volatility	106.7%-123.6%	101.1%-123.6%
Expected term	0.2-1.5 Year	0.2-1.5 Year
Risk-free rate	4.97%-5.39%	4.62%-5.39%

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Convertible Loan Pre Modification	Convertible Loan Post Modification
Balance at December 31, 2022	$—	$—
Net issuance of the Convertible Loan (1)	29,226,000	—
Initial recognition of modified Convertible Loan (1)	—	35,031,000
Change in fair value	(1,757,000)	14,716,000
Amount exchanged (2)	(31,332,000)	—
Loss on extinguishment	3,863,000	—
Balance at September 30, 2023	$—	$49,747,000

(1) The Convertible Loan before and after amendment was carried at fair value in the condensed consolidated balance sheets. As such, the principal and accrued interest were included in the determination of fair value. The related debt issuance costs were expensed.

(2) The Company concluded that the amendment to the Convertible Loan was an extinguishment for accounting purposes and the amount exchanged was the relative fair value allocated to the Convertible Loan at the extinguishment date. See Note 7 for further details.

5. Net Loss per Share

The following outstanding securities as of September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	September 30, 2023	September 30, 2022
Options	2,913,300	3,385,162
Unvested restricted stock units	30,000	30,000
Restricted stock awards	34,851	99,666
Warrants	20,549,338	20,549,338
Total	23,527,489	24,064,166

6. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Laboratory and manufacturing equipment	$16,317,000	$10,007,000
Furniture and fixtures	817,000	817,000
Office and computer equipment	438,000	449,000
Leasehold improvements	3,447,000	3,447,000
Total	21,019,000	14,720,000
Less: accumulated depreciation and amortization	(11,769,000)	(11,103,000)
Property and equipment, net	$9,250,000	$3,617,000

Depreciation and amortization expense totaled $0.2 million for each of the three months ended September 30, 2023 and 2022, and $0.7 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. Construction in progress and fixed assets not in use were $9.3 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively, and are included in the laboratory and manufacturing equipment in the table above. These assets are not depreciated until they are placed in service.

Other receivables

Other receivables as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Tenant improvement allowance receivable (Note 12)	$7,272,000	$6,595,000
Awards receivable	1,225,000	1,936,000
	$8,497,000	$8,531,000

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$3,772,000	$1,678,000
Accrued clinical trial expenses	1,879,000	2,650,000
Other accrued expenses	1,049,000	1,706,000
	$6,700,000	$6,034,000

7. Convertible Debt

On January 10, 2023, the Company received the Convertible Loan in the aggregated amount of $30.0 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Credit Agreement with Innoviva, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. The Convertible Loan principal and accrued interest are payable at maturity. Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

 The Convertible Credit Agreement provides that if there is a financing from new investors of at least $30.0 million (a “Qualified Financing”), the outstanding principal amount of and all accrued and unpaid interest on the Convertible Loan shall be converted into shares of the Company’s Common Stock, at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Convertible Credit Agreement also required the Company to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The Company evaluated authoritative guidance for accounting for the Convertible Loan and concluded that the Convertible Loan should be accounted for at fair value under ASC 480, Distinguish Liabilities from Equity, due to the fact that the Convertible Loan will predominately be settled with the Company’s Common Stock. Consequently, the Company recorded the Convertible Loan in its entirety at fair value on its condensed consolidated balance sheet, with changes in fair value recorded as other income (expenses) in the condensed consolidated statements of operations during each reporting period.

On July 10, 2023, in connection with the Credit Agreement with Innoviva, as discussed below, the Company amended the terms of the Convertible Credit Agreement, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. The Company concluded that the amendment is an extinguishment for accounting purposes. The Company recognized a $1.8 million gain as the change in fair value of the Convertible Loan before the extinguishment date. The Company estimated fair value of the combined transaction, the Loan and the Convertible Loan, before and after modification and calculated an extinguishment loss of $3.9 million, which was recognized as other income (expense) in the condensed consolidated statement of operations for the three months ended September 30, 2023. The Company recognized a $14.7 million loss as the change in fair value of the Convertible Loan from July 10, 2023, the modification date, to September 30, 2023.

8. Long-Term Debt

On July 10, 2023, the Company entered into the Credit Agreement with Innoviva. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum and has a maturity date of January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the Loan is guaranteed by the Company’s domestic subsidiaries, and the Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

The Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount. Debt issuance costs and debt discount in the amounts of $0.1 million and $3.8 million, respectively, are amortized using the effective interest method to interest expenses over the term of the Loan. The Loan’s annual effective interest rate was 27.31% as of September 30, 2023.

9. Shareholders’ Equity

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

Warrants issued to Innoviva expire in five years from the respective issuance date. The Company reviewed the authoritative accounting guidance and determined that the warrants meet the criteria to be accounted for as permanent equity.

Warrants

On September 30, 2023, outstanding warrants to purchase shares of Common Stock are as follows:

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

The assumptions used in the Black-Scholes model during the nine months ended September 30, 2023 and 2022 are presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Risk-free interest rate	5.49%-5.54%	3.3%-3.4%	3.54% - 5.54%	2.65% - 3.52%
Expected volatility	75.4%-116.96%	81.81%-85.0%	75.40% - 116.96%	81.81% - 85.67%
Expected term (in years)	0.12-0.6	5.5-6.3	0.12 - 7.00	5.50 - 7.00
Expected dividend yield	0%	0%	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on the historical volatility of the Company and peer companies’ common stock. The expected term represents the period that the Company expects its stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. For stock options granted to parties other than employees or directors, the Company elects, on a grant-by-grant basis, to use the expected term or the contractual term of the option award. The Company has never declared or paid dividends on its Common Stock and has no plans to do so in the foreseeable future. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.

In July 2023, in connection with the resignation of its chief executive officer, the Company amended the terms of certain of his awards. As a result, the Company reversed $0.6 million previously recognized stock-based compensation expense related to his forfeited and unvested awards.

The tables below summarize the total share-based compensation expense (reversal) included in the Company’s consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$144,000	$570,000	$948,000	$1,249,000
General and administrative	(517,000)	276,000	(203,000)	1,039,000
Total share-based compensation	$(373,000)	$846,000	$745,000	$2,288,000

Stock option transactions during the nine months ended September 30, 2023 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2022	3,352,803	$5.32	7.8
Granted	17,500	2.36
Exercised	(1,500)	3.15		$1,000
Forfeited/Cancelled	(455,503)	5.16		1,000
Outstanding at September 30, 2023	2,913,300	$5.33	5.8	$45,000
Vested and expected to vest at September 30, 2023	2,913,300	$5.33	5.8	$45,000
Exercisable at September 30, 2023	2,136,125	$5.53	5.2	$—

Restricted stock award transactions under the Assumed 2016 Plan and restricted stock unit award transactions during the nine months ended September 30, 2023 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2022	129,666	$27.11
Forfeited/Cancelled	(9,914)	39.54
Vested and Issued as Common Stock	(54,901)	29.97
Outstanding at September 30, 2023	64,851	$22.79

The aggregate intrinsic value of options at September 30, 2023 is based on the Company’s closing stock price on that date of $3.00 per share. As of September 30, 2023, there was $1.1 million of total unrecognized compensation expense related to unvested stock options, restricted stock awards and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.71 years.

Shares Reserved for Future Issuance

As of September 30, 2023, the Company had reserved shares of its Common Stock for future issuance as follows:

Shares Reserved
Stock options outstanding	2,913,300
Unvested restricted stock units	30,000
Restricted stock awards	34,851
Employee stock purchase plan	9,748
Available for future grants under the 2016 Plan	2,826,291
Warrants outstanding	20,549,338
Total shares reserved	26,363,528

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2023 and 2022. As of both September 30, 2023 and December 31, 2022, the Company continues to maintain a full valuation allowance against all of its deferred tax assets in light of its history of cumulative losses.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced on January 1, 2012 and in April 2020, the Company amended the lease (“2020 Lease Amendment”) which, among other things, extended the lease term through December 31, 2031. Base annual rent for calendar year 2022, the first year under the Lease Amendment extended term, was approximately $1.9 million, and base rent increases by 3% annually and will be $2.5 million by the end of the amended term. In addition, the Company received a six-month rent abatement in 2020. The Company did not use an allowance for tenant improvements of $0.8 million during 2021, which will offset rent payments as prescribed by the 2020 Lease Amendment starting in 2022. In accordance with authoritative guidance, the Company re-measured the lease liability in April 2020 to be $11.7 million and related right of use asset of $11.0 million as of the Lease Amendment date with an incremental borrowing rate of 12.89%.

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter, the letter of credit will be reduced by 20% of the then outstanding amount. As of September 30, 2023, the letter of credit was $0.7 million.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 are fully or partially abated while the lessor and the Company complete planned tenant improvements to the facility. Base monthly rent will be approximately $0.25 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, and the Company is responsible for construction costs over such allowance. Out of pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated. As of November 16, 2022, the Company finalized the budget to complete the construction of the 2021 Lease. Accordingly, the Company re-measured the lease liability and related right-of-use asset as of November 30, 2022, using an incremental borrowing rate of 11.8%. The re-measured lease liability of the 2021 Lease as of November 16, 2022 was $37.0 million, and the related right of use asset was $33.8 million.

During the nine months ended September 30, 2023, the budget was modified and the Company re-measured the lease liability. As a result, the lease liability and related right-of-use asset increased by approximately $2.5 million, using an incremental borrowing rate of 14.27%.

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

13. Grant and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC managed by the Naval Medical Research Command with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue in the statement of operations when related costs are incurred. The Company recognized $1.2 million and $3.0 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2023, respectively. The Company recognized $1.3 million and $4.5 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $1.0 million and $1.6 million as awards receivable from MTEC, respectively.

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

The first payment under the Award Agreement, in the amount of $1.0 million, became due upon signing the Award Agreement and was received in April 2020. The remainder of the CFF Award is payable to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Award Agreement.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized $0.5 million in credits to research and development expenses related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

Our common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the symbol “ARMP.” We are currently headquartered in Los Angeles, CA, and we have a research and development facility for product development to support advancing phage products from the bench to the clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical trial material.

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

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using our proprietary bacteriophage-based technology. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing specific bacteria, including those forming biofilms, in contrast to traditional broad-spectrum antibiotics. We believe that phages represent a promising approach to treat bacterial infections, especially those that have developed resistance to current standard of care therapies, including the so-called multidrug-resistant or “superbug” strains of bacteria. The increasing rates of bacterial resistance to all current therapies is a significant health security and healthcare threat. We are a leading developer of phage therapeutics administered intravenously as well as locally, and are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

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

We are developing and advancing the clinical phage candidate, AP-PA02, for Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the FDA for our IND application for AP-PA02-101, which was a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study. Data indicated that multiple days of inhaled AP-PA02 was well-tolerated with a treatment emergent adverse event (TEAE) profile similar to placebo. Only mild, self-limited adverse events possibly related to study drug were reported in a few CF subjects. Pharmacokinetic findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure. SAD and MAD resulted in a proportional increase in exposure as measured in induced sputum. Additionally, achieved exposures were relatively consistent from subject to subject. Bacterial levels of P. aeruginosa in the sputum were measured at several time points and compared to baseline levels prior to study drug administration. Trends suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at end of treatment as compared to placebo after ten days of dosing. Pharmacokinetic/Pharmacodynamic analysis indicates significant microbiological impacts in the subjects with the highest exposures. Importantly, for subjects with the highest average exposure of susceptible phage, there was durability of approximately two-log reduction from end of treatment to end of study (day 28 post dose). This study is supported by the Cystic Fibrosis Foundation (“CFF”), which granted Armata a Therapeutics Development Award of up to $5.0 million.

A key advantage of Armata’s phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for Staphylococcus aureus (“S. aureus”); this has enabled Armata to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC managed by the Naval Medical Research Command with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with complicated S. aureus bacteremia. On November 17, 2021, Armata announced that it had received from the FDA the approval to proceed for our Investigational New Drug application for AP-SA02, and in May 2022, we dosed the first patient in the Phase 1b/2a trial (“diSArm” study). The Phase 1b part of the study has been fully enrolled as planned. Initiation of the Phase 2a portion of the study followed Data Review Committee (DRC) review of the positive safety and tolerability data from the Phase 1b portion of the study. On September 26, 2023, Armata announced that the first patient has been dosed in the Phase 2a portion of the diSArm study. Armata continues to accelerate the enrollment of patients into the Phase 2a portion of the study, which we expect will lead to a potential pivotal trial in the fourth quarter of 2024 or in the first quarter of 2025.

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

On August 1, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI (periprosthetic joint infection). With progress made in the Phase 1b/2a bacteremia study, we are proceeding with the second application. We are advancing start-up activities for a Phase 1b/2a trial that will assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing debridement, antibiotics, and implant retention for the treatment of periprosthetic joint infections caused by S. aureus.

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

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2023, we had an accumulated deficit of $289.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates.

We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We expect to continue to incur significant and increasing operating losses at least for the next several years. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates.

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

Recent Events

2023 Credit Agreement

On July 10, 2023, we entered into, as borrower, a credit and security agreement (the “Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva”), a wholly owned subsidiary of Innoviva, Inc. Innoviva, Inc. is a principal shareholder and related party of the Company. The Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million (the “Loan”) at an interest rate of 14.0% per annum and has a maturity date of January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the Loan is guaranteed by our domestic subsidiaries, and the Loan is secured by substantially all of our assets and our subsidiary guarantors.

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

The Loan was initially recognized at fair value of $21.2 million and subsequently recorded at the amortized cost net of debt issuance costs and debt discount. Debt issuance costs and debt discount in the amounts of $0.1 million and $3.8 million, respectively, are amortized using the effective interest method to interest expenses over the term of the Loan. The Loan’s annual effective interest rate was 27.31% as of September 30, 2023.

2023 Convertible Credit Agreement

On January 10, 2023, we entered into, as borrower, a secured convertible credit and security agreement (the “Convertible Credit Agreement”) with Innoviva. The Convertible Credit Agreement provides for a secured term loan facility in an aggregate amount of $30.0 million (the “Convertible Loan”) which bears interest at a rate of 8.0% per annum, and was scheduled to mature on January 10, 2024. Concurrently with the execution of the Credit Agreement, we amended certain provisions of the Convertible Credit Agreement, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025.

Repayment of the Convertible Loan is guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Convertible Credit Agreement provides that if there is a financing from new investors of at least $30.0 million (a “Qualified Financing”), the outstanding principal amount of, and all accrued and unpaid interest on, the Convertible Loan shall be converted into shares of our Common Stock at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in a Qualified Financing (which price paid by investors in a Qualified Financing may not be less than a 15.0% discount to the closing price of Common Stock immediately prior to the consummation of a Qualified Financing event). The Convertible Credit Agreement also required us to file a registration statement (the “Registration Statement”) for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which we originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

On July 10, 2023, in connection with the Credit Agreement with Innoviva, we amended the terms of the Convertible Loan, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. We concluded that the amendment is an extinguishment for accounting purposes. We recognized a $1.8 million gain as the change in fair value of the convertible debt before the extinguishment date. We estimated fair value of the combined Loan and the Convertible Loan before and after modification and calculated an extinguishment loss of $3.9 million in the condensed consolidated statements of operations for the three months ended September 30, 2023. The Company recognized a $14.7 million loss as the change in fair value of the Convertible Loan from July 10, 2023, the modification date, to September 30, 2023.

Results of Operations

Comparison of three and nine months ended September 30, 2023 and 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%

Grant revenue	$1,225,000	$1,338,000	$(113,000)	(8.4%)
Operating expenses
Research and development	7,978,000	8,400,000	(422,000)	(5.0%)
General and administrative	3,583,000	1,561,000	2,022,000	129.5%
Total operating expenses	11,561,000	9,961,000	1,600,000	16.1%
Loss from operations	(10,336,000)	(8,623,000)	(1,713,000)	19.9%
Other income (expense)
Interest income	47,000	9,000	38,000	422.2%
Interest expense	(1,176,000)	—	(1,176,000)	*
Change in fair value of convertible debt	(15,833,000)	—	(15,833,000)	*
Loss on convertible debt extinguishment	(3,863,000)	—	(3,863,000)	*
Total other (expense) income, net	(20,825,000)	9,000	(20,834,000)	*
Net loss	$(31,161,000)	$(8,614,000)	$(22,547,000)	261.7%

*Not meaningful

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%

Grant revenue	$3,001,000	$4,457,000	$(1,456,000)	(32.7%)
Operating expenses
Research and development	25,842,000	25,448,000	394,000	1.5%
General and administrative	8,470,000	5,627,000	2,843,000	50.5%
Total operating expenses	34,312,000	31,075,000	3,237,000	10.4%
Loss from operations	(31,311,000)	(26,618,000)	(4,693,000)	17.6%
Other income (expense)
Interest income	111,000	15,000	96,000	640.0%
Interest expense	(1,176,000)	—	(1,176,000)	*
Change in fair value of convertible debt	(12,959,000)	—	(12,959,000)	*
Loss on convertible debt extinguishment	(3,863,000)	—	(3,863,000)	*
Total other (expense) income, net	(17,887,000)	15,000	(17,902,000)	*
Net loss	$(49,198,000)	$(26,603,000)	$(22,595,000)	84.9%

*Not meaningful

Grant Revenue

We recognized $1.2 million and $1.3 million of grant revenue during the three months ended September 30, 2023 and 2022, and $3.0 million and $4.5 million of grant revenue during the nine months ended September 30, 2023 and 2022, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of Staphylococcus aureus bacteremia.

Research and Development

The following table summarize our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%

External costs:
Clinical trials	$2,518,000	$2,286,000	$232,000	10.1%
Other research and development costs, including laboratory materials and supplies	1,144,000	863,000	281,000	32.6%
Total external costs	3,662,000	3,149,000	513,000	16.3%
Internal costs:
Personnel-related costs	2,145,000	3,089,000	(944,000)	(30.6%)
Facilities and overhead costs	2,171,000	2,162,000	9,000	0.4%
Total research and development expense:	$7,978,000	$8,400,000	$(422,000)	(5.0%)

Research and development expenses decreased by $0.4 million, from $8.4 million for the three months ended September 30, 2022 to $8.0 million for the three months ended September 30, 2023.

Clinical trial costs increased by $0.2 million, from $2.3 million for the three months ended September 30, 2022 to $2.5 million for the three months ended September 30, 2023. The increase is primarily due to an increase in AP-PA02 Non-Cystic Fibrosis Bronchiectasis study related costs of $0.4 million and an increase in AP-SA02 Bacteremia study related costs of $0.2 million, offset by a decrease in AP-PA02 Cystic Fibrosis study related costs and AP-SA02 Prosthetic Joint Infection studies related costs of $0.4 million.

Other external research and development costs increased by $0.3 million from $0.9 million for the three months ended September 30, 2022, to $1.1 million for the three months ended September 30, 2023. We recognized $0.5 million credit to research and development expenses related to the milestone payment from CFF during the three months ended September 30, 2022 and no such milestone was recognized during the three months ended September 30, 2023. The remaining change is as a result of a decrease of $0.3 million in laboratory supplies, offset by an increase of $0.1 million in research and development consulting services.

Our expenses by product and by project for the three months ended September 30, 2023 and 2022 were as follows:

		Three Months Ended
		September 30, 2023	September 30, 2022
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$954,000	$565,000
AP-PA02	Cystic Fibrosis	520,000	515,000
AP-SA02	Bacteremia	1,468,000	1,233,000
AP-SA02	Prosthetic Joint Infection	(217,000)	14,000
	Expenses not allocated by projects including laboratory supplies	937,000	822,000
	Total external costs	$3,662,000	$3,149,000

Personnel-related costs, including employee payroll and related expenses, decreased by $0.9 million, from $3.1 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023, largely due to a decrease in headcount in our research and development organization in the 2023 period compared to the 2022 period, as well as employee stock-based compensation expenses decrease of $0.4 million primarily due to a decrease in the number of stock options granted and vesting of outstanding equity awards.

Facilities and overheads were relatively steady in the three months ended September 30, 2023 compared to the 2022 period and include rent expense, allocated utility expenses, equipment and IT maintenance costs and non-capitalized equipment costs.

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (except percentages):

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%

External costs:
Clinical trials	$7,060,000	$7,236,000	$(176,000)	(2.4%)
Other research and development costs, including consulting, laboratory supplies and other	3,466,000	3,282,000	184,000	5.6%
Total external costs	10,526,000	10,518,000	8,000	0.1%
Internal costs:
Personnel-related costs	8,164,000	8,618,000	(454,000)	(5.3%)
Facilities and overhead costs	7,152,000	6,312,000	840,000	13.3%
Total research and development expense:	$25,842,000	$25,448,000	$394,000	1.5%

Research and development expenses increased by $0.4 million, from $25.4 million for the nine months ended September 30, 2022 to $25.8 million for the nine months ended September 30, 2023.

Clinical trial costs decreased by $0.2 million, from $7.2 million for the nine months ended September 30, 2022, to $7.1 million for the three months ended September 30, 2023. The decrease is primarily due to a decrease in AP-PA02 Cystic Fibrosis Bronchiectasis study related costs of $1.6 million as the study was completed with the last patient enrolled in December 2022 and a decrease in AP-SA02 Bacteremia study related costs of $0.3 million, offset by an increase in AP-PA02 Non-Cystic Fibrosis study related costs of $1.3 million as more patients were enrolled in the study and AP-SA02 Prosthetic Joint Infection studies related costs of $0.2 million.

Other external research and development costs increased by $0.2 million from $3.3 million for the nine months ended September 30, 2022 to $3.5 million for the nine months ended September 30, 2023 as we recognized $0.6 million more credit to research and development expenses related to the milestone payment from CFF during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2023. The remaining change is as a result of a decrease of $1.1 million in laboratory supplies, offset by an increase of $0.8 million in research and development consulting services.

Our expenses by project for the nine months ended September 30, 2023 and 2022 were as follows:

		Nine Months Ended
		September 30, 2023	September 30, 2022
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$3,016,000	$1,505,000
AP-PA02	Cystic Fibrosis	1,879,000	2,961,000
AP-SA02	Bacteremia	3,006,000	3,180,000
AP-SA02	Prosthetic Joint Infection	243,000	101,000
	Expenses not allocated by projects including laboratory supplies	2,382,000	2,771,000
	Total external costs	$10,526,000	$10,518,000

Personnel-related costs, including employee payroll and related expenses, decreased by $0.5 million, from $8.6 million for the nine months ended September 30, 2022 to $8.2 million for the three months ended September 30, 2023, largely due to a decrease in recruiting expenses of $0.3 million, as well employee stock-based compensation expenses decrease of $0.3 million due to fewer stock options granted and stock price decrease.

Facilities and overheads increased by $0.8 million in the nine months ended September 30, 2023 compared to the 2022 period largely as a result of an increase in lease expense of $0.9 million related to new lease arrangement entered in prior periods, offset by a decrease of $0.1 million in other facilities and overhead costs.

General and Administrative

General and administrative expenses were $3.6 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.0 million is primarily related to an increase of $1.1 million in legal, accounting and other consulting expenses, an increase of $0.4 million in lease, other facilities and overhead expenses, an increase of $0.1 million in recruiting expenses and a one-time expense of $0.5 million related to the prepaid financing costs.

General and administrative expenses were $8.5 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $2.9 million is primarily related to an increase of $2.1 million in legal, accounting and other consulting expenses, an increase of $0.7 million in lease, other facilities and overhead expenses, an increase of $0.1 million in recruiting expenses, a one-time expense of $0.5 million related to the prepaid financing costs and a net decrease of personnel-related costs, including stock-based compensation of $0.5 million.

Interest Income

Interest income for both three months ended September 30, 2023 and 2022 was less than $0.1 million, and for the nine months ended September 30, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively, which was related to interest income accrued on our cash and cash equivalents balances.

Interest Expense

We recognized interest expense for both the three and nine months ended September 30, 2023 of $1.2 million, which relates to the interest expenses and the amortization of debt discount and issuance costs for the Loan received from Innoviva in July 2023. Interest expense is accrued and is payable at the Loan maturity in January 2025.

Change in Fair Value of Convertible Debt

We recognized a loss on change in the fair value of the convertible debt for the three and nine months ended September 30, 2023, of $15.8 million and $13.0 million, respectively. The Convertible Loan received from Innoviva in January 2023 and amended in July 2023 is accounted at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Loss on Convertible Debt Extinguishment

We recognized a loss on convertible debt extinguishment for both three and nine months ended September 30, 2023 of $3.9 million which relates to the amendment to the Convertible Loan on July 10, 2023. The amendment was accounted for as an extinguishment in the third quarter 2023.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $24.0 million as of September 30, 2023, are expected to fund our operations through the first quarter of 2024. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

During the nine months ended September 30, 2023, we received the Convertible Loan in the aggregate amount of $30.0 million and the Loan in the aggregate amount of $25.0 million from Innoviva. The Convertible Loan and the Loan mature in January 2025, and principal and accrued interest are payable at maturity. The Convertible Loan provides for various conversion and repayment options, including the conversion of principal and accrued interest into shares of our Common Stock upon a Qualified Financing and the Company’s option to repay the Convertible loan prior to maturity.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the costs of completing the construction and improvements of our leased premises to be used as our new headquarters. As of September 30, 2023, the total projected construction costs of our new leased headquarter in Los Angeles are estimated to be approximately $28.6 million. As of September 30, 2023, we incurred a total of $19.3 million and the remaining costs are expected to be incurred through the second quarter of 2024. We expect to receive $7.3 million of the tenant improvement allowance from the landlord before our construction is completed, which we recognized as other receivable in our condensed consolidated balance sheet as of September 30, 2023. The estimated total construction costs may change as the project progresses;

●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

●	whether and when we receive future Australian tax rebates, if any;

●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

●	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements, government grants or strategic financings;
●	licensing arrangements; and
●	public or private debt.

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our shareholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and an increased risk of insolvency and loss of investment by our shareholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing shareholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(39,317,000)	$(21,996,000)
Net cash used in investing activities	(5,744,000)	(2,666,000)
Net cash provided by financing activities	54,031,000	44,516,000
Net increase in cash, cash equivalents and restricted cash	$8,970,000	$19,854,000

Cash Flows Used in Operating Activities

Net cash used in operating activities was $39.3 million and $22.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash used in operating activities in the nine months ended September 30, 2023 was primarily due to our net loss for the period of $49.2 million, adjusted by non-cash items of $20.1 million and a decrease of $10.2 million in our net operating assets and liabilities. The non-cash items consist of $13.0 million related to a loss from change in fair value of convertible debt, $3.9 million related to a loss on convertible debt extinguishment, $1.2 million of non-cash interest expense on the Loan, $0.7 million related to stock-based compensation expense, $0.7 million related to depreciation and amortization expense and $0.7 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $9.7 million in operating lease liability, which primarily relates to payments to the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, which we expect to complete by the second quarter of 2024, a decrease of $0.3 million in accounts payable and accrued liabilities, a decrease of $0.1 million in accrued compensation, partially offset by an increase of $0.1 million in prepaid expenses and other current assets.

Cash used in operating activities in the nine months ended September 30, 2022 was primarily due to our net loss for the period of $26.6 million, adjusted by non-cash net loss of $2.9 million and a net change of $1.7 million in our net operating assets and liabilities. The non-cash amounts consisted of $2.3 million related to stock-based compensation expense and $0.6 million related to depreciation and amortization expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.7 million in operating lease liability, an increase of $0.8 million in accrued compensation, an increase of $0.6 million in accounts payable and accrued liabilities, partially offset by an increase of $2.4 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $5.7 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively, which is attributable to purchases of laboratory and manufacturing equipment in connection with the construction of a new office, laboratory and manufacturing space at our leased facility in Los Angeles, CA. We expect our spending for property and equipment will decease following the completion of such construction by the second quarter of 2024.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $54.0 million, which consisted primarily of proceeds from issuance of convertible debt, net of issuance costs of $29.1 million, proceeds from issuance of long-term debt, net of issuance costs of $24.9 million, and proceeds from exercise of stock options of less than $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2022 was $44.5 million, which consisted primarily of proceeds from sale of common stock, net of offering costs of $44.4 million, and proceeds from exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to convertible debt, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, valuation of uncertain income tax positions, impairment of goodwill and intangible assets and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 3 to the consolidated financial statements and critical accounting policies and estimated included in our Form 10-K filed with the SEC on March 16, 2023. There were no material changes to our critical accounting policies from December 31, 2022, except the accounting and estimates related to the convertible loan received in January 2023.

Convertible Loan

In January 2023, we entered into the Convertible Credit Agreement with Innoviva. The Convertible Credit Agreement provides for the Convertible Loan in an aggregate amount of $30.0 million, which bears interest at a rate of 8.0% per annum, and was scheduled to mature on January 10, 2024. In July 2023, in connection with the Credit Agreement with Innoviva, we amended the terms of the Convertible Loan, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. The Convertible Loan includes various conversion and repayment options, including the conversion of principal and accrued interest into shares of our Common Stock upon a Qualified Financing and the Company’s option to repay the Convertible Loan prior to maturity. Refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

We account for the Convertible Loan at fair value and changes in fair value are remeasured each reporting period and are included in other income (expense) in the consolidated statements of operations during each reporting period. We estimate the fair value using a weighted probability of various settlement scenarios during the Convertible Loan term discounted to each reporting date. To estimate the fair value of the conversion option scenarios, we use an option pricing model with significant assumptions, such as volatility, expected term and risk-free interest rates. Changes in volatility, expected term, fair value of our Common Stock and probabilities of scenarios significantly impact the fair value of the Convertible Loan.

As of September 30, 2023, we estimated the fair value of the Convertible Loan to be $49.7 million. For the three and nine months ended September 30, 2023, we recognized loss from change in fair value of convertible debt of $15.8 million and $13.0 million, respectively, in the condensed consolidated statements of operations and comprehensive loss.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Corporate Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely discussion regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2023, Richard Rychlik, the Company’s Corporate Controller, was promoted to serve as the Company’s principal financial officer effective as of September 15, 2023, replacing Julianne Averill of Danforth Advisors, LLC, who resigned as Chief Financial Officer on the same day. The promotion of Mr. Rychlik was part of the Company’s plan to transition more of its financing and accounting functions, including internal controls over financial reporting, to Company personnel and reduce its reliance on outside advisors. Other than as set forth in the preceding sentence, there was no change in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation and Release Agreement, dated as of July 14, 2023, by and between the Company and Brian Varnum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2023).

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

ARMATA PHARMACEUTICALS, INC.

Date: November 14, 2023	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard Rychlik
Name: Richard Rychlik
Title: Corporate Controller
(Principal Financial Officer)