Form 10-Q
period 2024-03-31
Armata Pharmaceuticals, Inc.
filed 2024-05-07
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

4503 Glencoe Avenue, Marina del Ray, CA

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of April 30, 2024 was 36,154,617.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or events to be materially different from any future results, performance, or events expressed or implied by the forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our research and development plans, including our clinical development plans and planned clinical trials;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;
●	the potential future of antibiotic resistance;
●	our ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●

our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations and other third parties over whom we have limited control;
●	our ability to staff and maintain our Marina del Rey production facility under fully compliant current Good Manufacturing Practices;
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected compliance with DoD grant requirements;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;

●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of the ongoing conflict between Ukraine and Russia and the recent and potential future bank failures or other geopolitical events; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section hereof entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this Quarterly Report. In addition, this Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates, and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$37,860	$13,523
Prepaid expenses and other current assets	2,143	2,265
Other receivables	1,714	3,363
Total current assets	41,717	19,151
Restricted cash	5,480	5,720
Property and equipment, net	12,700	12,559
Operating lease right-of-use asset	44,243	44,717
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	2,470	2,470
Total assets	$120,356	$98,363

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$4,610	$5,689
Accrued compensation	948	768
Convertible debt	71,658	—
Term debt, current	25,010	—
Current portion of operating lease liabilities	7,497	9,481
Other current liabilities	322	523
Total current liabilities	110,045	16,461
Operating lease liabilities, net of current portion	28,376	28,583
Convertible debt	—	58,633
Term debt, non-current	35,368	23,674
Deferred tax liability	3,077	3,077
Total liabilities	176,866	130,428

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,132,117 and 36,122,932 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	361	361
Additional paid-in capital	276,969	276,393
Accumulated deficit	(333,840)	(308,819)
Total stockholders’ deficit	(56,510)	(32,065)
Total liabilities and stockholders’ deficit	$120,356	$98,363

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Grant revenue	$966	$796
Operating expenses
Research and development	8,016	9,604
General and administrative	3,178	2,538
Total operating expenses	11,194	12,142
Loss from operations	(10,228)	(11,346)
Other income (expense)
Interest income	52	18
Interest expense	(1,820)	—
Change in fair value of convertible debt	(13,025)	(3,162)
Total other (expense) income, net	(14,793)	(3,144)
Net loss	$(25,021)	$(14,490)
Per share information:
Net loss per share, basic and diluted	$(0.69)	$(0.40)
Weighted average shares outstanding, basic and diluted	36,124,980	36,045,040

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Three months Ended March 31, 2024 and 2023

(unaudited)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	36,144,706	$361	$275,493	$(239,774)	$36,080
Stock-based compensation	—	—	857	—	857
Net loss	—	—	—	(14,490)	(14,490)
Balances, March 31, 2023	36,144,706	$361	$276,350	$(254,264)	$22,447

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	13,407	—	42	—	42
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Stock-based compensation	—	—	534	—	534
Net loss	—	—	—	(25,021)	(25,021)
Balances, March 31, 2024	36,132,117	$361	$276,969	$(333,840)	$(56,510)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(25,021)	$(14,490)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	317	230
Stock-based compensation expense	534	857
Change in fair value of convertible debt	13,025	3,162
Non-cash interest expense	1,815	—
Non-cash interest income	(26)	—
Change in right-of-use asset	464	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,797	(1,418)
Accounts payable and accrued liabilities	(1,488)	(1,342)
Accrued compensation	180	(905)
Operating lease liability	(2,181)	(3,664)
Net cash used in operating activities	(10,584)	(17,570)
Investing activities:
Purchases of property and equipment	(250)	(2,010)
Net cash used in investing activities	(250)	(2,010)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	29,594
Proceeds from issuance of long-term debt, net of issuance costs	34,889	—
Proceeds from exercise of stock options	42	—
Net cash provided by financing activities	34,931	29,594
Net increase in cash and restricted cash	24,097	10,014
Cash and restricted cash, beginning of period	19,243	20,812
Cash and restricted cash, end of period	$43,340	$30,826
Supplemental disclosure of cash flow information:
Property and equipment included in accounts payable	$425	$40
Unpaid debt issuance costs	$26	$268

Reconciliation of cash and restricted cash to the consolidated balance sheet:

	Three Months Ended March 31,
	2024	2023
Cash	$37,860	$25,106
Restricted cash	5,480	5,720
Cash and restricted cash	$43,340	$30,826

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

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the ticker symbol “ARMP.”.

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt and grant financing to fund its operations. As of March 31, 2024, the Company had an accumulated deficit of $333.8 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Existing cash of $37.9 million as of March 31, 2024 will not be sufficient to fund the Company’s operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

2024 Credit Agreement

On March 4, 2024, the Company entered into a credit and security agreement (the “2024 Credit Agreement”) for a loan in an aggregate amount of $35.0 million (the “2024 Loan”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), our principal stockholder and a related party (collectively, “Innoviva”). The 2024 Loan bears interest at an annual rate of 14% and matures on June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of its existing convertible loan (the “Convertible Loan”) (see Note 7) and secured credit and security agreement, dated January 10, 2023, with Innoviva (the “Convertible Credit Agreement”) and its existing secured term loan facility (the “2023 Loan”) and credit and security agreement, dated July 10, 2023, with Innoviva (the “2023 Credit Agreement”) to, among other things, conform certain terms relating to permitted indebtedness and permitted liens (see Note 8).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2023 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim reporting. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Any reference in the condensed consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to convertible debt, stock-based compensation expense, accruals for research and development costs, the valuation of deferred tax assets, impairment of goodwill and intangible assets and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing a pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. The long-lived assets of $12.6 million, which represents 98.9% of the Company’s total long-lived assets, are maintained in the United States.

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and restricted cash. As of December 31, 2023 and March 31, 2024, restricted cash was invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13) and reimbursement for tenant improvements (Note 12).

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The Company adopted this ASU as of January 1, 2024, which did not have an impact on its consolidated financial statements or related disclosures.

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

The Company estimated the fair value of its convertible debt using the following inputs as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Discount rate	23.75%	21.01%
Probabilities of settlement scenarios	0%-75%	0%-75%
Volatility	109.80%	123.3%
Expected term (in years)	0.3-0.8	0.2-1.0
Risk-free rate	5.05%-5.32%	4.66%-5.36%

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Convertible debt opening balance	$58,633	$—
Issuance of the convertible debt	—	29,226
Change in fair value	13,025	3,162
Convertible debt closing balance	$71,658	$32,388

5. Net Loss per Share

The following outstanding securities as of March 31, 2024 and December 31, 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	March 31, 2024	December 31, 2023
Outstanding stock options	4,874,620	3,165,216
Unvested restricted stock units	290,000	200,000
Shares issuable upon the conversion of convertible debt	21,692,982	21,293,861
Outstanding warrants	19,365,847	19,365,847
Total	46,223,449	44,024,924

6. Balance Sheet Details

Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Laboratory equipment	$20,136	$19,678
Furniture and fixtures	817	817
Office and computer equipment	438	438
Leasehold improvements	3,447	3,447
Total	24,838	24,380
Less: accumulated depreciation	(12,138)	(11,821)
Property and equipment, net	$12,700	$12,559

Depreciation and amortization expense totaled $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Construction in progress and fixed assets not in use were $8.5 million and $8.1 million as of March 31, 2024 and December 31, 2023, respectively, and are included in the laboratory and manufacturing equipment in the table above. These assets are not depreciated until they are placed in service.

Other receivables

Other receivables as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Tenant improvement allowance receivable (Note 12)	$748	$1,835
Grant and award receivable	966	1,528
	$1,714	$3,363

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$2,057	$1,585
Accrued clinical trial expenses	1,817	3,021
Other accrued expenses	736	1,083
	$4,610	$5,689

7. Convertible Debt

On January 10, 2023, the Company received the Convertible Loan in the aggregate amount of $30.0 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Company’s entry into the 2023 Credit Agreement, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. The Convertible Loan principal and accrued interest are payable at maturity. Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

The Company recognized losses of $13.0 million and $3.2 million as the change in fair value of the Convertible Loan for the three months ended March 31, 2024 and March 31, 2023, respectively.

8. Long-Term Debt

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum and has a maturity date of January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount. Debt issuance costs and debt discount in the amounts of $0.1 million and $3.8 million, respectively, are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 27.31% as of March 31, 2024.

On March 4, 2024, the Company entered into the 2024 Credit Agreement. The 2024 Credit Agreement provides for the 2024 Loan a secured term loan facility in an aggregate amount of $35.0 million at an interest rate of 14.0% per annum and has a maturity date of June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 14.25% for the three months ended March 31, 2024.

The 2023 Credit Agreement and the 2024 Credit Agreement contain customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. The 2023 Credit Agreement and the 2024 Credit Agreement also include customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the 2023 Credit Agreement and the 2024 Credit Agreement, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

9. Stockholders’ Deficit

Warrants

As of March 31, 2024, outstanding warrants to purchase shares of Common Stock were as follows:

March 31, 2024	Exercise Price	Expiration Date
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
19,365,847

Shares Reserved for Future Issuance

As of March 31, 2024 the Company had reserved shares of its Common Stock for future issuance as follows:

March 31, 2024
Stock options outstanding	4,874,620
Unvested restricted stock units	290,000
Employee stock purchase plan	11,890
Shares available for future grants under the 2016 Plan	2,362,677
Warrants outstanding	19,365,847
Shares issuable upon the conversion of convertible debt	21,692,982
Total shares reserved	48,598,016

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of March 31, 2024, there were 2,362,677 shares available for issuance under the 2016 Plan.

Stock option transactions during the three months ended March 31, 2024 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2023	3,165,216	$5.04	5.9	$429
Granted	1,784,054	$3.38		—
Exercised	(13,407)	$3.15		$15
Forfeited/Cancelled/Expired	(61,243)	$5.06		$—
Outstanding at March 31, 2024	4,874,620	$4.44	7.2	$3,334
Vested and expected to vest at March 31, 2024	4,874,620	$4.44	7.2	$3,334
Exercisable at March 31, 2024	2,204,014	$5.51	4.7	$1,243

The aggregate intrinsic value of options at March 31, 2024 is based on the Company’s closing stock price on that date of $4.18 per share.

Restricted stock unit awards transactions during the three months ended March 31, 2024 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	200,000	$2.39
Granted	90,000	$3.38
Outstanding at March 31, 2024	290,000	$2.70

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

The assumptions used in the Black-Scholes model during the three months ended March 31, 2024 and 2023 are presented below.

Three Months Ended
	March 31, 2024	March 31, 2023
Risk-free interest rate	4.24% - 4.25%	3.54% - 4.2%
Expected volatility	89.4% - 92.5%	90.99% - 91.58%
Expected term (in years)	5.12 - 7.0	5.5 - 7.00
Expected dividend yield	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
Research and development	$52	$545
General and administrative	482	312
Total stock-based compensation	$534	$857

As of March 31, 2024, there was $5.9 million of total unrecognized compensation expense related to unvested stock options, restricted stock awards and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.0 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2024 and 2023. The Company generates net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA. The lease commenced on January 1, 2012 and was amended in April 2020 to, among other things, extend the lease term through December 31, 2031 (the “2020 Lease Amendment”). Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the amended term.

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter, the letter of credit will be reduced by 20% of the then outstanding amount. As of March 31, 2024, the letter of credit was $0.5 million.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 was fully or partially abated while the lessor and the Company completed planned tenant improvements to the facility. Base monthly rent is approximately $0.3 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, of which the Company received $6.5 million as of March 31, 2024. The Company is responsible for construction costs over such allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated.

In connection with the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of March 31, 2024 are as follows (in thousands):

Operating
Leases
2024 (remaining nine months)	$6,543
2025	5,307
2026	5,466
2027	5,452
2028	5,616
Thereafter	43,440
Total minimum lease payments	71,824
Less: amount representing interest	(35,951)
Present value of operating lease obligations	35,873
Less: current portion	(7,497)
Noncurrent operating lease obligations	$28,376

Operating lease expenses were $2.2 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,355	5,197

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term, years	12.51	12.79
Weighted-average discount rate, %	13.9	13.9

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

13. Grant and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC managed by the Naval Medical Research Command with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. The MTEC funds are to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company's therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue in the statement of operations when related costs are incurred. The Company recognized $1.0 million in grant revenue from the MTEC Agreement during the three months ended March 31, 2024. As of March 31, 2024, the Company recognized the entire $16.3 million award as grant revenue. The Company recognized $0.8 million in grant revenue from the MTEC Agreement during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had $1.0 million and $1.5 million as awards receivable from MTEC, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three months ended March 31, 2024 and 2023, respectively, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed on March 21, 2024 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the third quarter of 2023, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We see bacteriophages as an alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as C. difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad- spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of phage therapeutics and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We are completing two critical Phase 2 trials to ensure a pathway towards pivotal Phase 3 trials.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for advanced development. We believe we are uniquely advancing two lead candidates to address both chronic and acute bacterial infections.

Our first lead candidate focused primarily on chronic bacterial infections is the clinical phage candidate P. aeruginosa. On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the Cystic Fibrosis Foundation, which granted us a Therapeutics Development Award of $5.0 million. As of March 31, 2024, we received the full award’s amount, including the final payment of $0.3 million in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis Bronchiectasis (“NCFB”) patients with similar chronic pulmonary infections due to P. aeruginosa.

On February 22, 2022, we announced FDA approval to proceed with our IND application for AP-PA02, in a second indication, NCFB. We initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The “Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary P. aeruginosa infection. The trial design includes two cohorts. One cohort enrolls subjects not on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 or placebo. The other cohort enrolls subjects on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 plus their chronic inhaled antibiotic or placebo plus their chronic inhaled antibiotic. This study will analyze AP-PA02 as monotherapy as well as AP-PA02 in combination with inhaled antibiotics. We are actively accelerating enrollment (currently approximately 70% enrolled) at increased AP-PA02 dose levels, and potentially extending duration of therapy, as allowed with the current protocol design. The aim of the study is to define a safe dose and dosing duration with promising biologic correlation in anticipation for a definitive Phase 3 trial in 2025. We plan to evaluate inhaled AP-PA02 as an alternative to inhaled antibiotics in chronic pulmonary P. aeruginosa infections in subjects with NCFB. As there are no FDA approved anti-infective treatments for NCFB, a definitive pivotal placebo-controlled trial is plausible, providing a pathway to commercialization, pending positive results.

In parallel, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infections that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we expect to receive a $15.0 million grant and entered into a three-year program administered by the U.S Department of Defense through MTEC with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. The grant is being used to partially fund a Phase 1/2, multi-center, randomized, double-blind, placebo- controlled dose escalation study that will assess the safety, tolerability, and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus bacteremia.

On November 17, 2021, we announced that we had received from the FDA the approval to proceed for our IND application for AP-SA02. We are focused on accelerating enrollment of the Phase 2a segment of the “diSArm” study, evaluating safety with higher intravenous doses, which is possible due to the high purity of our phage product candidates. Currently the trial is over 50% enrolled. We are committed to developing a definitive efficacy trial in 2025 focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02, in a second indication, prosthetic joint infections (“PJI”) with S. aureus. We had planned to initiate a Phase 1b/2a trial in 2023; however in light of the growing concerns of both PJI and wound infection, we are revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

We remain committed to conducting randomized controlled clinical trials required for FDA approval in order to move toward the commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2024, we had an accumulated deficit of $333.8 million. We currently expect to use our existing cash for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development and seeking to obtain regulatory approval of our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash of $37.9 million as of March 31, 2024 will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

2024 Credit Agreement

On March 4, 2024, we entered into a credit and security agreement (the “2024 Credit Agreement”) for a loan (the “2024 Loan”) in an aggregate amount of $35.0 million with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), our principal stockholder and a related party (collectively, “Innoviva”). The 2024 Loan bears interest at an annual rate of 14% and matures on June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by our domestic subsidiaries, and the 2024 Loan is secured by substantially all of our and the subsidiary guarantors’ assets. Concurrently with the execution of the 2024 Credit Agreement, we amended certain provisions of our existing convertible loan (the “Convertible Loan”) and secured credit and security agreement, dated January 10, 2023, with Innoviva (the “Convertible Credit Agreement”) and existing secured term loan facility (the “2023 Loan”) and credit and security agreement, dated July 10, 2023 with Innoviva (the “2023 Credit Agreement”) to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%

Grant revenue	$966	$796	$170	21.4%
Operating expenses
Research and development	8,016	9,604	(1,588)	(16.5%)
General and administrative	3,178	2,538	640	25.2%
Total operating expenses	11,194	12,142	(948)	(7.8%)
Loss from operations	(10,228)	(11,346)	1,118	(9.9%)
Other income (expense)
Interest income	52	18	34	188.9%
Interest expense	(1,820)	—	(1,820)	*
Change in fair value of convertible debt	(13,025)	(3,162)	(9,863)	311.9%
Loss on convertible debt extinguishment	—	—	—	*
Total other (expense) income, net	(14,793)	(3,144)	(11,649)	*
Net loss	$(25,021)	$(14,490)	$(10,531)	72.7%

*Not meaningful

Grant Revenue

We recognized $1.0 million and $0.8 million of grant revenue during the three months ended March 31, 2024 and 2023, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of S.aureus bacteremia.

Research and Development

The following table summarize our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
External costs:
Clinical trials	$1,712	$2,548	$(836)	(32.8%)
Other research and development costs, including laboratory materials and supplies	941	1,259	(318)	(25.3%)
Total external costs	2,653	3,807	(1,154)	(30.3%)
Internal costs:
Personnel-related costs	2,613	3,347	(734)	(21.9%)
Facilities and overhead costs	2,750	2,450	300	12.2%
Total research and development expense:	$8,016	$9,604	$(1,588)	(16.5%)

Research and development expenses decreased by $1.6 million, from $9.6 million for the three months ended March 31, 2023 to $8.0 million for the three months ended March 31, 2024.

Clinical trial costs decreased by $0.8 million, from $2.5 million for the three months ended March 31, 2023, to $1.7 million for the three months ended March 31, 2024. The decrease is primarily due to a decrease in AP-PA02 Cystic Fibrosis study costs of $0.7 million as this study was completed during 2024; a decrease in AP-SA02 Bacteremia study costs of $0.7 million due to a credit of $0.8 million received from a clinical research organization for prior incurred costs as we negotiated an amended statement of work with the clinical research organization in March 2024; and a decrease in AP-SA02 Prosthetic Joint Infection study costs of $0.2 million as this work was completed during 2024 year, partially offset by an increase in AP-PA02 Non-Cystic Fibrosis Bronchiectasis study clinical related costs of $0.9 million.

Other external research and development costs decreased by $0.3 million from $1.2 million for the three months ended March 31, 2023, to $0.9 million for the three months ended March 31, 2024. The change is a result of a decrease of $0.2 million in laboratory supplies purchases and a decrease of $0.1 million in research and development consulting services.

Our expenses by product and by project for the three months ended March 31, 2024 and 2023 were as follows:

		Three Months Ended
		March 31, 2024	March 31, 2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$1,834	$1,004
AP-PA02	Cystic Fibrosis	97	1,035
AP-SA02	Bacteremia	83	741
AP-SA02	Prosthetic Joint Infection	7	253
	Expenses not allocated by projects*	632	774
	Total external costs	$2,653	$3,807

* Expenses not allocated by projects include consultants, lab supplies and outsource service expenses

Personnel-related costs, including employee payroll and related expenses, decreased by $0.7 million, from $3.3 million for the three months ended March 31, 2023 to $2.6 million for the three months ended March 31, 2024, largely as a result of lower salaries and wage expenses in our research and development organization in the three months ended

March 31, 2024, compared to the three months ended March 31, 2023, as well as employee stock-based compensation expenses decrease of $0.5 million, which was primarily due to the full vesting of awards issued in prior periods.

Facilities and overheads increased in the three months ended March 31, 2024 compared to the 2023 period by $0.3 million. The main factor driving the increase is related to expenses related to our operating leases.

General and Administrative

General and administrative expenses were $3.2 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.6 million is primarily related to an increase of $ 0.3 million in legal, accounting and other consulting expenses, an increase of $0.1 million in lease expenses, and an increase in other facilities and overhead expenses of $0.2 million.

Interest Income

Interest income for the three months ended March 31, 2024, and 2023 was less than $0.1 million, and related to interest income on our cash balances.

Interest Expense

We recognized interest expense for the three months ended March 31, 2024, of $1.8 million related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Interest expense is accrued and is payable at the maturity of the 2023 Loan and the 2024 Loan in 2025.

Change in Fair Value of Convertible Debt

We recognized a loss on change in the fair value of the Convertible Loan for the three months ended March 31, 2024, and 2023 of $13.2 million and $3.2 million, respectively. The Convertible Loan received from Innoviva in January 2023 and amended in July 2023 is accounted at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash of $37.9 million as of March 31, 2024, will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the three months ended March 31, 2024. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

During the year ended December 31, 2023, we received the convertible Loan in the aggregate amount of $30.0 million and the 2023 Loan in the aggregate amount of $25.0 million from Innoviva. The Convertible Loan and the 2023 Loan mature in January 2025, and principal and accrued interest are payable at maturity. The Convertible Loan provides for various conversion and repayment options, including the conversion of principal and accrued interest into shares of our Common Stock upon a Qualified Financing and the Company’s option to repay the Convertible Loan prior to maturity.

On March 4, 2024, we entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million with Innoviva. Concurrently with the execution of the 2024 Loan, we amended certain provisions of the

Convertible Credit Agreement and the 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens. The 2024 Loan bears 14% annual interest rate and matures in June 2025. Principal and accrued interest are payable at maturity.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the costs of completing the construction and improvements of our leased premises to be used as our new headquarters. We expect to incur $3.0 million of additional expenses by mid-2024, which may increase or decrease as we complete the construction by mid-2024;

●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and;

●	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements;
●	government grants; or
●	strategic financing.

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations, increase the risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(10,584)	$(17,570)
Net cash used in investing activities	(250)	(2,010)
Net cash provided by financing activities	34,931	29,594
Net increase in cash and restricted cash	$24,097	$10,014

Cash Flows Used in Operating Activities

Net cash used in operating activities was $10.6 million and $17.6 million for the three months ended March 31, 2024 and 2023, respectively.

Cash used in operating activities in the three months ended March 31, 2024 was primarily due to our net loss for the period of $25.0 million, adjusted by non-cash items of $16.1 million and a decrease of $1.7 million in our net operating assets and liabilities. The non-cash items consist of $13.0 million related to a loss from change in fair value of convertible debt, $1.8 million of non-cash interest expense on the 2023 Loan and 2024 Loan, $0.5 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense and $0.5 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $2.2 million in operating lease liability, which primarily relates to payments to the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, which we expect to complete by mid-2024, a decrease of $1.5 million in accounts payable and accrued liabilities, an increase of $0.2 million in accrued compensation, and an increase of $1.8 million in prepaid expenses and other current assets.

Cash used in operating activities in the three months ended March 31, 2023, was primarily due to our net loss for the period of $14.5 million, adjusted by non-cash net loss of $4.2 million and a net change of $7.3 million in our net operating assets and liabilities. The non-cash amounts consisted of $3.2 million related to a loss from change in fair value of convertible debt, $0.9 million related to stock-based compensation expense and $0.2 million related to depreciation and amortization expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $3.7 million in operating lease liability, a decrease of $0.9 million in accrued compensation, a decrease of $1.3 million in accounts payable and accrued liabilities, and a decrease of $1.4 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.3 million and $2.0 million for the three months ended March 31, 2024 and 2023 respectively, which is attributable to purchases of laboratory and manufacturing equipment in connection with the construction of a new office, laboratory and manufacturing space at our leased facility in Los Angeles, CA.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $34.9 million, which consisted primarily of proceeds from issuance of long-term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of less than $0.1 million.

Cash provided by financing activities for the three months ended March 31, 2023 was $29.6 million, which consisted primarily of proceeds from issuance of convertible debt, net of issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have off-balance sheet arrangements.

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

Refer to Note 3 to the consolidated financial statements and critical accounting policies and estimated included in our Form 10-K filed with the SEC on March 21, 2024. There were no material changes to our critical accounting policies from December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Corporate Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2023 Form 10-K. There have been no material changes to the risk factors described in our 2023 Form 10-K.

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

10.1

Credit and Security Agreement, dated March 4, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K, filed with SEC on March 4, 2024.

10.2

First Amendment to Credit and Security Agreement, dated March 4, 2024, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.3

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

ARMATA PHARMACEUTICALS, INC.

Date: May 7, 2024	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard Rychlik
Name: Richard Rychlik
Title: Vice President, Corporate Controller
(Principal Financial Officer)