Form 10-Q
period 2024-06-30
Armata Pharmaceuticals, Inc.
filed 2024-08-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 9, 2024 was 36,183,067.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,405	$13,523
Prepaid expenses and other current assets	3,256	2,265
Other receivables	1,242	3,363
Total current assets	30,903	19,151
Restricted cash	5,480	5,720
Property and equipment, net	13,474	12,559
Operating lease right-of-use asset	43,671	44,717
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	1,039	2,470
Total assets	$108,313	$98,363

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$3,851	$5,689
Accrued compensation	1,222	768
Convertible debt	48,261	—
Term debt, current	63,127	—
Current portion of operating lease liabilities	6,596	9,481
Other current liabilities	124	523
Total current liabilities	123,181	16,461
Operating lease liabilities, net of current portion	28,156	28,583
Convertible debt	—	58,633
Term debt, non-current	—	23,674
Deferred tax liability	3,077	3,077
Total liabilities	154,414	130,428

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,155,992 and 36,122,932 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	362	361
Additional paid-in capital	278,391	276,393
Accumulated deficit	(324,854)	(308,819)
Total stockholders’ deficit	(46,101)	(32,065)
Total liabilities and stockholders’ deficit	$108,313	$98,363

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Grant revenue	$—	$980	$966	$1,776
Operating expenses
Research and development	8,475	8,259	16,491	17,863
General and administrative	3,439	2,350	6,617	4,888
Total operating expenses	11,914	10,609	23,108	22,751
Operating loss	(11,914)	(9,629)	(22,142)	(20,975)
Other income (expense)
Interest income	221	46	273	64
Interest expense	(2,718)	—	(4,538)	—
Change in fair value of convertible debt	23,397	6,036	10,372	2,874
Total other income (expense), net	20,900	6,082	6,107	2,938
Net income (loss)	$8,986	$(3,547)	$(16,035)	$(18,037)
Per share information:
Net income (loss) per share, basic	$0.25	$(0.10)	$(0.44)	$(0.50)
Weighted average shares outstanding, basic	36,154,521	36,068,130	36,139,873	36,056,649
Net loss per share, diluted	$(0.25)	$(0.17)	$(0.45)	$(0.50)
Weighted average shares outstanding, diluted	58,246,626	56,544,698	58,231,978	36,056,649

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2023	36,144,706	$361	$276,350	$(254,264)	$22,447
Forfeiture of restricted stock awards	(3,699)	—	—	—	—
Withholdings for taxes related to net share settlement of equity awards	(13,701)	—	(18)	—	(18)
Share-based compensation expense	—	—	261	—	261
Net loss	—	—	—	(3,547)	(3,547)
Balances, June 30, 2023	36,127,306	$361	$276,593	$(257,811)	$19,143

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2024	36,132,117	$361	$276,969	$(333,840)	$(56,510)
Exercise of stock options	23,875	1	87	—	88
Share-based compensation expense	—	—	1,335	—	1,335
Net income	—	—	—	8,986	8,986
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)

	Stockholders’ Equity
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2022	36,144,706	$361	$275,493	$(239,774)	$36,080
Forfeiture of restricted stock awards	(3,699)	—	—	—	—
Withholdings for taxes related to net share settlement of equity awards	(13,701)	—	(18)	—	(18)
Stock-based compensation expense	—	—	1,118	—	1,118
Net loss	—	—	—	(18,037)	(18,037)
Balances, June 30, 2023	36,127,306	$361	$276,593	$(257,811)	$19,143

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Stock-based compensation expense	—	—	1,869	—	1,869
Net loss	—	—	—	(16,035)	(16,035)
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(16,035)	$(18,037)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	632	458
Stock-based compensation expense	1,869	1,118
Change in fair value of convertible debt	(10,372)	(2,874)
Non-cash interest expense	4,538	—
Change in right-of-use asset	960	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,561	(2,207)
Accounts payable and accrued liabilities	(2,142)	116
Accrued compensation	454	(730)
Operating lease liability	(3,226)	(7,474)
Net cash used in operating activities	(20,761)	(29,630)
Investing activities:
Purchases of property and equipment	(1,616)	(2,232)
Net cash used in investing activities	(1,616)	(2,232)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	29,226
Proceeds from issuance of long-term debt, net of issuance costs	34,889	—
Proceeds from exercise of stock options	130	—
Net cash provided by financing activities	35,019	29,226
Net increase (decrease) in cash, cash equivalents and restricted cash	12,642	(2,636)
Cash, cash equivalents and restricted cash, beginning of period	19,243	20,812
Cash, cash equivalents and restricted cash, end of period	$31,885	$18,176
Supplemental disclosure of cash flow information:
Property and equipment included in accounts payable and accrued liabilities	$148	$3,416

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$26,405	$12,456
Restricted cash	5,480	5,720
Cash, cash equivalents and restricted cash	$31,885	$18,176

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

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the ticker symbol “ARMP.”

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt financing and grants to fund its operations. As of June 30, 2024, the Company had an accumulated deficit of $324.9 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Existing cash and cash equivalents of $26.4 million as of June 30, 2024 will not be sufficient to fund the Company’s operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

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

Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. The long-lived assets of $13.3 million, which represent 99.1% of the Company’s total long-lived assets, are maintained in the United States.

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of June 30, 2024, cash equivalents and restricted cash was invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector. These are investment assets and are classified as cash equivalents in the condensed consolidated balance sheets as their original maturities are less than three months.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13) and reimbursement for tenant improvements (Note 12).

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings (loss) per share (“EPS”) computation. The Company adopted this ASU as of January 1, 2024, which did not have an impact on its consolidated financial statements or related disclosures.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$21,102	$21,102	$—	$—
Convertible debt– financial liabilities	48,261	—	—	48,261

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Convertible debt– financial liabilities	$58,633	$—	$—	$58,633

The Company’s convertible debt (Note 7) is measured at fair value and remeasured at each quarter end, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations. The Company estimates the fair value of its convertible debt using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with assumptions and estimates such as volatility, expected term and risk-free interest rates. Level 3 fair value inputs include probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its convertible debt using the following inputs as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Discount rate	28.28%	21.01%
Probabilities of settlement scenarios	0%-75%	0%-75%
Volatility	111.6%	120.3%
Expected term (in years)	0.26-0.54	0.16-1.04
Risk-free rate	5.18%-5.33%	4.66%-5.36%

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Convertible debt opening balance	$58,633	$—
Issuance of the convertible debt	—	29,226
Change in fair value	(10,372)	(2,874)
Convertible debt closing balance	$48,261	$26,352

5. Net Income (Loss) per Share

The computation of basic EPS is based on the weighted-average number of the Company’s Common Stock outstanding. The computation of diluted EPS is based on the weighted-average number of the Company’s Common Stock outstanding and potential dilutive common stock, which primarily includes conversion of convertible debt. Diluted EPS is computed using the more dilutive of the treasury stock method, which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to the Company’s Common Stock. Common Stock options, warrants and unvested restricted stock units were not included in dilutive EPS as their impact would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders, basic	$8,986	$(3,547)	$(16,035)	$(18,037)
Gain from change in fair value of convertible debt	(23,397)	(6,036)	(10,372)	—
Net loss attributable to common stockholders, diluted	$(14,411)	$(9,583)	$(26,407)	$(18,037)

Denominator:
Weighted average shares outstanding, basic	36,154,521	36,068,130	36,139,873	36,056,649
Shares issuable upon the conversion of the convertible debt	22,092,105	20,476,568	22,092,105	—
Weighted average shares outstanding, diluted	58,246,626	56,544,698	58,231,978	36,056,649

Net income (loss) per share, basic	$0.25	$(0.10)	$(0.44)	$(0.50)
Net loss per share, diluted	$(0.25)	$(0.17)	$(0.45)	$(0.50)

The following outstanding securities as of June 30, 2024 and December 31, 2023 have been excluded from the computation of dilutive weighted average shares outstanding, as they would have been anti-dilutive:

	June 30, 2024	December 31, 2023
Outstanding stock options	4,645,737	3,165,216
Unvested restricted stock units	290,000	200,000
Shares issuable upon the conversion of convertible debt	—	21,293,861
Outstanding warrants	19,365,847	19,365,847
Total	24,301,584	44,024,924

6. Balance Sheet Details

Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$21,225	$19,678
Furniture and fixtures	817	817
Office and computer equipment	438	438
Leasehold improvements	3,447	3,447
Total	25,927	24,380
Less: accumulated depreciation	(12,453)	(11,821)
Property and equipment, net	$13,474	$12,559

Depreciation and amortization expense totaled $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, and $0.6 and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Construction in progress and fixed assets not in use were $9.6 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively, and are included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Other receivables

Other receivables as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Tenant improvement allowance receivable (Note 12)	$748	$1,835
Grant and award receivable (Note 13)	494	1,528
	$1,242	$3,363

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$1,743	$1,585
Accrued clinical trial expenses	1,680	3,021
Other accrued expenses	428	1,083
	$3,851	$5,689

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

The Company recognized gains of $23.4 million and $6.0 million as the change in fair value of the Convertible Loan for the three months ended June 30, 2024 and 2023, and $10.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively.

8. Long-Term Debt

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum and has a maturity date of January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount. Debt issuance costs and debt discount in the amounts of $0.1 million and $3.8 million, respectively, are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 27.31% as of June 30, 2024.

On March 4, 2024, the Company entered into the 2024 Credit Agreement. The 2024 Credit Agreement provides for the 2024 Loan, a secured term loan facility in an aggregate amount of $35.0 million at an interest rate of 14.0% per annum and has a maturity date of June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 14.25% as of June 30, 2024.

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

9. Stockholders’ Deficit

Warrants

As of June 30, 2024, outstanding warrants to purchase shares of Common Stock were as follows:

Shares	Exercise Price	Expiration Date
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
19,365,847

Shares Reserved for Future Issuance

As of June 30, 2024, the Company had reserved shares of its Common Stock for future issuance as follows:

June 30, 2024
Stock options outstanding	4,645,737
Unvested restricted stock units	290,000
Shares issuable under the Employee stock purchase plan	11,890
Shares available for future grants under the 2016 Plan	2,480,159
Warrants outstanding	19,365,847
Shares issuable upon the conversion of convertible debt	22,092,105
Total shares reserved	48,885,738

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of June 30, 2024, there were 2,480,159 shares available for issuance under the 2016 Plan.

Stock option transactions during the six months ended June 30, 2024 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2023	3,165,216	$5.04	5.9	$429
Granted	1,784,054	$3.38		—
Exercised	(37,282)	$3.38		$24
Forfeited/Cancelled/Expired	(266,251)	$15.36		—
Outstanding at June 30, 2024	4,645,737	$3.83	7.1	$144
Vested and expected to vest at June 30, 2024	4,645,737	$3.83	7.1	$144
Exercisable at June 30, 2024	2,627,743	$4.14	5.3	$144

The aggregate intrinsic value of options at June 30, 2024 is based on the Company’s closing stock price on that date of $2.75 per share.

Restricted stock unit awards transactions during the six months ended June 30, 2024 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	200,000	$2.39
Granted	90,000	$3.38
Outstanding at June 30, 2024	290,000	$2.70

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

The assumptions used in the Black-Scholes model during the three and six months ended June 30, 2024 and 2023 are presented below.

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.24% - 4.25%	3.54% - 4.2%
Expected volatility	89.4% - 92.5%	90.99% - 91.58%
Expected term (in years)	5.12 - 7.0	5.5 - 7.00
Expected dividend yield	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$323	$259	$375	$804
General and administrative	1,012	2	1,494	314
Total stock-based compensation expense	$1,335	$261	$1,869	$1,118

As of June 30, 2024, there was $4.0 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.1 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2024 and 2023. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

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

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter, the letter of credit will be reduced by 20% of the then outstanding amount. As of June 30, 2024, the letter of credit was $0.5 million.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 was fully or partially abated while the lessor and the Company completed planned tenant improvements to the facility. Base monthly rent is approximately $0.3 million in 2024. The Company is entitled to receive an allowance for tenant improvements of up to $7.3 million, of which the Company received $6.5 million as of June 30, 2024. The Company is responsible for construction costs over such allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of June 30, 2024 are as follows (in thousands):

Operating
Leases
2024 (remaining six months)	$4,356
2025	5,307
2026	5,466
2027	5,452
2028	5,616
Thereafter	43,439
Total minimum lease payments	69,636
Less: amount representing interest	(34,884)
Present value of operating lease obligations	34,752
Less: current portion	(6,596)
Noncurrent operating lease obligations	$28,156

Operating lease expenses were $2.0 million and $1.8 million for the three months ended June 30, 2024 and 2023, and $4.2 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.4 million and $0.2 million for the three months ended June 30, 2024 and 2023, and $1.0 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,149	$10,608

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term, years	12.25	12.79
Weighted-average discount rate, %	13.9	13.9

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

13. Grant and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC managed by the Naval Medical Research Command with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to a total of $21.6 million and extend the term into the third quarter of 2025. The MTEC funds are to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The MTEC Agreement is effective through August 15, 2025. The MTEC Agreement may be terminated in whole or in part 30 calendar days following written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy, the Company recognizes proceeds received under the MTEC Agreement as grant revenue in the statement of operations when related costs are incurred. The Company recognized zero and $1.0 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2024, respectively. As of March 31, 2024, the Company recognized the entire $16.3 million award as grant revenue. Since the additional award was approved in July 2024, the Company will recognize grant revenue from July 2024 until the full amount is utilized. The Company recognized $1.0 million and $1.8 million in grant revenue from the MTEC Agreement during the three and six months ended June 30, 2023. As of June 30, 2024, and December 31, 2023, the Company had $0.5 million and $1.5 million as awards receivable from MTEC, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with CFF, pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award was used to fund a portion of the Company’s Phase 1b/2a clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

The first payment under the Award Agreement, in the amount of $1.0 million, became due upon signing the Award Agreement and was received in April 2020. The remainder of the CFF Award was payable to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Award Agreement. The total amount of the CFF award was recognized through December 2023 and no additional payments are expected.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three and six months ended June 30, 2024 and 2023, respectively, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2025, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of high purity, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We see bacteriophages as an alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as C. difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad- spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of broad phage therapeutics with high purity and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We are completing two critical Phase 2 trials to ensure a pathway towards pivotal Phase 3 trials.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for late-stage clinical development. We have spent the last 12 months further improving our manufacturing processes with the goal of ensuring commercial viability by significantly increasing phage titers and improving production efficiency. We believe we are uniquely advancing two lead candidates to address both chronic and acute bacterial infections.

Our first lead candidate focused primarily on chronic bacterial infections is the clinical phage candidate P. aeruginosa. On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the Cystic Fibrosis Foundation, which granted us a Therapeutics Development Award of $5.0 million. As of June 30, 2024, we received the full award’s amount, including the final payment of $0.3 million in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis Bronchiectasis (“NCFB”) patients with similar chronic pulmonary infections due to P. aeruginosa.

On February 22, 2022, we announced FDA approval to proceed with our IND application for AP-PA02, in a second indication, NCFB. We initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The “Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary P. aeruginosa infection. The trial design includes two cohorts in order to analyze AP-PA02 as monotherapy as well as AP-PA02 in combination with inhaled antibiotics. One cohort enrolls subjects not on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 or placebo. The other cohort enrolls subjects on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 plus their chronic inhaled antibiotic or placebo plus their chronic inhaled antibiotic. The aim of the study is to define a safe dose and dosing duration with promising biologic correlation in anticipation for a definitive Phase 3 trial in 2025. On July 11, 2024, we announced completion of enrollment of the Phase 2 Tailwind Study. The last patient final follow-up visit took place on August 7, 2024. We anticipate topline data from the Tailwind study in the second half of 2024, followed by potential initiation of a pivotal bronchiectasis trial in 2025 in which we plan to evaluate inhaled AP-PA02 as an alternative to inhaled antibiotics in chronic pulmonary P. aeruginosa infections in subjects with NCFB. As there are no FDA approved anti-infective treatments for NCFB, a definitive pivotal placebo-controlled trial is plausible, providing a pathway to commercialization, pending positive clinical trial results.

In parallel, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million grant and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC – Naval Advanced Medical Development) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to

$21.6 million and extend the term into the third quarter of 2025. The grant is being used to partially fund a Phase 1b/2a, multi center, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus.

On November 17, 2021, we announced that we had received from the FDA the approval to proceed for our IND application for AP-SA02. We are focused on accelerating enrollment of the Phase 2a segment of the “diSArm” study, evaluating safety with higher intravenous doses, which is possible due to the high purity of our phage product candidates. Currently the trial is over 60% enrolled. We are committed to developing a definitive efficacy trial in 2025 focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, prosthetic joint infections (“PJI”) with S. aureus. We had planned to initiate a Phase 1b/2a trial in 2023; however, in light of the growing concerns of both PJI and wound infection, we are revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

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

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2024, we had an accumulated deficit of $324.9 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $26.4 million as of June 30, 2024 will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

MTEC Agreement Modification

In July 2024, we amended our MTEC agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

Results of Operations

Comparison of three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%

Grant revenue	$—	$980	$(980)	(100.0%)
Operating expenses
Research and development	8,475	8,259	216	2.6%
General and administrative	3,439	2,350	1,089	46.3%
Total operating expenses	11,914	10,609	1,305	12.3%
Loss from operations	(11,914)	(9,629)	(2,285)	23.7%
Other income (expense)
Interest income	221	46	175	380.4%
Interest expense	(2,718)	—	(2,718)	*
Change in fair value of convertible debt	23,397	6,036	17,361	287.6%
Total other income (expense), net	20,900	6,082	14,818	*
Net income (loss)	$8,986	$(3,547)	$12,533	(353.3%)

*Not meaningful

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Grant revenue	$966	$1,776	$(810)	(45.6%)
Operating expenses
Research and development	16,491	17,863	(1,372)	(7.7%)
General and administrative	6,617	4,888	1,729	35.4%
Total operating expenses	23,108	22,751	357	1.6%
Loss from operations	(22,142)	(20,975)	(1,167)	5.6%
Other income (expense)
Interest income	273	64	209	*
Interest expense	(4,538)	—	(4,538)	*
Change in fair value of convertible debt	10,372	2,874	7,498	260.9%
Total other income (expense), net	6,107	2,938	3,169	*
Net loss	$(16,035)	$(18,037)	$2,002	(11.1%)

*Not meaningful

Grant Revenue

Our grant revenue represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of S. aureus. The full amount of the MTEC award of $16.3 million was utilized as of March 31, 2024 and no grant revenue was recognized during the three months ended June 30, 2024. In July 2024, we amended our MTEC agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized. We recognized $1.0 million of grant revenue during the three months ended June 30, 2023, and $1.0 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively, related to the MTEC award.

Research and Development

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%
External costs:
Clinical trials	$2,667	$1,993	$674	33.8%
Other research and development costs, including laboratory materials and supplies	835	1,063	(228)	(21.4%)
Total external costs	3,502	3,056	446	14.6%
Internal costs:
Personnel-related costs	2,810	2,672	138	5.2%
Facilities and overhead costs	2,163	2,531	(368)	(14.5%)
Total research and development expense:	$8,475	$8,259	$216	2.6%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

External costs:
Clinical trial expenses	$4,379	$4,541	$(162)	(3.6%)
Other research and development costs, including consulting, laboratory supplies and other	1,776	2,322	(546)	(23.5%)
Total external costs	6,155	6,863	(708)	(10.3%)
Internal costs:
Personnel-related costs	5,422	6,019	(597)	(9.9%)
Facilities and overhead costs	4,914	4,981	(67)	(1.3%)
Total research and development expense:	$16,491	$17,863	$(1,372)	(7.7%)

Research and development expenses increased by $0.2 million, from $8.3 million for the three months ended June 30, 2023 to $8.5 million for the three months ended June 30, 2024.

Research and development expenses decreased by $1.4 million, from $17.9 million for the six months ended June 30, 2023 to $16.5 million for the six months ended June 30, 2024.

Clinical trial costs increased by $0.7 million, from $2.0 million for the three months ended June 30, 2023, to $2.7 million for the three months ended June 30, 2024. The increase is primarily due to an increase of $0.6 million in AP-PA02 Non-Cystic Fibrosis Bronchiectasis trial costs and $0.2 million in Bacteremia trial costs, respectively, as both trials are in an active stage and the number of enrolled patients, patient visits and active sites have increased during the second half of 2023 and during the six months of 2024. The increase was partially offset by a decrease of $0.2 million and $0.1 million in AP-SA02 Prosthetic Joint Infection study costs and AP-PA02 Cystic Fibrosis study costs, respectively, as most activities under the trials were completed in 2023.

Clinical trial costs decreased by $0.2 million, from $4.5 million for the six months ended June 30, 2023, to $4.3 million for the six months ended June 30, 2024. The decrease is primarily due to a decrease of $0.9 million in AP-PA02 Cystic Fibrosis trial costs, $0.5 million in Bacteremia trial costs and $0.3 million in AP-SA02 Prosthetic Joint Infection trial costs, offset by an increase of $1.5 million in the AP-PA02 Non-Cystic Fibrosis Bronchiectasis trial costs. AP-PA02 Cystic Fibrosis and AP-SA02 Prosthetic Joint Infection trials are substantially completed and study reconciliations are in process. Bacteremia trial costs decreased due to a credit of $0.8 million received from a clinical research organization for prior incurred costs as we negotiated an amended statement of work with the clinical research organization in March 2024, offset by an increase of $0.3 million during the six months ended June 30, 2024. The AP-PA02 Non-Cystic Fibrosis Bronchiectasis trial costs increased as we completed our patients’ enrollment in July 2024.

Other external research and development costs decreased by $0.2 million from $1.1 million for the three months ended June 30, 2023, to $0.9 million for the three months ended June 30, 2024. The change is primarily due to a decrease of $0.3 million in consulting expenses, offset by an increase of less than $0.1 million in clinical supplies shipping costs.

Other external research and development costs decreased by $0.5 million from $2.3 million for the six months ended June 30, 2023, to $1.8 million for the six months ended June 30, 2024. The decrease is primarily due to a decrease of $0.4 million in consulting expenses and $0.2 million decrease in lab supplies costs.

Our expenses by product and by project for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

		Three Months Ended
		June 30, 2024	June 30, 2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$1,768	$1,057
AP-PA02	Cystic Fibrosis	138	324
AP-SA02	Bacteremia	1,051	797
AP-SA02	Prosthetic Joint Infection	1	207
	Expenses not allocated by projects*	544	671
	Total external costs	$3,502	$3,056

		Six Months Ended June 30,
		2024	2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$3,602	$2,061
AP-PA02	Cystic Fibrosis	235	1,359
AP-SA02	Bacteremia	1,134	1,538
AP-SA02	Prosthetic Joint Infection	8	460
	Expenses not allocated by projects*	1,176	1,445
	Total external costs	$6,155	$6,863

* Expenses not allocated by projects include consultants, lab supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, increased by $0.2 million, from $2.6 million for the three months ended June 30, 2023 to $2.8 million for the three months ended June 30, 2024, mainly related to a $0.3 million increase in stock-based compensation expense, which was primarily due to options granted in March 2024, offset by $0.1 million decrease in other personnel-related costs.

Personnel-related costs, including employee payroll and related expenses, decreased by $0.6 million, from $6.0 million for the six months ended June 30, 2023 to $5.4 million for the six months ended June 30, 2024, mainly due to $0.4 million lower stock based compensation expense as there were no expense related to the equity awards that fully vested after June 30, 2023, $0.1 million reduction in outsourced services expenses and $0.1 million decrease in other personnel-related costs.

Facilities and overheads decreased by $0.4 million for the three months ended June 30, 2024 compared to the 2023 period, which is related to fewer expenses incurred on consumables and lab equipment maintenance.

Facilities and overheads increased by $0.2 million for the six months ended June 30, 2024 compared to the 2023 period, as a result of an increase in expenses related to our McConnell leased facility.

General and Administrative

General and administrative expenses were $3.4 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.1 million is primarily related to an increase of $1.0 million in stock-based compensation expenses due to stock-based awards granted during the first quarter of 2024, and $0.1 million increase in personnel, recruitment, lease and other facilities and overhead expenses.

General and administrative expenses were $6.6 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $1.7 million is primarily related to an increase of $1.1 million in stock-based compensation expense due to stock-based awards granted during the first quarter of 2024, an increase of $0.3 million in legal, accounting and other consulting expenses, an increase of $0.2 million in expenses related to our McConnell leased facility and an increase of $0.1 million in other facilities and overhead expenses.

Interest Income

Interest income for the three months ended June 30, 2024 and 2023 was $0.2 million and less than $0.1 million, respectively, and related to interest income on our money market fund investments.

Interest income for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively, and related to interest income on our money market fund investments.

Interest Expense

We recognized interest expense of $2.7 million for the three months ended June 30, 2024, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Stated interest is accrued and is payable at the maturity of the 2023 Loan and the 2024 Loan in 2025.

We recognized interest expense of $4.5 million for the six months ended June 30, 2024, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Stated interest is accrued and is payable at the maturity of the 2023 Loan and the 2024 Loan in 2025.

Change in Fair Value of Convertible Debt

We recognized a gain on change in the fair value of the Convertible Loan for the three months ended June 30, 2024 and 2023 of $23.4 million and $6.0 million, respectively. Such gain is primarily attributable to the decrease in our Common Stock price in the three months ended June 30, 2024, and 2023.

We recognized a loss on change in the fair value of the Convertible Loan for the six months ended June 30, 2024 and 2023 of $10.4 million and $2.9 million, respectively. Such losses are primarily attributable to the changes in our estimated probabilities of various settlement scenarios, changes in our Common Stock price, remaining loan term and changes in volatilities. The Convertible Loan received from Innoviva in January 2023 and amended in July 2023 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $26.4 million as of June 30, 2024 will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the six months ended June 30, 2024. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

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

On March 4, 2024, we entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million with Innoviva. Concurrently with the execution of the 2024 Loan, we amended certain provisions of the Convertible Credit Agreement and the 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens. The 2024 Loan bears interest at an annual rate of 14% and matures in June 2025. Principal and accrued interest are payable at maturity.

In July 2024, we amended our MTEC agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the costs of completing the construction and improvements of our leased premises to be used as our new headquarters. We expect to incur approximately $2.3 million of additional expenses in the second half of 2024, which may increase or decrease as we complete the construction in the second half of 2024;

●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

●	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity financings;
●	collaborative arrangements;
●	government grants; or
●	strategic financing.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(20,761)	$(29,630)
Net cash used in investing activities	(1,616)	(2,232)
Net cash provided by financing activities	35,019	29,226
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,642	$(2,636)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $20.8 million and $29.6 million for the six months ended June 30, 2024 and 2023, respectively.

Cash used in operating activities in the six months ended June 30, 2024 was primarily due to our net loss for the period of $16.0 million, adjusted by non-cash items of $2.4 million and a decrease of $2.4 million in our net operating assets and liabilities. The non-cash items consist of $10.4 million related to a gain from change in fair value of convertible debt, $4.5 million of non-cash interest expense on the 2023 Loan and the 2024 Loan, $1.9 million related to stock-based compensation expense, $1.0 million related to change in right-of-use asset and $0.6 million related to depreciation and amortization expense. The decrease in our net operating assets and liabilities was primarily due to a decrease of $3.2 million in operating lease liability related to lease payments and payments for the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, a decrease of $2.1 million in accounts payable and accrued liabilities, an increase of $0.5 million in accrued compensation, and an increase of $2.6 million in prepaid expenses and other current assets.

Cash used in operating activities in the six months ended June 30, 2023, was primarily due to our net loss for the period of $18.0 million, adjusted by non-cash net loss of $1.3 million and a net change of $10.3 million in our net operating assets and liabilities. The non-cash amounts consisted of $2.9 million related to a gain from change in fair value of convertible debt, $1.1 million related to stock-based compensation expense and $0.5 million related to depreciation and amortization expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $7.5 million in operating lease liability, a decrease of $0.7 million in accrued compensation, an increase of $0.1 million in accounts payable and accrued liabilities, and a decrease of $2.2 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $1.6 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, which is attributable to purchases of laboratory and manufacturing equipment in connection with the construction of a new office, laboratory and manufacturing space at our leased facility in Los Angeles, CA.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $34.9 million, which consisted primarily of proceeds from issuance of long-term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of less than $0.1 million.

Cash provided by financing activities for the six months ended June 30, 2023 was $29.2 million, which consisted primarily of proceeds from issuance of convertible debt, net of issuance costs.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Corporate Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Letter Agreement by and between Mina Pastagia, M.D. and the Company, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2024).

10.2

Amendment No. 1, dated as of July 22, 2024, to that certain Employment Letter Agreement by and between Mina Pastagia, M.D. and the Company, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2024).

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

ARMATA PHARMACEUTICALS, INC.

Date: August 13, 2024	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard Rychlik
Name: Richard Rychlik
Title: Vice President, Corporate Controller
(Principal Financial Officer)