Form 10-Q
period 2024-09-30
Armata Pharmaceuticals, Inc.
filed 2024-11-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 8, 2024 was 36,183,067.

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

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations and other third parties over whom we have limited control;
●	our ability to staff and maintain our production facility under fully compliant current Good Manufacturing Practices;
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnership with the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected compliance with DoD grant requirements;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of the ongoing conflict between Ukraine and Russia and the recent and potential future bank failures or other geopolitical events; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$17,141	$13,523
Prepaid expenses and other current assets	3,029	2,265
Other receivables	2,219	3,363
Total current assets	22,389	19,151
Restricted cash	5,480	5,720
Property and equipment, net	13,616	12,559
Operating lease right-of-use asset	42,251	44,717
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	755	2,470
Total assets	$98,237	$98,363

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$3,714	$5,689
Accrued compensation	1,580	768
Convertible debt, current	41,357	—
Term debt, current	66,046	—
Current portion of operating lease liabilities	4,994	9,481
Other current liabilities	513	523
Total current liabilities	118,204	16,461
Operating lease liabilities, net of current portion	27,929	28,583
Convertible debt, non-current	—	58,633
Term debt, non-current	—	23,674
Deferred tax liability	3,077	3,077
Total liabilities	149,210	130,428

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.01 par value; 217,000,000 shares authorized; 36,183,067 and 36,122,932 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	362	361
Additional paid-in capital	279,000	276,393
Accumulated deficit	(330,335)	(308,819)
Total stockholders’ deficit	(50,973)	(32,065)
Total liabilities and stockholders’ deficit	$98,237	$98,363

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Grant revenue	$2,973	$1,225	$3,939	$3,001
Operating expenses
Research and development	9,485	7,978	25,975	25,842
General and administrative	3,244	3,583	9,861	8,470
Total operating expenses	12,729	11,561	35,836	34,312
Operating loss	(9,756)	(10,336)	(31,897)	(31,311)
Other income (expense)
Interest income	294	47	567	111
Interest expense	(2,923)	(1,176)	(7,462)	(1,176)
Change in fair value of convertible debt	6,904	(15,833)	17,276	(12,959)
Loss on convertible debt extinguishment	—	(3,863)	—	(3,863)
Total other income (expense), net	4,275	(20,825)	10,381	(17,887)
Net loss	$(5,481)	$(31,161)	$(21,516)	$(49,198)
Per share information:
Net loss per share, basic and diluted	$(0.15)	$(0.86)	$(0.60)	$(1.36)
Weighted average shares outstanding, basic and diluted	36,180,124	36,086,990	36,153,388	36,067,025

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2023	36,127,306	$361	$276,593	$(257,811)	$19,143
Forfeiture of restricted stock awards	(6,215)	—	—	—	—
Exercise of stock options	1,500	—	5	—	5
Share-based compensation expense	—	—	(373)	—	(373)
Net loss	—	—	—	(31,161)	(31,161)
Balances, September 30, 2023	36,122,591	$361	$276,225	$(288,972)	$(12,386)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)
Issuance of common stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)	—	(61)
Share-based compensation expense	—	—	670	—	670
Net loss	—	—	—	(5,481)	(5,481)
Balances, September 30, 2024	36,183,067	$362	$279,000	$(330,335)	$(50,973)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	36,144,706	$361	$275,493	$(239,774)	$36,080
Forfeiture of restricted stock awards	(9,914)	—	—	—	—
Withholdings for taxes related to net share settlement of equity awards	(13,701)	—	(18)	—	(18)
Exercise of stock options	1,500	—	5	—	5
Stock-based compensation expense	—	—	745	—	745
Net loss	—	—	—	(49,198)	(49,198)
Balances, September 30, 2023	36,122,591	$361	$276,225	$(288,972)	$(12,386)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Issuance of common stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)		(61)
Stock-based compensation expense	—	—	2,539	—	2,539
Net loss	—	—	—	(21,516)	(21,516)
Balances, September 30, 2024	36,183,067	$362	$279,000	$(330,335)	$(50,973)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(21,516)	$(49,198)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	945	679
Stock-based compensation expense	2,539	745
Change in fair value of convertible debt	(17,276)	12,959
Non-cash interest expense	7,483	1,176
Loss on convertible debt extinguishment	—	3,863
Change in right-of-use asset	1,489	662
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,095	(72)
Accounts payable and accrued liabilities	(2,031)	(321)
Accrued compensation	812	(87)
Operating lease liability	(4,164)	(9,723)
Net cash used in operating activities	(29,624)	(39,317)
Investing activities:
Purchases of property and equipment	(1,956)	(5,744)
Net cash used in investing activities	(1,956)	(5,744)
Financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	—	29,101
Proceeds from issuance of term debt, net of issuance costs	34,889	24,925
Payments for taxes related to net share settlement of equity awards	(61)	—
Proceeds from exercise of stock options	130	5
Net cash provided by financing activities	34,958	54,031
Net increase in cash, cash equivalents and restricted cash	3,378	8,970
Cash, cash equivalents and restricted cash, beginning of period	19,243	20,812
Cash, cash equivalents and restricted cash, end of period	$22,621	$29,782
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$977	$2,513
Property and equipment included in accounts payable and accrued liabilities	$263	$1,047

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$17,141	$23,958
Restricted cash	5,480	5,824
Cash, cash equivalents and restricted cash	$22,621	$29,782

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

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt financing and grants to fund its operations. As of September 30, 2024, the Company had an accumulated deficit of $330.3 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. Existing cash and cash equivalents of $17.1 million as of September 30, 2024 will not be sufficient to fund the Company’s operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

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

Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. The long-lived assets of $13.5 million, which represent 99.2% of the Company’s total long-lived assets, are maintained in the United States.

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of September 30, 2024, cash equivalents and restricted cash was invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector. These are investment assets and are classified as cash equivalents in the condensed consolidated balance sheets as their original maturities are less than three months.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$10,355	$10,355	$—	$—
Convertible debt– financial liabilities	41,357	—	—	41,357

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Convertible debt– financial liabilities	$58,633	$—	$—	$58,633

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

The Company estimated the fair value of its convertible debt using the following inputs as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Discount rate	19.50%	21.01%
Probabilities of settlement scenarios	0%-75%	0%-75%
Volatility	93.2%	120.3%
Expected term (in years)	0.26-0.28	0.16-1.04
Risk-free rate	4.58%-4.61%	4.66%-5.36%

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2024 (in thousands):

September 30, 2024
Convertible debt at December 31, 2023	$58,633
Change in fair value	(17,276)
Convertible debt at September 30, 2024	$41,357

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2023 (in thousands):

	Convertible Loan Pre Modification	Convertible Loan Post Modification
Balance at December 31, 2022	$—	$—
Net issuance of Convertible Loan (1)	29,226	—
Initial recognition of modified Convertible Loan (1)	—	35,031
Change in fair value	(1,757)	14,716
Amount exchanged (2)	(31,332)	—
Loss on extinguishment	3,863	—
Balance at September 31, 2023	$—	$49,747

(1)	The Convertible Loan is carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest are included in the determination of fair value.
(2)	The Company concluded that the amendment to the Convertible Loan was an extinguishment for accounting purposes and the amount exchanged was the relative fair value allocated to the Convertible Loan at the extinguishment date (Note 7).

5. Net Loss per Share

The computation of basic EPS is based on the weighted-average number of the Company’s Common Stock outstanding. The computation of diluted EPS is based on the weighted-average number of the Company’s Common Stock outstanding and potential dilutive common stock. Diluted EPS is computed using the more dilutive of the treasury stock method, which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to the Company’s Common Stock. Common Stock options, warrants, convertible debt and unvested restricted stock units were not included in dilutive EPS as their impact would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(5,481)	$(31,161)	$(21,516)	$(49,198)

Denominator:
Weighted average common shares outstanding, basic and diluted	36,180,124	36,086,990	36,153,388	36,067,025

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.86)	$(0.60)	$(1.36)

The following outstanding securities as of September 30, 2024 and December 31, 2023 have been excluded from the computation of dilutive weighted average shares outstanding, as they would have been anti-dilutive:

	September 30, 2024	December 31, 2023
Outstanding stock options	3,934,731	3,165,216
Unvested restricted stock units	230,000	200,000
Shares issuable upon the conversion of convertible debt	22,495,614	21,293,861
Outstanding warrants	19,365,847	19,365,847
Total	46,026,192	44,024,924

(1)	The Company determined the number of shares issuable upon the conversion of convertible debt as of September 30, 2024 based on the convertible loan principal amount of $30.0 million, accrued and unpaid interest of $4.2 million as of that date calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$21,311	$19,678
Furniture and fixtures	831	817
Office and computer equipment	438	438
Leasehold improvements	3,802	3,447
Total	26,382	24,380
Less: accumulated depreciation	(12,766)	(11,821)
Property and equipment, net	$13,616	$12,559

Depreciation and amortization expense totaled $0.3 million and $0.2 million for the three months ended September 30, 2024 and 2023, and $0.9 and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. Construction in progress and fixed assets not in use were $9.6 million and $8.1 million as of September 30, 2024 and December 31, 2023, respectively, and are included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Other receivables

Other receivables as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Tenant improvement allowance receivable (Note 12)	$597	$1,835
Grant and award receivable (Note 13)	1,622	1,528
	$2,219	$3,363

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$1,815	$1,585
Accrued clinical trial expenses	1,567	3,021
Other accrued expenses	332	1,083
	$3,714	$5,689

7. Convertible Debt

On January 10, 2023, the Company received the Convertible Loan in the aggregate amount of $30.0 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Company’s entry into the 2023 Credit Agreement, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. Subsequently, on November 12, 2024, the Company executed another amendment to the Convertible Credit Agreement, which, among other things, extended the Convertible Credit Agreement maturity date to January 10, 2026.

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

The Company recognized gains of $6.9 million and losses of $15.8 million as the change in fair value of the Convertible Loan for the three months ended September 30, 2024 and 2023, and gains of $17.3 million and losses of $13.0 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Term Debt

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

The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount. Debt issuance costs and debt discount in the amounts of $0.1 million and $3.8 million, respectively, are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 27.31% as of September 30, 2024.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026.

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

The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 14.25% as of September 30, 2024.

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

9. Stockholders’ Deficit

Warrants

As of September 30, 2024, outstanding warrants to purchase shares of Common Stock were as follows:

Shares	Exercise Price	Expiration Date
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
19,365,847

Shares Reserved for Future Issuance

As of September 30, 2024, the Company had reserved shares of its Common Stock for future issuance as follows:

September 30, 2024
Stock options outstanding	3,934,731
Unvested restricted stock units	230,000
Shares issuable under the Employee stock purchase plan	11,890
Shares available for future grants under the 2016 Plan	3,219,158
Warrants outstanding	19,365,847
Shares issuable upon the conversion of convertible debt	22,495,614
Total shares reserved	49,257,240

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of September 30, 2024, there were 3,219,158 shares available for issuance under the 2016 Plan.

Stock option transactions during the nine months ended September 30, 2024 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2023	3,165,216	$5.04	5.9	$429
Granted	1,784,054	$3.38		—
Exercised	(37,282)	$3.38		$24
Forfeited/Cancelled/Expired	(977,257)	$7.10
Outstanding at September 30, 2024	3,934,731	$3.79	7.8	$15
Vested and expected to vest at September 30, 2024	3,934,731	$3.79	7.8	$15
Exercisable at September 30, 2024	2,094,287	$4.07	6.6	$3

The aggregate intrinsic value of options at September 30, 2024 is based on the Company’s closing stock price on that date of $2.37 per share.

Restricted stock unit awards transactions during the nine months ended September 30, 2024 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	200,000	$2.39
Granted	90,000	$3.38
Vested	(50,000)	$2.39
Cancelled	(10,000)	$3.38
Outstanding at September 30, 2024	230,000	$2.73

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

The assumptions used in the Black-Scholes model during the three and nine months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	0%-0%	5.49%-5.54%	4.24%-4.25%	3.54% - 5.54%
Expected volatility	0% - 0%	75.40%-116.96%	89.4%-92.5%	75.40%-116.96%
Expected term (in years)	0 - 0	0.1-0.6	5.1-7.0	0.1-7.0
Expected dividend yield	0%	0%	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$323	$144	$698	$948
General and administrative	347	(517)	1,841	(203)
Total stock-based compensation	$670	$(373)	$2,539	$745

As of September 30, 2024, there was $3.0 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.9 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2024 and 2023. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

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

Concurrent with the Company’s execution of the 2020 Lease Amendment, an irrevocable letter of credit in the amount of $1.2 million was delivered to the landlord. Starting on February 1, 2022, and each year thereafter, the letter of credit will be reduced by 20% of the then outstanding amount. As of September 30, 2024, the letter of credit was $0.5 million.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 was fully or partially abated while the lessor and the Company completed planned tenant improvements to the facility. Base monthly rent is approximately $0.3 million in 2024. The Company was entitled to and fully received an allowance for tenant improvements of $7.2 million, as of September 30, 2024. The Company is responsible for construction costs over such allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset when the amount can be reasonably estimated.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of September 30, 2024 are as follows (in thousands):

Operating
Leases
2024 (remaining three months)	$836
2025	5,139
2026	5,293
2027	5,452
2028	5,616
Thereafter	43,779
Total minimum lease payments	66,115
Less: amount representing interest	(33,192)
Present value of operating lease obligations	32,923
Less: current portion	(4,994)
Noncurrent operating lease obligations	$27,929

Operating lease expenses were $2.0 million and $2.1 million for the three months ended September 30, 2024 and 2023, and $6.3 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, and $1.4 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,006	$3,223

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term, years	11.97	12.79
Weighted-average discount rate, %	13.9	13.9

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

13. Grant and Awards

MTEC Grant

On June 15, 2020, the Company entered into a Research Project Award agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million grant and entered into a three-year program administered by the U.S. Department of Defense through MTEC managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to a total of $21.6 million and extend the term into the third quarter of 2025. The MTEC funds are to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated Staphylococcus aureus bacteremia infections. The MTEC Agreement specifies that the grant will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the grant money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy, the Company recognizes proceeds received under the MTEC Agreement as grant revenue in the statement of operations when related costs are incurred. The Company recognized $3.0 and $3.9 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2024, respectively. As of March 31, 2024, the Company recognized the entire $16.3 million award as grant revenue. The Company has and will recognize additional grant revenue of $5.3 million from July 2024 until the full amount is utilized. The Company recognized $1.2 million and $3.0 million in grant revenue from the MTEC Agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, and December 31, 2023, the Company had $1.6 million and $1.5 million as awards receivable from MTEC, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with the Cystic Fibrosis Foundation (the “CFF”), pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award was used to fund a portion of the Company’s Phase 1b/2a clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three and nine months ended September 30, 2024 and 2023, respectively, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

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

Overview

We are a clinical-stage biotechnology company focused on the development of high purity, pathogen-specific bacteriophage therapeutics for the treatment of chronic pulmonary diseases exacerbated by concurrent bacterial infection with antibiotic-resistant and difficult-to-treat bacteria using our proprietary bacteriophage-based technology. We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as C. difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We have completed three critical Phase 2 trials, two of which were completed this year, utilizing two distinct phage cocktails against two different pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infections. We believe we are on a critical pathway towards pivotal Phase 3 clinical studies.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered

cGMP manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for late-stage clinical development. We have improved our manufacturing processes by significantly increasing phage titers and improving production efficiency with the goal of ensuring commercial viability. We believe that we are uniquely advancing two lead candidates to address both chronic and acute bacterial infections.

Our first lead phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections with P. aeruginosa. On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. As of September 30, 2024, we received the full award’s amount, including the final payment of $0.3 million in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis Bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

On February 22, 2022, we announced FDA approval to proceed with our IND application for inhaled AP-PA02, in a second indication, NCFB. We initiated a Phase 2 trial (“Tailwind”) in NCFB in 2022 and reported first patient dosing in the first quarter of 2023. The “Tailwind” study is a Phase 2, multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 phage therapeutic in subjects with NCFB and chronic pulmonary P. aeruginosa infection. The trial design included two cohorts in order to analyze AP-PA02 as monotherapy as well as AP-PA02 in combination with inhaled antibiotics. One cohort enrolled subjects not on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 or placebo. The other cohort enrolled subjects on chronic inhaled antibiotics, randomized to receive either inhaled AP-PA02 plus their chronic inhaled antibiotic or placebo plus their chronic inhaled antibiotic. The aim of the study is to define a safe dose and dosing duration with promising biologic correlation in anticipation for a definitive Phase 3 trial in 2025. On July 11, 2024, we announced completion of enrollment of the Phase 2 Tailwind Study. The last patient final follow-up visit took place on August 7, 2024. We anticipate topline data from the Tailwind study by the end of 2024, followed by potential initiation of a pivotal bronchiectasis trial in 2025 in which we plan to evaluate inhaled AP-PA02 as an alternative to inhaled antibiotics in chronic pulmonary P. aeruginosa infections in subjects with NCFB. As there are no FDA approved anti-infective treatments for NCFB, a definitive pivotal placebo-controlled trial is plausible, providing a pathway to commercialization for chronic pulmonary diseases with concurrent chronic bacterial infection, pending positive clinical trial results.

In parallel, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million grant and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September

29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. The grant is being used to partially fund a Phase 1b/2a, multi center, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (“diSArm” study).

On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02. Since dosing the first patient in the Phase 2a portion of the study on September 26, 2023, we have focused on accelerating enrollment of the diSArm study, evaluating safety with higher intravenous doses, which is possible due to the high purity of our phage product candidates. The high purity of our phages has allowed us to dose escalate to 5E10 PFU every six hours (2E11 PFU every 24 hours) for five days without clinically significant adverse events. In parallel with dose escalation, the evolution of two distinct blinded subsets of subjects receiving phage has been observed. One subset, comprising approximately half of the treated group, has evidence of persistence of detectable phage in the blood providing early evidence of in vivo phage amplification and resultant release of phage progeny. On November 12, 2024, we announced the completion of enrollment of the Phase 1b/2a diSArm study. We anticipate topline data from the diSArm study in the first quarter of 2025 where we can explore the two aforementioned subsets in an unblinded manner. We are committed to developing a pivotal S. aureus bacteremia trial in 2025 to evaluate the intravenous phage product candidate, AP-SA02, as an adjunct to standard of care broad-spectrum antibiotics and/or potentially as an alternative to broad-spectrum antibiotics, which would decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the healthy human microbiome.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, prosthetic joint infections (“PJI”) with S. aureus. We had planned to initiate a Phase 1b/2a trial in 2023; however, in light of the growing concerns of both PJI and wound infection, we are planning to revise the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

We remain committed to conducting randomized controlled clinical trials required for FDA approval in order to move towards the commercialization of our phage products as alternatives and/or reinforcements to traditional antibiotics, providing a potential safe and effective method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2024, we had an accumulated deficit of $330.3 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $17.1 million as of September 30, 2024 will not be sufficient to enable us to complete all necessary development of any potential product candidates. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

MTEC Agreement Modification

In July 2024, we amended the MTEC Agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize an increase in grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

Debt

On November 12, 2024, we amended the Convertible Credit Agreement and the 2023 Credit Agreement, among other things, to extend the maturity dates of the Convertible debt and 2023 Loan from January 10, 2025 to January 10, 2026.

Results of Operations

Comparison of three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%

Grant revenue	$2,973	$1,225	$1,748	142.7%
Operating expenses
Research and development	9,485	7,978	1,507	18.9%
General and administrative	3,244	3,583	(339)	(9.5%)
Total operating expenses	12,729	11,561	1,168	10.1%
Loss from operations	(9,756)	(10,336)	580	(5.6%)
Other income (expense)
Interest income	294	47	247	525.5%
Interest expense	(2,923)	(1,176)	(1,747)	148.6%
Change in fair value of convertible debt	6,904	(15,833)	22,737	(143.6%)
Loss on convertible debt extinguishment	—	(3,863)	3,863	(100.0%)
Total other income (expense), net	4,275	(20,825)	25,100	*
Net loss	$(5,481)	$(31,161)	$25,680	(82.4%)

*Not meaningful

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Grant revenue	$3,939	$3,001	$938	31.3%
Operating expenses
Research and development	25,975	25,842	133	0.5%
General and administrative	9,861	8,470	1,391	16.4%
Total operating expenses	35,836	34,312	1,524	4.4%
Loss from operations	(31,897)	(31,311)	(586)	1.9%
Other income (expense)
Interest income	567	111	456	*
Interest expense	(7,462)	(1,176)	(6,286)	534.5%
Change in fair value of convertible debt	17,276	(12,959)	30,235	(233.3%)
Loss on convertible debt extinguishment	—	(3,863)	3,863	(100.0%)
Total other income (expense), net	10,381	(17,887)	28,268	*
Net loss	$(21,516)	$(49,198)	$27,682	(56.3%)

*Not meaningful

Grant Revenue

Our grant revenue represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of S. aureus. The full amount of the MTEC award of $16.3 million was utilized as of March 31, 2024. In July 2024, we amended the MTEC agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We recognized $3.0 and $1.2 million of grant revenue during the three months ended September 30, 2024 and 2023, respectively, and $3.9 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively, related to the MTEC award.

Research and Development

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%
External costs:
Clinical trials	$3,244	$2,518	$726	28.8%
Other research and development costs, including laboratory materials and supplies	958	1,144	(186)	(16.3%)
Total external costs	4,202	3,662	540	14.7%
Internal costs:
Personnel-related costs	2,874	2,145	729	34.0%
Facilities and overhead costs	2,409	2,171	238	11.0%
Total research and development expense:	$9,485	$7,978	$1,507	18.9%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

External costs:
Clinical trial expenses	$7,623	$7,060	$563	8.0%
Other research and development costs, including consulting, laboratory supplies and other	2,734	3,466	(732)	(21.1%)
Total external costs	10,357	10,526	(169)	(1.6%)
Internal costs:
Personnel-related costs	8,296	8,164	132	1.6%
Facilities and overhead costs	7,322	7,152	170	2.4%
Total research and development expense:	$25,975	$25,842	$133	0.5%

Research and development expenses increased by $1.5 million, from $8.0 million for the three months ended September 30, 2023 to $9.5 million for the three months ended September 30, 2024.

Research and development expenses totaled $25.8 million for the nine months ended September 30, 2024, remaining virtually unchanged compared with the same period in 2023 despite an increase in research and development activities due to increasing efficiencies.

Clinical trial costs increased by $0.7 million, from $2.5 million for the three months ended September 30, 2023, to $3.2 million for the three months ended September 30, 2024. The increase is primarily attributable to a $1.0 million increase in AP-PA02 NCFB trial costs and an additional $0.2 million increase in Bacteremia trial costs due to the increase in the number of enrolled patients, patient visits, and active sites increase in both trials since the second half of 2023. Also, the increase is due in part to achieving clinical contract research organization (“CRO”) milestones ahead of schedule, resulting increase in associated CRO expenses. The increase was partially offset by a decrease of $0.3 million in AP-PA02 CF study costs, as most activities under the trials were completed in 2023.

Clinical trial costs increased by $0.5 million, from $7.1 million for the nine months ended September 30, 2023, to $7.6 million for the nine months ended September 30, 2024. The increase is primarily due to an increase of $2.5 million in the AP-PA02 NCFB trial costs, offset by a decrease of $1.2 million in AP-PA02 CF trial costs, $0.4 million in Bacteremia trial costs and $0.2 million in AP-SA02 PJI trial costs. The AP-PA02 CF trial is substantially completed and study reconciliation is in process. The PJI trial is currently on hold, and we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of combined intravenous and intra-articular AP-SA02. Bacteremia trial costs decreased due to a credit of $0.8 million received from a clinical research organization, offset by an increase of $0.4 million during the nine months ended September 30, 2024 compared to the same period in 2023. The AP-PA02 NCFB trial costs increased as the number of enrolled patients, patient visits, and active sites increased from the second half of 2023 through July 2024, when we completed patients’ enrollment for NCFB study.

Other external research and development costs decreased by $0.1 million from $1.1 million for the three months ended September 30, 2023, to $1.0 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $0.1 million in consulting expenses.

Other external research and development costs decreased by $0.8 million from $3.5 million for the nine months ended September 30, 2023, to $2.7 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $0.5 million in consulting expenses and $0.3 million decrease in outsourced service costs.

Our expenses by product and by project for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

		Three Months Ended
		September 30, 2024	September 30, 2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$1,858	$954
AP-PA02	Cystic Fibrosis	—	520
AP-SA02	Bacteremia	1,618	1,468
AP-SA02	Prosthetic Joint Infection	—	(217)
	Expenses not allocated by projects*	726	937
	Total external costs	$4,202	$3,662

		Nine Months Ended September 30,
		2024	2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$5,459	$3,016
AP-PA02	Cystic Fibrosis	235	1,879
AP-SA02	Bacteremia	2,752	3,006
AP-SA02	Prosthetic Joint Infection	8	243
	Expenses not allocated by projects*	1,903	2,382
	Total external costs	$10,357	$10,526

* Expenses not allocated by projects include consultants, lab supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, increased by $0.8 million, from $2.1 million for the three months ended September 30, 2023 to $2.9 million for the three months ended September 30, 2024. This increase was mainly driven by a $0.3 million increase in stock-based compensation expense, which was primarily due to options granted in March 2024, 2024 a mid-year bonus payments of $0.2 million, and an increase of $0.3 million in other personnel-related costs, offset by a $0.1 million decrease in severance costs.

Personnel-related costs, including employee payroll and related expenses, increased by $0.1 million, from $8.2 million for the nine months ended September 30, 2023 to $8.3 million for the nine months ended September 30, 2024. This increase was mainly driven by 2024 mid-year bonus payments of $0.2 million, severance payments of $0.2 million, and an increase of $0.2 million in other personnel-related costs offset by $0.3 million lower stock-based compensation expense (as there were no expenses related to the equity awards that fully vested after September 30, 2023) and $0.2 million payroll related costs reduction.

Facilities and overheads costs increased by $0.2 million, from $2.2 million for the three months ended September 30,2023 to $2.4 million for the three months ended September 30, 2024 mainly due to an increase in facilities maintenance costs.

Facilities and overheads costs increased by $0.1 million, from $7.2 million for the nine months ended September 30,2023 to $7.3 million for the nine months ended September 30, 2024 mainly due to an increase in facilities maintenance costs.

General and Administrative

General and administrative expenses were $3.2 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.4 million is primarily related to a decrease of $1.0 million in professional services during the third quarter of 2024 as we continue to achieve efficiencies with in-house hires, offset by a $0.6 million increase in personnel expenses, including stock-based compensation.

General and administrative expenses were $9.9 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $1.4 million is primarily related to an increase of $2.0 million in stock-based compensation expenses due to stock-based awards granted during the first quarter of 2024, increase in lease expenses of $0.3 million and an increase of $0.3 million in other facilities and overhead expenses, offset by a decrease of $1.1 million in professional and legal, accounting and other consulting expenses, and a decrease of $0.2 million in payroll and related costs.

Interest Income

Interest income for the three months ended September 30, 2024 and 2023 was $0.3 million and less than $0.1 million, respectively, and related to interest income on our money market fund investments.

Interest income for the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.1 million, respectively, and related to interest income on our money market fund investments.

Interest Expense

We recognized interest expense of $2.9 million and $1.2 million for the three months ended September 30, 2024 and 2023, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Stated interest is accrued and is payable at the maturity of the 2023 Loan and the 2024 Loan in 2025.

We recognized interest expense of $7.5 million and $1.2 million for the nine months ended September 30, 2024 and 2023, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Stated interest is accrued and is payable at the maturity of the 2023 Loan and the 2024 Loan in 2025.

Change in Fair Value of Convertible Debt

We recognized a gain on change in the fair value of the Convertible Loan for the three months ended September 30, 2024 of $6.9 million. The gain of $6.9 million is primarily attributable to the decrease in our Common Stock price in the three months ended September 30, 2024. We recognized a loss of $15.8 million for three months ended September 30, 2023, which is primarily due to the increase in our Common Stock price in the three months ended September 30, 2023.

We recognized a gain on change in the fair value of the Convertible Loan for the nine months ended September 30, 2024 of $17.3 million and a loss of $13.0 million for the nine months ended September 30, 2023. Such fluctuations in fair values are primarily attributable to the changes in our estimated probabilities of various settlement scenarios, changes in our Common Stock price, remaining loan term and changes in volatilities. The Convertible Loan received from Innoviva in January 2023 and amended in July 2023 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Loss on Convertible Debt Extinguishment

We recognized a loss on convertible debt extinguishment for both three and nine months ended September 30, 2023 of $3.9 million which relates to the amendment to the Convertible Loan on July 10, 2023. The amendment was accounted for as an extinguishment in the third quarter of 2023.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $17.1 million as of September 30, 2024 will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the nine months ended September 30, 2024. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

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

In July 2024, we amended the MTEC Agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

On November 12, 2024, we amended the Convertible Credit Agreement and the 2023 Credit Agreement, among other things, to extend the maturity dates of the Convertible debt and 2023 Loan from January 10, 2025 to January 10, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(29,624)	$(39,317)
Net cash used in investing activities	(1,956)	(5,744)
Net cash provided by financing activities	34,958	54,031
Net increase in cash, cash equivalents and restricted cash	$3,378	$8,970

Cash Flows Used in Operating Activities

Net cash used in operating activities was $29.6 million and $39.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash used in operating activities in the nine months ended September 30, 2024 was primarily due to our net loss for the period of $21.5 million, adjusted by non-cash items of $4.8 million and a decrease of $3.3 million in our net operating assets and liabilities. The non-cash items consist of $17.3 million related to a gain from change in fair value of convertible debt, $7.5 million of non-cash interest expense on the 2023 Loan and the 2024 Loan, $2.5 million related to stock-based compensation expense, $1.5 million related to change in right-of-use asset and $0.9 million related to depreciation and amortization expense. The decrease in our net operating assets and liabilities was primarily due to a decrease of $4.2 million in operating lease liability related to lease payments and payments for the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, a decrease of $2.0 million in accounts payable and accrued liabilities, an increase of $0.8 million in accrued compensation, and a decrease of $2.1 million in prepaid expenses and other current assets.

Cash used in operating activities in the nine months ended September 30, 2023 was primarily due to our net loss for the period of $49.2 million, adjusted by non-cash items of $20.1 million and a decrease of $10.2 million in our net operating assets and liabilities. The non-cash items consist of $13.0 million related to a loss from change in fair value of convertible debt, $3.9 million related to a loss on convertible debt extinguishment, $1.2 million of non-cash interest expense on the 2023 Loan, $0.7 million related to stock-based compensation expense, $0.7 million related to depreciation and amortization expense and $0.7 million related to a change in right-of-use assets. The decrease in our net operating assets and liabilities was primarily due to a decrease of $9.7 million in operating lease liability, which primarily relates to payments to the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, a decrease of $0.3 million in accounts payable and accrued liabilities, a decrease of $0.1 million in accrued compensation, partially offset by an increase of $0.1 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $2.0 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively, which is attributable to purchases of laboratory and manufacturing equipment in connection with the construction of a new office, laboratory and manufacturing space at our leased facility in Los Angeles, CA.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $34.9 million, which consisted primarily of proceeds from issuance of term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2023 was $54.0 million, which consisted primarily of proceeds from issuance of convertible debt, net of issuance costs of $29.1 million, proceeds from issuance of term debt, net of issuance costs of $24.9 million, and proceeds from exercise of stock options of less than $0.1 million, partially offset by less than $0.1 million of the payments for taxes related to net share settlement of equity awards.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Senior Vice President, Finance and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of September 30, 2024. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-37544), filed with the SEC on April 24), 2017.

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

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.9	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.10	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.10.

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

10.3

Employment Letter Agreement, dated July 31, 2024, by and between Armata Pharmaceuticals, Inc. and David House (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2024).

10.4

Confidential Separation and Release Agreement by and between Armata Pharmaceuticals, Inc. and

Richard Rychlik dated as of September 30, 2024 (incorporated by reference to Exhibit 10.1 to the

Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2024).

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

ARMATA PHARMACEUTICALS, INC.

Date: November 13, 2024	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Senior Vice President, Finance and Principal Financial Officer
(Principal Financial Officer)