Form 10-K
period 2024-12-31
Armata Pharmaceuticals, Inc.
filed 2025-03-21
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 28, 2024 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $30.3 million.

As of February 28, 2025, 36,183,067 shares of the Registrant’s common stock were outstanding.

Document Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARMATA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans, including our clinical development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;

●	the potential future of antibiotic resistance;

●	our ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $21.6 million DoD award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, the recent and potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I

Item 1.     BUSINESS

Overview

We are a clinical-stage biotechnology company having completed three Phase 2 trials focused on the development of high-purity, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile (“C. difficile”). We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We have completed three critical Phase 2 trials, utilizing two distinct phage cocktails against two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infection. We believe we are on a critical pathway towards pivotal Phase 3 clinical studies.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered current good manufacturing practice (“cGMP”) manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for late-stage clinical development. We have improved our manufacturing processes by significantly increasing phage titers and improving production efficiency with the goal of ensuring commercial viability. We believe that we are uniquely advancing two lead candidates, referred to as AP-PA02 and AP-SA02, to address both chronic and acute bacterial infections.

Our first lead phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetcs (“PK”) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the Cystic Fibrosis Foundation (“CFF”), which granted us a Therapeutics Development Award of $5.0 million. We received the full award’s amount, including the final payment of $0.3 million, in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis Bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, NCFB. On December 19, 2024, Armata announced encouraging results from the completed “Tailwind” study – a Phase 2 multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 in subjects with NCFB and chronic pulmonary P. aeruginosa infection. Data indicated that inhaled AP-PA02 provides a durable reduction of P. aeruginosa in the lung, with a favorable safety and tolerability profile. The Tailwind study was conducted in two cohorts running in parallel: subjects in one cohort (cohort A) received inhaled AP-PA02 as monotherapy, while subjects in another cohort (cohort B) received inhaled AP-PA02 in combination with inhaled anti-pseudomonal antibiotic treatment. Subjects in both cohorts were dosed at home by nebulization with study drug administered every 12 hours for 10 days and were followed for approximately four weeks after receiving their last dose of study drug. The primary efficacy endpoint was the reduction in P. aeruginosa colony forming units (“CFUs”) in lung sputum at one week following completion of dosing (day 17) compared to baseline. Per the statistical analysis plan, efficacy analysis of each independent cohort showed no significant difference between subjects treated with AP-PA02 and placebo due to small numbers of subjects in each cohort. Notably, a post-hoc intent-to-treat analysis (n=33 active and n=15 placebo; all subjects from both cohorts) demonstrated a statistically significant reduction of P. aeruginosa CFUs in the lung at day 17 (AP-PA02 vs. placebo; P=0.05). The reduction in P. aeruginosa CFUs persisted two weeks following completion of dosing with AP-PA02 when compared with placebo at day 24 (AP-PA02 vs. placebo; P=0.015). Additionally, paired analysis of P. aeruginosa CFU density at baseline compared to day 10 (P=0.03), day 11 (P=0.01), day 17 (P=0.003) and day 24 (P=0.018) was significant in the AP-PA02-treated cohort. We believe the data suggest that AP-PA02 alone is as effective as the combination therapy of phage and antibiotics in reducing P. aeruginosa CFUs in the lung. Additionally, approximately one-third of subjects treated with phage monotherapy exhibited at least a 2-log CFU reduction in P. aeruginosa compared to no reduction in placebo treated subjects. Safety data indicate that inhaled AP-PA02 was well-tolerated with treatment-emergent adverse events mild and self-limiting. There was one possibly related serious adverse event that was linked to an acute pulmonary event requiring hospitalization that was responsive to antibiotics. We believe the safety and tolerability of AP-PA02 offers a promising profile for treating chronically infected NCFB patients.

Results from the Phase 2 Tailwind study demonstrate the potential of Armata’s high-purity phage cocktail, AP-PA02, as a new monotherapy treatment alternative for chronic pulmonary disease caused by P. aeruginosa infection, including drug-resistant bacteria, and indicate the potential for phage therapy to reduce reliance on chronic antibiotic use. The Phase 2 Tailwind study represents the second successful clinical trial for AP-PA02, Armata’s lead pulmonary candidate, which was first evaluated in people with cystic fibrosis in the Phase 1b/2a SWARM-P.a. trial that completed in 2023. We believe the learnings on dose-schedule regimens gained from the two completed Phase 2 studies position us to define a safe and promising biologic correlation for a Phase 3 definitive trial which will aim to evaluate inhaled AP-PA02 as an alternative to antibiotics in chronic pulmonary P. aeruginosa infection.

In parallel to developing novel phage therapeutics that target chronic bacterial infections, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (the “diSArm study”).

On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02. On November 12, 2024, we announced completion of enrollment of the Phase 1b/2a diSArm study of intravenous AP-SA02 as a potential treatment for S. aureus bacteremia. The last patient final follow-up visit was completed on January 14, 2025. During the Phase 2a portion of diSArm, Armata focused on evaluating clinical safety of higher intravenous doses of AP-SA02 and accelerating enrollment to arrive at topline data expeditiously. The manufacture of highly purified phages using Armata’s proprietary methods enabled dose escalation to 5E10 PFU every six hours (2E11 PFU every 24 hours) for five days without clinically significant adverse events. In parallel with dose escalation, the evolution of two distinct blinded subsets of subjects receiving phage has been observed. One subset, comprising approximately half of the treated group, has evidence of persistence of detectable phage in the blood providing early evidence of in vivo phage amplification and resultant release of phage progeny. The Company anticipates topline data from the diSArm study in the first half of 2025 where it can explore the two aforementioned subsets in an unblinded manner. Topline results are also expected to inform the optimal dose of AP-SA02 to be evaluated in a larger definitive efficacy study. Data from this Phase 1b/2a study will be invaluable for a follow-on trial that is being designed to demonstrate efficacy of AP-SA02 in treating S. aureus bacteremia. We anticipate findings from the Phase 1b/2a study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase-2 meeting with the FDA that enables us to obtain agreement on a path to approval. We are committed to developing a definitive efficacy trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, prosthetic joint infections (“PJI”) with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficiacy required to support potential regulatory approval and commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

In parallel to the critical pathway Phase 2 trials, Armata has also focused on the validation of the lot release assays to ensure consistency and potency as well as improvement in cGMP manufacturing efficiencies and extension of phage shelf life using specific excipients.

Recent Financing

2025 Credit Agreement

On March 12, 2025, the Company entered into a credit and security agreement (the “2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “2025 Loan”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), our principal stockholder and a related party (collectively, “Innoviva”). The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) its existing convertible loan (the “Convertible Loan”) and secured credit and security agreement, dated January 10, 2023, with Innoviva (the “Convertible Credit Agreement”), (ii) its existing secured term loan facility (the “2023 Loan”) and credit and security agreement, dated July 10, 2023, with Innoviva (the “2023 Credit Agreement”) and (iii) its existing secured term loan facility (the “2024 Loan”) and credit and security agreement, dated March 4, 2024, with Innoviva (the “2024 Credit Agreement”), which, among other things, extended the maturity date of each loan to March 12, 2026.

2024 Credit Agreement

On March 4, 2024, the Company entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million with Innoviva. The 2024 Loan bears interest at an annual rate of 14.0% and was scheduled to mature on June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement, to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

On March 12, 2025, the Company executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026.

2023 Credit Agreement

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum, and was scheduled to mature on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026.

Convertible Credit Agreement

On January 10, 2023, the Company received the Convertible Loan in the aggregate amount of $30.0 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Company’s entry into the 2023 Credit Agreement, to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. Subsequently, on November 12, 2024, the Company executed another amendment to the Convertible Credit Agreement, which, among other things, extended the Convertible Credit Agreement maturity date to January 10, 2026. Then, on March 12, 2025, the Company executed a subsequent amendment to the Convertible Credit Agreement which, among other things, extended the Convertible Loan maturity date to March 12, 2026.

The Convertible Loan principal and accrued interest are payable at maturity. Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The Convertible Credit Agreement provides that if there is a financing from new investors of at least $30.0 million (a “Qualified Financing”), the outstanding principal amount of and all accrued and unpaid interest on the Convertible Loan shall be converted into shares of the Company’s common stock (the “Common Stock”), at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Convertible Credit Agreement also required the Company to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

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

Strategy

Our strategy is to demonstrate the safety, tolerability and definitive efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in both acute and chronic indications of high unmet medical need, including bacterial infections caused by multidrug-resistant and difficult-to-treat pathogens. Our fully integrated product development capabilities from bench to clinic enable the discovery of optimal phage product candidates, and include the effective adaptation of phages to uniquely engineered host cells, essential for efficient process development and resulting in improved purity, stability, and manufacturability, to power rigorous clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management. We intend to:

●	Advance clinical trials of AP-PA02 in patients with CF and NCFB, both chronic pulmonary P. aeruginosa infections, as an alternative to inhaled antibiotics.
●	Advance clinical trials of AP-SA02 in patients with bacteremia due to acute infection with S. aureus, including methicillin-resistant S. aureus (“MRSA”), as an alternative to antibiotics or to significantly limit duration of antibiotic use.
●	Develop AP-SA02 for the treatment of other antibiotic-resistant and difficult-to-treat S. aureus infections such as PJI and wound infections.
●	Develop other bacteriophage therapeutics, potentially including AP-PA03, for the treatment of other antibiotic-resistant and difficult-to-treat P. aeruginosa infections such as acute bacterial pneumonia.

The Need for New Anti-Infective Therapies

The introduction of penicillin in the early 1940s marked the start of the antibiotic discovery era, during which more than 20 new classes of antibiotic were marketed over a period of three decades. The first case of the “superbug”, MRSA, in the United States occurred in 1968. A void in the discovery of new classes of antibiotics lasting approximately 30 years drove the emergence and spread of antibiotic-resistant bacteria, including vancomycin-resistant enterococci

(“VRE”), and pandrug-resistant strains of Acinetobacter baumannii, P. aeruginosa, Escherichia coli and Klebsiella pneumoniae.

MRSA: methicillin-resistant Staphylococcus aureus; VRE: vancomycin resistant enterococci; PDR: pandrug-resistant; AMR: antimicrobial resistance

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

Increased public funding as well as foundation funding will be essential to bring new approaches forward through full cycle development. Definitive controlled clinical trials to test promising novel therapeutics as alternatives to traditional antibiotics must be funded in order to combat the growing issue of drug-resistant bacterial infections across the globe.

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

The number of new antibiotics approved by the FDA and other global regulatory authorities has declined consistently over the last two decades. A recent review from WHO on the number of new antibiotics currently in the pipeline shows that just 12 new antibiotics have entered the market in the five years from 2017-21, and there are fewer than 30 under development in clinical trials against pathogens considered critical by WHO such as P. aeruginosa. This is compared with more than 2,000 new product candidates in the drug pipeline for cancer. Historically, the success rate from Phase 1 to marketing approval is only one in five for infectious disease products. We, therefore, believe there is a need for new approaches to treat serious and life-threatening bacterial infections.

Hospital-acquired (nosocomial) infections are a major healthcare problem throughout the world, affecting developed countries as well as resource-poor countries. The WHO reports that hospital-acquired infections are among the major causes of death and increased morbidity among hospitalized patients. In the United States alone, the CDC estimates that hospital-acquired infections account for ~1.7 million infections and 99,000 associated deaths each year.

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

Phages have the potential to provide both an alternative to, and/or a synergistic approach with, antibiotic therapy. Phages offer several differentiating attributes compared to classic antibiotics:

●	Highly specific/selective bactericidal agents, sparing the normal human microbiome. Since each strain of phage specifically binds and kills only a particular bacterial host, phages may be a precision tool to reduce or eliminate specific strains of harmful bacteria without exposing patients to risks of eliminating the beneficial bacteria of our microbiomes through the use of current standard of care antibiotics. Such risks could include serious opportunistic infections such as C. difficile infection and VRE infection.
●	No known toxicities associated with chemical structures. Antibiotic use is often associated with toxicities (e.g., kidneys, bone marrow, hearing). Phages are highly unlikely to carry structural features or be metabolized by the body to produce structural elements that confer chemical toxicities associated with small molecules.
●	Distinct mechanism of bactericidal action. Since phages use different mechanisms of action, their activity is independent of antibiotic resistance and as such could provide much needed therapy for multi-drug resistant infections.
●	Replication competent. It is possible that phage replication at the site of infection facilitates effective dosing.
●	High potential for added functionality through genetic engineering. Phage genomes can be modified to confer benefits that address limitations, if any, that are observed during clinical development. Traits such as host range, burst size and biofilm disruption can be improved. These potential improvements help to assure phage therapeutics efficacy in difficult settings and over time as new isolates emerge.

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

More recently, Western medicine has seen a rise in the clinical evaluation of phages. In the United Kingdom, two early-stage clinical trials of P. aeruginosa phage cocktails showed no adverse effects in patients. One study (Phase 1/2a) demonstrated efficacy in a small trial of 12 patients with chronic multidrug-resistant P. aeruginosa otitis treated with a cocktail of six natural phages. Since 2016, there have been a number of “compassionate use” cases in which patients suffering from various serious or life-threatening infections have been treated with phage therapy under physician-sponsored Emergency Investigational New Drug Applications with high rates of success and no adverse effects attributable to the therapy. Most notable was the well-documented case in 2016 of Tom Patterson, whose disseminated multidrug-resistant Acinetobacter baumannii infection was successfully treated with phage-based therapeutic cocktails administered intravenously and intraperitoneally. An 82-year-old male with an aortic graft (heart implant) infected with pandrug-resistant P. aeruginosa was successfully treated with a single application of phage, marking Yale University’s first case using phage therapy under Emergency IND. By early 2019, Yale University had treated more than half-a-dozen compassionate use cases, the majority individuals with CF with antibiotic-resistant lung infection. In 2018, a 15-year-old CF patient with a disseminated Mycobacterium abscessus lung infection was treated intravenously with a three-phage cocktail following lung transplantation. That patient’s case represents another milestone for phage therapy – the first person to be treated with genetically modified phages.

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

Non-Cystic Fibrosis Bronchiectasis: No approved therapy for NCFB P. aeruginosa

NCFB is a chronic progressive pulmonary disease with 422,000 prevalent cases and 90,000 incident cases in the United States, expanding at a compound annual growth rate of 3.5%. NCFB is a condition characterized by recurrent respiratory infections that lead to a vicious cycle of impaired mucociliary clearance, chronic infection, bronchial inflammation, structural damage, and progressive lung function loss. P. aeruginosa is the most prevalent pathogen responsible for these recurrent infections. Approximately 30% of NCFB patients are colonized with P. aeruginosa, resulting in enhanced disease progression and poorer outcomes, including decreased lung function and lower quality of life, more frequent acute exacerbations, 7-fold increase in hospitalizations, and 3-fold increase in death. The average annual healthcare costs for an NCFB patient colonized with P. aeruginosa exceeds $200,000, 175% higher compared to non-colonized patients. NCFB patients frequently become chronically colonized with multidrug-resistant strains of P. aeruginosa because of the need for repeated courses of antibiotic treatment. There are currently no FDA-approved medications for the treatment of NCFB patients with chronic P. aeruginosa respiratory infection, including inhaled antibiotics or therapeutics that address antibiotic resistance and reduce exacerbations. Advantages of bacteriophages include exquisite specificity for the target bacterial pathogen (e.g., P. aeruginosa), minimal risks of dysbiosis compared to broad-spectrum antibiotics (e.g., to lung and gut microbiomes), mitigation of antimicrobial resistance, and lower risk of off-target effects.

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

Staphylococcus aureus Infections

Bacteremia

Bacteremia is a bacterial infection of the bloodstream. A common diagnosis, the CDC estimates that up to 1.7 million people in the United States develop bacteremia each year. S. aureus is the most commonly identified pathogen in both hospital- and community-acquired bloodstream infections. Annually in the United States there are approximately 200,000 hospitalizations for S. aureus bacteremia (“SAB”). Despite conventional antibiotics, mortality in SAB results in the death of up to 40% of all cases and 57% of patients over the age of 85. Patients with comorbidities such as alcoholism, malignancy, diabetes, end-stage renal disease requiring hemodialysis, and immunosuppression are at even higher risk for death when SAB develops. Age-adjusted mortality assessments show that SAB mortality is higher than that of AIDS, tuberculosis, or viral hepatitis, and comparable to mortality rates for breast or prostate cancer. Outcomes are even poorer for SAB due to MRSA, classified as a serious threat to global health by the CDC and a high priority threat by the WHO, with higher rates of complications and increased mortality as compared to methicillin-susceptible S.

aureus (“MSSA”). Average hospital costs to patients with nosocomial SAB ranges between $40,000 (MSSA) and $114,000 (MRSA). Treatment failures are common in SAB, with highest rates due to MRSA. These failures can be attributed in part to poor penetration of some tissues by antibiotics, slow onset of bactericidal effects, emerging resistance patterns, and biofilm formation. While biofilms can render traditional antibiotics ineffective, phages may have the ability to penetrate the biofilm allowing rapid and efficient infection of the host and amplification at the site of infection. Until 2024, daptomycin (approved in 2006; based on clinical cure rates of less than 50%) and vancomycin were the only two FDA-approved antibiotics with label indications in the United States for the treatment of SAB, and the emergence of drug-resistant S. aureus isolates, including to these two standard of care drugs, represents a major threat in terms of increasing morbidity, mortality and health care utilization. In April 2024, the FDA approved Zevtera (ceftobiprole medocaril sodium for injection) for the treatment of adults with SAB.

Prosthetic Joint Infection and Wound Infection

The total number of PJI-related revision surgeries is expected to more than double from 70,000 in 2020 to 144,000 in 2040 in the United States and European Union Five (France, Germany, Italy, Spain, and the United Kingdom), at an annual growth rate of 5.6% due to a growing elderly population. The United States is the largest market for PJI, accounting for 61% of PJI-related revision surgery in 2020 (estimated to be 71% by 2040), each estimated to cost $150,000. S. aureus PJI infections are among the most commonly observed, accounting for up to 47% of all infections. PJI caused by biofilm-forming bacteria, such as S. aureus, is challenging to treat and requires both surgery and long-term antibiotic use. Lack of efficacy against biofilms is a common cause of re-infection or treatment failure in PJI. Moreover, growing antibiotic resistance complicates treatment strategies and antibiotic choice for the treatment of PJI. Phage therapy has been successful in patients who have failed conventional antibiotic treatment, including two 2020 case studies in which phages were administered by intravenous or intraarticular routes and shown to be generally well tolerated. Similarly, secondary and tertiary wound infections due to S. aureus are a growing issue worldwide.

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

Engineering Host and Phage to Confer Desirable Properties:

Depending on the target pathogen, identified natural phages are engineered to enable desirable phenotypes such as wide host range, payload expression, biofilm degradation, resistance prevention, and bioactive peptide display. Engineered phages are evaluated both in vitro and in vivo to determine pharmacological and toxicological parameters to confirm their potential in the clinic. Engineering the host is critical to decreasing drug product contaminents.

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

Preclinical and Clinical Development Programs

Overview

We are committed to developing novel phage therapies, with drug development expertise and product development capabilities that span bench to clinic, including in-house phage-specific cGMP manufacturing. We believe our phage discovery platform in which we screen panels of clinically-relevant isolates against our extensive phage library utilizing proprietary methods that identify phage combinations with superior attributes, together with our phage-specific cGMP compliant manufacturing facilities, uniquely enables us to efficiently identify optimal product candidates. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management.

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

AP-PA02 is comprised of a cocktail of adapted natural P. aeruginosa phages originating from distinct families and subfamilies, targeting multiple receptor classes, functioning with compatibility (i.e., the phages do not interfere with one another) and cooperativity (i.e., the phages work together for a better outcome), and further characterized by being highly potent and having a broad host range and overlap. Prior to initiating the SWARM-P.a. trial (described below), our clinical isolate screening and phage collections yielded a three-phage AP-PA02 cocktail with compelling host-range coverage. We subsequently modified AP-PA02 to include additional phage genera that increase potency and broaden coverage of strains of P. aeruginosa found in CF patients. The optimized five-phage AP-PA02 cocktail provided coverage against at least 90% of tested CF clinical isolates and has shown superior in vitro potency as well as improved efficacy in an animal model of infection. The improvements in AP-PA02 reflect our core strategy of utilizing clinical isolate surveillance data to drive enhancement of product composition. Screening P. aeruginosa isolates from people diagnosed with NCFB revealed that the five-phage AP-PA02 cocktail offers broad coverage and robust potency in this indication as well.

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

We have developed AP-PA02 as a sterile liquid formulation, suitable for delivery by inhalation. Through the end of 2024, clinical trial material of AP-PA02 was manufactured under cGMP at our production facility in Marina del Rey, California. As of 2025, clinicial trial material of AP-PA02 is being manufactured under cGMP at our production facility in Los Angeles, California to support the required regulatory filing(s) for clinical entry both inside and outside the United States.

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

On October 14, 2020, Armata received approval for the study to proceed from the FDA for its IND to initiate the “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose (“SAD”) and multiple ascending dose (“MAD”) clinical trial to evaluate the safety, tolerability and phage recovery profile of AP-PA02 administered by inhalation in subjects with cystic fibrosis and chronic pulmonary P. aeruginosa infection. Primary Endpoints (SAD and MAD) included incidence and severity of treatment-emergent, adverse events. Secondary Endpoints (MAD) included changes in P. aeruginosa colony-forming units. We looked at clinical parameters as a part of exploratory endpoints for the SAD and MAD cohorts. The SWARM-P.a. study was supported by a $5 million Therapeutics Development Award from the CFF.

In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetcs (PK) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum and exposure achievement relatively consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. Moreover, correlation was seen between increasing phage dose and reduction in the bacterial load supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics.

With positive outcomes from this first clinical study, SWARM-P.a., we initiated a follow-on Phase 2 study investigating AP-PA02 in NCFB patients chronically infected with P. aeruginosa.

Clinical Development of AP-PA02 in Non-Cystic Fibrosis Bronchiectasis: Completed Phase 2 Study

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, non-cystic fibrosis bronchiectasis (“NCFB”). On December 19, 2024, Armata announced encouraging results from the completed “Tailwind” study – a Phase 2 multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 in subjects with NCFB and chronic pulmonary P. aeruginosa infection. Data indicated that inhaled AP-PA02 provides a durable reduction of P. aeruginosa in the lung, with a favorable safety and tolerability profile.

The Tailwind study was conducted in two cohorts running in parallel: subjects in one cohort (cohort A) received inhaled AP-PA02 as monotherapy, while subjects in another cohort (cohort B) received inhaled AP-PA02 in combination with inhaled anti-pseudomonal antibiotic treatment. Subjects in both cohorts were dosed at home by nebulization with study drug administered every 12 hours for 10 days and were followed for approximately four weeks after receiving their last dose of study drug. The primary efficacy endpoint was the reduction in P. aeruginosa colony forming units ("CFUs") in lung sputum at one week following completion of dosing (day 17) compared to baseline. Per the statistical analysis plan, efficacy analysis of each independent cohort showed no significant difference between subjects treated with AP-PA02 and placebo due to small numbers of subjects in each cohort. Notably, a post-hoc intent-to-treat analysis (n=33 active and n=15 placebo; all subjects from both cohorts) demonstrated a statistically significant reduction of P. aeruginosa CFUs in the lung at day 17 (AP-PA02 vs. placebo; P=0.05). The reduction in P. aeruginosa CFUs persisted two weeks following completion of dosing with AP-PA02 when compared with placebo at day 24 (AP-PA02 vs. placebo; P=0.015). Additionally, paired analysis of P. aeruginosa CFU density at baseline compared to day 10 (P=0.03), day 11 (P=0.01), day 17 (P=0.003) and day 24 (P=0.018) was significant in the AP-PA02-treated cohort. We believe the data suggest that AP-PA02 alone is as effective as the combination therapy of phage and antibiotics in reducing P. aeruginosa CFUs in the lung. Additionally, approximately one-third of subjects treated with phage monotherapy exhibited at least a 2-log CFU reduction in P. aeruginosa compared to no reduction in placebo treated subjects.

The relationship between phage dose and microbiological impact on P. aeruginosa confirms the findings in the cystic fibrosis SWARM-P.a. Phase 2a trial.

Safety data from the Tailwind study indicate that inhaled AP-PA02 was well-tolerated with treatment-emergent adverse events mild and self-limiting. There was one possibly related serious adverse event that was linked to an acute pulmonary event requiring hospitalization that was responsive to antibiotics. We believe the safety and tolerability of AP-PA02 offers a promising profile for treating chronically infected NCFB patients.

Results from the Phase 2 Tailwind study demonstrate the potential of Armata’s high-purity phage cocktail, AP-PA02, as a new monotherapy treatment alternative for chronic pulmonary disease caused by P. aeruginosa infection, including drug-resistant bacteria, and indicate the potential for phage therapy to reduce reliance on chronic antibiotic use.

The Phase 2 Tailwind study represents the second successful clinical trial for AP-PA02, Armata’s lead pulmonary candidate, which was first evaluated in people with cystic fibrosis in the Phase 1b/2a SWARM-P.a. trial that completed in 2023. We believe the learnings on dose-schedule regimens gained from the two completed Phase 2 studies position us to define a safe and promising biologic correlation for a Phase 3 definitive study which will aim to evaluate inhaled AP-PA02 as an alternative to antibiotics in chronic pulmonary P. aeruginosa infection.

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

We have developed AP-SA02 as a sterile solution, suitable for delivery by intravenous administration. Through the end of 2024, clinical trial material of AP-SA02 was manufactured under cGMP at our production facility in Marina del Rey, California. As of 2025, clinicial trial material of AP-SA02 is being manufactured under cGMP at our production facility in Los Angeles, California to support the required regulatory filing(s) for clinical entry both inside and outside the United States.

We combine our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance high-quality bacteriophage product candidates for late-stage clinical development. We believe a key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate targeting S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. Throughout the past 12 months, improvements in our proprietary upstream manufacturing processes have resulted in a ten-fold increase in phage titer. Additionally, significant improvements in recovery throughout our processes has resulted in five-fold more doses from a single production run. We have improved our overall production efficiency with the goal of ensuring commercial viability. The Los Angeles site’s approximately 10,000 square foot cGMP facility enables us to bring more efficient manufacturing processes on line and allows for full commercialization from the current facility, streamlining the timeline from potential successful pivotal trial to a Biologics License Application (“BLA”).

Clinical Development of AP-SA02 in Bacteremia: Completed Phase 1b/2a Study

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

The Phase 1b/2a study is partially funded by a $15.0 million award administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025.

On November 12, 2024, we announced completion of enrollment of the Phase 1b/2a diSArm study of intravenous AP-SA02 as a potential treatment for S. aureus bacteremia. The last patient final follow-up visit was completed on January 14, 2025. During the Phase 2a portion of diSArm, Armata focused on evaluating clinical safety of higher intravenous doses of AP-SA02 and accelerating enrollment to arrive at topline data expeditiously. The manufacture of highly purified phages using Armata's proprietary methods enabled dose escalation to 5E10 PFU every six hours (2E11 PFU every 24 hours) for five days without clinically significant adverse events. In parallel with dose escalation, the evolution of two distinct blinded subsets of subjects receiving phage has been observed. One subset, comprising approximately half of the treated group, has evidence of persistence of detectable phage in the blood providing early evidence of in vivo phage amplification and resultant release of phage progeny. The Company anticipates topline data from the diSArm study in the first half of 2025 where it can explore the two aforementioned subsets in an unblinded manner. Topline results are also expected to inform the optimal dose of AP-SA02 to be evaluated in a larger definitive efficacy study.

Data from this Phase 1b/2a study will be invaluable for a follow-on trial that is being designed to demonstrate efficacy of AP-SA02 in treating S. aureus bacteremia. We anticipate findings from the Phase 1b/2a study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase-2 meeting with the FDA that enables us to obtain agreement on a path to approval. We are committed to developing a definitive efficacy trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as PJI and wound infections, for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in these indications, particularly infections caused by methicillin-resistant S. aureus (“MRSA”). On August 1, 2022, we announced that we had received from the FDA the approval to proceed for our IND application for AP-SA02, in a second indication, PJI. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infection, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

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

Manufacturing

Through the end of 2024, we produced, tested and released clinical quantities of each of our bacteriophage product candidates at our cGMP-compliant manufacturing facility in Marina del Rey, California. This facility has approximately 35,500 square feet of laboratory and office space, including 3,000 square feet of cGMP laboratory space and is licensed by the California Department of Public Health for drug manufacturing. In the fourth quarter of 2024, manufacturing was fully relocated to our new research and development and manufacturing facility, and corporate headquarters, located in Los Angeles, California.

Our Los Angeles facility consists of approximately 56,500 square feet of office, research and development and manufacturing space. Office space and research laboratories have been occupied since the third quarter of 2023, and construction of the cGMP manufacturing space (~10,000 square feet) was completed in the third quarter of 2024. Our Los Angeles facility is licensed by the California Department of Public Health for drug manufacturing and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. The facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations. Our facility is staffed with an independent Quality Unit (Quality Assurance and Quality Control) and manufacturing and facilities personnel trained under cGMPs.

We operate in-house process development activities through the production, purification, formulation, and release of our therapeutic phage cocktails for use in human clinical trials. Our current formulations for our P. aeruginosa and S. aureus phage product candidates are intended for inhaled and intravenous delivery, both requiring our drug products to be sterile. Our manufacturing facility is capable of producing sterile drug products, utilizing ISO-certified cleanrooms. The facility also houses an ISO 5-certified closed system isolator. We may further optimize future formulations of our product candidates which may or may not require assurance of sterility.

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

Bacteriophage Patent Portfolio

As of December 31, 2024, we owned or had exclusive license rights to a total of 152 patents and applications: 11 U.S. patents, 12 U.S. patent applications, 73 foreign patents, and 56 foreign patent applications, with nominal expiration on various dates between 2024 and 2045. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment - including treatment and prevention of bacteria-associated cancers, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to treat bacterial biofilms, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, and bacteriophage mutants having increased bacterial host spectra.

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

The majority of phage companies are focused on aspects outside of human health such as agriculture, food, environmental, veterinary, biocontrol, manufacturing, and diagnostics. There are a handful of small biotechnology companies developing bacteriophage products to treat human diseases. To our knowledge, several biotechnology companies in the United States and Europe, including BiomX, Inc. (merged with Adaptive Phage Therapeutics in 1Q

2024), Intralytix, Inc., Locus Biosciences, Inc., TechnoPhage, SA, as well as academic institutions, have discovery stage or clinical programs utilizing naturally occurring phages or synthetic biology approaches to genetically modify bacteriophages to remove or input genes to improve therapeutic properties such as increases to the bacterial host range to infect a larger number of bacterial strains and decrease the need for using multiple phages in a product.

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

Material Agreements

Strategic Alliances and Research Agreements

MTEC Grant

On June 15, 2020, we entered into a Research Project Award agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (“diSArm” study). The MTEC Agreement specifies that the award is paid to the Company over the term of the award through a cost reimbursable model, based on agreed-upon cost share percentages, and the money received is not refundable to MTEC.

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

Facilities

Our corporate headquarters are located in Los Angeles, California, with an address of 5005 McConnell Avenue, Los Angeles, CA 90066 (the “McConnell Facility”). On October 28, 2021, we entered into a lease for approximately 56,300 square feet of office, research and development and manufacturing space under a non-cancellable lease (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Office space and research laboratories have been occupied since the third quarter of 2023, with cGMP manufacturing space (~10,000 square feet) fully constructed and occupied in the second half of 2024.

We also have a facility located in Marina del Rey, California, with an address of 4503 Glencoe Avenue, Marina del Rey, CA 90292, where we currently lease approximately 35,500 square feet of office, research and development and manufacturing space (the “Marina del Rey Lease”). The Marina del Rey Lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space and approximately 3,000 square feet of cGMP laboratory space. We are actively seeking a sub-tenant to take over the remaining term of the Marina del Rey Lease.

In addition, we lease a 5,000 square foot facility located in Sydney, Australia, which includes 4,000 square feet of laboratory space providing capabilities to support phage product development and manufacturing process development.

We believe that our facilities are adequate for our current and long-term needs. Additionally, we believe the newly constructed McConnell facility, offering expanded manufacturing capacity, will allow us to pursue contract manufacturing opportunities for phage and potentially other advanced biologics.

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

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;
●	federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

●	the federal transparency requirements under the Affordable Care Act (the “ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

U.S. Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which has substantially changed healthcare financing and delivery by both governmental and private insurers.

Since its enactment, there have been a number of amendments and legal and political challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the ACA.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2032 unless additional Congressional action is taken. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions may propose policy changes that may create additional uncertainty for our business.

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

Pricing and Reimbursement

Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of third-party reimbursement from payors at the federal, state and private levels. Third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers and managed-care plans. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we seek regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, we may develop companion diagnostic tests for use with our current and future product candidates. We will be required to obtain coverage and reimbursement for these tests separately and apart from the coverage and reimbursement we may seek for our current and future potential product candidates.

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

Employees and Human Capital

As of February 28, 2025, we had 60 full-time employees. Of the 60 full-time employees, 52 were engaged in research and development activities and 8 employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

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

Compensation and Benefits

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings in evaluating our business. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, trade restrictions, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business, financial condition, results of operations, cash flows, access to liquidity and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our Common Stock would likely decline. The following discussion of risk factors contains forward-looking statements, as discussed in the Special Note Regarding Forward-Looking Statements section in this Annual Report on Form 10-K.

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

●	There is substantial doubt about our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail our operations. We will need substantial additional financing to develop our product candidates and implement our operating plans, including to support one or more pivotal trials in 2025 and beyond. If we fail to obtain additional financing, we may be delayed or unable to complete the development and commercialization of our product candidates.
●	We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.
●	If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the DoD and related entity standards could impact our ongoing and future development financing awards from the U.S. government;
●	We are seeking to develop antibacterial agents using bacteriophage and synthetic phage technology, a novel approach, which makes it difficult to predict the time and cost of development. No bacteriophage products have been approved in the United States or elsewhere.
●	Results from interim, “topline,” and preliminary data, or preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials and are subject to audit and verification procedures that could result in material changes in the final data.
●	We must continue to develop manufacturing processes for our product candidates and any delay in or our inability to do so would result in delays in our clinical trials.
●	We rely on third parties to conduct our clinical trials and to obtain materials or supplies necessary to conduct trials or to manufacture our product candidates, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.
●	We face potential risks associated with future changes in laws and policies, including the availability of government funding for grants, staffing and funding of regulatory agencies.
●	The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, may increase or create new operational risks.
●	Our business operations and current and future relationships with clinical site investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
●	Innoviva, our principal stockholder, beneficially owns greater than 50% of our outstanding shares of Common Stock, which causes us to be deemed a “controlled company” under the rules of the New York Stock Exchange (the “NYSE”). In addition, Innoviva’s interests in our business may be different than our other stockholders.

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

The audited consolidated financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2024 and December 31, 2023 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2024, we had unrestricted cash and cash equivalents of $9.3 million, and we have had recurring losses from operations and negative operating cash flows since inception. In March 2024, we received an additional loan from Innoviva of $35.0 million. Our outstanding term loans, which comprise of $60.0 million of principal and $9.4 million of accrued interest, mature in January 2026 and in June 2025.

We will need to raise additional capital to support our operations and product development activities. Our ability to raise additional capital via equity or debt financing may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, financial markets in the United States and worldwide. We may also seek funds through arrangements with collaborators, grant agencies or others that may require us to relinquish rights to the product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

While we believe that our existing resources will be sufficient to fund our planned operations into fiscal year 2025, we cannot provide assurances that our estimates will be accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;
●	the progress and cost of our clinical trials and other research and development activities;
●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;
●	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;
●	whether and when we receive future Australian tax rebates, if any;
●	the costs and timing of seeking regulatory approvals;
●	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
●	the costs of lawsuits involving us or our product candidates; and
●	the continued availability of government funding for grants.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, political, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all.

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

As of December 31, 2024, our accumulated deficit was $327.7 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. Additional information regarding our results of operations may be found in our consolidated financial statements included in Item 8 in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report.

If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the Department of Defense and related entity standards could impact our ongoing and future development financing awards from the U.S. government.

On June 15, 2020, we entered into an agreement with the Medical Technology Enterprise Consortium (“MTEC Agreement”), pursuant to which we received a $15.0 million award and have entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (“diSArm” study).

Government contracts and grants normally contain additional requirements that may increase our costs of doing business and expose us to liability for failure to comply with these terms and conditions. These requirements have historically included and may continue to include, for example:

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

Results from interim, “top-line,” and preliminary data, or preclinical studies and Phase 1 or 2 clinical trials of our product candidates or from single-patient expanded access treatments may not be predictive of the results of later stage clinical trials and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publicly disclose such data. As a result, any interim, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final data are available. In addition, preliminary or interim data from ongoing clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between any preliminary or interim data we disclose and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by investors or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

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

Delays in our ability to commence or enroll patients for our clinical trials could result in us not meeting anticipated clinical milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. Planned clinical trials may not be commenced or completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including:

●	delays in the development of manufacturing capabilities for our product candidates to enable their consistent production at clinical trial scale;
●	failures in our internal manufacturing operations that result in our inability to consistently and timely produce bacteriophages in sufficient quantities to support our clinical trials;
●	the availability of financial resources to commence and complete our planned clinical trials;
●	delays in reaching a consensus with clinical investigators on study design;
●	delays in reaching a consensus with regulatory agencies on trial design or in obtaining regulatory approval to commence a trial;
●	changes in the FDA and foreign regulatory approval processes, staffing, resources or perspectives that may delay or prevent the approval of future products and result in lost market opportunity;
●	changes in regulations or judicial decisions, or new interpretations of existing laws, regulations or judicial decisions, related to health care availability, pricing or marketing practices, compliance with employment practices, method of delivery, payment for health care products and services, compliance with health information and data privacy and security laws and regulations, tracking and reporting payments and other transfers of value made to physicians and teaching hospitals, extensive anti-bribery and anti-corruption prohibitions, product serialization and labeling requirements and used product take-back requirements;
●	delays in obtaining clinical materials;
●	slower than expected patient recruitment for participation in clinical trials;
●	failure by clinical trial sites, other third parties, or us to adhere to clinical trial agreements;
●	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval; and
●	adverse safety events experienced during our clinical trials.

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

We are continuing to develop novel manufacturing processes for our phage product candidates at our facility in Los Angeles, California. Construction of the new manufacturing facility in Los Angeles, California was completed in the second half of 2024. The manufacturing processes for our product candidates, and the scale-up of such processes for clinical trials, are novel, and there can be no assurance that we will be able to complete this work in a timely manner, if at all. The manufacture of our product candidates requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we were to encounter any of these difficulties, our ability to provide our products to patients in our clinical trials or to commercially launch a product would be jeopardized. Any delay or interruption could postpone the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program, and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

Changes in regulatory approval policies during the development period of any of our product candidates, changes in, or the enactment of, additional regulations or statutes, changes in regulatory review practices for a submitted product application, or changes in regulatory staffing and funding may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval.

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

Most healthcare providers are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH, as well as similar state laws governing the collection, use, and disclosure of health-related information. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial negative consequences – including criminal penalties, regulatory fines, reputational damage, and other harmful effects – if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, if we receive sensitive personally identifiable information, including health information, we may be subject to state laws governing the use, security, and disclosure of such information.

We cannot assure you that we, our CROs, our clinical trial sites, and our clinical trial principal investigators with access to personally identifiable and other sensitive or confidential information relating to the patients in our clinical trials will not breach contractual obligations, or that we or they will not experience data security breaches or attempts thereof. This could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations as discussed above, which could in turn adversely affect our business, financial condition, results of operations, and prospects. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (the “EU”), including personal health data, is subject to the General Data Protection Regulation, (EU) 2016/679 (the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR has expanded the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the European Economic Area should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Furthermore, since the United Kingdom is no longer part of the EU, its data protection regulatory regime is independent of the EU. From January 1, 2021, companies have had to comply with both the GDPR and the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. In addition, the longer term economic, legal, political, regulatory, and social framework to be put in place between the United Kingdom and the EU has had, and may continue to have, a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition, and results of operations.

We face potential risks associated with future changes in laws and policies, including the availability of government funding for grants, staffing and funding of regulatory agencies.

In the United States, changes in the U.S. government between administrations have resulted in potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic and trade sanctions, could increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.

Our operations, including research, development, and clinical programs and trials, are largely dependent on government grants (for example, the MTEC Agreement, which is paid over the term of the award), meaning any substantial policy shift or executive action that restricts or diminishes the availability of these funds could materially harm our business.

The use or anticipated use of artificial intelligence (“AI”) technologies, including generative AI, by us or third parties, may increase or create new operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect an increase in the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. If the analyses that AI-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

We may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in derivation, ex-parte reexamination, or inter partes review proceedings in the USPTO or similar proceedings elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Risks Related to Our Industry

There is a high rate of failure inherent in drug discovery and development, and failure can occur at any point in the process, including in later stages after substantial investment.

New product candidates that appear promising in development or prior to being acquired may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payor reimbursement or coverage, failure to obtain placement on guidelines or recommendations published by third-party organizations that are commensurate with clinical data, the application of pricing controls, limited scope of approved uses, label changes, changes in the relevant treatment standards or the availability of newer better, or more cost-effective competitive products, difficulty or excessive costs to manufacture, insufficient infrastructure to support detection, diagnostic or other requisites for treatment, ineffectiveness in reaching healthcare professionals, including digitally given the increase in virtual engagements, or infringement of the patents or intellectual property rights of others. We may also fail to allocate research and development resources efficiently, fail to pursue or invest sufficiently in product candidates or indications that may have been successful, or fail to optimally balance trial design, conduct, and speed to accomplish desired outcomes.

Regulatory agencies establish high hurdles for the efficacy and safety of new products and indications. Delay, uncertainty, unpredictability, and inconsistency in drug approval processes across markets and agencies can result in delays in product launches, lost market opportunities, impairment of inventories, and other negative impacts. In addition, it can be very difficult to predict revenue growth rates of, or variability in demand for, new products and indications, which in some cases leads to difficult meeting product demand or, on the other hand, excess inventory and related financial charges.

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

Regulation of generic and biosimilar products varies around the world and such regulation is complex and subject to ongoing interpretation and implementation by regulatory agencies and courts. Particularly for biosimilars, health authority guidelines and legislative actions could make it less burdensome for competitor products to enter the market and further incentivize uptake of biosimilars. In the United States, the FDA has issued several “interchangeability” designations for biosimilar products, and is expected to continue doing so in the future. These designations could, subject to state law requirements, enable pharmacies to substitute biosimilars for innovator biological products. Given the importance of biologic products to our clinical-stage pipeline, such regulation could have a material adverse effect on our business.

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

Current and future healthcare reform measures may affect our results of operations.

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory proposals, enactments to reform health care insurance programs and increasing pressure from social sources could significantly influence the manner in which our future products may be prescribed, purchased and reimbursed, which may adversely affect our results of operations.

In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries have announced or implemented measures, and may in the future implement new or additional measures, to reduce health care costs to limit the overall level of government expenditures. These measures vary by country and may include, among other things, patient access restrictions, suspensions on price increases, prospective and possible retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases and greater importation of drugs from lower-cost countries. These measures may adversely affect our future revenue and business operations.

Our business is subject to increasing government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our results of operations, reputation or business.

Public and private payors continue to take aggressive steps to control their expenditures for pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, medicines. Governments and private payors worldwide have intensified their scrutiny of, and actions intended to address, pricing, reimbursement, and access to pharmaceutical products and are demanding greater commercial and clinical value from pharmaceutical companies in the form of strong product differentiation and demonstrated value. The effect of reducing prices and reimbursement would significantly impact potential future revenues and business opportunities. Within the United States, state level transparency initiatives, importation rules, reporting requirements, and mandated programs, may also increase administrative costs, in some cases, compromise confidential business practices and otherwise detrimentally impact our business.

Heightened governmental scrutiny over the manner in which drug manufacturers price their marketed products and the practices of pharmacy benefit managers and other supply chain entities has also resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, require advance notice of list price increases, establish upper payment limits or other restrictions by drug affordability review boards, allow the importation of drugs from other countries, address pharmacy benefit manager practices, and reform government program reimbursement methodologies for drug products. In particular, the IRA contains provisions designed to limit the prices paid by Medicare for various prescription drugs. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

As of December 31, 2024, Innoviva owns 69.3% of our outstanding shares and 19,364,647 warrants to purchase shares of our Common Stock. If Innoviva were to exercise the warrants held by them, they would hold approximately

80.0% of our issued and outstanding shares of Common Stock. As a result, Innoviva owns more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements, including requirements that:

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

Innoviva’s large ownership stake may allow it to exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our articles of incorporation, adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us, and approval of other major corporate transactions. In addition, Innoviva’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Accordingly, our stockholders other than Innoviva may be unable to influence management and exercise control over our business. Furthermore, any sales by Innoviva of a substantial number of shares of our Common Stock, or the expectation of such sales, could cause a significant reduction in the market price of our Common Stock.

The price of our securities has been volatile and may continue to be so, and purchasers of our securities could incur substantial losses.

The price of our securities has been volatile and may continue to be so. Between January 1, 2024 and December 31, 2024, the high and low sales prices of our Common Stock as reported on NYSE varied between $1.85 and $4.18 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years.

As of December 31, 2024, we had outstanding common warrants to purchase an aggregate of 19,365,847 shares of our Common Stock at a weighted-average exercise price of $3.59 per share. We also have outstanding options to exercise 3,755,965 shares of our Common Stock at a weighted-average exercise price of $3.74 per share. To the extent any of our outstanding warrants or options are exercised, additional shares of our Common Stock will be issued which will result in dilution to our security holders and could also have an adverse effect on the market price of our Common Stock.

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

To the extent that we raise additional capital through the sale of equity or convertible loan securities, our stockholders’ interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our Common Stockholders.

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

Our business is sensitive to global economic conditions, which can be adversely affected by epidemics and other public health crises, political and military conflict, trade and other international disputes (including tariffs, embargoes, sanctions or other trade restrictions), significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Pandemics, such as the COVID-19 pandemic, have in the past impacted and may in the future impact our business, operations and financial condition and results. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.

Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and in the Middle East) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short- and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

Additionally, the operations of our suppliers and manufacturers may be located in areas that are prone to earthquakes, wildfires and other natural disasters. Such operations and facilities are also subject to the risk of interruption by drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health crises, trade restrictions (including tariffs, embargoes and sanctions), and other events beyond the Company’s control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Such events can create delays or interruptions to the Company’s development efforts and inefficiencies in the Company’s supply and manufacturing chain. Significant delays in our development efforts could materially impact our ability to obtain regulatory approval and to commercialize our products.

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

Our operations could be disrupted by failure of our information systems or by successful cyber-attacks.

Our operations could be disrupted if our information systems—or those of our vendors— fail, if we or our vendors are unsuccessful in implementing necessary upgrades, or if we or our vendors are subject to successful cyber-attacks. Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information as well as personal information regarding our employees and others, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which could include the deployment of harmful malware, viruses, worms, and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise (as discussed below in Item 1C), such attacks are increasing in frequency and sophistication, and the possibility of a future data compromise, and risks associated with intrusion, tampering, and theft, cannot be eliminated entirely. We have experienced cyber-attacks in various forms, including phishing and other attempts to compromise our systems, but none of these has resulted in a material incident. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Further, our cybersecurity controls may not function as intended or our logging may be insufficient to fully investigate an incident.

A system failure, accident or security breach may also result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged and the further development of our product candidates could be delayed.

 The Company’s and its vendors’ sophisticated information technology operations are spread across multiple, sometimes inconsistent, platforms, which pose difficulties in maintaining data integrity across systems. The ever-

increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in the Company’s systems. A compromise of the security or integrity of any of these systems could adversely affect our security posture.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors (“Board of Directors”) and management. Our Board of Directors delegated oversight of Cybersecurity to the Audit Committee. Members of our Board of Directors receive reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as service providers and suppliers, and the current threat environment. These updates are presented by IT third-party experts, finance, and legal departments. Members of our Board of Directors also engage in ad hoc conversations with management on cybersecurity-related news events and updates to our cybersecurity risk management and strategy programs.

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

Item 2.     PROPERTIES

Our corporate headquarters are located in Los Angeles, California, with an address of 5005 McConnell Avenue, Los Angeles, CA 90066. On October 28, 2021, we entered into a lease for approximately 56,300 square feet of office, research and development and manufacturing space under a non-cancellable lease. The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Office space and research laboratories have been occupied since the third quarter of 2023, with cGMP manufacturing space (~10,000 square feet) fully constructed and occupied in the second half of 2024.

We also have a facility located in Marina del Rey, California, with an address of 4503 Glencoe Avenue, Marina del Rey, CA 90292, where we currently lease approximately 35,500 square feet of laboratory and office space. The Marina del Rey Lease expires on December 31, 2031. The facility includes 19,500 square feet of BSL2 laboratory space, and approximately 3,000 square feet of cGMP laboratory space. We are actively seeking a sub-tenant to take over the remaining term of the Marina del Rey Lease.

In addition, we lease a 5,000 square foot facility located in Sydney, Australia, which includes 4,000 square feet of laboratory space providing capabilities to support phage product development and manufacturing process development.

We believe that our existing office and laboratory space is sufficient to meet our needs for the foreseeable future. Additionally, we believe the newly constructed McConnell Facility, offering expanded manufacturing capacity, will allow us to pursue contract manufacturing opportunities for phage and potentially other advanced biologics.

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

Holders of Common Stock

As of February 28, 2025, there were 70 holders of record of our Common Stock. As of such date, there were 36,183,067 shares of our Common Stock outstanding.

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

Overview

We are a clinical-stage biotechnology company focused on the development of high-purity, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacteria using our proprietary bacteriophage-based technology. We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as C. difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We have completed three critical Phase 2 trials, utilizing two distinct phage cocktails against two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infection. We believe we are on a critical pathway towards pivotal Phase 3 clinical studies.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for late-stage clinical development. We have improved our manufacturing processes by significantly increasing phage titers and improving production efficiency with the goal of ensuring commercial viability. We believe that we are uniquely advancing two lead candidates, referred to as AP-PA02 and AP-SA02, to address both chronic and acute bacterial infections.

Our first lead phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to P. aeruginosa. On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. We received the full award’s amount, including the final payment of $0.3 million, in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis Bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

On February 22, 2022, Armata announced that it had received from the FDA the approval to proceed for our IND application for AP-PA02, in a second indication, non-cystic fibrosis bronchiectasis (“NCFB”). On December 19, 2024, Armata announced encouraging results from the completed “Tailwind” study – a Phase 2 multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 in subjects with NCFB and chronic pulmonary P. aeruginosa infection. Data indicated that inhaled AP-PA02 provides a durable reduction of P. aeruginosa in the lung, with a favorable safety and tolerability profile. The Tailwind study was conducted in two cohorts running in parallel: subjects in one cohort (cohort A) received inhaled AP-PA02 as monotherapy, while subjects in another cohort (cohort B) received inhaled AP-PA02 in combination with inhaled anti-pseudomonal antibiotic treatment. Subjects in both cohorts were dosed at home by nebulization with study drug administered every 12 hours for 10 days and were followed for approximately four weeks after receiving their last dose of study drug. The primary efficacy endpoint was the reduction in P. aeruginosa colony forming units ("CFUs") in lung sputum at one week following completion of dosing (day 17) compared to baseline. Per the statistical analysis plan, efficacy analysis of each independent cohort showed no significant difference between subjects treated with AP-PA02 and placebo due to small numbers of subjects in each cohort. Notably, a post-hoc intent-to-treat analysis (n=33 active and n=15 placebo; all subjects from both cohorts) demonstrated a statistically significant reduction of P. aeruginosa CFUs in the lung at day 17 (AP-PA02 vs. placebo; P=0.05). The reduction in P. aeruginosa CFUs persisted two weeks following completion of dosing with AP-PA02 when compared with placebo at day 24 (AP-PA02 vs. placebo; P=0.015). Additionally, paired analysis of P. aeruginosa CFU density at baseline compared to day 10 (P=0.03), day 11 (P=0.01), day 17 (P=0.003) and day 24 (P=0.018) was significant in the AP-PA02-treated cohort. We believe the data suggest that AP-PA02 alone is as effective as the combination therapy of phage and antibiotics in reducing P. aeruginosa CFUs in the lung. Additionally, approximately one-third of subjects treated with phage monotherapy exhibited at least a 2-log CFU reduction in P. aeruginosa compared to no reduction in placebo treated subjects. Safety data indicate that inhaled AP-PA02 was well-tolerated with treatment-emergent adverse events mild and self-limiting. There was one possibly related serious adverse event that was linked to an acute pulmonary event requiring hospitalization that was responsive to antibiotics. We believe the safety and tolerability of AP-PA02 offers a promising profile for treating chronically infected NCFB patients.

Results from the Phase 2 Tailwind study demonstrate the potential of Armata’s high-purity phage cocktail, AP-PA02, as a new monotherapy treatment alternative for chronic pulmonary disease caused by P. aeruginosa infection, including drug-resistant bacteria, and indicate the potential for phage therapy to reduce reliance on chronic antibiotic use. The Phase 2 Tailwind study represents the second successful clinical trial for AP-PA02, Armata’s lead pulmonary candidate, which was first evaluated in people with cystic fibrosis in the Phase 1b/2a SWARM-P.a. trial that completed in 2023. We believe the learnings on dose-schedule regimens gained from the two completed Phase 2 studies position us to define a safe and promising biologic correlation for a Phase 3 definitive trial which will aim to evaluate inhaled AP-PA02 as an alternative to antibiotics in chronic pulmonary P. aeruginosa infection.

In parallel to developing novel phage therapeutics that target chronic bacterial infections, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (“diSArm” study).

On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02. On November 12, 2024, we announced completion of enrollment of the Phase 1b/2a diSArm study of intravenous AP-SA02 as a potential treatment for S. aureus bacteremia. The last patient final follow-up visit was completed on January 14, 2025. During the Phase 2a portion of diSArm, Armata focused on evaluating clinical safety of higher intravenous doses of AP-SA02 and accelerating enrollment to arrive at topline data expeditiously. The manufacture of highly purified phages using Armata's proprietary methods enabled dose escalation to 5E10 PFU every six hours (2E11 PFU every 24 hours) for five days without clinically significant adverse events. In parallel with dose escalation, the evolution of two distinct blinded subsets of subjects receiving phage has been observed. One subset, comprising approximately half of the treated group, has evidence of persistence of detectable phage in the blood providing early evidence of in vivo phage amplification and resultant release of phage progeny. The Company anticipates topline data from the diSArm study in the first half of 2025 where it can explore the two aforementioned subsets in an unblinded manner. Topline results are also expected to inform the optimal dose of AP-SA02 to be evaluated in a larger definitive efficacy study. Data from this Phase 1b/2a study will be invaluable for a follow-on trial that is being designed to demonstrate efficacy of AP-SA02 in treating S. aureus bacteremia. We anticipate findings from the Phase 1b/2a study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase-2 meeting with the FDA that enables us to obtain agreement on a path to approval. We are committed to developing a definitive efficacy trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, prosthetic joint infections (“PJI”) with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficiacy required to support potential regulatory approval and commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2024, we had an accumulated deficit of $327.7 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $9.3 million as of December 31, 2024 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next twelve months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

MTEC Agreement Modification

In July 2024, we extended the MTEC Agreement to August 2025 and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize an increase in grant revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

2025 Credit Agreement

On March 12, 2025, the Company entered the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million. The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

2024 Credit Agreement

On March 4, 2024, the Company entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and was scheduled to mature on June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

On March 12, 2025, the Company executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026.

2023 Credit Agreement

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum, and was scheduled to mature on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026.

Results of Operations

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%

Grant revenue	$5,174	$4,529	$645	14.2%
Operating expenses
Research and development	34,426	33,770	656	1.9%
General and administrative	13,184	11,649	1,535	13.2%
Total operating expenses	47,610	45,419	2,191	4.8%
Loss from operations	(42,436)	(40,890)	(1,546)	3.8%
Other income (expense)
Interest income	697	179	518	289.4%
Interest expense	(10,742)	(2,626)	(8,116)	309.1%
Change in fair value of the Convertible Loan	31,399	(21,845)	53,244	(243.7%)
Gain (loss) on debt and the Convertible Loan extinguishments	2,166	(3,863)	6,029	(156.1%)
Total other income (expense), net	23,520	(28,155)	51,675	(183.5%)
Net loss	$(18,916)	$(69,045)	$50,129	(72.6%)

Grant Revenue

We recognized $5.2 million and $4.5 million of grant revenue for the years ended December 31, 2024 and 2023, respectively, which represents MTEC’s share of the clinical development costs incurred for our AP-SA02 program for the treatment of S. aureus bacteremia.

Research and Development

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%

External costs:
Clinical trial expenses	$10,278	$9,982	$296	3.0%
Other research and development costs, including consulting, laboratory supplies and other	3,418	4,665	(1,247)	(26.7%)
Total external costs	13,696	14,647	(951)	(6.5%)
Internal costs:
Personnel-related costs	10,925	9,665	1,260	13.0%
Facilities and overhead costs	9,805	9,458	347	3.7%
Total research and development expense:	$34,426	$33,770	$656	1.9%

Research and development expenses increased by $0.6 million, from $33.8 million for the year ended December 31, 2023 to $34.4 million for the year ended December 31, 2024.

Clinical trial costs increased by $0.3 million, from $10.0 million for the year ended December 31, 2023, to $10.3 million for the year ended December 31, 2024. The increase is primarily due to a $2.2 million increase in the AP-PA02 NCFB study as the study is at an active stage with significant developments during the year ended December 31, 2024, offset by a $1.9 million decrease in other clinical trial expenses, based on the progress of our clinical trials.

Other external research and development costs decreased by $1.3 million from $4.7 million for the year ended December 31, 2023 to $3.4 million for the year ended December 31, 2024. We recognized zero and $0.3 million credits to research and development expenses related to the CFF grant for the years ended December 31, 2024 and 2023, respectively. Our consultant expenses decreased by $0.9 million, spending on outsource service contracts decreased by $0.4 million, laboratory supplies decreased by $0.2 million.

Our external research and development expenses by project for the years ended December 31, 2024 and 2023 were as follows (in thousands):

		Year Ended December 31,
		2024	2023
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$6,840	$4,922
AP-PA02	Cystic Fibrosis	236	1,692
AP-SA02	Bacteremia	4,177	4,789
AP-SA02	Prosthetic Joint Infection	35	202
	Expenses not allocated by projects*	2,408	3,042
	Total external costs	$13,696	$14,647

* Expenses not allocated by projects include consultants, lab supplies and outsource service expenses

Personnel-related costs, including employee payroll and related expenses, increased by $1.3 million, from $9.7 million for the year ended December 31, 2023 to $11.0 million for the year ended December 31, 2024, largely due to an increase of $0.9 million in incentive compensation expense, whereas no such expense was incurred during the year ended December 31, 2023, an increase of $0.7 million in severance expense, offset by a decrease of $0.3 million in employee stock-based compensation expenses, which was primarily due to the full vesting of awards issued in prior periods.

Facilities and overheads increased by $0.3 million from $9.5 million for the year ended December 31, 2023 to $9.8 million for the year ended December 31, 2024, largely as a result of an increase in lease expense of $1.0 million, partially offset by a decrease of $0.7 million in expensed noncapitalizable lab equipment, lab equipment maintenance and other research and development costs.

General and Administrative

General and administrative expenses were $13.1 million and $11.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $1.4 million is primarily related to an increase of $2.1 million in personnel related costs, including $2.3 million in stock-based compensation expense, mainly related to the awards granted in March 2024, an increase of $0.7 million in salaries, an increase of $0.2 million in incentive compensation expense, offset by a $1.1 million decrease in severance expense. The increase in general and administrative expenses was also attributable to an increase of $0.5 million in lease expenses, an increase of $0.8 million in other facilities, general, administrative and overhead expenses, partially offset by a decrease of $2.0 million in legal, accounting and other consulting expenses.

Interest Income

Interest income for the years ended December 31, 2024 and 2023 was $0.7 million and $0.2 million, respectively, which was related to interest income earned on our cash, cash equivalents and restricted cash balances.

Interest Expense

We recognized interest expense of $10.7 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively, which relates to the interest and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan received from Innoviva in July 2023 and March 2024, respectively. Interest expense is accrued at each period end and is payable at the loan maturity. Refer to Note 8, “Term Debt”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Change in Fair Value of Convertible Loan

We recognized a fair value of the Convertible Loan gain of $31.4 million for the year ended December 31, 2024 and the Convertible Loan loss of $21.8 million for the year ended December 31, 2023. The Convertible Loan is accounted at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates. Refer to Note 7, “Convertible Loan”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Gain (Loss) on Debt and Convertible Loan Extinguishments

We recognized a gain of $2.2 million on debt extinguishment for the year ended December 31, 2024, which relates to the amendments to the 2023 Loan and Convertible Loan on November 12, 2024. The gain was estimated as the difference between the carrying value of the 2023 Loan and Convertible Loan before the modification and the fair value of the 2023 Loan and Convertible Loan after the modification. Refer to Note 8, “Term Debt” and Note 7, “Convertible Loan”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. We recognized a loss of $3.9 million on the Convertible Loan extinguishment for the year ended December 31, 2023, which relates to the amendment to the Convertible Loan on July 10, 2023. Refer to Note 7, “Convertible Loan”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $9.3 million as of December 31, 2024, will not be sufficient to fund our operations for the next 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On March 12, 2025, the Company entered the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million. The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

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

Any additional fundraising efforts may divert our management team from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funds will depend, in part, on the success of our product development activities, including our targeted phage therapies strategy and any clinical trials we initiate, regulatory events, our ability to identify and enter into in-licensing or other strategic arrangements, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on acceptable terms. If we are unable to secure additional funds on a timely basis or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our stockholders, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations, increase the risk of insolvency and loss of investment by our stockholders. To the extent that additional capital is raised through the sale of equity or convertible loan securities, the issuance of such securities could result in dilution to our existing stockholders. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023

Net cash used in operating activities	$(37,551)	$(47,423)
Net cash used in investing activities	(1,879)	(8,134)
Net cash provided by financing activities	34,958	53,988
Net decrease in cash, cash equivalents and restricted cash	$(4,472)	$(1,569)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $37.6 million and $47.4 million for the years ended December 31, 2024 and 2023, respectively.

Cash used in operating activities in the year ended December 31, 2024 was primarily due to our net loss for the period of $18.9 million, adjusted by non-cash net changes of $16.5 million and a net change of $2.1 million in our net operating assets and liabilities. The non-cash items consist of $31.4 million related to a gain from change in fair value of our Convertible Loan, $2.2 million extinguishment gain related to the extension of our Convertible Loan and 2023 Loan maturity to January 10, 2026, $10.8 million of non-cash interest expense on outstanding balances of the 2023 Loan and the 2024 Loan, $1.3 million related to depreciation and amortization expense, $2.1 million related to change in right-of-use asset, $2.9 million related to stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $5.0 million in operating lease liability, mainly related to payments for our new leased facility construction, which was completed in 2024, and rent payments, $3.8 million decrease in accounts payable and accrued liabilities, partially offset by a decrease of $5.1 million in prepaid expenses and other assets and an increase of $1.5 million in accrued compensation.

Cash used in operating activities in the year ended December 31, 2023 was primarily due to our net loss for the period of $69.0 million, adjusted by non-cash net expenses of $31.3 million and a net change of $9.7 million in our net operating assets and liabilities. The non-cash items consist of $21.8 million related to a loss from change in fair value of the Convertible Loan, $3.9 million related to the Convertible Loan extinguishment loss, $2.6 million of non-cash interest expense on the Convertible Loan, $1.0 million related to depreciation and amortization expense, $1.0 million related to change in right-of-use asset, $0.9 million related to stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $13.5 million in operating lease liability, mainly related to payments for our new leased facility construction, and rent payments, a decrease of $1.1 million in accrued compensation, partially offset by a decrease of $4.8 million in prepaid expenses and other assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $1.9 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively, which is mostly attributable to purchases of laboratory and manufacturing equipment acquired for our new manufacturing facility. We expect our spending for property and equipment to decrease as the construction of our manufacturing facility was completed as of December 31, 2024.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $34.9 million, which consisted primarily of net proceeds from the issuance of the 2024 Loan.

Cash provided by financing activities for the year ended December 31, 2023 was $54.0 million, which consisted primarily of net proceeds from the issuance of the Convertible Loan of $29.1 million and net proceeds from the issuance of long-term debt of $24.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2024 and December 31, 2023, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to the fair value estimate of the Convertible Loan, stock-based compensation expense, accruals for research and development costs, impairment of goodwill and intangible assets and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Although our significant accounting policies are described in more detail in Note 3, “Significant Accounting Policies”, to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services) and in-process research and development expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

We record accruals for estimated research and development costs, comprising payments for work performed by third-party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, we accrue the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Judgments and estimates are made in determining the accrued balances at the end of the reporting period. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Fair Value Estimate of the Convertible Loan

In January 2023, we entered into the Convertible Credit Agreement with Innoviva, which was amended in July 2023 and November 2024. The Convertible Loan includes various conversion and repayment options, including the conversion of principal and accrued interest into shares of our Common Stock upon a Qualified Financing and our option to repay the Convertible Loan prior to maturity. Refer to Note 7, “Convertible Loan”, in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

We account for the Convertible Loan at fair value and changes in fair value are included in other income (expense) in the consolidated statements of operations in each reporting period. We estimate the fair value using a weighted probability of various settlement scenarios during the Convertible Loan term discounted to each reporting date. To estimate the fair value of the conversion option scenarios, we use an option pricing model with assumptions, such as volatility, expected term and risk-free interest rates. Changes in the fair value of our Common Stock and probabilities of scenarios significantly impact the fair value of the Convertible Loan. We expect to continue making these estimates until the Convertible Loan conversion or its maturity in January 2026.

As of December 31, 2024, we estimated the fair value of the Convertible Loan to be $32.9 million. For the year ended December 31, 2024, we recognized a change in fair value gain of $31.4 million in the consolidated statements of operations and comprehensive loss.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

During 2024, the Company incurred $34.5 million for research and development costs and as of December 31, 2024, the Company recorded $1.1 million for accrued clinical trial expenses. As described in Note 3 of the consolidated financial statements, the Company records accruals for estimated ongoing research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. The Company accrues for the estimated ongoing clinical trial site costs based on patient enrollment and progress of the trial.

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

San Diego, California

March 20, 2025

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$9,291	$13,523
Prepaid expenses and other current assets	1,273	2,265
Other receivables	744	3,363
Total current assets	11,308	19,151
Restricted cash	5,480	5,720
Property and equipment, net	13,241	12,559
Operating lease right-of-use asset	41,687	44,717
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	975	2,470
Total assets	$86,437	$98,363

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$2,055	$5,689
Accrued compensation	2,280	768
Term debt, current	38,954	—
Current portion of operating lease liabilities	4,431	9,481
Other current liabilities	529	523
Total current liabilities	48,249	16,461
Convertible Loan, non-current	32,897	58,633
Term debt, non-current	22,539	23,674
Operating lease liabilities, net of current portion	27,694	28,583
Deferred tax liability	3,077	3,077
Total liabilities	134,456	130,428

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,183,067 and 36,122,932 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	362	361
Additional paid-in capital	279,354	276,393
Accumulated deficit	(327,735)	(308,819)
Total stockholders’ deficit	(48,019)	(32,065)
Total liabilities and stockholders’ deficit	$86,437	$98,363

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended
	2024	2023
Grant revenue	$5,174	$4,529
Operating expenses
Research and development	34,426	33,770
General and administrative	13,184	11,649
Total operating expenses	47,610	45,419
Operating loss	(42,436)	(40,890)
Other income (expense)
Interest income	697	179
Interest expense	(10,742)	(2,626)
Change in fair value of the Convertible Loan	31,399	(21,845)
Gain (loss) on debt and the Convertible Loan extinguishments	2,166	(3,863)
Total other income (expense), net	23,520	(28,155)
Net loss	$(18,916)	$(69,045)
Per share information:
Net loss per share, basic	$(0.52)	$(1.91)
Weighted average shares outstanding, basic	36,160,848	36,075,555
Net loss per share, diluted	$(0.89)	$(1.91)
Weighted average shares outstanding, diluted	59,059,971	36,075,555

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	36,144,706	$361	$275,493	$(239,774)	$36,080
Forfeiture of restricted stock awards	(27,341)	—	—	—	—
Withholdings for taxes related to net share settlement of equity awards	(25,933)	—	(43)	—	(43)
Exercise of stock options	1,500	—	5	—	5
Issuance of Common Stock upon vesting of restricted stock units	30,000	—	—	—	—
Stock-based compensation expense	—	—	938	—	938
Net loss	—	—	—	(69,045)	(69,045)
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)		(61)
Stock-based compensation expense	—	—	2,893	—	2,893
Net loss	—	—	—	(18,916)	(18,916)
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(18,916)	$(69,045)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,325	972
Stock-based compensation expense	2,893	938
Change in fair value of the Convertible Loan	(31,399)	21,845
Non-cash interest expense	10,758	2,573
Non-cash interest income	—	(22)
Gain (loss) on debt and Convertible Loan extinguishments	(2,166)	3,863
Change in right-of-use asset	2,053	1,018
Loss from disposal of property and equipment	—	81
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,106	4,826
Accounts payable and accrued liabilities	(3,755)	39
Accrued compensation	1,512	(1,060)
Operating lease liability	(4,962)	(13,451)
Net cash used in operating activities	(37,551)	(47,423)
Investing activities:
Purchases of property and equipment	(1,879)	(8,144)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(1,879)	(8,134)
Financing activities:
Proceeds from issuance of the Convertible Loan, net of issuance costs	—	29,101
Proceeds from issuance of term debt, net of issuance costs	34,889	24,925
Payments for taxes related to net share settlement of equity awards	(61)	(43)
Proceeds from exercise of stock options	130	5
Net cash provided by financing activities	34,958	53,988
Net decrease in cash, cash equivalents and restricted cash	(4,472)	(1,569)
Cash, cash equivalents and restricted cash, beginning of period	19,243	20,812
Cash, cash equivalents and restricted cash, end of period	$14,771	$19,243
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$977	$2,700
Property and equipment included in accounts payable and accrued liabilities	$89	$217

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$9,291	$13,523
Restricted cash	5,480	5,720
Cash, cash equivalents and restricted cash	$14,771	$19,243

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

The Company’s principal stockholder, Innoviva Strategic Opportunities LLC (“Innoviva SO”), a wholly owned subsidiary of Innoviva Inc. (“Innoviva”), owns 69.3% of the Company’s outstanding equity as of December 31, 2024. The Company also received $90.0 million in total debt financing from Innoviva SO during 2023 and in March 2024. Innoviva designees represent three out of eight seats of the Company’s Board of Directors (“Board of Directors”) during the year ended December 31, 2024, and cannot vote or take any action by written consent with respect to any shares of Common Stock held by Innoviva SO that represent, in the aggregate, more than 49.5% of the total number of shares of the Company’s Common Stock for voting on the matters related to election or removal of the Company’s board members or amending the bylaws of the Company to reduce the maximum number of directors or setting the number of directors who may serve on the Company’s Board of Directors in accordance with the voting agreement. The voting agreement expires on the earlier of the fifth anniversary of the agreement’s effective date, January 26, 2021, or the approval by the Food and Drug Administration (the “FDA”) of any of the Company’s product candidates for marketing and commercial distribution. Innoviva SO and Innoviva are related parties of the Company.

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt and grant financing to fund its operations. As of December 31, 2024, the Company had an accumulated deficit of $327.7 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $9.3 million as of December 31, 2024 will not be sufficient to fund its operations for the next 12 months from the date of these consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

2025 Credit Agreement

On March 12, 2025, the Company entered into a credit and security agreement (the “2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “2025 Loan”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), our principal stockholder and a related party (collectively, “Innoviva”). The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) its existing convertible loan (the “Convertible Loan”) and secured credit and security agreement, dated January 10, 2023, with Innoviva (the “Convertible Credit Agreement”), (ii) its existing secured term loan facility (the “2023 Loan”) and credit and security agreement, dated July 10, 2023, with Innoviva (the “2023 Credit Agreement”) and (iii) its existing secured term loan facility (the “2024 Loan”) and credit and security agreement, dated March 4, 2024, with Innoviva (the “2024 Credit Agreement”), which, among other things, extended the maturity date of each loan to March 12, 2026.

2024 Credit Agreement

On March 4, 2024, the Company entered into 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and was scheduled to mature on June 4, 2025. On March 12, 2025, the Company executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates estimates and assumptions, including but not limited to those related to the fair value of the Convertible Loan, stock-based compensation expense, accruals for research and development costs, the valuation of deferred tax assets, impairment of goodwill and intangible assets and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of December 31, 2024 and 2023, cash, cash equivalents and restricted cash were invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13, “Grants and Awards”) and reimbursement for tenant improvements (Note 12, “Commitments and Contingencies”).

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits and marketable securities with original maturities of less than three months.

Restricted Cash

The Company defines restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. The restricted cash consists of two irrevocable letters of credit with financial institutions related to the Company’s operating leases (Note 12 , “Commitments and Contingencies”).

Fair Value of Financial Instruments

Financial instruments include cash equivalents, prepaid expenses and other receivables, restricted cash, accounts payable and accrued liabilities, accrued compensation and other current liabilities, Convertible Loan and long-term debt. The carrying amounts of the above assets and liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Convertible Loan is accounted at fair value. Long-term debt was accounted at fair value at inception and its subsequent fair value is not significantly different from its amortized basis, as effective interest rate is considered at market.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the carrying values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. No impairment losses on long-lived assets have been recorded for the years ended December 31, 2024 or 2023.

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

As of December 31, 2024, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset. The Company also performed a quantitative analysis for impairment analysis and based on this analysis, the fair value of this bacteriophage program was greater than its carrying value as of December 31, 2024. Consequently, no impairment was noted for the IPR&D asset.

As of December 31, 2023, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company used multi-period excess earnings method, a variation of the discounted cash flow approach. Management assumptions included expected revenue forecast, estimated expenses, rate of success, and a discount rate. The fair value of the bacteriophage development programs for S. aureus infections was greater than its carrying value as a result of the quantitative analysis.

No impairment loss was recognized as of December 31, 2024 and 2023.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired in an acquisition. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. The Company performed quantitative analysis of goodwill impairment and noted no impairment as of December 31, 2024 and 2023.

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

Grants Revenue and Other Awards

The Company determines whether agreements are within the scope of ASC Topic 606, Revenue from contracts with customers (“ASC 606”) or other topics at the effective date of an agreement.

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

As of December 31, 2024 and 2023, the Company recognized as other receivables in its consolidated balance sheets $0.7 million and $1.5 million, respectively, related to invoiced grant amounts that have not been received.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net loss and other comprehensive income (loss). The Company did not have other comprehensive income (loss) for the years ended December 31, 2024 and 2023, as such, the comprehensive income (loss) for these periods was equal to the net loss.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 standard in the fourth quarter of 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. Refer to Note 15. “Segment Reporting”.

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

Recent Accounting Pronouncements Not Yet Adopted

On October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating the impact of adopting ASU 2023-06 on its consolidated financial statements.

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

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statement disclosures.

4. Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following three levels:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,955	$4,955	$—	$—
Convertible Loan– financial liabilities	32,897	—	—	32,897

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Convertible Loan– financial liabilities	$58,633	$—	$—	$58,633

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

Level 3 fair value inputs include probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its Convertible Loan using the following inputs for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Discount rate	15.67%-28.28%	21.01%-45.88%
Probabilities of settlement scenarios	0%-75%	0%-85%
Volatility	83.30%-111.60%	101.1%-123.6%
Expected term (in years)	0.10-1.20	0.20-1.50
Risk-free rate	4.08%-5.33%	4.62%-5.39%

The following table presents a summary of the changes in the fair value of its Convertible Loan for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Convertible Loan at the beginning of the period	$58,633	$—
Net issuance of the Convertible Loan (1)	—	29,226
Initial recognition of modified Convertible Loan (1)	—	35,031
Change in fair value	(31,399)	21,845
Amount exchanged (2)	—	(31,332)
Loss on the Convertible Loan extinguishment	5,663	3,863
Convertible Loan at the end of the period	$32,897	$58,633

(1) The Convertible Loan is carried at fair value in the consolidated balance sheets. As such, the principal and accrued interest are included in the detemination of fair value.

(2) The Company concluded that the amendment to the Convertible Loan was an extinguishment for accounting purposes and the amount exchanged was the relative fair value allocated to the Convertible Loan at the extinguishment date (Note 7 , “Convertible Loan”).

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders, basic	$(18,916)	$(69,045)
Gain from change in fair value of the Convertible Loan	(31,399)	—
Gain on debt and the Convertible Loan extinguishments	(2,166)	—
Net loss attributable to common stockholders, diluted	$(52,481)	$(69,045)

Denominator:
Weighted average shares outstanding, basic	36,160,848	36,075,555
Shares issuable upon the conversion of the Convertible Loan	22,899,123	—
Weighted average common shares outstanding, diluted	59,059,971	36,075,555

Net loss per share, basic	$(0.52)	$(1.91)
Net loss per share, diluted	$(0.89)	$(1.91)

The following outstanding securities as of December 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	December 31, 2024	December 31, 2023
Outstanding stock options	3,755,965	3,165,216
Unvested restricted stock units	220,000	200,000
Shares issuable upon the conversion of the Convertible Loan (1)	—	21,293,861
Outstanding warrants	19,365,847	19,365,847
Total	23,341,812	44,024,924

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of December 2023, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $2.4 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Laboratory equipment	$21,316	$19,678
Furniture and fixtures	831	817
Office and computer equipment	438	438
Leasehold improvements	3,802	3,447
Total	26,387	24,380
Less: accumulated depreciation	(13,146)	(11,821)
Property and equipment, net	$13,241	$12,559

Depreciation and amortization expense totaled $1.3 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. Property and equipment not in use was $8.3 million and $8.1 million as of December 31, 2024 and 2023, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Other Receivables

Other receivables as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Tenant improvement allowance receivable (Note 12)	$—	$1,835
Grant and award receivable (Note 13)	744	1,528
	$744	$3,363

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$766	$1,585
Accrued clinical trial expenses	828	3,021
Other accrued expenses	461	1,083
	$2,055	$5,689

7. Convertible Loan

On January 10, 2023, the Company received the Convertible Loan in the aggregate amount of $30.0 million from Innoviva pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Company’s entry into the 2023 Credit Agreement to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. Then, on March 12, 2025, the Company executed a subsequent amendment to the Convertible Credit Agreement which, among other things, extended the Convertible Loan maturity date to March 12, 2026. The Convertible Loan principal and accrued interest are payable at maturity. Repayment of the Convertible Loan is guaranteed by the Company’s domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

On July 10, 2023, in connection with the 2023 Credit Agreement with Innoviva, as discussed below, the Company amended the terms of the Convertible Credit Agreement, to, among other changes, extend the maturity of the

Convertible Loan to January 10, 2025. The Company concluded that the amendment was an extinguishment for accounting purposes. The Company recognized a $1.8 million gain as the change in fair value of the Convertible Loan before the extinguishment date, July 10, 2023. The Company estimated fair value of the combined transaction, the Loan and the Convertible Loan, before and after modification and calculated an extinguishment loss of $3.9 million, which was recognized as other income (expense) in the consolidated statement of operations for the year ended December 31, 2023. The Company recognized losses of $23.6 million from July 10, 2023 to December 31, 2023 as the change in fair value of the Convertible Loan post modification.

On November 12, 2024, the Company amended the terms of the Convertible Credit Agreement and 2023 Credit Agreement, to, among other changes, extend the maturity of both loans to January 10, 2026. The Company concluded that the amendments were a combined transaction and an extinguishment for accounting purposes. The Company estimated fair value of the combined transaction, the 2023 Loan and the Convertible Loan, before and after modification and calculated an extinguishment gain of $2.2 million, which was recognized as other income (expense) in the consolidated statement of operations for the year ended December 31, 2024. After this amendment, the Company continued to account for the Convertible Loan at fair value on its consolidated balance sheet, with changes in fair value recorded as other income (expense) in the consolidated statements of operations during each reporting period. The Company recognized $31.4 million as the change in fair value of the Convertible Loan for the year ended December 31, 2024.

On March 12, 2025, the Company executed an amendment to the Convertible Credit Agreement which, among other things, extended the Convertible Loan maturity date to March 12, 2026.

8. Term Debt

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum, and was scheduled to mature on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026.

The 2023 Credit Agreement contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. The 2023 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the 2023 Credit Agreement, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. The Company recognized $2.4 million and $0.9 million debt issuance costs and debt discount for the years ended December 31, 2024 and 2023, respectively, using the effective interest method. The Company recognized $6.7 million and $2.6 million of accrued interest expense for the years ended December 31, 2024 and 2023, respectively. The 2023 Loan’s annual effective interest rate was 48.76% and 27.31% as of December 31, 2024 and 2023, respectively.

On March 4, 2024, the Company entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and was scheduled to mature on June 4, 2025. On March 12, 2025, the Company executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The Company recognized $4.1 million of accrued interest expense for the year ended December 31, 2024. The 2024 Loan’s annual effective interest rate was 14.25% as of December 31, 2024.

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

9. Stockholders’ Deficit

Warrants

As of December 31, 2024 outstanding warrants to purchase shares of Common Stock were as follows:

Shares	Exercise Price	Expiration Date
993,139	$2.87	February 11, 2025
7,717,661	$2.87	March 27, 2025
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
19,365,847

Shares Reserved for Future Issuance

As of December 31, 2024 and 2023, the Company had reserved shares of its Common Stock for future issuance as follows:

	December 31, 2024	December 31, 2023
Stock options outstanding	3,755,965	3,165,216
Unvested restricted stock units	220,000	200,000
Shares issuable under the Employee Stock Purchase Plan	11,890	9,748
Shares available for future grants under the 2016 Plan	3,405,908	2,368,160
Warrants outstanding	19,365,847	19,365,847
Shares issuable upon the conversion of the Convertible Loan(1)	22,899,123	21,293,861
Total shares reserved	49,658,733	46,402,832

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

Under the 2016 Plan, the number of shares authorized for issuance is automatically increased by a number equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Board of Directors annually beginning from January 1, 2017 until January 1, 2026. As of December 31, 2024, there were 3,405,908 shares available for issuance under the 2016 Plan.

The Company has issued restricted stock awards RSAs under certain legacy option plans that generally vested two to four years based on service conditions. As of December 31, 2024, all RSAs were fully vested.

Pursuant to its 2016 Employee Stock Purchase Plan (“ESPP”), the Company may grant or provide for the grant of rights to purchase shares of its Common Stock. The number of shares of its Common Stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lesser of 1% of the total number of shares of the Company’s Common Stock outstanding on December 31st of the preceding calendar year and 30,000 shares, subject to the ability of the Company’s Board of Directors to take action to reduce the size of the increase in any given year. There were no awards issued under ESPP. As of December 31, 2024, the Company had reserved 11,890 shares for future grants under the ESPP.

Stock option activities during the year ended December 31, 2024 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2023	3,165,216	$5.04	5.9	$429
Granted	1,859,054	$3.34		$—
Exercised	(37,282)	$3.38		$24
Forfeited/Cancelled/Expired	(1,231,023)	$6.48		$4
Outstanding at December 31, 2024	3,755,965	$3.74	7.5	$4
Vested and expected to vest at December 31, 2024	3,755,965	$3.74	7.5	$4
Exercisable at December 31, 2024	2,059,396	$4.04	6.4	$2

The aggregate intrinsic value of options at December 31, 2024 is based on the Company’s closing stock price on that date of $1.85 per share.

The weighted average grant date fair value of the options granted during 2024 and 2023 was $2.54 and $1.97, respectively. The fair value of vested options during the year ended December 31, 2024 and 2023 was $2.8 million and $5.1 million, respectively.

Restricted stock awards and restricted stock unit award activities during the year ended December 31, 2024 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	200,000	$2.39
Granted	90,000	$3.38
Vested	(50,000)	$2.39
Cancelled	(20,000)	$3.38
Outstanding at December 31, 2024	220,000	$2.73

As of December 31, 2024, there was $2.6 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.9 years.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model.

The assumptions used to estimate the options fair value were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.54%-4.25%	3.54%-5.54%
Expected volatility	89.40%-92.50%	75.40%-116.96%
Expected term (in years)	5.1-7.0	0.1-7.0
Expected dividend yield	0%	0%

The tables below summarize the total stock-based compensation expense (reversal) included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$663	$1,013
General and administrative	2,230	(75)
Total stock-based compensation	$2,893	$938

11. Income Taxes

Loss before income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(18,020)	$(68,182)
Foreign	(896)	(863)
Total	$(18,916)	$(69,045)

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$53,618	$46,591
Capitalized research and development	24,045	21,431
Stock-based compensation	1,804	2,083
Depreciation and amortization	762	856
Lease accounting	13,505	13,899
Interest expense carryforward	1,292	—
Other	2,086	1,907
Total deferred tax assets before valuation allowance	97,112	86,767
Less: valuation allowance	(84,217)	(75,166)
Total deferred tax assets after valuation allowance	12,895	11,601

Deferred tax liabilities:
Right-of-use asset	(10,763)	(11,510)
In-process research and development	(3,077)	(3,077)
Debt basis differences	(1,991)	—
Other	(141)	(91)
Total deferred tax liabilities	(15,972)	(14,678)
Net deferred tax liability	$(3,077)	$(3,077)

The Company’s net operating loss carryforwards at December 31, 2024 are $195.3 million, $139.2 million and $12.0 for federal, state and foreign income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 and 2029, respectively. The federal net operating loss carryforwards generated after 2017 of $140.8 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income. The Company's foreign net operating loss carryforwards do not expire.

The Company’s net operating loss carryforwards may be subject to a substantial annual limitation as a result of ownership changes that have occurred or could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit or eliminate the amount of net operating loss carryforwards that can be utilized to offset future taxable income. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. In general, an 'ownership change' as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ‘ownership change’ of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. The Company has not undergone an ownership change analysis pursuant to Internal Revenue Code Section 382 as of December 31, 2024.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of available evidence, including the Company's history of operating losses, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been established by the Company to fully offset these net deferred tax assets. The Company increased its valuation allowance by approximately $9.1 million during the year ending December 31, 2024:

	December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	9.6%	2.9%
Stock-based compensation	(3.7)%	(1.6)%
Non-deductible debt items	25.3%	(7.8)%
Change in valuation allowance	(49.7)%	(9.3)%
Change in rate	0.5%	(3.3)%
Return to provision	(1.6)%	(0.7)%
Permanent differences and other	(1.4)%	(1.2)%
Effective income tax rate	(0.0)%	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2024, the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2020 or to California state income tax examinations for tax years ended on or before December 31, 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2024 and 2023.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2024 and 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA, with the lease term through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the term. The Company also maintains an irrevocable letter of credit in connection with this lease, which had a balance of $0.5 million as of December 31, 2024 and is reducing 20% annually through the end of the lease term.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, CA (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 was fully or partially abated while the lessor and the Company completed planned tenant improvements to the facility. Base monthly rent is approximately $0.3 million in 2024. The Company was responsible for construction costs over the tenant improvements allowance of $7.2 million. The construction was completed as of December 31, 2024, and the Company received the full allowance. Out-of-pocket expenses to be incurred by the Company were considered noncash lease payments, and included in the lease liability and right-of-use asset.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2024, are as follows (in thousands):

Operating
Leases
2025	$4,716
2026	5,293
2027	5,452
2028	5,616
2029	5,784
Thereafter	37,996
Total minimum lease payments	64,857
Less: amount representing interest	(32,732)
Present value of operating lease obligations	32,125
Less: current portion	(4,431)
Noncurrent operating lease obligations	$27,694

Operating lease expenses were $8.4 million and $7.4 million for the years ended December 31, 2024 and 2023, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $1.7 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,010	$18,839

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term, years	11.74	12.79
Weighted-average discount rate, %	13.9	13.9

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

13. Grants and Awards

MTEC Grant

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. In July 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. The Company is using the award to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant revenue in the statement of operations when related costs are incurred. The Company recognized $5.2 million and $4.5 million in grant revenue from the MTEC Agreement during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had $0.7 million and $1.5 million as awards receivable from MTEC, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with Cystic Fibrosis Foundation (“CFF”), pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award was used to fund a portion of the Company’s Phase 1b/2a clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies”, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. During year ended December 31, 2024 and 2023, the Company recognized zero and $0.3 million as credits to research and development expenses related to the CFF Award, respectively. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. The Company did match contributions of $0.2 million to the 401(k) plan for the years ended December 31, 2024 and 2023.

15. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing a pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The long-lived assets of $14.0 million, which represents 99.3% of the Company’s total long-lived assets, are maintained in the United States.

The following table includes certain segment information for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Grant revenue	$5,174	$4,529
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	6,840	4,922
AP-PA02: Cystic Fibrosis	236	1,692
AP-SA02: Bacteremia	4,177	4,789
AP-SA02Prosthetic Joint Infection	35	202
Expenses not allocated by projects	2,408	3,042
Total external research and development expenses	13,696	14,647
Research and development personnel expenses	10,764	9,408
Other research and development expenses	9,966	9,715
Total research and development expenses	34,426	33,770
General and administrative expenses:
General and administrative personnel expenses	4,935	2,480
Other general and administrative expenses	8,249	9,169
Total general and administrative expenses	13,184	11,649
Total operating expenses	47,610	45,419
Operating loss	(42,436)	(40,890)
Other income (expense), net	23,520	(28,155)
Net loss	$(18,916)	$(69,045)

16. Subsequent Events

On March 12, 2025, the Company entered into the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million.The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Senior Vice President, Finance and Principal Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Senior Vice President, Finance and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive Officer and Senior Vice President, Finance and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance and Principal Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a written code of business conduct and ethics (the “Code of Business Conduct”) that applies to all directors, officers and employees of Armata, including any principal executive officer, principal financial officer or principal accounting officer of Armata. The Code of Business Conduct is available on our internet website at www.armatapharma.com. If we ever were to amend or waive any provision of the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than filing a Form 8-K.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual

Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

10.11*

Research Collaboration and Option to License Agreement, effective as of May 24, 2017, by and between Synthetic Genomics, Inc. and Merck Sharp & Dohme Corp. (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

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

10.27+

Employment Agreement, dated August 30, 2023, by and between the Company and Richard Rychlik (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

10.28

Credit and Security Agreement, dated March 4, 2024, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.29

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

10.31+

Employment Letter Agreement by and between Mina Pastagia, M.D. and Armata Pharmaceuticals, Inc., dated as of September 22, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2024).

10.32+

Amendment No. 1, dated as of July 22, 2024, to that certain Employment Letter Agreement by and between Mina Pastagia, M.D. and Armata Pharmaceuticals, Inc., dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2024).

10.33+

Employment Letter Agreement, dated July 31, 2024, by and between Armata Pharmaceuticals, Inc. and David House (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2024).

10.34+

Confidential Separation and Release Agreement by and between Armata Pharmaceuticals, Inc. and Richard Rychlik dated as of September 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2024).

10.35

Second Amendment to Credit and Security Agreement, dated as of November 12, 2024, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2024).

10.36

Third Amendment to Secured Convertible Credit and Security Agreement, dated as of November 12, 2024, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2024).

10.37+

Separation and Release Agreement, by and between Armata Pharmaceuticals, Inc. and Mina Pastagia, M.D., dated as of December 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2024).

10.38+	Employment Letter Agreement, dated June 1, 2024, by and between Armata Pharmaceuticals, Inc. and Pierre Kyme.
10.39

Credit and Security Agreement, dated March 12, 2025, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.40

First Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.41

Third Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.42

Fourth Amendment to Secured Convertible Credit and Security Agreement, dated March 12, 2025, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

19.1

Armata Pharmaceuticals, Inc. Amended and Restated Insider Trading Policy and Guidelines with Respect to Certain Transaction in Securities, Effective as of December 16, 2024 and as Amended Through December 16, 2024.

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

ARMATA PHARMACEUTICALS, INC.

Date: March 20, 2025	By:	/s/ Deborah Birx
Name: Deborah Birx, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Deborah Birx, and David D. House, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Deborah Birx	Chief Executive Officer and Director	March 20, 2025
Deborah Birx, M.D.	(Principal Executive Officer)

/s/ David D. House	Senior Vice President, Finance and Principal Financial Officer	March 20, 2025
David D. House

/s/ Jules Haimovitz	Director	March 20, 2025
Jules Haimovitz

/s/ Odysseas D. Kostas, M.D	Director	March 20, 2025
Odysseas D. Kostas, M.D.

/s/ Robin Kramer	Chair of the Board of Directors	March 20, 2025
Robin Kramer

/s/ Joseph M. Patti, Ph.D.	Director	March 20, 2025
Joseph M. Patti, Ph.D.

/s/ Todd C. Peterson, Ph.D.	Director	March 20, 2025
Todd C. Peterson, Ph.D.

/s/ Sarah J. Schlesinger, M.D.	Director	March 20, 2025
Sarah J. Schlesinger, M.D.