Form 10-Q
period 2025-03-31
Armata Pharmaceuticals, Inc.
filed 2025-05-14
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 8, 2025 was 36,193,479.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or events to be materially different from any future results, performance, or events expressed or implied by the forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;
●	the potential future of antibiotic resistance;
●	the ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1b/Phase 2 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;
●

our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	the potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (the “CFF”) and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $26.2 million DoD award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, the recent and potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section hereof entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this Quarterly Report. In addition, this Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates, and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$11,688	$9,291
Prepaid expenses and other current assets	1,240	1,273
Other receivables	238	744
Total current assets	13,166	11,308
Restricted cash	5,390	5,480
Property and equipment, net	12,883	13,241
Operating lease right-of-use asset	41,090	41,687
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	975	975
Total assets	$87,250	$86,437

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,614	$2,055
Accrued compensation	1,347	2,280
Convertible Loan, current	27,694	—
Term debt, current	75,089	38,954
Current portion of operating lease liabilities	4,459	4,431
Other current liabilities	337	529
Total current liabilities	110,540	48,249
Convertible Loan, non-current	—	32,897
Term debt, non-current	—	22,539
Operating lease liabilities, net of current portion	27,416	27,694
Deferred tax liability	3,077	3,077
Total liabilities	141,033	134,456

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,193,479 and 36,183,067 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	362	362
Additional paid-in capital	280,121	279,354
Accumulated deficit	(334,266)	(327,735)
Total stockholders’ deficit	(53,783)	(48,019)
Total liabilities and stockholders’ deficit	$87,250	$86,437

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Grant and award revenue	$491	$966
Operating expenses
Research and development	5,429	8,016
General and administrative	3,253	3,178
Total operating expenses	8,682	11,194
Operating loss	(8,191)	(10,228)
Other income (expense)
Interest income	59	52
Interest expense	(3,602)	(1,820)
Change in fair value of the Convertible Loan	5,203	(13,025)
Total other income (expense), net	1,660	(14,793)
Net loss	$(6,531)	$(25,021)
Per share information:
Net loss per share, basic	$(0.18)	$(0.69)
Weighted average shares outstanding, basic	36,184,802	36,124,980
Net loss per share, diluted	$(0.20)	$(0.69)
Weighted average shares outstanding, diluted	59,478,662	36,124,980

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three Months Ended March 31, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	13,407	—	42	—	42
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Stock-based compensation expense	—	—	534	—	534
Net loss	—	—	—	(25,021)	(25,021)
Balances, March 31, 2024	36,132,117	$361	$276,969	$(333,840)	$(56,510)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	10,412	—	(14)	—	(14)
Stock-based compensation expense	—	—	781	—	781
Net loss	—	—	—	(6,531)	(6,531)
Balances, March 31, 2025	36,193,479	$362	$280,121	$(334,266)	$(53,783)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(6,531)	$(25,021)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	377	317
Stock-based compensation expense	781	534
Change in fair value of the Convertible Loan	(5,203)	13,025
Non-cash interest expense	3,596	1,815
Non-cash interest income	—	(26)
Change in right-of-use asset	597	464
Changes in operating assets and liabilities:
Prepaid expenses and other assets	539	1,797
Accounts payable and accrued liabilities	(553)	(1,488)
Accrued compensation	(933)	180
Operating lease liability	(250)	(2,181)
Net cash used in operating activities	(7,580)	(10,584)
Investing activities:
Purchases of property and equipment	(99)	(250)
Net cash used in investing activities	(99)	(250)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	10,000	34,889
Payments for taxes related to net share settlement of equity awards	(14)	—
Proceeds from exercise of stock options	—	42
Net cash provided by financing activities	9,986	34,931
Net increase in cash, cash equivalents and restricted cash	2,307	24,097
Cash, cash equivalents and restricted cash, beginning of period	14,771	19,243
Cash, cash equivalents and restricted cash, end of period	$17,078	$43,340
Supplemental disclosure of cash flow information:
Unpaid debt issuance costs	$—	$26
Property and equipment included in accounts payable and accrued liabilities	9	425

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$11,688	$37,860
Restricted cash	5,390	5,480
Cash, cash equivalents and restricted cash	$17,078	$43,340

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

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of March 31, 2025, the Company had an accumulated deficit of $334.3 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $11.7 million as of March 31, 2025 will not be sufficient to fund its operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2024 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2025. The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim reporting. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Any reference in the condensed consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of March 31, 2025, cash equivalents and restricted cash was invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13, “Grants and Awards”).

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 in the first quarter of fiscal year 2025 which did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

The financial assets and liabilities measured and recognized at fair value were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$7,998	$7,998	$—	$—
Convertible Loan– financial liabilities	27,694	—	—	27,694

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,955	$4,955	$—	$—
Convertible Loan– financial liabilities	32,897	—	—	32,897

The Company’s Convertible Loan (Note 7, “Convertible Loan”) is measured at fair value at inception and remeasured at each measurement period, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations. The Company estimates the fair value of its Convertible Loan using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with assumptions and estimates such as volatility, expected term and risk-free interest rates. Level 3 fair value inputs include probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its Convertible Loan using the following inputs as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Discount rate	18.43%	15.67%-28.28%
Probabilities of settlement scenarios	0%-65%	0%-75%
Volatility	76.40%	83.30%-111.60%
Expected term (in years)	0.80-1.0	0.10-1.20
Risk-free rate	3.97%-4.04%	4.08%-5.33%

The following table presents a summary of the changes in the fair value of its Convertible Loan for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Convertible Loan at the beginning of the period	$32,897	$58,633
Change in fair value	(5,203)	13,025
Convertible Loan at the end of the period	$27,694	$71,658

5. Net Loss per Share

The computation of basic EPS is based on the weighted-average number of the Company’s Common Stock outstanding. The computation of diluted EPS is based on the weighted-average number of the Company’s Common Stock outstanding and potential dilutive common stock. Diluted EPS is computed using the treasury stock method, which reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted to the Company’s Common Stock. The Company’s Common Stock options, warrants, and unvested restricted stock units were not included in dilutive EPS for the periods presented as their impact would be antidilutive.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(6,531)	$(25,021)
Change in fair value of the Convertible Loan	(5,203)	—
Net loss attributable to common stockholders, diluted	$(11,734)	$(25,021)

Denominator:
Weighted average shares outstanding, basic	36,184,802	36,124,980
Shares issuable upon the conversion of the Convertible Loan	23,293,860	—
Weighted average common shares outstanding, diluted	59,478,662	36,124,980

Net loss per share, basic	$(0.18)	$(0.69)
Net loss per share, diluted	$(0.20)	$(0.69)

The following outstanding securities as of March 31, 2025 and December 31, 2024 have been excluded from the computation of dilutive weighted-average shares outstanding, as they would have been anti-dilutive:

	March 31, 2025	December 31, 2024
Outstanding stock options	5,276,523	3,755,965
Unvested restricted stock units	202,500	220,000
Outstanding warrants	10,655,047	19,365,847
Total	16,134,070	23,341,812

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$21,334	$21,316
Furniture and fixtures	831	831
Office and computer equipment	438	438
Leasehold improvements	3,803	3,802
Total	26,406	26,387
Less: accumulated depreciation	(13,523)	(13,146)
Property and equipment, net	$12,883	$13,241

Depreciation and amortization expense totaled $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Property and equipment not in use was $8.3 million as of March 31, 2025 and December 31, 2024, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$981	$766
Accrued clinical trial expenses	—	828
Other accrued expenses	633	461
	$1,614	$2,055

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

The Company evaluated authoritative guidance for accounting for the Convertible Loan and concluded that the Convertible Loan should be accounted for at fair value under ASC 480, Distinguishing Liabilities from Equity, due to the fact that the Convertible Loan will predominately be settled with the Company’s Common Stock. Consequently, the Company recorded the Convertible Loan in its entirety at fair value on its consolidated balance sheet, with changes in fair value recorded as other income (expenses) in the consolidated statements of operations during each reporting period.

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

On March 12, 2025, the Company amended the terms of the Convertible Credit Agreement, the 2023 Credit Agreement and the 2024 Credit Agreement, to, among other changes, extend the maturity of the loans to March 12, 2026. The Company concluded that the amendments were a combined transaction and a modification for accounting purposes. After this amendment, the Company continued to account for the Convertible Loan at fair value on its consolidated balance sheet, with changes in fair value recorded as other income (expense) in the consolidated statements of operations during each reporting period. The Company recognized $5.2 million as the change in fair value of the Convertible Loan for the three months ended March 31, 2025.

8. Term Debt

The 2023 Credit Agreement, 2024 Credit Agreement and the 2025 Credit Agreement each contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. Each of the 2023 Credit Agreement, the 2024 Credit Agreement and the 2025 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth therein, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

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

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 12.68% and 14.25% as of March 31, 2025 and 2024, respectively.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 41.64% and 27.31% as of March 31, 2025 and 2024, respectively.

On March 12, 2025, the Company entered into the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million. The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2025 Loan was initially recognized at cash proceeds of $10.0 million and subsequently is recognized at the amortized cost. The 2025 Loan’s annual effective interest rate was 14.19% as of March 31, 2025.

On March 12, 2025, concurrently with the execution of the 2025 Credit Agreement, the Company entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

9. Stockholders’ Deficit

Warrants

As of March 31, 2025, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

Shares	Exercise Price	Expiration Date
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
10,655,047

Shares Reserved for Future Issuance

As of March 31, 2025, the Company had reserved shares of its Common Stock for future issuance as follows:

March 31, 2025
Stock options outstanding	5,276,523
Unvested restricted stock units	202,500
Shares issuable under the Employee Stock Purchase Plan	11,890
Shares available for future grants under the 2016 Plan	1,892,438
Shares issuable upon the conversion of the Convertible Loan	23,293,860
Warrants outstanding	10,655,047
Total shares reserved	41,332,258

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of March 31, 2025, there were 1,892,438 shares available for issuance under the 2016 Plan.

Stock option transactions during the three months ended March 31, 2025 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2024	3,755,965	$3.74	7.5	$4
Granted	1,596,058	$2.04		$—
Exercised	—	$—		$—
Forfeited/Cancelled/Expired	(75,500)	$4.86		$—
Outstanding at March 31, 2025	5,276,523	$3.21	8.1	$—
Vested and expected to vest at March 31, 2025	5,276,523	$3.21	8.1	$—
Exercisable at March 31, 2025	2,411,689	$3.91	6.6	$—

The aggregate intrinsic value of options at March 31, 2025 is based on the Company’s closing stock price on that date of $1.46 per share.

Restricted stock unit awards transactions during the three months ended March 31, 2025 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	220,000	$2.73
Granted	—	$—
Vested	(17,500)	$3.38
Cancelled	—	$—
Outstanding at March 31, 2025	202,500	$2.65

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

The assumptions used in the Black-Scholes model during the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.27%-4.30%	4.24%-4.25%
Expected volatility	99.64%-101.43%	89.40%-92.5%
Expected term (in years)	5.75-6.25	5.12-7.0
Expected dividend yield	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$320	$52
General and administrative	461	482
Total stock-based compensation	$781	$534

As of March 31, 2025, there was $4.4 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.1 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2025 and 2024. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term. The Company also maintains an irrevocable letter of credit in connection with this lease, which had a balance of $0.2 million as of March 31, 2025 and which is reduced 20% annually through the end of the lease term.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, California (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. Monthly rent for 2022 and 2023 was fully or partially abated while the lessor and the Company completed planned tenant improvements to the facility. The Company was responsible for construction costs over the tenant improvement allowance of $7.2 million. The construction was completed as of December 31, 2024, and the Company received the full allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use asset.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022.

Future minimum annual lease payments under the Company’s noncancelable operating leases as of March 31, 2025 are as follows (in thousands):

Operating
Leases
2025	$4,199
2026	5,293
2027	5,452
2028	5,616
2029	5,784
Thereafter	37,996
Total minimum lease payments	64,340
Less: amount representing interest	(32,465)
Present value of operating lease obligations	31,875
Less: current portion	(4,459)
Noncurrent operating lease obligations	$27,416

Operating lease expenses were $2.0 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,671	$3,355

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term, years	11.53	11.74
Weighted-average discount rate, %	13.9	13.9

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research

Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. The Company is using the award to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia infections. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

The MTEC Agreement is effective through September 30, 2025. The MTEC Agreement may be terminated in whole or in part, 30 calendar days following written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $0.5 million and $1.0 million in grant and award revenue from the MTEC Agreement during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.7 million as awards receivable from MTEC, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2024 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three months ended March 31, 2025 and 2024, respectively, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.3% of its $12.9 million property and equipment, net within the United States.

The following table includes certain segment information for the years ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Grant and award revenue	$491	$966
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	(440)	1,834
AP-PA02: Cystic Fibrosis	11	97
AP-SA02: Bacteremia	652	83
AP-SA02: Prosthetic Joint Infection	1	7
Expenses not allocated by projects	520	632
Total external research and development expenses	744	2,653
Research and development personnel expenses	2,313	2,613
Other research and development expenses	2,372	2,750
Total research and development expenses	5,429	8,016
General and administrative expenses:
General and administrative personnel expenses	1,401	934
Other general and administrative expenses	1,852	2,244
Total general and administrative expenses	3,253	3,178
Total operating expenses	8,682	11,194
Operating loss	(8,191)	(10,228)
Other income (expense), net	1,660	(14,793)
Net loss	$(6,531)	$(25,021)

15. Subsequent Event

On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. The Company will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed on March 21, 2025 with the U.S. Securities and Exchange Commission (the “SEC”).

Our common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the symbol “ARMP.” We are currently headquartered in Los Angeles, California, and we have a research and development facility for product development to support advancing phage products from the bench to the clinic. In addition to microbiology, synthetic biology, formulation, chemistry and analytical laboratories, the facility is equipped with two licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical trial material.

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2025, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 21, 2025 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the development of high-purity, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We have completed three Phase 2 clinical trials to date. We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile (“C. difficile”). We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections. We have completed three critical Phase 2 trials, utilizing two distinct phage cocktails against two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infection. We believe we are on a critical pathway towards pivotal Phase 3 clinical studies.

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

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study that will assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (the “diSArm” study).

On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02. On November 12, 2024, we announced completion of enrollment of the Phase 1b/2a diSArm study of intravenous AP-SA02 as a potential treatment for S. aureus bacteremia. The last patient final follow-up visit was completed on January 14, 2025. The study was conducted at sites in the United States and also at sites in Australia. During the Phase 2a portion of diSArm, Armata focused on evaluating clinical safety of higher intravenous doses of AP-SA02 and accelerating enrollment to arrive at topline data expeditiously. The manufacture of highly purified phages using Armata’s proprietary methods enabled dose escalation to 5E10 PFU every six hours (2E11 PFU every 24 hours) for five days without clinically significant adverse events. In parallel with dose escalation, the evolution of two distinct blinded subsets of subjects receiving phage has been observed. One subset, comprising approximately half of the treated group, has evidence of persistence of detectable phage in the blood providing early evidence of in vivo phage amplification and resultant release of phage progeny. The Company anticipates topline data from the diSArm study in the first half of 2025 where it can explore the two aforementioned subsets in an unblinded manner. Topline results are also expected to inform the optimal dose of AP-SA02 to be evaluated in a larger definitive efficacy study. Data from this Phase 1b/2a study will be invaluable for a follow-on trial that is being designed to demonstrate efficacy of AP-SA02 in treating S. aureus bacteremia. We anticipate findings from the Phase 1b/2a study will provide the basis for constructing a robust trial strategy for registration which can be the basis for an End-of-Phase-2 meeting with the FDA that enables us to obtain agreement on a path to approval. We are committed to developing a definitive efficacy trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

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

In parallel to the critical pathway Phase 2 trials, we have also focused on the validation of the lot release assays to ensure consistency and potency, as well as to help improve cGMP manufacturing efficiencies and extend phage shelf life using specific excipients.

We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficacy required to support potential regulatory approval and commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2025, we had an accumulated deficit of $334.3 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $11.7 million as of March 31, 2025 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

MTEC Agreement Modification

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

2025 Credit Agreement

On March 12, 2025, we entered into the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million. The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the 2025 Credit Agreement, we entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

2024 Credit Agreement

On March 4, 2024, we entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and was scheduled to mature on June 4, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, we amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

On March 12, 2025, we executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026.

2023 Credit Agreement

On July 10, 2023, we entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum, and was scheduled to mature on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by our domestic subsidiaries, and the 2023 Loan is secured by substantially all of our assets and the subsidiary guarantors.

On November 12, 2024, we executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, we executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
Grant and award revenue	$491	$966	$(475)	(49.2%)
Operating expenses
Research and development	5,429	8,016	(2,587)	(32.3%)
General and administrative	3,253	3,178	75	2.4%
Total operating expenses	8,682	11,194	(2,512)	(22.4%)
Loss from operations	(8,191)	(10,228)	2,037	(19.9%)
Other income (expense)
Interest income	59	52	7	13.5%
Interest expense	(3,602)	(1,820)	(1,782)	97.9%
Change in fair value of the Convertible Loan	5,203	(13,025)	18,228	(139.9%)
Total other income (expense), net	1,660	(14,793)	16,453	(111.2%)
Net loss	$(6,531)	$(25,021)	$18,490	(73.9%)

Grant and Award Revenue

We recognized $0.5 million and $1.0 million of grant and award revenue during the three months ended March 31, 2025 and 2024, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of S.aureus bacteremia.

Research and Development

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
External costs:
Clinical trials	$117	$1,712	$(1,595)	(93.2%)
Other research and development costs, including laboratory materials and supplies	627	941	(314)	(33.4%)
Total external costs	744	2,653	(1,909)	(72.0%)
Internal costs:
Personnel-related costs	2,313	2,613	(300)	(11.5%)
Facilities and overhead costs	2,372	2,750	(378)	(13.7%)
Total research and development expense:	$5,429	$8,016	$(2,587)	(32.3%)

Research and development expenses decreased by $2.6 million, from $8.0 million for the three months ended March 31, 2024 to $5.4 million for the three months ended March 31, 2025.

Clinical trial costs decreased by $1.6 million, from $1.7 million for the three months ended March 31, 2024, to $0.1 million for the three months ended March 31, 2025. The decrease is primarily attributable to a $2.2 million decrease in AP-PA02 NCFB trial costs. The decrease was partially offset by an increase of $0.6 million in AP-SA02 CRO and clinical site costs.

Other external research and development costs decreased by $0.3 million from $0.9 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease of $0.2 million in consulting expenses and a decrease of $0.1 million in laboratory supplies.

Our expenses by product and by project for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Three Months Ended
		March 31, 2025	March 31, 2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(440)	$1,834
AP-PA02	Cystic Fibrosis	11	97
AP-SA02	Bacteremia	652	83
AP-SA02	Prosthetic Joint Infection	1	7
	Expenses not allocated by projects*	520	632
	Total external costs	$744	$2,653

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, decreased by $0.3 million, from $2.6 million for the three months ended March 31, 2024 to $2.3 million for the three months ended March 31, 2025. This decrease was mainly driven by a $0.6 million decrease in incentive compensation, salaries and wages, vacation, severance and insurance due to a reduction in personnel. This decrease was partially offset by a $0.3 million increase in stock-based compensation expense.

Facilities and overhead costs decreased by $0.4 million, from $2.8 million for the three months ended March 31, 2024 to $2.4 million for the three months ended March 31, 2025 mainly due to a decrease in lease expense.

General and Administrative

General and administrative expenses were $3.3 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.1 million is primarily related to an increase of $0.5 million in personnel expenses and an increase of $0.1 million in lease expense, partially offset by a decrease of $0.5 million in consulting fees.

Interest Income

Interest income for the three months ended March 31, 2025 and 2024 was negligible, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $3.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan, as amended in March 2025, and the 2025 Loan. Stated interest is accrued and is payable at the maturity of the amended 2023 Loan, 2024 Loan, and 2025 Loan in March 2026.

Change in Fair Value of the Convertible Loan

We recognized a gain of $5.2 million and loss of $13.0 million on the change in the fair value of the Convertible Loan for the three months ended March 31, 2025 and 2024, respectively. The Convertible Loan received from Innoviva in January 2023 and amended in July 2023 and March 2025 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $11.7 million as of March 31, 2025 will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the three months ended March 31, 2025. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On March 12, 2025, we entered into the 2025 Credit Agreement for the 2025 Loan in an aggregate amount of $10.0 million. The 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the 2025 Credit Agreement, we entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

On July 29, 2024, we amended the MTEC Agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant and award revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Future Capital Requirements

We will need to raise additional capital in the future to continue to fund our operations. Our future funding requirements will depend on many factors, including:

●	the costs and timing of our research and development activities;

●	the progress and cost of our clinical trials and other research and development activities;

●	manufacturing costs associated with our targeted phage therapies strategy and other research and development activities;

●	the costs and timing of seeking regulatory approvals;

●	the costs of filing, prosecuting and enforcing any patent applications, claims, patents and other intellectual property rights; and

●	the costs of potential lawsuits involving us or our product candidates.

We may seek to raise capital through a variety of sources, including:

●	the public equity market;
●	private equity or debt financings;
●	collaborative arrangements;
●	government grants or awards; or
●	strategic financing.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(7,580)	$(10,584)
Net cash used in investing activities	(99)	(250)
Net cash provided by financing activities	9,986	34,931
Net increase in cash, cash equivalents and restricted cash	$2,307	$24,097

Cash Flows Used in Operating Activities

Net cash used in operating activities was $7.6 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively.

Cash used in operating activities in the three months ended March 31, 2025 was primarily due to our net loss for the period of $6.5 million, adjusted by non-cash items of $0.1 million and a decrease of $1.2 million in our net operating assets and liabilities. The non-cash items consist of $5.2 million related to a gain from change in fair value of convertible debt, $3.6 million of non-cash interest expense on the 2023 Loan, 2024 Loan and 2025 Loan, $0.8 million related to stock-based compensation expense, $0.4 million related to depreciation and amortization expense and $0.6 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $0.9 million in accrued compensation, a decrease of $0.6 million in accounts payable and accrued liabilities, a decrease of $0.3 million in the operating lease liability, and a decrease of $0.5 million in prepaid expenses and other current assets.

Cash used in operating activities in the three months ended March 31, 2024 was primarily due to our net loss for the period of $25.0 million, adjusted by non-cash items of $16.1 million and a decrease of $1.7 million in our net operating assets and liabilities. The non-cash items consist of $13.0 million related to a loss from change in fair value of convertible debt, $1.8 million of non-cash interest expense on the 2023 Loan and 2024 Loan, $0.5 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense and $0.5 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $2.2 million in operating lease liability, which primarily relates to payments for the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, California which was completed in the second half of 2024, a decrease of $1.5 million in accounts payable and accrued liabilities, an increase of $0.2 million in accrued compensation, and an increase of $1.8 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, which is attributable to purchases of laboratory and manufacturing equipment for the new office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $10.0 million, which consisted primarily of proceeds from issuance of short-term debt.

Cash provided by financing activities for the three months ended March 31, 2024 was $34.9 million, which consisted primarily of proceeds from issuance of long-term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of less than $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have off-balance sheet arrangements.

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

Refer to Note 3 to the consolidated financial statements and critical accounting policies and estimated included in our Form 10-K filed with the SEC on March 21, 2025. There were no material changes to our critical accounting policies from December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Senior Vice President, Finance and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of March 31, 2025. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2024 Form 10-K. There have been no material changes to the risk factors described in our 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.2

First Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Strategic Opportunities, LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.3

Third Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Strategic Opportunities, LLC and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.4

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

ARMATA PHARMACEUTICALS, INC.

Date: May 14, 2025	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Senior Vice President, Finance and Principal Financial Officer
(Principal Financial Officer)