Form 10-Q
period 2025-06-30
Armata Pharmaceuticals, Inc.
filed 2025-08-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 6, 2025 was 36,229,842.

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

●	our pursuit of additional indications;

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	the benefits of our product candidates;
●	the potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (the “CFF”) and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $26.2 million DoD award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;

●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$4,328	$9,291
Prepaid expenses and other current assets	1,024	1,273
Other receivables	2,168	744
Total current assets	7,520	11,308
Restricted cash	5,390	5,480
Property and equipment, net	12,657	13,241
Operating lease right-of-use asset	40,504	41,687
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	973	975
Total assets	$80,790	$86,437

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,540	$2,055
Accrued compensation	1,584	2,280
Convertible Loan, current	33,445	—
Term debt, current	78,891	38,954
Current portion of operating lease liabilities	4,488	4,431
Other current liabilities	137	529
Total current liabilities	120,085	48,249
Convertible Loan, non-current	—	32,897
Term debt, non-current	—	22,539
Operating lease liabilities, net of current portion	27,131	27,694
Deferred tax liability	3,077	3,077
Total liabilities	150,293	134,456

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,193,479 and 36,183,067 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	362	362
Additional paid-in capital	280,696	279,354
Accumulated deficit	(350,561)	(327,735)
Total stockholders’ deficit	(69,503)	(48,019)
Total liabilities and stockholders’ deficit	$80,790	$86,437

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Grant and award revenue	$2,169	$—	$2,660	$966
Operating expenses
Research and development	6,394	8,475	11,823	16,491
General and administrative	2,619	3,439	5,872	6,617
Total operating expenses	9,013	11,914	17,695	23,108
Operating loss	(6,844)	(11,914)	(15,035)	(22,142)
Other income (expense)
Interest income	108	221	167	273
Interest expense	(3,808)	(2,718)	(7,410)	(4,538)
Change in fair value of the Convertible Loan	(5,751)	23,397	(548)	10,372
Total other income (expense), net	(9,451)	20,900	(7,791)	6,107
Net income (loss)	$(16,295)	$8,986	$(22,826)	$(16,035)
Per share information:
Net income (loss) per share, basic	$(0.45)	$0.25	$(0.63)	$(0.44)
Weighted average shares outstanding, basic	36,193,479	36,154,521	36,189,165	36,139,873
Net loss per share, diluted	$(0.45)	$(0.25)	$(0.63)	$(0.45)
Weighted average shares outstanding, diluted	36,193,479	58,246,626	36,189,165	58,231,978

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2024	36,132,117	$361	$276,969	$(333,840)	$(56,510)
Exercise of stock options	23,875	1	87	—	88
Stock-based compensation expense	—	—	1,335	—	1,335
Net income	—	—	—	8,986	8,986
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2025	36,193,479	$362	$280,121	$(334,266)	$(53,783)
Stock-based compensation expense	—	—	575	—	575
Net loss	—	—	—	(16,295)	(16,295)
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Stock-based compensation expense	—	—	1,869	—	1,869
Net loss	—	—	—	(16,035)	(16,035)
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	10,412	—	(14)		(14)
Stock-based compensation expense	—	—	1,356	—	1,356
Net loss	—	—	—	(22,826)	(22,826)
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(22,826)	$(16,035)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	743	632
Stock-based compensation expense	1,356	1,869
Change in fair value of the Convertible Loan	548	(10,372)
Non-cash interest expense	7,398	4,538
Change in right-of-use asset	1,183	960
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,173)	2,561
Accounts payable and accrued liabilities	(818)	(2,142)
Accrued compensation	(696)	454
Operating lease liability	(506)	(3,226)
Net cash used in operating activities	(14,791)	(20,761)
Investing activities:
Purchases of property and equipment	(248)	(1,616)
Net cash used in investing activities	(248)	(1,616)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	10,000	34,889
Payments for taxes related to net share settlement of equity awards	(14)	—
Proceeds from exercise of stock options	—	130
Net cash provided by financing activities	9,986	35,019
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,053)	12,642
Cash, cash equivalents and restricted cash, beginning of period	14,771	19,243
Cash, cash equivalents and restricted cash, end of period	$9,718	$31,885
Supplemental disclosure of cash flow information:
Property and equipment included in accounts payable and accrued liabilities	—	148

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$4,328	$26,405
Restricted cash	5,390	5,480
Cash, cash equivalents and restricted cash	$9,718	$31,885

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

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) American exchange under the ticker symbol “ARMP.”

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of June 30, 2025, the Company had an accumulated deficit of $350.6 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $4.3 million as of June 30, 2025 will not be sufficient to fund its operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

August 2025 Credit Agreement

As discussed in more detail in Note 15, Subsequent Event, on August 11, 2025, the Company entered into a credit and security (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), our principal stockholder and a related party (collectively, “Innoviva”). The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

March 2025 Credit Agreement

On March 12, 2025, the Company entered into a credit and security agreement (the “March 2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “March 2025 Loan”) with Innoviva. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Concurrently with the execution of the March 2025 Credit Agreement, the Company entered into amendments to (i) its existing convertible loan (the “Convertible Loan”) and secured credit and security agreement, dated January 10, 2023, with Innoviva (the “Convertible Credit Agreement”), (ii) its existing secured term loan facility (the “2023 Loan”) and credit and security agreement, dated July 10, 2023, with Innoviva (the “2023 Credit Agreement”) and (iii) its existing secured term loan facility (the “2024 Loan”) and credit and security agreement, dated March 4, 2024, with Innoviva (the “2024 Credit Agreement”), which, among other things, extended the maturity date of each loan to March 12, 2026.

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

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025, except as noted below and within the “Recently Adopted Accounting Pronouncements” section.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of June 30, 2025, cash equivalents and restricted cash was invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13, “Grants and Awards”).

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statement disclosures.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$2,068	$2,068	$—	$—
Convertible Loan– financial liabilities	33,445	—	—	33,445

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,955	$4,955	$—	$—
Convertible Loan– financial liabilities	32,897	—	—	32,897

The Company’s Convertible Loan (Note 7) is measured at fair value at inception and remeasured at each measurement period, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations. The Company estimates the fair value of its Convertible Loan using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with assumptions and estimates such as volatility, expected term and risk-free interest rates. Level 3 fair value inputs include probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its Convertible Loan using the following inputs as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Discount rate	24.37%	15.67%-28.28%
Probabilities of settlement scenarios	0%-65%	0%-75%
Volatility	97.20%	83.30%-111.60%
Expected term (in years)	0.50-0.70	0.10-1.20
Risk-free rate	4.07%-4.19%	4.08%-5.33%

The following table presents a summary of the changes in the fair value of its Convertible Loan for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30, 2025	June 30, 2024
Convertible Loan at the beginning of the period	$32,897	$58,633
Change in fair value	548	(10,372)
Convertible Loan at the end of the period	$33,445	$48,261

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders, basic	$(16,295)	$8,986	$(22,826)	$(16,035)
Change in fair value of the Convertible Loan	—	(23,397)	—	(10,372)
Net loss attributable to common stockholders, diluted	$(16,295)	$(14,411)	$(22,826)	$(26,407)

Denominator:
Weighted average shares outstanding, basic	36,193,479	36,154,521	36,189,165	36,139,873
Shares issuable upon the conversion of the Convertible Loan	—	22,092,105	—	22,092,105
Weighted average common shares outstanding, diluted	36,193,479	58,246,626	36,189,165	58,231,978

Net income (loss) per share, basic	$(0.45)	$0.25	$(0.63)	$(0.44)
Net loss per share, diluted	$(0.45)	$(0.25)	$(0.63)	$(0.45)

The following outstanding securities as of June 30, 2025 and December 31, 2024 have been excluded from the computation of dilutive weighted-average shares outstanding, as they would have been anti-dilutive:

	June 30, 2025	December 31, 2024
Outstanding stock options	5,094,273	3,755,965
Unvested restricted stock units	202,500	220,000
Shares issuable upon the conversion of the Convertible Loan (1)	23,692,982	—
Outstanding warrants	10,655,047	19,365,847
Total	39,644,802	23,341,812

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of June 30, 2025, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $6.0 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$21,455	$21,316
Furniture and fixtures	851	831
Office and computer equipment	438	438
Leasehold improvements	3,802	3,802
Total	26,546	26,387
Less: accumulated depreciation	(13,889)	(13,146)
Property and equipment, net	$12,657	$13,241

Depreciation and amortization expense totaled $0.3 million for each of the three months ended June 30, 2025 and 2024, and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. Property and equipment not in use was $8.4 million and $8.3 million as of June 30, 2025 and December 31, 2024, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$965	$766
Accrued clinical trial expenses	—	828
Other accrued expenses	575	461
	$1,540	$2,055

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

The Company recognized a loss of $5.8 million and a gain of $23.4 million as the change in fair value of the Convertible Loan for the three months ended June 30, 2025 and 2024, and a loss of $0.5 million and a gain of $10.4 million for the six months ended June 30, 2025 and 2024, respectively.

8. Term Debt

The 2023 Credit Agreement, 2024 Credit Agreement and the March 2025 Credit Agreement each contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. Each of the 2023 Credit Agreement, the 2024 Credit Agreement and the March 2025 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth therein, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

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

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 12.68% and 14.25% as of June 30, 2025 and 2024, respectively.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 41.64% and 27.31% as of June 30, 2025 and 2024, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and subsequently is recognized at the amortized cost. The March 2025 Loan’s annual effective interest rate was 14.19% as of June 30, 2025.

On March 12, 2025, concurrently with the execution of the March 2025 Credit Agreement, the Company entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

9. Stockholders’ Deficit

Warrants

As of June 30, 2025, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

Shares	Exercise Price	Expiration Date
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
10,655,047

Shares Reserved for Future Issuance

As of June 30, 2025, the Company had reserved shares of its Common Stock for future issuance as follows:

June 30, 2025
Stock options outstanding	5,094,273
Unvested restricted stock units	202,500
Shares issuable under the Employee Stock Purchase Plan	11,890
Shares available for future grants under the 2016 Plan	2,074,688
Shares issuable upon the conversion of the Convertible Loan	23,692,982
Warrants outstanding	10,655,047
Total shares reserved	41,731,380

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of June 30, 2025, there were 2,074,688 shares available for issuance under the 2016 Plan.

Stock option transactions during the six months ended June 30, 2025 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2024	3,755,965	$3.74	7.5	$4
Granted	1,596,058	$2.04		$—
Exercised	—	$—		$—
Forfeited/Cancelled/Expired	(257,750)	$3.32		$—
Outstanding at June 30, 2025	5,094,273	$3.23	7.8	$5
Vested and expected to vest at June 30, 2025	5,094,273	$3.23	7.8	$5
Exercisable at June 30, 2025	2,471,814	$3.94	6.3	$2

The aggregate intrinsic value of options at June 30, 2025 is based on the Company’s closing stock price on that date of $1.90 per share.

Restricted stock unit awards transactions during the six months ended June 30, 2025 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	220,000	$2.73
Granted	—	$—
Vested	(17,500)	$3.38
Cancelled	—	$—
Outstanding at June 30, 2025	202,500	$2.65

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

The assumptions used in the Black-Scholes model during the six months ended June 30, 2025 and 2024 are presented below. There were no stock options granted during the three months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.27%-4.30%	4.24%-4.25%
Expected volatility	99.64%-101.43%	89.4%-92.5%
Expected term (in years)	5.75-6.25	5.12-7.00
Expected dividend yield	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$167	$323	$487	$375
General and administrative	408	1,012	869	1,494
Total stock-based compensation	$575	$1,335	$1,356	$1,869

As of June 30, 2025, there was $3.4 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.9 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2025 and 2024. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is assessing the impact on its consolidated financial statements.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term. The Company also maintains an irrevocable letter of credit in connection with this lease, which had a balance of $0.2 million as of June 30, 2025 and which is reduced 20% annually through the end of the lease term.

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

Future minimum annual lease payments under the Company’s noncancelable operating leases as of June 30, 2025 are as follows (in thousands):

Operating
Leases
2025	$2,153
2026	5,293
2027	5,452
2028	5,616
2029	5,784
Thereafter	37,996
Total minimum lease payments	62,294
Less: amount representing interest	(30,675)
Present value of operating lease obligations	31,619
Less: current portion	(4,488)
Noncurrent operating lease obligations	$27,131

Operating lease expenses were $2.0 million for each of the three months ended June 30, 2025 and 2024, and $4.0 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, and $0.8 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,562	$5,149

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term, years	11.28	11.74
Weighted-average discount rate, %	13.9	13.9

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. The Company is using the award to partially fund a Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia (“SAB”) infections. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

The MTEC Agreement is effective through March 31, 2026. The MTEC Agreement may be terminated in whole or in part, 30 calendar days following written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $2.2 million and zero in grant and award revenue from the MTEC Agreement during the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $1.0 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had $2.2 million and $0.7 million as awards receivable from MTEC, respectively.

CFF Therapeutics Development Award

On March 13, 2020, the Company entered into an award agreement (the “Award Agreement”) with the CFF, pursuant to which the Company received a Therapeutics Development Award of up to $5.0 million (the “CFF Award”). The CFF Award was used to fund a portion of the Company’s Phase 1b/2a clinical trial of the Pseudomonas aeruginosa (“P. aeruginosa”) phage candidate, AP-PA02, as a treatment for Pseudomonas airway infections in people with cystic fibrosis (“CF”).

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2024 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three and six months ended June 30, 2025 and 2024, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.4% of its $12.7 million property and equipment, net within the United States.

The following table includes certain segment information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Grant and award revenue	$2,169	$-	$2,660	$966
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	152	1,768	(288)	3,602
AP-PA02: Cystic Fibrosis	14	138	25	235
AP-SA02: Bacteremia	1,011	1,051	1,663	1,134
AP-SA02: Prosthetic Joint Infection	1	1	2	8
Expenses not allocated by projects*	592	544	1,112	1,176
Total external research and development expenses	1,770	3,502	2,514	6,155
Research and development personnel expenses	2,293	2,809	4,606	5,422
Other research and development expenses	2,331	2,164	4,703	4,914
Total research and development expenses	6,394	8,475	11,823	16,491
General and administrative expenses:
General and administrative personnel expenses	1,191	1,571	2,592	2,505
Other general and administrative expenses	1,428	1,868	3,280	4,112
Total general and administrative expenses	2,619	3,439	5,872	6,617
Total operating expenses	9,013	11,914	17,695	23,108
Operating loss	(6,844)	(11,914)	(15,035)	(22,142)
Other income (expense), net	(9,451)	20,900	(7,791)	6,107
Net income (loss)	$(16,295)	$8,986	$(22,826)	$(16,035)

15. Subsequent Events

August 2025 Credit Agreement

On August 11, 2025, the Company entered into a credit and security (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (“August 2025 Loan”) with Innoviva. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Mango, Inc. Sublease

On July 29, 2025, the Company entered into a sublease with Mango, Inc., doing business as Mango Biosciences as sub-tenant, pursuant to the “2021 Lease” for a portion of a research and development lab and office space. The term of the sublease is 38 months and is anticipated to commence September 1, 2025.

MTEC Agreement Modification

On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026.

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

Our common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American exchange under the symbol “ARMP.” We are headquartered in Los Angeles, California, and we have a research and development facility (the “McConnell Facility”) to support advancing phage products from discovery to the clinic. The facility is also equipped with approximately 10,000 square feet of licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical trial material.

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

Overview

We are a clinical-stage biotechnology company focused on the development of high-purity, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We have completed three Phase 2 clinical trials to date. We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered (synthetic) bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a target pipeline of high-quality bacteriophage product candidates for late-stage clinical development. Our optimized manufacturing processes significantly increase phage titers and improve production efficiency with the goal of ensuring commercial viability.

We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficacy required to support potential regulatory approval and commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections. To date, we have completed three critical Phase 2 trials, utilizing two distinct phage cocktails against two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infection. We believe that we are uniquely advancing our two lead candidates, referred to as AP-PA02 and AP-SA02, to address both chronic and acute bacterial infections.

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

Our first phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. We received the full award’s amount, including the final payment of $0.3 million, in January 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

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

Results from the Phase 2 Tailwind study demonstrate the potential of Armata’s high-purity phage cocktail, AP-PA02, as a new monotherapy treatment alternative for chronic pulmonary disease caused by P. aeruginosa infection, including drug-resistant bacteria, and indicate the potential for phage therapy to reduce reliance on chronic antibiotic use. The Phase 2 Tailwind study represents the second successful clinical trial for AP-PA02, Armata’s lead pulmonary candidate, which was first evaluated in people with cystic fibrosis in the Phase 1b/2a SWARM-P.a. trial that completed in 2023. We believe the learnings on dose-schedule regimens gained from the two completed Phase 2 studies position us to define a safe and promising biologic correlation for a Phase 3 definitive trial to evaluate inhaled AP-PA02 as an alternative to antibiotics in chronic pulmonary P. aeruginosa infection.

Contingent upon securing sufficient additional funding, we may at the appropriate time in the future resume clinical development of AP-PA02 for NCFB, which may include the execution of a definitive Phase 3 clinical trial. We are also actively exploring potential strategic partnerships as a means to further advance this important program.

Additional Clinical Indications for AP-PA02

The current Pseudomonas phage cocktail formulated for inhalation (AP-PA02) is prepared with the same high potency and purity of our injectable phage cocktail for S. aureus (AP-SA02). Based on the AP-SA02 clinical findings, we are exploring the potential development of our Pseudomonas phage cocktail for acute ventilator-associated pneumonia and severe infections due to multidrug-resistant P. aeruginosa.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Clinical Development of AP-SA02 in Bacteremia: Completed Phase 1b/2a Study

In parallel to developing novel phage therapeutics that target chronic bacterial infections, we have an acute bacterial infection clinical development plan focused on Staphylococcus aureus (“S. aureus”) bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

A key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous (“IV”) dosing is required. On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. We are using the award to partially fund a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (the “diSArm” study) and to support activities required for an end-of-Phase 2 meeting with the FDA.

On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02.

On May 19, 2025, we announced positive topline data from the Phase 1b/2a diSArm study of intravenously administered AP-SA02 in complicated Staphylococcus aureus bacteremia. The diSArm study (NCT05184764) was a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 in addition to best available antibiotic therapy (“BAT”) compared to BAT alone (placebo) for the treatment of adults with complicated SAB. All doses of AP-SA02 were dosed intravenously every six hours for five days. The primary clinical efficacy endpoint for the Phase 2a portion of the diSArm study was clinical outcome (responder rate) in subjects with complicated bacteremia, measured at (i) Test of Cure (“TOC”) for AP-SA02, defined as one week following the end of IV treatment with AP-SA02 (day 12), (ii) TOC for BAT, defined as one week following the end of IV BAT, and (iii) end of study (“EOS”), defined as four weeks following the end of IV BAT. Clinical outcome was evaluated by both the blinded investigators and a blinded Clinical Efficacy Adjudication Committee (the “CEAC”) in the intent-to-treat (“ITT”) population.

Safety and efficacy were assessed in the ITT population, which included all subjects (n=50) who received at least one dose of AP-SA02 or placebo. AP-SA02 was well-tolerated with no serious adverse events related to the study drug. Two subjects had adverse events that were possibly related to the study drug: one with transient liver enzyme elevation and one with hypersensitivity that resolved with discontinuation of vancomycin.

A statistically significant increase in investigator-assessed responder rate was observed at TOC for AP-SA02 (day 12) in AP-SA02 treated subjects (88%) versus placebo (58%) (p = 0.047). At TOC for BAT and at EOS, 100% of the AP-SA02 treated subjects had clinically responded (p = 0.017) versus 25% of placebo subjects considered non-responsive due to either relapse or treatment failure, consistent with the non-responder rate reported in the literature for recent phase 3 trials. Of note, the clinical response with AP-SA02 occurred regardless of whether subjects were infected with methicillin-sensitive S. aureus or methicillin-resistant S. aureus (“MRSA”). All subjects infected with MRSA and treated with AP-SA02 and BAT cleared their infection by TOC for BAT with no evidence of relapse through EOS, as compared to the relapse rate of BAT alone as noted above. Supporting the investigator assessment, clinical outcome was assessed by the CEAC, who agreed that subjects who received placebo had a 22% and 25% non-responder rate at TOC with BAT and at EOS, respectively, while 100% of the subjects who received AP-SA02 clinically responded (p = 0.025: TOC BAT; p = 0.020: EOS).

Additionally, faster time to a negative blood culture and decline of key predictors of mortality and complications in SAB, including interleukin-10 and C-reactive protein, support the improved responder rates in subjects treated with AP-SA02.

We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of antibiotic resistance patterns and site of infection.

The results from our Phase 1b/2a diSArm study are an important step forward in our effort to confirm the potent antimicrobial activity of phage therapy and the completion of the study represents a significant milestone in the development of AP-SA02, moving us one step closer to introducing an effective new treatment option to patients suffering from complicated S. aureus bacteremia. This is the first clear evidence in a randomized controlled trial of the efficacy of phage against a serious systemic pathogen that is responsible for significant morbidity and mortality in the United States.

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated S. aureus bacteremia, and form the basis for an end-of-Phase-2 meeting with the FDA which the Company plans to hold in the second half of 2025. We are committed to developing a superiority pivotal trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

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

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2025, we had an accumulated deficit of $350.6 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $4.3 million as of June 30, 2025 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

August 2025 Credit Agreement

On August 11, 2025, we entered into a credit and security (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

Mango, Inc. Sublease

On July 29, 2025, we entered into a sublease with Mango, Inc., doing business as Mango Biosciences as sub-tenant, pursuant to the “2021 Lease” for a portion of a research and development lab and office space. The term of the sublease is 38 months and is anticipated to commence September 1, 2025.

MTEC Agreement Modification

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Results of Operations

Comparison of three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Grant and award revenue	$2,169	$—	$2,169	*
Operating expenses
Research and development	6,394	8,475	(2,081)	(24.6%)
General and administrative	2,619	3,439	(820)	(23.8%)
Total operating expenses	9,013	11,914	(2,901)	(24.3%)
Loss from operations	(6,844)	(11,914)	5,070	(42.6%)
Other income (expense)
Interest income	108	221	(113)	(51.1%)
Interest expense	(3,808)	(2,718)	(1,090)	40.1%
Change in fair value of the Convertible Loan	(5,751)	23,397	(29,148)	(124.6%)
Total other income (expense), net	(9,451)	20,900	(30,351)	(145.2%)
Net loss	$(16,295)	$8,986	$(25,281)	(281.3%)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Grant and award revenue	$2,660	$966	$1,694	175.4%
Operating expenses
Research and development	11,823	16,491	(4,668)	(28.3%)
General and administrative	5,872	6,617	(745)	(11.3%)
Total operating expenses	17,695	23,108	(5,413)	(23.4%)
Loss from operations	(15,035)	(22,142)	7,107	(32.1%)
Other income (expense)
Interest income	167	273	(106)	(38.8%)
Interest expense	(7,410)	(4,538)	(2,872)	63.3%
Change in fair value of the Convertible Loan	(548)	10,372	(10,920)	(105.3%)
Total other income (expense), net	(7,791)	6,107	(13,898)	(227.6%)
Net loss	$(22,826)	$(16,035)	$(6,791)	42.4%

*Not meaningful

Grant and Award Revenue

We recognized $2.2 million and zero of grant and award revenue during the three months ended June 30, 2025 and 2024, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

We recognized $2.7 million and $1.0 million of grant and award revenue during the six months ended June 30, 2025 and 2024, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
External costs:
Clinical trials	$1,146	$2,667	$(1,521)	(57.0%)
Other research and development costs, including laboratory materials and supplies	624	835	(211)	(25.3%)
Total external costs	1,770	3,502	(1,732)	(49.5%)
Internal costs:
Personnel-related costs	2,293	2,810	(517)	(18.4%)
Facilities and overhead costs	2,331	2,163	168	7.8%
Total research and development expense:	$6,394	$8,475	$(2,081)	(24.6%)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
External costs:
Clinical trial expenses	$1,263	$4,379	$(3,116)	(71.2%)
Other research and development costs, including consulting, laboratory supplies and other	1,251	1,776	(525)	(29.6%)
Total external costs	2,514	6,155	(3,641)	(59.2%)
Internal costs:
Personnel-related costs	4,606	5,422	(816)	(15.0%)
Facilities and overhead costs	4,703	4,914	(211)	(4.3%)
Total research and development expense:	$11,823	$16,491	$(4,668)	(28.3%)

Research and development expenses decreased by $2.1 million, from $8.5 million for the three months ended June 30, 2024 to $6.4 million for the three months ended June 30, 2025.

Research and development expenses decreased by $4.7 million, from $16.5 million for the six months ended June 30, 2024 to $11.8 million for the six months ended June 30, 2025.

Clinical trial costs decreased by $1.5 million, from $2.7 million for the three months ended June 30, 2024, to $1.2 million for the three months ended June 30, 2025. The decrease is primarily attributable to a $1.5 million decrease in AP-PA02 NCFB trial costs.

Clinical trial costs decreased by $3.1 million, from $4.4 million for the six months ended June 30, 2024, to $1.3 million for the six months ended June 30, 2025. The decrease is primarily attributable to a $3.6 million decrease in AP-PA02 NCFB trial costs and a $0.2 million decrease in the CF study. The decrease was partially offset by an increase of $0.7 million in AP-SA02 trial costs.

Other external research and development costs decreased by $0.2 million from $0.8 million for the three months ended June 30, 2024 to $0.6 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease of $0.3 million in consulting expenses partially offset by an increase of $0.1 million in outsource service contracts.

Other external research and development costs decreased by $0.5 million from $1.8 million for the six months ended June 30, 2024 to $1.3 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease of $0.5 million in consulting expenses.

Our expenses by product and by project for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

		Three Months Ended June 30,
		2025	2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$152	$1,768
AP-PA02	Cystic Fibrosis	14	138
AP-SA02	Bacteremia	1,011	1,051
AP-SA02	Prosthetic Joint Infection	1	1
	Expenses not allocated by projects*	592	544
	Total external costs	$1,770	$3,502

		Six Months Ended June 30,
		2025	2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(288)	$3,602
AP-PA02	Cystic Fibrosis	25	235
AP-SA02	Bacteremia	1,663	1,134
AP-SA02	Prosthetic Joint Infection	2	8
	Expenses not allocated by projects*	1,112	1,176
	Total external costs	$2,514	$6,155

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, decreased by $0.5 million, from $2.8 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025. This decrease was mainly driven by a $0.3 million decrease in incentive compensation, salaries and wages, vacation and insurance due to a reduction in personnel and a decrease of $0.2 million in stock-based compensation expense.

Personnel-related costs, including employee payroll and related expenses, decreased by $0.8 million, from $5.4 million for the six months ended June 30, 2024 to $4.6 million for the six months ended June 30, 2025. This decrease was mainly driven by a $0.9 million decrease in incentive compensation, salaries and wages, vacation and insurance due to a reduction in personnel as we maximize efficiency for product development. This decrease was partially offset by a $0.1 million increase in stock-based compensation expense and employee training expenses.

Facilities and overhead costs increased by $0.2 million, from $2.1 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June, 2025 mainly due to an increase in McConnell Facility costs.

Facilities and overhead costs decreased by $0.2 million, from $4.9 million for the six months ended June 30, 2024 to $4.7 million for the six months ended June, 2025 mainly due to a decrease of $0.3 million in lease expense partially offset by a $0.1 million increase in depreciation and other variable facility costs.

General and Administrative

General and administrative expenses were $2.6 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $0.8 million is primarily related to a decrease of $0.6 million in stock-based compensation expense, a decrease of $0.2 million in accounting related fees, and a decrease of $0.2 million in legal fees, partially offset by an increase of $0.2 million in personnel-related costs other than stock-based compensation expense.

General and administrative expenses were $5.9 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $0.7 million is primarily related to a decrease of $0.8 million in consulting fees as we continue to streamline and increase in-house expertise, and a decrease of $0.6 million in stock-based compensation expense, partially offset by an increase of $0.7 million in personnel-related costs other than stock-based compensation expense.

Interest Income

Interest income for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and related to interest earned on our money market fund investments.

Interest income for the six months ended June 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $3.8 million and $2.7 million for the three months ended June 30, 2025 and 2024 respectively, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan, as amended in March 2025, and the March 2025 Loan. Stated interest is accrued and is payable at the maturity of the amended 2023 Loan, 2024 Loan, and March 2025 Loan in March 2026.

We recognized interest expense of $7.4 million and $4.5 million for the six months ended June 30, 2025 and 2024 respectively, related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan and 2024 Loan, as amended in March 2025, and the March 2025 Loan. Stated interest is accrued and is payable at the maturity of the amended 2023 Loan, 2024 Loan, and March 2025 Loan in March 2026.

Change in Fair Value of the Convertible Loan

We recognized a loss of $5.8 million and gain of $23.4 million on the change in the fair value of the Convertible Loan for the three months ended June 30, 2025 and 2024, respectively.

We recognized a loss of $0.5 million and a gain of $10.4 million on the change in the fair value of the Convertible Loan for the six months ended June 30, 2025 and 2024, respectively.

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

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $4.3 million as of June 30, 2025 will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the six months ended June 30, 2025. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On March 12, 2025, we entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the March 2025 Credit Agreement, we entered into amendments to (i) the Convertible Loan and Convertible Credit Agreement, (ii) the 2023 Loan and 2023 Credit Agreement, and (iii) the 2024 Loan and 2024 Credit Agreement, which, among other things, extended the maturity date of the Convertible Loan, 2023 Loan and 2024 Loan, respectively, to March 12, 2026.

On July 29, 2024, we amended the MTEC Agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant and award revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(14,791)	$(20,761)
Net cash used in investing activities	(248)	(1,616)
Net cash provided by financing activities	9,986	35,019
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,053)	$12,642

Cash Flows Used in Operating Activities

Net cash used in operating activities was $14.8 million and $20.8 million for the six months ended June 30, 2025 and 2024, respectively.

Cash used in operating activities in the six months ended June 30, 2025 was primarily due to our net loss for the period of $22.8 million, adjusted by non-cash items of $11.2 million and a decrease of $3.2 million in our net operating assets and liabilities. The non-cash items consist of $0.5 million related to a loss from change in fair value of the Convertible Loan, $7.4 million of non-cash interest expense on the 2023 Loan, 2024 Loan and March 2025 Loan, $1.4 million related to stock-based compensation expense, $0.7 million related to depreciation and amortization expense and $1.2 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $0.7 million in accrued compensation, a decrease of $0.8 million in accounts payable and accrued liabilities, a decrease of $0.5 million in the operating lease liability, and an increase of $1.2 million in prepaid expenses and other assets.

Cash used in operating activities in the six months ended June 30, 2024 was primarily due to our net loss for the period of $16.0 million, adjusted by non-cash items of $2.4 million and a decrease of $2.4 million in our net operating assets and liabilities. The non-cash items consist of $10.4 million related to a gain from change in fair value of convertible debt, $4.5 million of non-cash interest expense on the 2023 Loan and the 2024 Loan, $1.9 million related to stock-based compensation expense, $1.0 million related to change in right-of-use asset and $0.6 million related to depreciation and amortization expense. The decrease in our net operating assets and liabilities was primarily due to a decrease of $3.2 million in operating lease liability related to lease payments and payments for the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, California, a decrease of $2.1 million in accounts payable and accrued liabilities, an increase of $0.5 million in accrued compensation, and a decrease of $2.6 million in prepaid expenses and other assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.2 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively, which is attributable to purchases of laboratory and manufacturing equipment for the new office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $10.0 million, which consisted primarily of proceeds from issuance of short-term debt.

Cash provided by financing activities for the six months ended June 30, 2024 was $35.0 million, which consisted primarily of proceeds from issuance of long-term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of less than $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Senior Vice President, Finance and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of June 30, 2025. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.5	Credit and Security Agreement, dated August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2025).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1†	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2†	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ARMATA PHARMACEUTICALS, INC.

Date: August 12, 2025	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Senior Vice President, Finance and Principal Financial Officer
(Principal Financial Officer)