Form 10-Q
period 2025-09-30
Armata Pharmaceuticals, Inc.
filed 2025-11-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 4, 2025 was 36,329,842.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$14,756	$9,291
Prepaid expenses and other current assets	1,415	1,273
Other receivables	759	744
Total current assets	16,930	11,308
Restricted cash	5,390	5,480
Property and equipment, net	12,560	13,241
Operating lease right-of-use asset	39,917	41,687
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	973	975
Total assets	$89,516	$86,437

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,999	$2,055
Accrued compensation	1,843	2,280
Convertible Loan, current	48,088	—
Term debt, current	82,992	38,954
Current portion of operating lease liabilities	4,525	4,431
Other current liabilities	503	529
Total current liabilities	139,950	48,249
Convertible Loan, non-current	—	32,897
Term debt, non-current	15,240	22,539
Operating lease liabilities, net of current portion	26,837	27,694
Deferred tax liability	3,077	3,077
Total liabilities	185,104	134,456

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,229,842 and 36,183,067 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	362	362
Additional paid-in capital	281,286	279,354
Accumulated deficit	(377,236)	(327,735)
Total stockholders’ deficit	(95,588)	(48,019)
Total liabilities and stockholders’ deficit	$89,516	$86,437

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Grant and award revenue	$1,159	$2,973	$3,819	$3,939
Operating expenses
Research and development	5,824	9,485	17,647	25,975
General and administrative	3,111	3,244	8,983	9,861
Total operating expenses	8,935	12,729	26,630	35,836
Operating loss	(7,776)	(9,756)	(22,811)	(31,897)
Other income (expense)
Interest income	90	294	257	567
Interest expense	(4,346)	(2,923)	(11,756)	(7,462)
Change in fair value of the Convertible Loan	(14,643)	6,904	(15,191)	17,276
Total other income (expense), net	(18,899)	4,275	(26,690)	10,381
Net loss	$(26,675)	$(5,481)	$(49,501)	$(21,516)
Per share information:
Net loss per share, basic and diluted	$(0.74)	$(0.15)	$(1.37)	$(0.60)
Weighted average shares outstanding, basic and diluted	36,226,285	36,180,124	36,201,674	36,153,388

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2024	36,155,992	$362	$278,391	$(324,854)	$(46,101)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)	—	(61)
Stock-based compensation expense	—	—	670	—	670
Net loss	—	—	—	(5,481)	(5,481)
Balances, September 30, 2024	36,183,067	$362	$279,000	$(330,335)	$(50,973)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	36,363	—	(32)	—	(32)
Stock-based compensation expense	—	—	622	—	622
Net loss	—	—	—	(26,675)	(26,675)
Balances, September 30, 2025	36,229,842	$362	$281,286	$(377,236)	$(95,588)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)	—	(61)
Stock-based compensation expense	—	—	2,539	—	2,539
Net loss	—	—	—	(21,516)	(21,516)
Balances, September 30, 2024	36,183,067	$362	$279,000	$(330,335)	$(50,973)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	46,775	—	(46)		(46)
Stock-based compensation expense	—	—	1,978	—	1,978
Net loss	—	—	—	(49,501)	(49,501)
Balances, September 30, 2025	36,229,842	$362	$281,286	$(377,236)	$(95,588)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(49,501)	$(21,516)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,113	945
Stock-based compensation expense	1,978	2,539
Change in fair value of the Convertible Loan	15,191	(17,276)
Non-cash interest expense	11,739	7,483
Change in right-of-use asset	1,770	1,489
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(155)	2,095
Accounts payable and accrued liabilities	(24)	(2,031)
Accrued compensation	(437)	812
Operating lease liability	(763)	(4,164)
Net cash used in operating activities	(19,089)	(29,624)
Investing activities:
Purchases of property and equipment	(490)	(1,956)
Net cash used in investing activities	(490)	(1,956)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	25,000	34,889
Payments for taxes related to net share settlement of equity awards	(46)	(61)
Proceeds from exercise of stock options	—	130
Net cash provided by financing activities	24,954	34,958
Net increase in cash, cash equivalents and restricted cash	5,375	3,378
Cash, cash equivalents and restricted cash, beginning of period	14,771	19,243
Cash, cash equivalents and restricted cash, end of period	$20,146	$22,621
Supplemental disclosure of cash flow information:
Right-of-use asset obtained by assuming operating lease liabilities	$—	$977
Property and equipment included in accounts payable and accrued liabilities	31	263

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$14,756	$17,141
Restricted cash	5,390	5,480
Cash, cash equivalents and restricted cash	$20,146	$22,621

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

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of September 30, 2025, the Company had an accumulated deficit of $377.2 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $14.8 million as of September 30, 2025 will not be sufficient to fund its operations for the next 12 months from the date of these condensed consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

August 2025 Credit Agreement

On August 11, 2025, the Company entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva Strategic Opportunities LLC, a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), the Company’s principal stockholder and a related party (collectively, “Innoviva”). The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

2024 Credit Agreement

On March 4, 2024, the Company entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

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

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of September 30, 2025, cash equivalents and restricted cash were invested primarily in money market funds through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$12,119	$12,119	$—	$—
Convertible Loan– financial liabilities	48,088	—	—	48,088

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,955	$4,955	$—	$—
Convertible Loan– financial liabilities	32,897	—	—	32,897

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

The Company estimated the fair value of its Convertible Loan using the following inputs as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Discount rate	18.59%	15.67%-28.28%
Probabilities of settlement scenarios	0%-65%	0%-75%
Volatility	93.50%	83.30%-111.60%
Expected term (in years)	0.30-0.50	0.10-1.20
Risk-free rate	3.79%-3.94%	4.08%-5.33%

The following table presents a summary of the changes in the fair value of its Convertible Loan for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Convertible Loan at the beginning of the period	$32,897	$58,633
Change in fair value	15,191	(17,276)
Convertible Loan at the end of the period	$48,088	$41,357

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(26,675)	$(5,481)	$(49,501)	$(21,516)

Denominator:
Weighted average common shares outstanding, basic and diluted	36,226,285	36,180,124	36,201,674	36,153,388

Net loss per share, basic and diluted	$(0.74)	$(0.15)	$(1.37)	$(0.60)

The following outstanding securities as of September 30, 2025 and December 31, 2024 have been excluded from the computation of dilutive weighted-average shares outstanding, as they would have been anti-dilutive:

	September 30, 2025	December 31, 2024
Outstanding stock options	5,012,648	3,755,965
Unvested restricted stock units	152,500	220,000
Shares issuable upon the conversion of the Convertible Loan (1)	24,096,491	—
Outstanding warrants	10,655,047	19,365,847
Total	39,916,686	23,341,812

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of September 30, 2025, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $6.6 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$21,728	$21,316
Furniture and fixtures	851	831
Office and computer equipment	438	438
Leasehold improvements	3,802	3,802
Total	26,819	26,387
Less: accumulated depreciation	(14,259)	(13,146)
Property and equipment, net	$12,560	$13,241

Depreciation expense totaled $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. Property and equipment not yet in use was $8.2 million and $8.3 million as of September 30, 2025 and December 31, 2024, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$1,280	$766
Accrued clinical trial expenses	137	828
Other accrued expenses	582	461
	$1,999	$2,055

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

The Company recognized a loss of $14.6 million and a gain of $6.9 million as the change in fair value of the Convertible Loan for the three months ended September 30, 2025 and 2024, and a loss of $15.2 million and a gain of $17.3 million for the nine months ended September 30, 2025 and 2024, respectively.

8. Term Debt

The 2023 Credit Agreement, 2024 Credit Agreement, March 2025 Credit Agreement, and August 2025 Credit Agreement each contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. Each of the 2023 Credit Agreement, the 2024 Credit Agreement, March 2025 Credit Agreement, and August 2025 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth therein, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget. In addition, each of the credit agreements include customary mandatory prepayment provisions that require the Company to apply specified proceeds received by the Company to prepay outstanding borrowings under the respective credit facilities. Mandatory prepayment events are triggered upon the receipt of proceeds from asset sales or other dispositions, casualty or condemnation events, the incurrence of indebtedness not otherwise permitted under the agreements, or the issuance of certain equity interests.

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

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 12.68% and 14.25% as of September 30, 2025 and 2024, respectively.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 41.64% and 27.31% as of September 30, 2025 and 2024, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and subsequently is recognized at the amortized cost. The March 2025 Loan’s annual effective interest rate was 14.19% as of September 30, 2025.

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

On August 11, 2025, the Company entered into the August 2025 Credit Agreement for the August 2025 Loan in an aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The August 2025 Loan was initially recognized at cash proceeds of $15.0 million and subsequently is recognized at the amortized cost. The August 2025 Loan’s annual effective interest rate was 12.27% as of September 30, 2025.

9. Stockholders’ Deficit

Warrants

As of September 30, 2025, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

Shares	Exercise Price	Expiration Date
1,867,912	$3.25	January 26, 2026
4,285,935	$3.25	March 16, 2026
1,807,396	$5.00	February 8, 2027
2,692,604	$5.00	March 30, 2027
1,200	$1,680.00	None
10,655,047

Shares Reserved for Future Issuance

As of September 30, 2025, the Company had reserved shares of its Common Stock for future issuance as follows:

September 30, 2025
Stock options outstanding	5,012,648
Unvested restricted stock units	152,500
Shares issuable under the Employee Stock Purchase Plan	11,890
Shares available for future grants under the 2016 Plan	2,169,950
Shares issuable upon the conversion of the Convertible Loan	24,096,491
Warrants outstanding	10,655,047
Total shares reserved	42,098,526

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of September 30, 2025, there were 2,169,950 shares available for issuance under the 2016 Plan.

Stock option transactions during the nine months ended September 30, 2025 are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2024	3,755,965	$3.74	7.5	$4
Granted	1,596,058	$2.04		$—
Exercised	—	$—		$—
Forfeited/Cancelled/Expired	(339,375)	$3.37		$9
Outstanding at September 30, 2025	5,012,648	$3.23	7.5	$1,617
Vested and expected to vest at September 30, 2025	5,012,648	$3.23	7.5	$1,617
Exercisable at September 30, 2025	2,496,564	$3.89	6.1	$122

The aggregate intrinsic value of options at September 30, 2025 is based on the Company’s closing stock price on that date of $2.98 per share.

Restricted stock unit awards transactions during the nine months ended September 30, 2025 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	220,000	$2.73
Granted	—	$—
Vested	(67,500)	$2.65
Cancelled	—	$—
Outstanding at September 30, 2025	152,500	$2.73

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

The assumptions used in the Black-Scholes model during the nine months ended September 30, 2025 and 2024 are presented below. There were no stock options granted during the three months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.22%-4.28%	4.24%-4.25%
Expected volatility	99.6%-101.4%	89.4%-92.5%
Expected term (in years)	5.5-7.0	5.1-7.0
Expected dividend yield	0%	0%

The table below summarizes the total share-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$246	$323	$733	$698
General and administrative	376	347	1,245	1,841
Total stock-based compensation	$622	$670	$1,978	$2,539

As of September 30, 2025, there was $2.7 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.8 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2025 and 2024. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the Company continues to assess the potential impact of the OBBBA, due to its full valuation allowance, it expects that the legislation will likely not have a material impact on its consolidated financial statements.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term. The Company also maintains an irrevocable letter of credit in connection with this lease, which had a balance of $0.2 million as of September 30, 2025 and which is reduced 20% annually through the end of the lease term.

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

Future minimum annual lease payments under the Company’s non-cancelable operating leases as of September 30, 2025 are as follows (in thousands):

Operating
Leases
2025 (remaining three months)	$862
2026	5,293
2027	5,452
2028	5,616
2029	5,784
Thereafter	37,995
Total minimum lease payments	61,002
Less: amount representing interest	(29,640)
Present value of operating lease obligations	31,362
Less: current portion	(4,525)
Noncurrent operating lease obligations	$26,837

Operating lease expenses were $2.0 million for each of the three months ended September 30, 2025 and 2024, and $6.0 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.4 million for each of the three months ended September 30, 2025 and 2024, and $1.2 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,855	$2,006

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term, years	11.05	11.74
Weighted-average discount rate, %	14.0	13.9

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. This award has been used to partially fund the Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study to assess the safety, tolerability and efficacy of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia (“SAB”) infections and to support activities required for an end-of-Phase 2 meeting with the FDA. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

The MTEC Agreement is effective through March 31, 2026 and may be terminated, in whole or in part, upon 30 calendar days’ prior written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $1.2 million and $3.0 million in grant and award revenue from the MTEC Agreement during the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $3.9 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had $0.7 million as awards receivable from MTEC.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2024 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three and nine months ended September 30, 2025 and 2024, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.5% of its $12.6 million property and equipment, net within the United States.

The following table includes certain segment information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant and award revenue	$1,159	$2,973	$3,819	$3,939
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	190	1,858	(98)	5,459
AP-PA02: Cystic Fibrosis	-	-	25	235
AP-SA02: Bacteremia	404	1,618	2,067	2,752
AP-SA02: Prosthetic Joint Infection	-	-	2	8
Expenses not allocated by projects*	545	726	1,657	1,903
Total external research and development expenses	1,139	4,202	3,653	10,357
Research and development personnel expenses	2,287	2,874	6,893	8,296
Other research and development expenses	2,398	2,409	7,101	7,322
Total research and development expenses	5,824	9,485	17,647	25,975
General and administrative expenses:
General and administrative personnel expenses	1,141	1,273	3,733	3,778
Other general and administrative expenses	1,970	1,971	5,250	6,083
Total general and administrative expenses	3,111	3,244	8,983	9,861
Total operating expenses	8,935	12,729	26,630	35,836
Operating loss	(7,776)	(9,756)	(22,811)	(31,897)
Other income (expense), net	(18,899)	4,275	(26,690)	10,381
Net loss	$(26,675)	$(5,481)	$(49,501)	$(21,516)

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

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, having resources sufficient to fund our operations into the first quarter of 2026, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 21, 2025 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficacy required to support potential regulatory approval and commercialization of our phage products as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from drug-resistant and difficult-to-treat bacterial infections. To date, we have completed three critical Phase 2 trials, utilizing two distinct phage cocktails against two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection, as well as acute systemic bacterial infection. In October 2025, we announced positive results from our Phase 2a diSArm study evaluating our intravenous bacteriophage cocktail candidate AP-SA02 for the treatment of complicated SAB, which demonstrated statistically significant improvement in clinical response rates and favorable tolerability. We believe these results support advancing AP-SA02 into a pivotal Phase 3 trial. We continue to advance our two lead candidates, referred to as AP-PA02 and AP-SA02, to address both chronic and acute bacterial infections.

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

On May 19, 2025, we announced positive topline data from the Phase 1b/2a diSArm study of intravenously administered AP-SA02 in complicated S. aureus bacteremia. The diSArm study (NCT05184764) was a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 in addition to best available antibiotic therapy (“BAT”) compared to BAT alone (placebo) for the treatment of adults with complicated SAB. All doses of AP-SA02 were dosed intravenously every six hours for five days. The primary clinical efficacy endpoint for the Phase 2a portion of the diSArm study was clinical outcome (responder rate) in subjects with complicated bacteremia, measured at (i) Test of Cure (“TOC”) for AP-SA02, defined as one week following the end of IV treatment with AP-SA02 (day 12), (ii) TOC for BAT, defined as one week following the end of IV BAT, and (iii) end of study (“EOS”), defined as four weeks following the end of IV BAT.

Clinical outcome was evaluated by both the blinded site investigators and a blinded Clinical Efficacy Adjudication Committee (the “CEAC”) in the intent-to-treat (“ITT”) population.

Safety and efficacy were assessed in the ITT population, which included all subjects (n=50) who received at least one dose of AP-SA02 or placebo. The Phase 2a study enrolled and dosed 42 patients, with 29 randomized to AP-SA02 in addition to BAT and 13 to placebo (BAT alone). Methicillin-resistant S. aureus (“MRSA”) was the causative pathogen in ~38% of both the AP-SA02 and placebo groups.

AP-SA02 was well-tolerated with no serious adverse events related to the study drug. Two subjects had adverse events that were possibly related to the study drug: one with transient liver enzyme elevation and one with hypersensitivity that resolved with discontinuation of vancomycin.

A statistically significant increase in clinical response rate was observed at TOC for AP-SA02 (day 12) in AP-SA02 treated subjects (88%; 21/24) versus placebo (58%; 7/12) (p = 0.047) as assessed by blinded site investigators, and 83% (20/24) in the AP-SA02 group versus 58% (7/12) in the placebo group as assessed by the blinded CEAC. At TOC for BAT and at EOS, 100% of the AP-SA02 treated subjects had clinically responded (p = 0.017) versus 25% of placebo subjects considered non-responsive due to either relapse or treatment failure, consistent with the non-responder rate reported in the literature for recent phase 3 trials. Of note, the clinical response with AP-SA02 occurred regardless of whether subjects were infected with methicillin-sensitive S. aureus (“MSSA”) or MRSA. All subjects infected with MRSA and treated with AP-SA02 and BAT cleared their infection by TOC for BAT with no evidence of relapse through EOS, as compared to the relapse rate of BAT alone as noted above. Supporting the investigator assessment, clinical outcome was assessed by the CEAC, who agreed that subjects who received placebo had a 22% and 25% non-responder rate at TOC with BAT and at EOS, respectively, while 100% of the subjects who received AP-SA02 clinically responded (p = 0.025: TOC BAT; p = 0.020: EOS).

Additionally, patients treated with AP-SA02 showed trends toward rapid normalization of key predictors of mortality and complications in SAB including C-reactive protein and interleukin-10, shorter time to negative blood culture, quicker time to resolution of signs and symptoms at the infection site, shorter intensive care unit and hospital utilization.

Defined and reproducible laboratory derived stable genomic variants present in AP-SA02 drug product may provide an immediate advantage, enabling rapid, strain-specific response to each patient’s S. aureus isolate. These characterized variants can expand from as little as 2% to dominance when infecting certain patient isolates in vitro, highlighting that these variants are favored for their enhanced ability to infect those clinical strains and the importance of integrating this diversity into Armata’s phage cocktail from the outset. This inherent flexibility may be central to achieving optimal therapeutic efficacy in the clinic.

Conclusions:

•	AP-SA02, combined with BAT, had a higher and earlier cure rate compared to placebo in patients with complicated SAB at day 12 as assessed by both blinded site investigators and independent adjudicators.

•	No patients who received AP-SA02 demonstrated non-response or relapse at one week post-BAT or at EOS, as assessed by both blinded site investigators and the independent adjudication committee, compared with approximately 25% non-response or relapse in the placebo group.

•	AP-SA02 appears safe with clinical efficacy against both MRSA and MSSA and trends toward earlier resolution and shorter hospitalization, with no evidence of relapse four weeks post-therapy.

•	We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of both antibiotic resistance patterns and site of infection.

•	Defined phage variants in AP-SA02 drug product ensure an intrinsic adaptive mechanism — a flexibility that may be key to achieving effective phage therapy from patient to patient.

•	We believe that these results strongly support advancement into a pivotal Phase 3 trial that Armata plans to initiate in 2026, subject to review and feedback from the FDA. We are engaged with the FDA regarding a potential superiority trial design.

On October 22, 2025, we highlighted the positive results from our Phase 2a diSArm clinical study of AP-SA02 in an oral presentation at IDWeek 2025TM. The abstract, titled, “A Phase 2a Randomized, Double-Blind, Controlled Trial of the Efficacy and Safety of an Intravenous (IV) Bacteriophage Cocktail (AP-SA02) vs. Placebo in Combination with Best Available Antibiotic Therapy (BAT) in Patients with Complicated Staphylococcus aureus Bacteremia,” was accepted as a late-breaking abstract for oral presentation, and was presented by Dr. Loren G. Miller, M.D., M.P.H., Professor of Medicine, David Geffen School of Medicine at UCLA, Chief, Division of Infectious Diseases at Harbor-UCLA Medical Center and the Lundquist Institute.

The results from our Phase 1b/2a diSArm study are an important step forward in our effort to confirm the potent antimicrobial activity of phage therapy and the completion of the study represents a significant milestone in the development of AP-SA02, moving us one step closer to introducing an effective new treatment option to patients suffering from complicated SAB. This is the first clear evidence in a randomized controlled trial of the efficacy of phage against a serious systemic pathogen that is responsible for significant morbidity and mortality in the United States.

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated SAB, and form the basis for an end-of-Phase-2 meeting with the FDA which the Company plans to hold in the second half of 2025. Subject to review and feedback from the FDA, we are committed to developing a superiority pivotal trial focused on phage as an alternative to broad-spectrum antibiotics and/or antibiotic sparing to decrease the utilization of broad-spectrum antibiotics and their detrimental impact on the normal human microbiome.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (the “diSArm” study) and to support activities required for an end-of-Phase 2 meeting with the FDA. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026.

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

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2025, we had an accumulated deficit of $377.2 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $14.8 million as of September 30, 2025 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

August 2025 Credit Agreement

On August 11, 2025, we entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

MTEC Agreement Modification

On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Results of Operations

Comparison of three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Grant and award revenue	$1,159	$2,973	$(1,814)	(61.0%)
Operating expenses
Research and development	5,824	9,485	(3,661)	(38.6%)
General and administrative	3,111	3,244	(133)	(4.1%)
Total operating expenses	8,935	12,729	(3,794)	(29.8%)
Operating loss	(7,776)	(9,756)	1,980	(20.3%)
Other income (expense)
Interest income	90	294	(204)	(69.4%)
Interest expense	(4,346)	(2,923)	(1,423)	48.7%
Change in fair value of the Convertible Loan	(14,643)	6,904	(21,547)	(312.1%)
Total other income (expense), net	(18,899)	4,275	(23,174)	(542.1%)
Net loss	$(26,675)	$(5,481)	$(21,194)	386.7%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Grant and award revenue	$3,819	$3,939	$(120)	(3.0%)
Operating expenses
Research and development	17,647	25,975	(8,328)	(32.1%)
General and administrative	8,983	9,861	(878)	(8.9%)
Total operating expenses	26,630	35,836	(9,206)	(25.7%)
Operating loss	(22,811)	(31,897)	9,086	(28.5%)
Other income (expense)
Interest income	257	567	(310)	(54.7%)
Interest expense	(11,756)	(7,462)	(4,294)	57.5%
Change in fair value of the Convertible Loan	(15,191)	17,276	(32,467)	(187.9%)
Total other income (expense), net	(26,690)	10,381	(37,071)	(357.1%)
Net loss	$(49,501)	$(21,516)	$(27,985)	130.1%

Grant and Award Revenue

We recognized $1.2 million and $3.0 million of grant and award revenue during the three months ended September 30, 2025 and 2024, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

We recognized $3.8 million and $3.9 million of grant and award revenue during the nine months ended September 30, 2025 and 2024, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
External costs:
Clinical trials	$531	$3,244	$(2,713)	(83.6%)
Other research and development costs, including laboratory materials and supplies	608	958	(350)	(36.5%)
Total external costs	1,139	4,202	(3,063)	(72.9%)
Internal costs:
Personnel-related costs	2,287	2,874	(587)	(20.4%)
Facilities and overhead costs	2,398	2,409	(11)	(0.5%)
Total research and development expense:	$5,824	$9,485	$(3,661)	(38.6%)

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
External costs:
Clinical trial expenses	$1,794	$7,623	$(5,829)	(76.5%)
Other research and development costs, including consulting, laboratory supplies and other	1,859	2,734	(875)	(32.0%)
Total external costs	3,653	10,357	(6,704)	(64.7%)
Internal costs:
Personnel-related costs	6,893	8,296	(1,403)	(16.9%)
Facilities and overhead costs	7,101	7,322	(221)	(3.0%)
Total research and development expense:	$17,647	$25,975	$(8,328)	(32.1%)

Research and development expenses decreased by $3.7 million, from $9.5 million for the three months ended September 30, 2024 to $5.8 million for the three months ended September 30, 2025.

Research and development expenses decreased by $8.3 million, from $26.0 million for the nine months ended September 30, 2024 to $17.7 million for the nine months ended September 30, 2025.

Clinical trial costs decreased by $2.7 million, from $3.2 million for the three months ended September 30, 2024, to $0.5 million for the three months ended September 30, 2025. The decrease is primarily attributable to a $1.6 million decrease in AP-PA02 NCFB trial costs and a $1.1 million decrease in SA study costs.

Clinical trial costs decreased by $5.8 million, from $7.6 million for the nine months ended September 30, 2024, to $1.8 million for the nine months ended September 30, 2025. The decrease is primarily attributable to a $5.2 million decrease in AP-PA02 NCFB trial costs, a $0.4 decrease in SA study costs, and a $0.2 million decrease in the CF study.

Other external research and development costs decreased by $0.4 million from $1.0 million for the three months ended September 30, 2024 to $0.6 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease of $0.3 million in consulting expenses and a decrease of $0.1 million in other costs related to the AP-PA02 NCFB and SA studies nearing completion.

Other external research and development costs decreased by $0.8 million from $2.7 million for the nine months ended September 30, 2024 to $1.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease of $0.8 million in consulting expenses.

Our expenses by product and by project for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

		Three Months Ended September 30,
		2025	2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$190	$1,858
AP-SA02	Bacteremia	404	1,618
	Expenses not allocated by projects*	545	726
	Total external costs	$1,139	$4,202

		Nine Months Ended September 30,
		2025	2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(98)	$5,459
AP-PA02	Cystic Fibrosis	25	235
AP-SA02	Bacteremia	2,067	2,752
AP-SA02	Prosthetic Joint Infection	2	8
	Expenses not allocated by projects*	1,657	1,903
	Total external costs	$3,653	$10,357

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, decreased by $0.6 million, from $2.9 million for the three months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025. This decrease was mainly driven by a $0.6 million decrease in incentive compensation, salaries and wages, vacation and insurance due to a reduction in personnel.

Personnel-related costs, including employee payroll and related expenses, decreased by $1.4 million, from $8.3 million for the nine months ended September 30, 2024 to $6.9 million for the nine months ended September 30, 2025. This decrease was mainly driven by a $1.6 million decrease in incentive compensation, salaries and wages, vacation and insurance due to a reduction in personnel as we maximize efficiency for product development. This decrease was partially offset by a $0.2 million increase in stock-based compensation expense and employee training expenses.

Facilities and overhead costs remained consistent at $2.4 million for the three months ended September 30, 2024 and for the three months ended September 30, 2025.

Facilities and overhead costs decreased by $0.2 million, from $7.3 million for the nine months ended September 30, 2024 to $7.1 million for the nine months ended September 30, 2025 mainly due to a decrease of $0.3 million in lease expense partially offset by a $0.1 million increase in depreciation and other variable facility costs.

General and Administrative

General and administrative expenses were $3.1 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.1 million is primarily related to a decrease in personnel-related costs.

General and administrative expenses were $8.9 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.0 million is primarily related to a decrease of $1.0 million in consulting fees as we continue to streamline and increase in-house expertise and a decrease of $0.6 million in stock-based compensation expense, partially offset by an increase of $0.6 million in personnel-related costs other than stock-based compensation expense.

Interest Income

Interest income for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.3 million, respectively, and related to interest earned on our money market fund investments.

Interest income for the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.6 million, respectively, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $4.3 million and $2.9 million for the three months ended September 30, 2025 and 2024 respectively. The increase is primarily related to increased debt balances as compared to the prior year period. Interest expense related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan, 2024 Loan, March 2025 Loan, and August 2025 Loan. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in March 2026, and the August 2025 Loan in January 2029.

We recognized interest expense of $11.8 million and $7.5 million for the nine months ended September 30, 2025 and 2024 respectively. The increase is primarily related to increased debt balances as compared to the prior year period. Interest expense related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan, 2024 Loan, March 2025 Loan and August 2025 Loan. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in March 2026, and the August 2025 Loan in January 2029.

Change in Fair Value of the Convertible Loan

We recognized a loss of $14.6 million and gain of $6.9 million on the change in the fair value of the Convertible Loan for the three months ended September 30, 2025 and 2024, respectively.

We recognized a loss of $15.2 million and a gain of $17.3 million on the change in the fair value of the Convertible Loan for the nine months ended September 30, 2025 and 2024, respectively.

The Convertible Loan received from Innoviva in January 2023 and amended in July 2023, November 2024, and March 2025 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $14.8 million as of September 30, 2025 will not be sufficient to fund our operations for the next 12 months from the date of issuance of our condensed consolidated financial statements for the nine months ended September 30, 2025. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On August 11, 2025, we entered into the August 2025 Credit Agreement for a loan in the aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(19,089)	$(29,624)
Net cash used in investing activities	(490)	(1,956)
Net cash provided by financing activities	24,954	34,958
Net increase in cash, cash equivalents and restricted cash	$5,375	$3,378

Cash Flows Used in Operating Activities

Net cash used in operating activities was $19.1 million and $29.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash used in operating activities in the nine months ended September 30, 2025 was primarily due to our net loss for the period of $49.5 million, adjusted by non-cash items of $31.8 million and a decrease of $1.4 million in our net operating assets and liabilities. The non-cash items consist of $15.2 million related to a loss from change in fair value of the Convertible Loan, $11.7 million of non-cash interest expense on the 2023 Loan, 2024 Loan, March 2025 Loan, and August 2025 Loan, $2.0 million related to stock-based compensation expense, $1.1 million related to depreciation expense and $1.8 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $0.4 million in accrued compensation, a decrease of $0.8 million in the operating lease liability, and an increase of $0.2 million in prepaid expenses and other assets.

Cash used in operating activities in the nine months ended September 30, 2024 was primarily due to our net loss for the period of $21.5 million, adjusted by non-cash items of $4.8 million and a decrease of $3.3 million in our net operating assets and liabilities. The non-cash items consist of $17.3 million related to a gain from change in fair value of convertible debt, $7.5 million of non-cash interest expense on the 2023 Loan and the 2024 Loan, $2.5 million related to stock-based compensation expense, $1.5 million related to change in right-of-use asset and $0.9 million related to depreciation expense. The decrease in our net operating assets and liabilities was primarily due to a decrease of $4.2 million in operating lease liability related to lease payments and payments for the construction of office and laboratory and manufacturing space at our new leased facility in Los Angeles, CA, a decrease of $2.0 million in accounts payable and accrued liabilities, an increase of $0.8 million in accrued compensation, and a decrease of $2.1 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.5 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively, which is attributable to purchases of laboratory and manufacturing equipment for the new office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $25.0 million, which consisted primarily of proceeds from issuance of term debt.

Cash provided by financing activities for the nine months ended September 30, 2024 was $34.9 million, which consisted primarily of proceeds from issuance of term debt, net of issuance costs of less than $0.1 million, and proceeds from exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Senior Vice President, Finance and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of September 30, 2025. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.9	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.10	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.10.

10.1	Credit and Security Agreement, dated August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2025).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1†	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2†	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ARMATA PHARMACEUTICALS, INC.

Date: November 12, 2025	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Senior Vice President, Finance and Principal Financial Officer
(Principal Financial Officer)