Form 10-K
period 2025-12-31
Armata Pharmaceuticals, Inc.
filed 2026-03-25
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the common stock on June 30, 2025 (the last business day of the Registrant’s most recently completed second quarter) as quoted on the NYSE American, was approximately $21.1 million.

As of March 18, 2026, 36,632,775 shares of the Registrant’s common stock were outstanding.

Document Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARMATA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. These statements relate to future events, results or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or events to be materially different from any future results, performance or events expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding:

●	our estimates regarding anticipated operating losses, capital requirements and needs for additional funds;
●	our ability to raise additional capital when needed and to continue as a going concern;
●	our expected financial and operating performance;
●	our ability to manufacture, or otherwise secure the manufacture of, sufficient amounts of our product candidates for our preclinical studies and clinical trials;
●	our clinical development plans, including planned clinical trials;
●	our research and development plans;
●	our ability to select combinations of phages to formulate our product candidates;
●	our development of bacteriophage-based therapies;
●	the potential use of bacteriophages to treat bacterial infections;

●	the potential future of antibiotic resistance;

●	the ability for bacteriophage therapies to disrupt and destroy biofilms and restore sensitivity to antibiotics;
●	the potential for bacteriophage technology being uniquely positioned to address the global threat of antibiotic resistance;
●	our planned development strategy, presenting data to regulatory agencies and defining planned clinical studies;
●	the expected timing of additional clinical trials, including Phase 1, Phase 2, Phase 2b, Phase 3 or registrational clinical trials;
●	our ability to manufacture and secure sufficient quantities of our product candidates for clinical trials;
●	the drug product candidates to be supplied by us for clinical trials;
●	the safety and efficacy of our product candidates;
●	our anticipated regulatory pathways for our product candidates;
●	the activities to be performed by specific parties in connection with clinical trials;

●	our ability to successfully complete preclinical and clinical development of, and obtain regulatory approval of our product candidates and commercialize any approved products on our expected timeframes or at all;
●	our pursuit of additional indications;
●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	our ability to obtain and maintain adequate coverage, pricing and reimbursement from third-party payors and governments;
●	the benefits of our product candidates;
●	the potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (“CFF”), and the U.S. Department of Defense (the “DoD”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $26.2 million DoD award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;

●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;
●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I

Item 1.     BUSINESS

Overview

We are a late clinical-stage biotechnology company focused on the development of high-purity and potency, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We have completed three Phase 2 clinical trials to date.

We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity and potency, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a clinical pipeline of high-quality bacteriophage product candidates. We believe that we are uniquely advancing two distinct clinical candidates, referred to as AP-PA02 and AP-SA02, targeting two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection as well as acute systemic bacterial infection. To date, we have completed three critical Phase 2 randomized, double-blind, placebo controlled clinical trials. We have combined our clinical data with rigorous and innovative in vitro science to extend our knowledge of phage biology enabling continued enhancement of in vivo phage function.

Importantly, we have improved our manufacturing processes, which significantly increases phage titers and purity, and improves production efficiency. Aligned with these improvements, we have been able to reproducibly produce high titer and high purity phages with lot-to-lot consistency, configuring our phage platform for full commercialization with the goal of ensuring commercial viability of our current and future phage product candidates across a variety of potential use cases.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

Our first phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the

U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. We received the full award’s amount in 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA03: Platform Expansion

Based on clinical findings with our intravenously administered S. aureus phage product candidate AP-SA02 (described below), and the approach that the Company’s P. aeruginosa phage cocktails are formulated with the same high potency and purity standards, we are exploring preclinical development of an intravenously administered P. aeruginosa phage cocktail for the treatment of acute ventilator-associated pneumonia (“VAP”) and other severe and difficult-to-treat infections caused by antibiotic-resistant and multidrug-resistant P. aeruginosa. Recognizing the distinct physiology of acute hospitalized pneumonia compared to chronic respiratory infections such as CF and NCFB, we are developing a novel phage cocktail specifically for acute bacterial pneumonia and have leveraged our extensive P. aeruginosa clinical isolate collection and phage library to identify AP-PA03 as a potential clinical candidate for this indication. Contingent upon securing sufficient funding, we may at the appropriate time in the future file an IND application in order to initiate clinical development of AP-PA03 for the treatment of VAP.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Clinical Development of AP-SA02 in Bacteremia: Completed Phase 1b/2a Study

In parallel to developing novel phage therapeutics that target chronic bacterial infections, we have an acute bacterial infection clinical development program focused on S. aureus bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

We believe a key advantage of our phage manufacturing expertise is the purity profiles and the lot-to-lot consistency of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous (“IV”) dosing is required. On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02.

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

Additionally, and consistent with the clinical response rate, patients treated with AP-SA02 showed trends toward rapid normalization of key predictors of mortality and complications in SAB including C-reactive protein and interleukin-10, shorter time to negative blood culture, quicker time to resolution of signs and symptoms at the infection site, shorter intensive care unit and hospital utilization.

Clinical efficacy was observed independent of the BAT utilized, in that all patients responded despite receiving different classes of antibiotics. The active and placebo arms were well-matched for antibiotics utilized. The clinical response rate also occurred independent of the site of infection, which were well-matched between the active and placebo arms, and were diverse ranging from endocarditis, to osteomyelitis, to septic joints, to deep wounds, and pneumonia. Moreover, phages in AP-SA02 administered systemically by IV push, were able to hone to the site of infection, bind to, penetrate and kill the target bacteria, enabling phage progeny to exit the burst bacteria and reenter the intravascular space including further target any remaining local bacteria. Phage are not able to continue to exist and replicate once all target bacteria have been killed.

Defined and reproducible laboratory derived stable genomic variants present in the AP-SA02 drug product may provide an immediate advantage, enabling rapid, strain-specific response to each patient’s S. aureus isolate. These characterized variants can expand from as little as 2% to dominance when infecting certain patient isolates in vitro, highlighting that these variants are favored for their enhanced ability to infect those clinical strains and the importance of integrating this diversity into Armata’s phage cocktail from the outset. This inherent flexibility may be central to achieving optimal therapeutic efficacy in the clinic.

Conclusions:

●	AP-SA02, combined with BAT, had a higher and earlier cure rate compared to placebo in patients with complicated SAB at day 12 as assessed by both blinded site investigators and independent adjudicators.
●	No patients who received AP-SA02 demonstrated non-response or relapse at one week post-BAT or at EOS, as assessed by both blinded site investigators and the independent adjudication committee, compared with approximately 25% non-response or relapse in the placebo group.
●	AP-SA02 appears safe with clinical efficacy against both MRSA and MSSA and trends toward earlier resolution and shorter hospitalization, with no evidence of relapse four weeks post-therapy.
●	We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of both antibiotic resistance patterns and site of infection.
●	Defined phage variants in AP-SA02 drug product ensure an intrinsic adaptive mechanism — a flexibility that may be key to achieving effective phage therapy from patient to patient.

On October 22, 2025, we highlighted the positive results from our Phase 2a diSArm clinical study of AP-SA02 in an oral presentation at IDWeek 2025TM. The abstract, titled, “A Phase 2a Randomized, Double-Blind, Controlled Trial of the Efficacy and Safety of an Intravenous (IV) Bacteriophage Cocktail (AP-SA02) vs. Placebo in Combination with Best Available Antibiotic Therapy (BAT) in Patients with Complicated Staphylococcus aureus Bacteremia,” was accepted as a late-breaking oral presentation, and was presented by Dr. Loren G. Miller, M.D., M.P.H., Professor of Medicine, David Geffen School of Medicine at UCLA, Chief, Division of Infectious Diseases at Harbor-UCLA Medical Center and the Lundquist Institute.

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

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated SAB. In January 2026, the Company announced the conclusion of an End-of-Phase 2 (“EOP2”) meeting written response from the FDA. The FDA’s Center for Biologics Evaluation and Research (“CBER”) division, upon reviewing our detailed EOP2 meeting package, confirmed that the safety and efficacy data from our Phase 2a diSArm study support advancement to Phase 3. The FDA provided critical guidance on key elements of the Phase 3 clinical study design, which will assess the superiority of AP-SA02 over the current standard of care for the treatment of complicated S. aureus bacteremia. The FDA provided comments on Chemistry, Manufacturing, and Controls (“CMC”) which we are aligning with our existing Phase 3 manufacturing and quality strategy. The FDA also included recommendations for the future Biologics License Application (“BLA”). As of the date of this filing, we are already addressing many of the clinical and CMC comments from the FDA.

On February 20, 2026, under Section 505E of the Federal Food, Drug, and Cosmetic Act, the FDA designated AP-SA02 for intravenous use as a Qualified Infectious Disease Product Designation (“QIDP”) for adjunct treatment of complicated bacteremia caused by methicillin-sensitive or methicillin-resistant S. aureus. To achieve QIDP designation, a drug candidate must be intended to treat serious or life-threatening infections, particularly those caused by bacteria and fungi that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. The QIDP designation makes AP-SA02 eligible to benefit from certain incentives for the development of new antibacterials provided under the Generating Antibiotic Incentives Now (“GAIN”) Act, including an additional five-year extension of Hatch-Waxman market exclusivity. Further, the QIDP designation makes AP-SA02 eligible for Fast Track status, which provides an opportunity for more frequent meetings and communication with the FDA, priority and rolling review, leading to potential accelerated approval of its BLA. As of the date of this filing, the Company has submitted to the FDA a request for Fast Track Designation for AP-SA02.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Superiority Study

The current proposed Phase 3 clinical study design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, is intended to assess the superiority of AP-SA02 administered as an adjunct to 4–6 weeks of BAT for the treatment of adults with complicated S. aureus bacteremia. The proposed trial design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, will evaluate clinical response at 7 days post BAT and/or 28 days post BAT as the primary study endpoint, and defined as resolution of all baseline signs and symptoms of bacteremia and negative blood cultures. Secondary endpoints include clinical response at day 14 (TOC), time to hospital discharge, microbiologic eradication evidenced by two consecutive negative blood cultures, and S. aureus-specific and all-cause mortality at day 14, 7 days post BAT and/or 28 days post BAT. The study is expected to enroll approximately 450 patients in a 2:1 randomization, powered to detect a 15% absolute improvement with 90% power at a 0.05 alpha level, and is designed to provide safety data from approximately 300 AP-SA02-treated subjects (receiving the full 7-day dose) to support a potential BLA. Safety and healthcare resource impact analyses will be included.

The Phase 3 study is anticipated to initiate in the second half of 2026.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 study for registration in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to infectious disease clinical treatment guidelines, requiring the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as prosthetic joint infections (“PJI”) and wound infections, for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in these indications, particularly infections caused by MRSA.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, PJI with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

Recent Financing

Credit Agreements and Warrants Extensions

On January 23, 2026, we entered into amendments to the March 2025 Credit Agreement, the 2024 Credit Agreement, the credit and security agreement, dated July 10, 2023 (the “2023 Credit Agreement”), and the Convertible Credit Agreement with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), a wholly owned subsidiary of Innoviva, Inc. (“Innoviva”), our principal stockholder and a related party, extending the maturity dates to June 1, 2027. In addition, we amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

December 2025 Sales Agreement

On December 1, 2025, we entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“Jones”), relating to the offer and sale of shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal.

August 2025 Credit Agreement

On August 11, 2025, we entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva Sub. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

March 2025 Credit Agreement

On March 12, 2025, we entered into a credit and security agreement (the “March 2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “March 2025 Loan”) with Innoviva Sub. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

2024 Credit Agreement

On March 4, 2024, we entered into the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”), for the secured term loan facility in an aggregate amount of $35.0 million (the “2024 Loan”) with Innoviva Sub. The 2024 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, we amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the secured term loan facility in the aggregate amount of $25.0 million (the “2023 Loan”) and 2023 Credit Agreement with Innoviva Sub, to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

Convertible Credit Agreement

On January 10, 2023, we received the convertible loan (the “Convertible Loan”) in the aggregate amount of $30.0 million from Innoviva Sub pursuant to the secured convertible credit and security agreement, dated January 10, 2023, with Innoviva Sub (the “Convertible Credit Agreement”). The Convertible Loan bears interest at a rate of 8.0% per annum and is scheduled to mature on June 1, 2027.

The Convertible Loan principal and accrued interest are payable at maturity. Repayment of the Convertible Loan is guaranteed by our domestic subsidiaries and foreign material subsidiaries, and the Convertible Loan is secured by substantially all of our assets and the subsidiary guarantors.

The Convertible Credit Agreement provides that if there is a financing from new investors of at least $30.0 million (a “Qualified Financing”), the outstanding principal amount of and all accrued and unpaid interest on the Convertible Loan shall be converted into shares of our common stock (the “Common Stock”), at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Convertible Credit Agreement also required us to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which we originally filed on February 13, 2023 and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

Pipeline

The following chart summarizes the status of our phage product candidate development programs and partners.

Strategy

Our strategy is to demonstrate the safety, tolerability and definitive efficacy of multiple phage products in randomized controlled clinical trials required for FDA approval and to support commercialization in both acute and chronic indications of high unmet medical need, including bacterial infections caused by multidrug-resistant and difficult-to-treat pathogens. Our fully integrated product development capabilities from bench to clinic enable the discovery of optimal phage product candidates, and include the effective adaptation of phages to uniquely engineered host cells, essential for efficient process development and resulting in improved purity, potency, stability, and manufacturability, to power rigorous human clinical trials. Our microbiological surveillance and synthetic biology capabilities drive long-term product life cycle management and expansion of the phage platform and potential clinical indications. We intend to:

●	Advance late-stage clinical trials of AP-SA02 in patients with bacteremia due to acute infection with S. aureus, including methicillin-resistant S. aureus (“MRSA”), as an alternative to antibiotics and/or to significantly limit duration of antibiotic use.
●	Develop AP-SA02 for the treatment of other antibiotic-resistant and difficult-to-treat S. aureus infections such as PJI and wound infections.
●	Advance clinical trials of AP-PA02 in patients with CF and NCFB, both chronic pulmonary P. aeruginosa infections, as an alternative to inhaled antibiotics.
●	Develop other bacteriophage therapeutics, potentially including AP-PA03, for the treatment of antibiotic-resistant and difficult-to-treat P. aeruginosa acute respiratory infections, including ventilator-associated pneumonia (“VAP”) and other severe acute infections caused by multidrug-resistant P. aeruginosa.

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

MRSA: methicillin-resistant Staphylococcus aureus; VRE: vancomycin resistant enterococci; PDR: pandrug-resistant; AMR: antimicrobial resistance

The rapid and continuous emergence of antibiotic-resistant bacteria, coupled with a lack of novel next generation antibiotics in the pipeline, has prompted urgent calls to action from global health authorities including the U.S. Centers for Disease Control and Prevention (the “CDC”) and the World Health Organization (the “WHO”). Both agencies warn of a looming “post-antibiotic era”, in which common infections and routine medical procedures could once again become life-threatening. Antimicrobial resistance (“AMR”) is considered a top 10 global public health threat by the WHO. The Infectious Diseases Society of America (“IDSA”) highlights the crisis as a major threat to human health, driving up mortality and costs by reducing the effectiveness of treatments for bacterial and other infections. The threat of broadening antibiotic resistance as well as the impact of broad-spectrum antibiotics on the human microbiome, has been identified as an important new expanded area of research by the National Institutes of Health (“NIH”)/National Institute of Allergy and Infectious Diseases (“NIAID”). The CDC estimates that at least 2.5 million people in the United States develop infections due to resistant bacteria resulting in more than 35,000 deaths each year; the true mortality burden may be far greater according to a report from the Washington University School of Medicine. A growing list of bacterial infections, including bacteremia/septicemia, pneumonia, tuberculosis, gonorrhea, and foodborne diseases, are increasingly difficult to treat as existing antibiotics lose effectiveness due to resistance. The European Antimicrobial Resistance Surveillance System cautioned that “the loss of effective antimicrobial therapy increasingly threatens the delivery of crucial health services in hospitals and in the community.” This conclusion was reinforced by the Antimicrobial Availability Task Force of the IDSA, and the European Centre for Disease Prevention and Control in conjunction with the European Medicines Agency (the “EMA”). The Global Burden of Disease (“GBD”) Antimicrobial Resistance Collaborators, a worldwide consortium of researchers, led by the Institute for Health Metrics and Evaluation, estimated that in 2019, bacterial antimicrobial resistance was associated with approximately 4.95 million deaths worldwide, including 1.27 million deaths directly attributable to resistant infections. Their 2021 update projects 39 million deaths between 2025 and 2050 without stronger intervention. The GBD Antimicrobial Resistance Collaborators' work highlights that AMR is a leading cause of death globally, urging for better surveillance, antibiotic stewardship, and new treatment developments.

The NIH/NIAID, U.S. Department of Health and Human Services (“HHS”), and FDA each affirm that antimicrobial resistance represents one of the most urgent public health challenges of our time. HHS’s National Action Plan for

Combating Antibiotic-Resistant Bacteria outlines a coordinated “One Health” strategy to address this escalating crisis, while FDA emphasizes its commitment to advancing innovative antibacterial therapies to restore treatment effectiveness.

Global analyses underscore the scale of the antimicrobial resistance crisis, and collectively, these global authorities emphasize that antimicrobial resistance (“AMR”), including resistance among priority pathogens such as S. aureus and P. aeruginosa, remains an urgent and growing threat requiring sustained therapeutic innovation.

Increased public funding as well as foundation funding remain essential to bring new and novel antibacterial therapies forward through full cycle development to combat the rise in antibiotic-resistance bacteria. Definitive randomized controlled clinical trials to test promising novel therapeutics as alternatives to traditional antibiotics must be funded in order to combat the growing issue of drug-resistant bacterial infections in the United States and across the globe.

Anti-Infective Therapeutics Market

The market opportunity for antibiotics is large, with recent industry forecasts estimating the global antibiotics market will exceed $58 billion in annual sales globally in 2027 and grow to more than $83 billion by 2032. Other recent forecasts put the current market at roughly $50 billion with projected growth to exceed $70 billion by the early 2030s. According to the WHO, increasing antimicrobial resistance is reducing the effectiveness of current standard-of-care antibiotics, making many bacterial infections harder to treat and in some cases potentially untreatable as resistance continues to rise, and WHO data show that a substantial proportion of bacterial infections are now resistant to antibiotic treatments. Despite the advances in antimicrobial and vaccine development, infectious diseases still remain among the leading causes of death globally and continue to impose a substantial clinical and economic burden in both developed and developing markets worldwide.

The number of new antibiotics approved by the FDA and other global regulatory authorities has declined consistently over the last two decades. According to recent analyses by the WHO, while approximately 90 antibacterial agents are currently in clinical development worldwide, only a limited subset are considered innovative or target priority drug-resistant pathogens. WHO has consistently reported that the clinical pipeline remains insufficient to adequately address the increasing prevalence of multidrug-resistant organisms, including priority pathogens such as P. aeruginosa. In contrast, other therapeutic areas, such as oncology, continue to benefit from substantially larger development pipelines. The relative scarcity of innovative antibacterial agents underscores the unmet medical need and the potential market opportunity for differentiated therapies targeting serious and drug-resistant infections. Published industry analyses estimate that the overall probability of success for anti-infective therapeutics from Phase 1 through regulatory approval is in the mid-teens, approximately 15–17%, reflecting the significant attrition risk inherent in infectious disease drug development. We therefore believe there remains a substantial need for new and differentiated approaches to treat serious and life-threatening bacterial infections.

Healthcare-associated infections (“HAIs”) are a major healthcare problem throughout the world, affecting developed countries as well as resource-poor countries. The WHO has reported that HAIs represent a significant global public health challenge and are associated with increased morbidity and mortality among hospitalized patients. According to the CDC, HAIs remain a significant patient safety concern in the United States. CDC surveillance data indicate that on any given day approximately one in 31 hospitalized patients has at least one HAI, and more than one million HAIs occur annually in U.S. acute care hospitals. Common infection types include central line-associated bloodstream infections, catheter-associated urinary tract infections, surgical site infections, C. difficile infections, and MRSA bloodstream infections.

Compounding the above situations is the alarming and continuing rise in the prevalence of multidrug-resistant bacterial infections. This, coupled with the lack of new antibiotics in current discovery and development pipelines, has generated a significant clinical management problem worldwide, with antibiotic-resistant infections contributing to substantial morbidity, mortality and increased healthcare costs.

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

With the growing problem of antimicrobial resistance, we believe it is essential that phage safety and efficacy be demonstrated by conducting rigorous well-powered randomized controlled clinical trials required for FDA approval, in order to move toward commercialization of phage therapy as an alternative to traditional antibiotics and to bring a potential solution to all patients suffering from drug-resistant bacterial infections.

Armata combines its proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered bacteriophages with its proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a clinical pipeline of high-quality bacteriophage product candidates. Importantly, we have improved our manufacturing processes, which significantly increases phage titers and purity, and improves production efficiency, with the goal of ensuring commercial viability of our phage product candidates. We remain committed to our mission to evaluate phage-based therapeutics in randomized controlled clinical trials that evaluate safety and efficacy required to support potential regulatory approval and commercialization of our phage product candidates as alternatives to traditional antibiotics, providing a potential method of treating patients suffering from antibiotic-resistant and difficult-to-treat bacterial infections. We believe that we are uniquely advancing multiple phage product candidates to address both chronic and acute bacterial infections with significant unmet medical needs.

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

Hospitalized Pneumonia

Hospital-acquired pneumonia (“HAP”), including VAP, remains a serious healthcare-associated infection in the United States. VAP caused by P. aeruginosa represents a significant unmet medical need in critically ill patients. Published studies have reported mortality rates ranging from approximately 30% to 50% in high-risk ICU populations, particularly in cases involving multidrug-resistant strains. VAP is associated with prolonged intensive care unit and hospital stays, increased healthcare costs, and substantial antibiotic utilization in the ICU setting. The clinical severity of P. aeruginosa VAP, combined with rising antimicrobial resistance and limited availability of novel anti-pseudomonal therapies, underscores the potential market opportunity for differentiated therapeutic approaches targeting this serious and life-threatening infection.

Staphylococcus aureus Infections

Bacteremia

Bacteremia is a bacterial infection of the bloodstream. A common diagnosis, the CDC estimates that up to 1.7 million people in the United States develop bacteremia each year. S. aureus is the most commonly identified pathogen in both hospital- and community-acquired bloodstream infections. The annual U.S. incidence of S. aureus bacteremia (“SAB”) in a hospitalized setting is estimated at approximately 110,000 to 187,000 cases, with rates expected to remain high through at least 2040. Complicated SAB represents one of the most severe manifestations of infection with S. aureus. Approximately 40% of SAB cases are classified as complicated, defined by persistent bacteremia, sustained fever beyond 72 hours despite therapy, infective endocarditis, infected prosthetic devices, or metastatic infection, such as deep tissue abscess, vertebral osteomyelitis, or central nervous system involvement. Complicated SAB is associated with substantial morbidity and high mortality, estimated at 10–30% within 30 days. Patients with complicated SAB frequently experience prolonged hospitalization, high relapse rates, persistent bacteremia, and significant healthcare utilization. Despite conventional antibiotics, mortality in SAB results in the death of up to 40% of all cases and 57% of patients over the age of 85. Patients with comorbidities such as alcoholism, malignancy, diabetes, end-stage renal disease requiring hemodialysis, and immunosuppression are at even higher risk for death when SAB develops. Age-adjusted mortality assessments show that SAB mortality is higher than that of AIDS, tuberculosis, or viral hepatitis, and comparable to mortality rates for breast or prostate cancer. Outcomes are even poorer for SAB due to MRSA, classified as a serious threat to global health by the CDC and a high priority threat by the WHO, with higher rates of complications and increased mortality as compared to MSSA. The average cost per hospitalization is estimated at approximately $31,000, and total annual U.S. expenditures attributable to complicated SAB exceed $828 million. Compared with other hospitalized patients, individuals with SAB experience approximately double the length of stay, cost, and mortality risk. The presence of infective endocarditis further increases morbidity and mortality risk, often necessitating prolonged intravenous therapy, surgical intervention, and extended hospitalization. Treatment failures are common in SAB, with highest rates due to MRSA. These failures can be attributed in part to poor penetration of some tissues by antibiotics, slow onset of bactericidal effects, emerging resistance patterns, and biofilm formation. While biofilms can render traditional antibiotics ineffective, phages may have the ability to penetrate the biofilm allowing rapid and efficient infection of the host and amplification at the site of infection. Despite decades of antibiotic development, therapeutic options for complicated SAB remain limited and suboptimal, and management often depends on a small number of cornerstone intravenous agents. Existing standard-of-care therapies are limited by toxicity, resistance, and anatomical constraints, reinforcing the seriousness of the condition and the vulnerability of the affected hospitalized population. Vancomycin remains a standard-of-care therapy for MRSA infections but is associated with nephrotoxicity. Daptomycin, another key agent used in SAB and endocarditis, is associated with adverse effects including myopathy, rhabdomyolysis, eosinophilic pneumonia, and hypersensitivity reactions. Daptomycin therapy has also been associated with eosinophilic pneumonia and C. difficile–associated diarrhea. Because complicated SAB frequently requires prolonged intravenous therapy of 4–6 weeks, the cumulative risk of toxicity, the need for laboratory monitoring, and the potential for treatment discontinuation or escalation are clinically significant. In patients who are intolerant of, allergic to, or experience toxicity from first-line agents, therapeutic options may become constrained, further complicating management of an already life-threatening infection. Until 2024, daptomycin (approved in 2006; based on non-inferiority and clinical cure rates of less than 50%) and vancomycin were the only two FDA-approved antibiotics with label indications in the United States for the treatment of SAB, and the emergence of drug-resistant S. aureus isolates, including to these two standard of care drugs, represents a major threat in terms of increasing morbidity, mortality and health care utilization. In April 2024, the FDA approved Zevtera (ceftobiprole medocaril sodium for injection) based on non-inferiority for the treatment of adults with SAB.

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

Platform Technologies

Proprietary Phage Platform Offers Opportunities to Efficiently Expand into Different Indications

Our proprietary bacteriophage platform is designed to enable efficient development and lifecycle expansion of targeted phage therapies across multiple serious bacterial infections. We are initially focusing on two important target pathogens, S. aureus and P. aeruginosa, with lead indications including complicated S. aureus bacteremia, S. aureus prosthetic joint infections, chronic P. aeruginosa respiratory infections in people with CF and NCFB, and a preclinical stage program targeting acute Pseudomonas pneumonia. Multiple potential follow-on opportunities exist including uncomplicated S. aureus bacteremia, VAP, wound infections, prosthetic joint infections, and additional bloodstream infections.

The phage product development platform is structured to support multiple routes of administration, including inhaled (nebulized), systemic (intravenous), and topical delivery, and is intended to allow efficient modification of existing off-the-shelf phage cocktails to expand into adjacent indications and additional high-priority pathogens.

We maintain robust phage and bacterial libraries to facilitate target expansion and believes our differentiated, modular development approach may enable cost-effective advancement across multiple organisms and clinical indications. Moreover, multi-phage cocktail redundancy is intended to mitigate resistance development by incorporating multiple phages from different phage families targeting the same organism.

Importantly, we have developed proprietary processes over more than a decade to optimize purity, potency, and drive manufacturing efficiency of our phages, including the use of engineered manufacturing hosts.

Our phage product development capabilities span from earliest discovery through clinical trials, and we have the skills and capabilities for the segments in between that are essential for us to bring forth high quality phage products that are well-selected, well-characterized and well-made whose behavior offer potential clinical benefit; these represent computational discovery pipelines, preclinical development, process development and analytical sciences, and in-house chemistry, manufacturing and controls (“CMC”) designed to support all stages of clinical development and full commercialization.

Synthetic Phage Platform

Phages, natural predators of bacteria, have been in an uninterrupted battle for millions of years – evolving to kill or evade. These powerful natural well-adapted phages can sometimes be purposely engineered to be more efficient killers. Our team of microbiologists and synthetic biologists hunt for natural phages and evaluate the suitability of these natural phages for engineering and adaptation using our proprietary phage engineering platform, which can serve to enhance the clinical and commercial prospects of phage therapy.

The use of synthetic biology tools enables us to precisely engineer some natural phages in ways that further improve their pharmacological properties and antimicrobial activity. Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

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

Engineering Host and Phage to Confer Desirable Properties:

Depending on the target pathogen, identified natural phages are engineered to enable desirable phenotypes such as wide host range, payload expression, biofilm degradation, resistance prevention, and bioactive peptide display. Engineered phages are evaluated both in vitro and in vivo to determine pharmacological and toxicological parameters to confirm their potential in the clinic. Engineering the host is critical to decreasing drug product contaminants.

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

We have developed AP-PA02 as a sterile liquid formulation, suitable for delivery by inhalation. Through the end of 2024, clinical trial material of AP-PA02 was manufactured under cGMP at our production facility in Marina del Rey, California. As of 2025, clinical trial material of AP-PA02 is being manufactured under cGMP at our production facility in Los Angeles, California to support the required regulatory filing(s) for clinical entry both inside and outside the United States.

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

In the first quarter of 2023, Armata announced positive topline results from the completed “SWARM-P.a.” study. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics (PK) findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum and exposure achievement relatively consistent across patient subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. Moreover, correlation was seen between increasing phage dose and reduction in the bacterial load supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics.

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

The Tailwind study was conducted in two cohorts running in parallel: subjects in one cohort (cohort A) received inhaled AP-PA02 as monotherapy, while subjects in another cohort (cohort B) received inhaled AP-PA02 in combination with inhaled anti-pseudomonal antibiotic treatment. Subjects in both cohorts were dosed at home by nebulization with study drug administered every 12 hours for 10 days and were followed for approximately four weeks after receiving their last dose of study drug. The primary efficacy endpoint was the reduction in P. aeruginosa colony forming units (“CFU”) in lung sputum at one week following completion of dosing (day 17) compared to baseline. Per the statistical analysis plan, efficacy analysis of each independent cohort showed no significant difference between subjects treated with AP-PA02 and placebo due to small numbers of subjects in each cohort. Notably, a post-hoc intent-to-treat analysis (n=33 active and n=15 placebo; all subjects from both cohorts) demonstrated a statistically significant reduction of P. aeruginosa CFUs in the lung at day 17 (AP-PA02 vs. placebo; P=0.05). The reduction in P. aeruginosa CFUs persisted two weeks following completion of dosing with AP-PA02 when compared with placebo at day 24 (AP-PA02 vs. placebo; P=0.015). Additionally, paired analysis of P. aeruginosa CFU density at baseline compared to day 10 (P=0.03), day 11 (P=0.01), day 17 (P=0.003) and day 24 (P=0.018) was significant in the AP-PA02-treated cohort. We believe the data suggest that AP-PA02 alone is as effective as the combination therapy of phage and antibiotics in reducing P. aeruginosa CFUs in the lung. Additionally, approximately one-third of subjects treated with phage monotherapy exhibited at least a 2-log CFU reduction in P. aeruginosa compared to no reduction in placebo treated subjects.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA03: Platform Expansion

Based on clinical findings with our intravenously administered S. aureus phage product candidate AP-SA02 (described below), and the approach that the Company’s P. aeruginosa phage cocktails are formulated with the same high potency and purity standards, we are exploring preclinical development of an intravenously administered P. aeruginosa phage cocktail for the treatment of acute ventilator-associated pneumonia (“VAP”) and other severe and difficult-to-treat infections caused by antibiotic-resistant and multidrug-resistant P. aeruginosa. Recognizing the distinct physiology of acute hospitalized pneumonia compared to chronic respiratory infections such as CF and NCFB, we are developing a novel phage cocktail specifically for acute bacterial pneumonia and have leveraged our extensive P. aeruginosa clinical isolate collection and phage library to identify AP-PA03 as a potential clinical candidate for this indication. Contingent upon securing sufficient funding, we may at the appropriate time in the future file an IND application in order to initiate clinical development of AP-PA03 for the treatment of VAP.

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

We have developed AP-SA02 as a sterile solution, suitable for delivery by intravenous administration. Clinical trial material of AP-SA02 is being manufactured under cGMP at our production facility in Los Angeles, California to support the required regulatory filing(s) for clinical entry both inside and outside the United States.

We combine our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance high-quality bacteriophage product candidates for late-stage clinical development. We believe a key advantage of our phage manufacturing expertise is the purity profiles of our phage products, including AP-SA02, our phage product candidate targeting S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous dosing is required. Improvements in our proprietary upstream manufacturing processes have resulted in multi-fold increases in phage titer. Additionally, significant improvements in recovery throughout our processes has resulted in five-fold more doses from a single production run. We have improved our overall production efficiency with the goal of ensuring commercial viability. The Los Angeles site’s approximately 10,000 square foot cGMP facility enables us to operate efficient manufacturing processes to support all stages of clinical development, including Phase 3, and importantly, allows for full commercialization from the current facility, streamlining the timeline from potential successful pivotal trial to a BLA.

Clinical Development of AP-SA02 in Bacteremia: Completed Phase 1b/2a Study

On November 17, 2021, Armata received approval for the study to proceed from the FDA for its IND application for AP-SA02 to initiate the “diSArm” study (NCT05184764), a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 in addition to BAT compared to BAT alone (placebo) for the treatment of adults with complicated SAB. The objectives of this study were to: (i) demonstrate safety and tolerability of multiple different dose levels of AP-SA02; (ii) evaluate optimal dosing through safety, pharmacokinetics and microbial efficacy; and (iii) explore efficacy through evaluation of key meaningful endpoints. The study was conducted at sites in the United States and also at sites abroad in Australia.

On May 19, 2025, we announced positive topline data from the Phase 1b/2a diSArm study of AP-SA02 in complicated S. aureus bacteremia. All doses of AP-SA02 were dosed intravenously every six hours for five days. The primary clinical efficacy endpoint for the Phase 2a portion of the diSArm study was clinical outcome (responder rate) in subjects with complicated bacteremia, measured at (i) TOC for AP-SA02, defined as one week following the end of IV treatment with AP-SA02 (day 12), (ii) TOC for BAT, defined as one week following the end of IV BAT, and (iii) end of study (“EOS”), defined as four weeks following the end of IV BAT. Clinical outcome was evaluated by both the blinded site investigators and a blinded Clinical Efficacy Adjudication Committee (the “CEAC”) in the intent-to-treat (“ITT”) population.

Safety and efficacy were assessed in the ITT population, which included all subjects (n=50) who received at least one dose of AP-SA02 or placebo. The Phase 2a study enrolled and dosed 42 patients, with 29 randomized to AP-SA02 in addition to BAT and 13 to placebo (BAT alone). MRSA was the causative pathogen in ~38% of both the AP-SA02 and placebo groups.

AP-SA02 was well-tolerated with no serious adverse events related to the study drug. Two subjects had adverse events that were possibly related to the study drug: one with transient liver enzyme elevation and one with hypersensitivity that resolved with discontinuation of vancomycin.

A statistically significant increase in clinical response rate was observed at TOC for AP-SA02 (day 12) in AP-SA02 treated subjects (88%; 21/24) versus placebo (58%; 7/12) (p = 0.047) as assessed by blinded site investigators, and 83% (20/24) in the AP-SA02 group versus 58% (7/12) in the placebo group as assessed by the blinded CEAC. At TOC for BAT and at EOS, 100% of the AP-SA02 treated subjects had clinically responded (p = 0.017) versus 25% of placebo subjects considered non-responsive due to either relapse or treatment failure, consistent with the non-responder rate reported in the literature for recent Phase 3 trials. Of note, the clinical response with AP-SA02 occurred regardless of whether subjects were infected with MSSA or MRSA. All subjects infected with MRSA and treated with AP-SA02 and BAT cleared their infection by TOC for BAT with no evidence of relapse through EOS, as compared to the relapse rate of BAT alone as noted above. Supporting the investigator assessment, clinical outcome was assessed by the CEAC, who agreed that subjects who received placebo had a 22% and 25% non-responder rate at TOC with BAT and at EOS, respectively, while 100% of the subjects who received AP-SA02 clinically responded (p = 0.025: TOC BAT; p = 0.020: EOS).

Additionally, and consistent with the clinical response rate, patients treated with AP-SA02 showed trends toward rapid normalization of key predictors of mortality and complications in SAB including C-reactive protein and interleukin-10, shorter time to negative blood culture, quicker time to resolution of signs and symptoms at the infection site, shorter intensive care unit and hospital utilization.

Clinical efficacy was observed independent of the BAT utilized, in that all patients responded despite receiving different classes of antibiotics. The active and placebo arms were well-matched for antibiotics utilized. The clinical response rate also occurred independent of the site of infection, which were well-matched between the active and placebo arms, and were diverse ranging from endocarditis, to osteomyelitis, to septic joints, to deep wounds, and pneumonia. Moreover, phages in AP-SA02 administered systemically by IV push, were able to hone to the site of infection, bind to, penetrate and kill the target bacteria, enabling phage progeny to exit the burst bacteria and reenter the intravascular space including further target any remaining local bacteria. Phage are not able to continue to exist and replicate once all target bacteria have been killed.

Defined and reproducible laboratory derived stable genomic variants present in the AP-SA02 drug product may provide an immediate advantage, enabling rapid, strain-specific response to each patient’s S. aureus isolate. These characterized variants can expand from as little as 2% to dominance when infecting certain patient isolates in vitro, highlighting that these variants are favored for their enhanced ability to infect those clinical strains and the importance of integrating this diversity into Armata’s phage cocktail from the outset. This inherent flexibility may be central to achieving optimal therapeutic efficacy in the clinic.

Conclusions:

●	AP-SA02, combined with BAT, had a higher and earlier cure rate compared to placebo in patients with complicated SAB at day 12 as assessed by both blinded site investigators and independent adjudicators.

●	No patients who received AP-SA02 demonstrated non-response or relapse at one week post-BAT or at EOS, as assessed by both blinded site investigators and the independent adjudication committee, compared with approximately 25% non-response or relapse in the placebo group.
●	AP-SA02 appears safe with clinical efficacy against both MRSA and MSSA and trends toward earlier resolution and shorter hospitalization, with no evidence of relapse four weeks post-therapy.
●	We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of both antibiotic resistance patterns and site of infection.
●	Defined phage variants in AP-SA02 drug product ensure an intrinsic adaptive mechanism — a flexibility that may be key to achieving effective phage therapy from patient to patient.

On October 22, 2025, we highlighted the positive results from our Phase 2a diSArm clinical study of AP-SA02 in an oral presentation at IDWeek 2025TM. The abstract, titled, “A Phase 2a Randomized, Double-Blind, Controlled Trial of the Efficacy and Safety of an Intravenous (IV) Bacteriophage Cocktail (AP-SA02) vs. Placebo in Combination with Best Available Antibiotic Therapy (BAT) in Patients with Complicated Staphylococcus aureus Bacteremia,” was accepted as a late-breaking oral presentation, and was presented by Dr. Loren G. Miller, M.D., M.P.H., Professor of Medicine, David Geffen School of Medicine at UCLA, Chief, Division of Infectious Diseases at Harbor-UCLA Medical Center and the Lundquist Institute.

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

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated SAB. In January 2026, the Company announced the conclusion of an EOP2 meeting written response from the FDA. The FDA’s CBER division, upon reviewing our detailed EOP2 meeting package, confirmed that the safety and efficacy data from our Phase 2a diSArm study support advancement to Phase 3. The FDA provided critical guidance on key elements of the Phase 3 clinical study design, which will assess the superiority of AP-SA02 over the current standard of care for the treatment of complicated S. aureus bacteremia. The FDA provided comments on Chemistry, Manufacturing, and Controls (“CMC”) which we are aligning with our existing Phase 3 manufacturing and quality strategy. The FDA also included recommendations for the future BLA. As of the date of this filing, we are already addressing many of the clinical and CMC comments from the FDA.

On February 20, 2026, under Section 505E of the Federal Food, Drug, and Cosmetic Act, the FDA designated AP-SA02 for intravenous use as a QIDP for adjunct treatment of complicated bacteremia caused by methicillin-sensitive or methicillin-resistant S. aureus. To achieve QIDP designation, a drug candidate must be intended to treat serious or life-threatening infections, particularly those caused by bacteria and fungi that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. The QIDP designation makes AP-SA02 eligible to benefit from certain incentives for the development of new antibacterials provided under the Generating Antibiotic Incentives Now (“GAIN”) Act, including an additional five-year extension of Hatch-Waxman market exclusivity. Further, the QIDP designation makes AP-SA02 eligible for Fast Track status, which provides an opportunity for more frequent meetings and communication with the FDA, priority and rolling review, leading to potential accelerated approval of its BLA. As of the date of this filing, the Company has submitted to the FDA a request for Fast Track Designation for AP-SA02.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Study

The current proposed Phase 3 clinical study design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, is intended to assess the superiority of AP-SA02 administered as an adjunct to 4–6 weeks of BAT for the treatment of adults with complicated S. aureus bacteremia. The proposed trial design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, will evaluate clinical response at 7 days post BAT and/or 28 days post BAT as the primary study endpoint, and defined as resolution of all baseline signs and symptoms of bacteremia and negative blood cultures. Secondary endpoints include clinical response at day 14 (TOC), time to hospital discharge, microbiologic eradication evidenced by 2 consecutive negative blood cultures, and S. aureus-specific and all-cause mortality at day 14, 7 days post BAT and/or 28 days post BAT. The study is expected to enroll approximately 450 patients in a 2:1 randomization, powered to detect a 15% absolute improvement with 90% power at a 0.05 alpha level, and is designed to provide safety data from approximately 300 AP-SA02-treated subjects (receiving the full 7-day dose) to support a potential BLA. Safety and healthcare resource impact analyses will be included.

The Phase 3 study is anticipated to initiate in the second half of 2026.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 study for registration in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to infectious disease clinical treatment guidelines, requiring the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

Additional Clinical Indications for AP-SA02

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, PJI with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

Additional Clinical Indications for AP-SA02

Improved patient outcomes are needed for other Staphylococcal infections, in settings such as PJI and wound infections, for which antimicrobial resistance is a growing concern. We believe AP-SA02 could also have a meaningful impact in these indications, particularly infections caused by MRSA.

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, PJI with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

Discovery Research

In addition to developing our more advanced pipeline programs described above targeting Pseudomonas and Staphylococcus, we continue phage discovery efforts by screening other interesting bacterial targets against our phage library in order to further expand our clinical pipeline. Klebsiella pneumoniae phage, for example, is a potentially important addition to treatment options for serious lung infections.

We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile. The developing science of the microbiome highlights the potential to impact a broad array of human disease, from oral healthcare to systemic diseases, such as autoimmunity, immuno-oncology, chronic metabolic disorders, and neurodegenerative disorders. The complexity of the developing science demands a broad effort in clarifying microbial-host interactions, designing intervention strategies, and crafting a viable clinical path. We believe Armata’s phage platform has the potential to develop meaningful microbiome therapies utilizing the exquisite specificity offered by natural and/or synthetic bacteriophages.

Furthermore, powerful natural well-adapted phages can sometimes be purposely engineered to be more efficient killers. Our team of microbiologists and synthetic biologists hunt for natural phages and evaluate the suitability of these natural phages for engineering and adaptation using our proprietary phage engineering platform, which can serve to enhance the clinical and commercial prospects of phage therapy. The use of synthetic biology tools enables us to precisely engineer some natural phages in ways that further improve their pharmacological properties and antimicrobial activity. Attributes of engineered phages can include expanded host range, improved potency which is a fundamental drug property that can translate into improved clinical efficacy, and biofilm disruption, which is a critical aspect of serious infections that needs to be addressed.

Manufacturing

Our Los Angeles headquarters, which spans approximately 56,300 feet, consists of laboratory and administrative space, and approximately 10,000 square feet of state-of-the-art current GMP manufacturing clean room space with an automated fill and finish suite, and quality control laboratories for internal testing and release of clinical trial material. The facility is licensed by the California Department of Public Health for drug manufacturing and is subject to periodic, unannounced inspections for compliance with cGMP and other state and federal laws and regulations. The facility is subject to periodic inspections by the City of Los Angeles and Los Angeles County for fire hazard and waste management and is in compliance with all applicable regulations. Our facility is staffed with an independent Quality Unit (Quality Assurance and Quality Control) and manufacturing and facilities personnel trained under cGMPs.

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

In November 2025, we announced that our manufacturing facility has been formally commissioned. As part of the commissioning process, the FDA has been notified that production has commenced, and full production runs have been completed with no issues or concerns. The facility reflects our commitment to onshore manufacturing, from procurement of active pharmaceutical ingredients through fill and finish activities, to ensure that we can achieve the quality, quantity, and consistency of high-purity phage that our clinical programs require, while aligning with the federal government's efforts to further secure the essential medicine supply chain through domestic manufacturing. The facility allows us to manufacture our proprietary high-purity, multi-phage cocktails in support of our future clinical trials, including advancement of our lead clinical asset, AP-SA02, into a Phase 3 trial, as well as to support future commercial production and potential partnering and contract manufacturing opportunities.

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

Bacteriophage Patent Portfolio

As of December 31, 2025, we owned or had exclusive license rights to a total of 155 patents and applications: 13 U.S. patents, 10 U.S. patent applications, 76 foreign patents, and 56 foreign patent applications, with nominal expiration on various dates through 2045. The Company has additional competitive moat due to manufacturing complexity and extensive proprietary process development knowledge. Patent term adjustments or patent term extensions could result in later expiration dates. We believe these patents and applications cover our lead phage therapeutic programs and use thereof, synthetic phage and methods of manufacture thereof, beneficial effects of bacteriophage treatment - including treatment and prevention of bacteria-associated cancers, bacteriophage combinations, the sequential use of bacteriophages in combination with conventional antibiotics, genetic sequence variations, methods to reduce antibiotic resistance, methods to treat bacterial biofilms, methods to design therapeutic combination panels of bacteriophage, disinfection methods using bacteriophages, bacteriophage mutants having increased bacterial host spectra, and compositions and methods for selecting populations of bacteriophage.

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

Sales and Marketing

We have full worldwide commercial rights to all of our phage-based product candidates to treat drug-resistant bacterial infections, including our product candidates: AP-PA02 and AP-PA03 for the treatment of chronic and acute P. aeruginosa respiratory infections, and AP-SA02 for the treatment of S. aureus infections. We believe we can maximize the value of our company by retaining substantial global commercialization rights to these product candidates and, where appropriate, entering into partnerships to develop and commercialize these product candidates.

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

Material Agreements

Strategic Alliances and Research Agreements

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, dose escalation study to assess the safety, tolerability and efficacy of the Company’s phage-based candidate, AP-SA02, for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

Facilities

Our corporate headquarters are located in Los Angeles, California, with an address of 5005 McConnell Avenue, Los Angeles, CA 90066 (the “McConnell Facility”). On October 28, 2021, we entered into a lease for approximately 56,300 square feet of office, research and development and manufacturing space (~10,000 square feet) at the McConnell Facility, under a non-cancellable lease (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Office space and research laboratories have been occupied since the third quarter of 2023, with cGMP manufacturing space (~10,000 square feet) fully constructed and occupied in the second half of 2024.

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

We believe that our facilities are adequate for our current and long-term needs. Additionally, we believe our McConnell facility, offering 10,000 square feet of manufacturing capacity, will allow us to pursue contract manufacturing opportunities for phage and potentially other advanced biologics.

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

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice requirements (“GLP”) or other applicable regulations;
●	Submission to the FDA of an IND application, which must be granted before human clinical trials may begin in the United States or internationally if submitting results to the FDA;
●	Performance of adequate and controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use or uses;
●	Submission to the FDA of a BLA for a new biological product;
●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with the FDA’s cGMP regulations, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	Potential FDA inspection of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA; and
●	FDA’s approval of the BLA, which must occur before a biological product can be marketed or sold in the United States.

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

Pediatric Information

Under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an EOP2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Diagnostics

We may employ companion diagnostics to help us to more accurately identify patients with a particular bacterial strain, both during our clinical trials and in connection with the commercialization of our product candidates that we are developing or may in the future develop. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Other U.S. Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the products, if any, for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;
●	federal civil and criminal false claims laws and civil monetary penalties laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government;

●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information, and impose notification obligations in the event of a data breach involving such information;
●	the federal transparency requirements under the Affordable Care Act (the “ACA”), including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction. In addition, some states have passed laws that require pharmaceutical companies to comply with the applicable Office of Inspector General compliance program guidance and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of personal information, including consumer health information, many of which differ from each other in significant ways and which may not be preempted by HIPAA, thus complicating compliance efforts.

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

Since its enactment, there have been a number of amendments and legal and political challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions may propose policy changes that may create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Pricing and Reimbursement

Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of third-party reimbursement from payors at the federal, state and private levels. Third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers and managed-care plans. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Further, the increased emphasis on cost containment in the United States will put additional pressure on product pricing, reimbursement and usage. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we seek regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, we may develop companion diagnostic tests for use with our current and future product candidates. We will be required to obtain coverage and reimbursement for these tests separately and apart from the coverage and reimbursement we may seek for our current and future potential product candidates.

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

Employees and Human Capital

As of March 18, 2026, we had 61 full-time employees. Of the 61 full-time employees, 53 were engaged in research and development activities and 8 employees were engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees, we have not experienced any work stoppages and we believe our relations with our employees are good.

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

The audited consolidated financial statements and accompanying notes thereto included disclosures that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2025 and December 31, 2024 were prepared under the assumption that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2025, we had unrestricted cash and cash equivalents of $8.7 million, and we have had recurring losses from operations and negative operating cash flows since inception. Our outstanding term loans, which comprise of $85.0 million of principal and $18.1 million of accrued interest, mature in June 2027 and January 2029.

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

While we believe that our existing resources will be sufficient to fund our planned operations into fiscal year 2026, we cannot provide assurances that our estimates will be accurate, that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Our future funding requirements will depend on many factors, including:

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

As of December 31, 2025, our accumulated deficit was $501.5 million and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. Additional information regarding our results of operations may be found in our consolidated financial statements included in Item 8 in this Annual Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report.

If we fail to develop and maintain proper and effective processes and operating procedures as a non-traditional government contractor, our ability to adhere to the Department of Defense and related entity standards could impact our ongoing and future development financing awards from the U.S. government.

On June 15, 2020, we entered into an agreement with the Medical Technology Enterprise Consortium (“MTEC Agreement”), pursuant to which we received a $15.0 million award and have entered into a multi-year program administered by the U.S Department of Defense through MTEC and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of our phage-based candidate, AP-SA02, for the treatment of adults with S. aureus (the “diSArm” study) and to support activities required for the EOP2 meeting with the FDA. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026.

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

We use third parties, such as clinical research organizations, to assist in conducting our clinical trials and for many aspects of our manufacturing process development of our product candidates. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit BLA, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Most healthcare providers are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH, as well as similar state laws governing the collection, use, and disclosure of health-related information. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial negative consequences – including criminal penalties, regulatory fines, reputational damage, and other harmful effects – if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, if we receive sensitive personal information, including health information, we may be subject to state laws governing the use, security, and disclosure of such information.

We cannot assure you that we, our CROs, our clinical trial sites, and our clinical trial principal investigators with access to personal information and other sensitive or confidential information relating to the patients in our clinical trials will not breach contractual obligations, or that we or they will not experience data security breaches or attempts thereof. This could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations as discussed above, which could in turn adversely affect our business, financial condition, results of operations, and prospects. We also cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which could have a material adverse effect on our business, financial condition, results of operations, or prospects.

The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of personal information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, many jurisdictions have established their own data security and privacy frameworks. In the United States, there are a broad variety of data protection laws that are either currently in place or under way and a wide range of enforcement agencies at both the state and federal levels have the authority to review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission (“FTC”), and state Attorneys General have been aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, the CCPA was amended by the California Privacy Rights Act, which significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. The majority of the amendments went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar so-called comprehensive privacy laws have been enacted in, or are being considered by, other states. In addition, a broad range of privacy-related legislative measures also have been introduced at the federal level, though none has yet been enacted. The enactment of new or amended privacy laws in other states or at the federal level could result in potentially conflicting requirements, which would make compliance challenging and costly.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation, (EU) 2016/679 (the “EU GDPR”). The EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The EU GDPR broadly defines personal data to include data which identities, directly or indirectly, a natural person, including coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the EU GDPR imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The EU GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data or impose substantial fines for violations of the EU GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. In addition, the EU GDPR provides that EU member states may enact additional laws and regulations further limiting the processing of personal data, including genetic, biometric, or health data.

Furthermore, since the United Kingdom is no longer part of the EU, its data protection regulatory regime is independent of the EU. From January 1, 2021, companies have had to comply with both the EU GDPR and the United Kingdom GDPR, which, together with the amended United Kingdom Data Protection Act 2018, assimilates the GDPR in UK national law (collectively, the “UK GDPR”). While the differences between the EU GDPR and UK GDPR to date are largely administrative, the substantive requirements of the laws may diverge over time as regulators and courts impose differing interpretations on otherwise similar provisions. In addition, the longer term economic, legal, political, regulatory, and social framework to be put in place between the United Kingdom and the EU has had, and may continue to have, a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition, and results of operations.

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

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect an increase in the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors. However, the deployment of such technologies also poses certain risks, including that the algorithms may be flawed, misused or otherwise function in an unexpected manner; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. The speed at which AI technologies are being adopted, and the uncertainty regarding the scope and details of laws, regulations or standards governing their use, combined with the growing interest of various legislatures and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. If the analyses that AI-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm. Furthermore, use of AI-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.

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

As of December 31, 2025, Innoviva owns 68.8% of our outstanding shares and 10,653,847 warrants to purchase shares of our Common Stock. If Innoviva were to exercise the warrants held by them, they would hold approximately 75.9% of our issued and outstanding shares of Common Stock. As a result, Innoviva owns more than 50% of our outstanding shares, and as such, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, may elect to be exempt from certain corporate governance requirements, including requirements that:

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

The price of our securities has been volatile and may continue to be so. Between January 1, 2025 and December 31, 2025, the high and low sales prices of our Common Stock as reported on NYSE varied between $0.90 and $16.34 per share. The stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the companies’ operating performance, in particular during the last several years.

As of December 31, 2025, we had outstanding common warrants to purchase an aggregate of 10,655,047 shares of our Common Stock at a weighted-average exercise price of $4.18 per share. We also have outstanding options to exercise 4,803,921 shares of our Common Stock at a weighted-average exercise price of $3.22 per share. To the extent any of our outstanding warrants or options are exercised, additional shares of our Common Stock will be issued which will result in dilution to our security holders and could also have an adverse effect on the market price of our Common Stock.

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

Our operations could be disrupted if our information systems—or those of our vendors— fail, if communications or other critical infrastructure fail, if we or our vendors are unsuccessful in implementing necessary upgrades, or if we or our vendors are subject to successful cyber-attacks. Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information, as well as personal information regarding our employees and others, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which could include the deployment of harmful malware, viruses, worms, and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise (as discussed below in Item 1C), such attacks are increasing in frequency and sophistication, including as a result of threat actors’ use of artificial intelligence, and the possibility of a future data compromise, and risks associated with intrusion, tampering, and theft, cannot be eliminated entirely. We have experienced cyber-attacks in various forms, including phishing and other attempts to compromise our systems, but none of these incidents have resulted in a material adverse impact on our business operations, financial condition, or reputation. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Further, our cybersecurity controls may not function as intended or our logging may be insufficient to fully investigate an incident.

A system failure, accident or security breach may also result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, federal and state laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation may be damaged and the further development of our product candidates could be delayed.

The Company’s and its vendors’ information technology operations are spread across multiple, sometimes inconsistent, platforms, which can pose operational difficulties, such as in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in the Company’s systems. A compromise of the security or integrity of any of these systems could adversely affect our security posture.

Any breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, including employee error or malfeasance, could adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to the Company and could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

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

Cybersecurity risks related to our business, technical operations, privacy, and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal information technology (“IT”) audits, and IT security reviews. To defend, detect, and respond to cybersecurity incidents, we perform cybersecurity reviews of systems and applications; audits of applicable data policies; vulnerability assessments and penetration testing using external third-party tools to test security control; security incident and event management; continuous monitoring, and threat intelligence gathering; conduct employee training; and implement appropriate changes to our safeguards and practices. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We leverage third-party expertise to audit and test our cybersecurity program and perform employee awareness training. These include periodic reviews of cybersecurity threats and related controls and periodic penetration testing conducted by independent third parties. We also conduct due diligence on our third-party vendors, and exercise oversight to ensure such third parties meet established standards, including with respect to cyber-risks.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors (“Board of Directors”) and management. Our Board of Directors delegated oversight of Cybersecurity to the Audit Committee. Members of our Board of Directors regularly and on an ad hoc basis receive reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as service providers and suppliers, and the current threat environment. These updates are presented by IT third-party experts, finance, and legal departments. Members of our Board of Directors also engage in ad hoc conversations with management on cybersecurity-related news events and updates to our cybersecurity risk management and strategy programs.

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

Item 2.     PROPERTIES

Our corporate headquarters are located in Los Angeles, California, with an address of 5005 McConnell Avenue, Los Angeles, CA 90066. On October 28, 2021, we entered into a lease for approximately 56,300 square feet of office, research and development and manufacturing space at our headquarters under a non-cancellable lease. The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. Office space and research laboratories have been occupied since the third quarter of 2023, with cGMP manufacturing space (~10,000 square feet) fully constructed and occupied in the second half of 2024.

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

We believe that our existing office and laboratory space is sufficient to meet our needs for the foreseeable future. Additionally, we believe our McConnell Facility, offering 10,000 square feet of manufacturing capacity, will allow us to pursue contract manufacturing opportunities for phage and potentially other advanced biologics.

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

Holders of Common Stock

As of March 18, 2026, there were 68 holders of record of our Common Stock. As of such date, there were 36,632,775 shares of our Common Stock outstanding.

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

Overview

We are a late clinical-stage biotechnology company focused on the development of high-purity and potency, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using our proprietary bacteriophage-based technology. We have completed three Phase 2 clinical trials to date.

We see bacteriophages as a potentially safer and effective alternative to antibiotics and an essential response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful and highly differentiated mechanism of action that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity and potency, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

We are combining our proprietary approach and expertise in identifying, characterizing and developing both naturally occurring and engineered bacteriophages with our proprietary phage-specific host-engineered cGMP manufacturing capabilities to advance a clinical pipeline of high-quality bacteriophage product candidates. We believe that we are uniquely advancing two distinct clinical candidates, referred to as AP-PA02 and AP-SA02, targeting two different bacterial pathogens with the potential to treat chronic pulmonary disease complicated by bacterial infection as well as acute systemic bacterial infection. To date, we have completed three critical Phase 2 randomized, double-blind, placebo controlled clinical trials. We have combined our clinical data with rigorous and innovative in vitro science to extend our knowledge of phage biology enabling continued enhancement of in vivo phage function.

Importantly, we have improved our manufacturing processes, which significantly increases phage titers and purity, and improves production efficiency. Aligned with these improvements, we have been able to reproducibly produce high titer and high purity phages with lot-to-lot consistency, configuring our phage platform for full commercialization with the goal of ensuring commercial viability of our current and future phage product candidates across a variety of potential use cases.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

Our first phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. We received the full award’s amount, in 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA03: Platform Expansion

Based on clinical findings with our intravenously administered S. aureus phage product candidate AP-SA02 (described below), and the approach that the Company’s P. aeruginosa phage cocktails are formulated with the same high potency and purity standards, we are exploring preclinical development of an intravenously administered P. aeruginosa phage cocktail for the treatment of acute ventilator-associated pneumonia (“VAP”) and other severe and difficult-to-treat infections caused by antibiotic-resistant and multidrug-resistant P. aeruginosa. Recognizing the distinct physiology of acute hospitalized pneumonia compared to chronic respiratory infections such as CF and NCFB, we are developing a novel phage cocktail specifically for acute bacterial pneumonia and have leveraged our extensive P. aeruginosa clinical isolate collection and phage library to identify AP-PA03 as a potential clinical candidate for this indication. Contingent upon securing sufficient funding, we may at the appropriate time in the future file an IND application in order to initiate clinical development of AP-PA03 for the treatment of VAP.

Staphylococcus aureus Phage Product Candidate, AP-SA02

Clinical Development of AP-SA02 in Bacteremia: Completed Phase 1b/2a Study

In parallel to developing novel phage therapeutics that target chronic bacterial infections, we have an acute bacterial infection clinical development program focused on S. aureus bacteremia, a difficult-to-treat and often life-threatening human infection that can result in high morbidity and mortality and for which bacterial resistance to antibiotics is growing.

We believe a key advantage of our phage manufacturing expertise is the purity profiles and the lot-to-lot consistency of our phage products, including AP-SA02, our phage product candidate for S. aureus; this has enabled us to pursue treatment of complicated S. aureus bacteremia, where repetitive intravenous (“IV”) dosing is required. On November 17, 2021, we announced that we had received approval from the FDA to proceed with our IND application for AP-SA02.

On May 19, 2025, we announced positive topline data from the Phase 1b/2a diSArm study of intravenously administered AP-SA02 in complicated S. aureus bacteremia. The diSArm study (NCT05184764) was a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 in addition to BAT compared to BAT alone (placebo) for the treatment of adults with complicated SAB. All doses of AP-SA02 were dosed intravenously every six hours for five days. The primary clinical efficacy endpoint for the Phase 2a portion of the diSArm study was clinical outcome (responder rate) in subjects with complicated bacteremia, measured at (i) TOC for AP-SA02, defined as one week following the end of IV treatment with AP-SA02 (day 12), (ii) TOC for BAT, defined as one week following the end of IV BAT, and (iii) end of study (“EOS”), defined as four weeks following the end of IV BAT. Clinical outcome was evaluated by both the blinded site investigators and a blinded Clinical Efficacy Adjudication Committee (the “CEAC”) in the intent-to-treat (“ITT”) population.

Safety and efficacy were assessed in the ITT population, which included all subjects (n=50) who received at least one dose of AP-SA02 or placebo. The Phase 2a study enrolled and dosed 42 patients, with 29 randomized to AP-SA02 in addition to BAT and 13 to placebo (BAT alone). MRSA was the causative pathogen in ~38% of both the AP-SA02 and placebo groups.

AP-SA02 was well-tolerated with no serious adverse events related to the study drug. Two subjects had adverse events that were possibly related to the study drug: one with transient liver enzyme elevation and one with hypersensitivity that resolved with discontinuation of vancomycin.

A statistically significant increase in clinical response rate was observed at TOC for AP-SA02 (day 12) in AP-SA02 treated subjects (88%; 21/24) versus placebo (58%; 7/12) (p = 0.047) as assessed by blinded site investigators, and 83% (20/24) in the AP-SA02 group versus 58% (7/12) in the placebo group as assessed by the blinded CEAC. At TOC for BAT and at EOS, 100% of the AP-SA02 treated subjects had clinically responded (p = 0.017) versus 25% of placebo subjects considered non-responsive due to either relapse or treatment failure, consistent with the non-responder rate reported in the literature for recent Phase 3 trials. Of note, the clinical response with AP-SA02 occurred regardless of whether subjects were infected with MSSA or MRSA. All subjects infected with MRSA and treated with AP-SA02 and BAT cleared their infection by TOC for BAT with no evidence of relapse through EOS, as compared to the relapse rate of BAT alone as noted above. Supporting the investigator assessment, clinical outcome was assessed by the CEAC, who agreed that subjects who received placebo had a 22% and 25% non-responder rate at TOC with BAT and at EOS, respectively, while 100% of the subjects who received AP-SA02 clinically responded (p = 0.025: TOC BAT; p = 0.020: EOS).

Additionally, and consistent with the clinical response rate, patients treated with AP-SA02 showed trends toward rapid normalization of key predictors of mortality and complications in SAB including C-reactive protein and interleukin-10, shorter time to negative blood culture, quicker time to resolution of signs and symptoms at the infection site, shorter intensive care unit and hospital utilization.

Clinical efficacy was observed independent of the BAT utilized, in that all patients responded despite receiving different classes of antibiotics. The active and placebo arms were well-matched for antibiotics utilized. The clinical response rate also occurred independent of the site of infection, which were well-matched between the active and placebo arms, and were diverse ranging from endocarditis, to osteomyelitis, to septic joints, to deep wounds, and pneumonia. Moreover, phages in AP-SA02 administered systemically by IV push, were able to hone to the site of infection, bind to, penetrate and kill the target bacteria, enabling phage progeny to exit the burst bacteria and reenter the intravascular space including further target any remaining local bacteria. Phage are not able to continue to exist and replicate once all target bacteria have been killed.

Defined and reproducible laboratory derived stable genomic variants present in the AP-SA02 drug product may provide an immediate advantage, enabling rapid, strain-specific response to each patient’s S. aureus isolate. These characterized variants can expand from as little as 2% to dominance when infecting certain patient isolates in vitro, highlighting that these variants are favored for their enhanced ability to infect those clinical strains and the importance of integrating this diversity into Armata’s phage cocktail from the outset. This inherent flexibility may be central to achieving optimal therapeutic efficacy in the clinic.

Conclusions:

●	AP-SA02, combined with BAT, had a higher and earlier cure rate compared to placebo in patients with complicated SAB at day 12 as assessed by both blinded site investigators and independent adjudicators.
●	No patients who received AP-SA02 demonstrated non-response or relapse at one week post-BAT or at EOS, as assessed by both blinded site investigators and the independent adjudication committee, compared with approximately 25% non-response or relapse in the placebo group.
●	AP-SA02 appears safe with clinical efficacy against both MRSA and MSSA and trends toward earlier resolution and shorter hospitalization, with no evidence of relapse four weeks post-therapy.
●	We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of both antibiotic resistance patterns and site of infection.
●	Defined phage variants in AP-SA02 drug product ensure an intrinsic adaptive mechanism — a flexibility that may be key to achieving effective phage therapy from patient to patient.

On October 22, 2025, we highlighted the positive results from our Phase 2a diSArm clinical study of AP-SA02 in an oral presentation at IDWeek 2025TM. The abstract, titled, “A Phase 2a Randomized, Double-Blind, Controlled Trial of the Efficacy and Safety of an Intravenous (IV) Bacteriophage Cocktail (AP-SA02) vs. Placebo in Combination with Best Available Antibiotic Therapy (BAT) in Patients with Complicated Staphylococcus aureus Bacteremia,” was accepted as a late-breaking oral presentation, and was presented by Dr. Loren G. Miller, M.D., M.P.H., Professor of Medicine, David Geffen School of Medicine at UCLA, Chief, Division of Infectious Diseases at Harbor-UCLA Medical Center and the Lundquist Institute.

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

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated SAB. In January 2026, the Company announced the conclusion of an EOP2 meeting written response from the FDA. The FDA’s CBER division, upon reviewing our detailed EOP2 meeting package, confirmed that the safety and efficacy data from our Phase 2a diSArm study support advancement to Phase 3. The FDA provided critical guidance on key elements of the Phase 3 clinical study design, which will assess the superiority of AP-SA02 over the current standard of care for the treatment of complicated S. aureus bacteremia. The FDA provided comments on Chemistry, Manufacturing, and Controls (“CMC”) which we are aligning with our existing Phase 3 manufacturing and quality strategy. The FDA also included recommendations for the future BLA. As of the date of this filing, we are already addressing many of the clinical and CMC comments from the FDA.

On February 20, 2026, under Section 505E of the Federal Food, Drug, and Cosmetic Act, the FDA designated AP-SA02 for intravenous use as a QIDP for adjunct treatment of complicated bacteremia caused by methicillin-sensitive or methicillin-resistant S. aureus. To achieve QIDP designation, a drug candidate must be intended to treat serious or life-threatening infections, particularly those caused by bacteria and fungi that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. The QIDP designation makes AP-SA02 eligible to benefit from certain incentives for the development of new antibacterials provided under the Generating Antibiotic Incentives Now (“GAIN”) Act, including an additional five-year extension of Hatch-Waxman market exclusivity. Further, the QIDP designation makes AP-SA02 eligible for Fast Track status, which provides an opportunity for more frequent meetings and communication with the FDA, priority and rolling review, leading to potential accelerated approval of its BLA. As of the date of this filing, the Company has submitted to the FDA a request for Fast Track Designation for AP-SA02.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Superiority Study

The current proposed Phase 3 clinical study design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, is intended to assess the superiority of AP-SA02 administered as an adjunct to 4–6 weeks of BAT for the treatment of adults with complicated S. aureus bacteremia. The proposed trial design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, will evaluate clinical response at 7 days post BAT and/or 28 days post BAT as the primary study endpoint, and defined as resolution of all baseline signs and symptoms of bacteremia and negative blood cultures. Secondary endpoints include clinical response at day 14 (TOC), time to hospital discharge, microbiologic eradication evidenced by two consecutive negative blood cultures, and S. aureus-specific and all-cause mortality at day 14, 7 days post BAT and/or 28 days post BAT. The study is expected to enroll approximately 450 patients in a 2:1 randomization, powered to detect a 15% absolute improvement with 90% power at a 0.05 alpha level, and is designed to provide safety data from approximately 300 AP-SA02-treated subjects (receiving the full 7-day dose) to support a potential BLA. Safety and healthcare resource impact analyses will be included.

The Phase 3 study is anticipated to initiate in the second half of 2026.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 study for registration in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to infectious disease clinical treatment guidelines, requiring the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

Additional Clinical Indications for AP-SA02

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, PJI with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia study, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

The following chart summarizes the status of our phage product candidate development programs and partners.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of December 31, 2025, we had an accumulated deficit of $501.5 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $8.7 million as of December 31, 2025 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next twelve months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

Credit Agreements and Warrants Extensions

On January 23, 2026, we entered into amendments to the March 2025 Credit Agreement, the 2024 Credit Agreement, the 2023 Credit Agreement, and the Convertible Credit Agreement with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), extending the maturity dates to June 1, 2027. In addition, we amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable. Refer to Note 7, “Convertible Loan” and

Note 8, “Term Debt”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

December 2025 Sales Agreement

On December 1, 2025, we entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“Jones”), relating to the offer and sale of shares of its common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal.

August 2025 Credit Agreement

On August 11, 2025, we entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva Sub. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

March 2025 Credit Agreement

On March 12, 2025, we entered into a credit and security agreement (the “March 2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “March 2025 Loan”) with Innoviva Sub. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

MTEC Agreement Modification

On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

2024 Credit Agreement

On March 4, 2024, we entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, we amended certain provisions of the Convertible Loan and Convertible Credit Agreement and the 2023 Loan and 2023 Credit Agreement to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

Results of Operations

Comparison of years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%

Grant and award revenue	$4,904	$5,174	$(270)	(5.2%)
Operating expenses
Research and development	23,717	34,426	(10,709)	(31.1%)
General and administrative	12,409	13,184	(775)	(5.9%)
Impairment expense	5,412	-	5,412	*
Total operating expenses	41,538	47,610	(6,072)	(12.8%)
Loss from operations	(36,634)	(42,436)	5,802	(13.7%)
Other income (expense)
Interest income	388	697	(309)	(44.3%)
Interest expense	(16,590)	(10,742)	(5,848)	54.4%
Change in fair value of the Convertible Loan	(120,963)	31,399	(152,362)	(485.2%)
Gain on debt and the Convertible Loan extinguishments	—	2,166	(2,166)	(100.0%)
Total other income (expense), net	(137,165)	23,520	(160,685)	(683.2%)
Net loss	$(173,799)	$(18,916)	$(154,883)	818.8%

Grant and Award Revenue

We recognized $4.9 million and $5.2 million of grant and award revenue for the years ended December 31, 2025 and 2024, respectively, which represents MTEC’s share of the clinical development costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%

External costs:
Clinical trials	$2,022	$10,278	$(8,256)	(80.3)%
Other research and development costs, including consulting, laboratory supplies and other	2,980	3,418	(438)	(12.8%)
Total external costs	5,002	13,696	(8,694)	(63.5%)
Internal costs:
Personnel-related costs	9,199	10,925	(1,726)	(15.8%)
Facilities and overhead costs	9,516	9,805	(289)	(2.9%)
Total research and development expense:	$23,717	$34,426	$(10,709)	(31.1%)

Research and development expenses decreased by $10.7 million, from $34.4 million for the year ended December 31, 2024 to $23.7 million for the year ended December 31, 2025, primarily driven by lower clinical trial spending as AP-PA02 NCFB and SA study activities wound down.

Clinical trial costs decreased by $8.3 million, from $10.3 million for the year ended December 31, 2024, to $2.0 million for the year ended December 31, 2025. The decrease was primarily attributable to a $6.4 million decrease in AP-PA02 NCFB trial costs, a $1.7 million decrease in SA study costs, and a $0.2 million decrease in the CF study.

Other external research and development costs decreased by $0.4 million from $3.4 million for the year ended December 31, 2024 to $3.0 million for the year ended December 31, 2025. The decrease was primarily due to a decrease of $0.9 million in consulting expenses, partially offset by increases of $0.2 million in lab supplies and $0.3 million in equipment and other service contracts.

Our external research and development expenses by project for the years ended December 31, 2025 and 2024 were as follows (in thousands):

		Year Ended December 31,
		2025	2024
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$114	$6,840
AP-PA02	Cystic Fibrosis	33	236
AP-SA02	Bacteremia	2,157	4,177
AP-SA02	Prosthetic Joint Infection	2	35
	Expenses not allocated by projects	2,696	2,408
	Total external costs	$5,002	$13,696

* Expenses not allocated by projects include consultants, lab supplies and outsource service expenses

Personnel-related costs, including employee payroll and related expenses, decreased by $1.7 million, from $10.9 million for the year ended December 31, 2024 to $9.2 million for the year ended December 31, 2025. This decrease was mainly driven by a $1.4 million decrease in incentive compensation, salaries and wages, vacation and insurance due to a reduction in personnel as we maximize efficiency for product development and a decrease of $0.8 million in severance expense. This decrease was partially offset by increases of $0.3 million in stock-based compensation expense and $0.2 million in employee training expenses.

Facilities and overhead costs decreased by $0.3 million from $9.8 million for the year ended December 31, 2024 to $9.5 million for the year ended December 31, 2025, mainly due to a decrease of $0.4 million in lease expense partially offset by a $0.1 million increase in depreciation costs.

General and Administrative

General and administrative expenses were $12.4 million and $13.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.8 million was primarily related to a decrease of $0.7 million in consulting fees as we continue to streamline and increase in-house expertise.

Impairment Expense

During the year ended December 31, 2025, an impairment charge of $5.4 million was recognized related to our office and research and development space under a non-cancelable operating lease in Marina del Rey, California. The impairment resulted from changes in the anticipated timeline in our plan to sublease the vacated space. There was no impairment of long-lived assets during the year ended December 31, 2024.

Interest Income

Interest income for the years ended December 31, 2025 and 2024 was $0.4 million and $0.7 million, respectively, which was related to interest income earned on our cash, cash equivalents and restricted cash balances.

Interest Expense

We recognized interest expense of $16.6 million and $10.7 million for the years ended December 31, 2025 and 2024, respectively. The increase is primarily related to increased debt balances as compared to the prior year period. Interest expense related to the interest expenses and the amortization of debt discount and issuance costs for the 2023 Loan, 2024 Loan, March 2025 Loan and August 2025 Loan. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in June 2027, and the August 2025 Loan in January 2029. Refer to Note 8, “Term Debt”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Change in Fair Value of Convertible Loan

We recognized a loss of $121.0 million and a gain of $31.4 million for the years ended December 31, 2025 and 2024, respectively.

The Convertible Loan received from Innoviva Sub in January 2023 and amended in July 2023, November 2024, March 2025, and January 2026 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates. Changes in fair value for the years ended December 31, 2025 and 2024 were primarily due to fluctuations of our stock price. Refer to Note 7, “Convertible Loan”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

Gain on Debt and Convertible Loan Extinguishments

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

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $8.7 million as of December 31, 2025, will not be sufficient to fund our operations for the next 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and grant arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within its control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On January 23, 2026, we entered into amendments to the March 2025 Credit Agreement, the 2024 Credit Agreement, the 2023 Credit Agreement and the Convertible Credit Agreement with Innoviva Sub, extending the maturity dates to June 1, 2027. Refer to Note 7, “Convertible Loan” and Note 8, “Term Debt”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. In addition, we amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

On December 1, 2025, we entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“Jones”), relating to the offer and sale of shares of its common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal.

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

On March 12, 2025, we entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our assets and the subsidiary guarantors.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(25,763)	$(37,551)
Investing activities	(542)	(1,879)
Financing activities	25,612	34,958
Net change in cash, cash equivalents and restricted cash	$(693)	$(4,472)

Cash From Operating Activities

Net cash used in operating activities was $25.8 million and $37.6 million for the years ended December 31, 2025 and 2024, respectively.

Cash used in operating activities in the year ended December 31, 2025 was primarily due to our net loss for the period of $173.8 million, adjusted by non-cash net changes of $96.1 million and a net change of $1.4 million in our net operating assets and liabilities. The non-cash items consist of $121.0 million related to a loss from the change in fair value of our Convertible Loan, $16.6 million of non-cash interest expense on the 2023 Loan, 2024 Loan, March 2025 Loan, and August 2025 Loan, $1.5 million related to depreciation expense, $2.4 million related to the change in right-of-use asset, $2.6 million related to stock-based compensation expense, and $5.4 million related to an impairment expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.0 million in operating lease liabilities, $0.3 million decrease in accounts payable and accrued liabilities, and $0.1 million decrease in accrued compensation.

Cash used in operating activities in the year ended December 31, 2024 was primarily due to our net loss for the period of $18.9 million, adjusted by non-cash net changes of $16.5 million and a net change of $2.1 million in our net operating assets and liabilities. The non-cash items consist of $31.4 million related to a gain from change in fair value of our Convertible Loan, $2.2 million extinguishment gain related to the extension of our Convertible Loan and 2023 Loan maturity to January 10, 2026, $10.8 million of non-cash interest expense on outstanding balances of the 2023 Loan and the 2024 Loan, $1.3 million related to depreciation expense, $2.1 million related to change in right-of-use asset, $2.9 million related to stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $5.0 million in operating lease liability, mainly related to payments for our new leased facility construction, which was completed in 2024, and rent payments, $3.8 million decrease in accounts payable and accrued liabilities, partially offset by a decrease of $5.1 million in prepaid expenses and other assets and an increase of $1.5 million in accrued compensation.

Cash From Investing Activities

Net cash used in investing activities was $0.5 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively, which is attributable to purchases of laboratory and manufacturing equipment for office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash From Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $25.6 million, which consisted primarily of $25.0 million in net proceeds from the issuance of term debt and $0.6 million in option exercise proceeds.

Cash provided by financing activities for the year ended December 31, 2024 was $35.0 million, which consisted primarily of net proceeds from the issuance of the 2024 Loan.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements as of December 31, 2025 and December 31, 2024, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to the fair value estimate of the Convertible Loan, stock-based compensation expense, accruals for research and development costs, impairment of goodwill and intangible assets and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value Estimate of the Convertible Loan

In January 2023, we entered into the Convertible Credit Agreement with Innoviva Sub, which was amended in July 2023, November 2024, and March 2025. The Convertible Loan includes various conversion and repayment options, including the conversion of principal and accrued interest into shares of our Common Stock upon a Qualified Financing and our option to repay the Convertible Loan prior to maturity. Refer to Note 7, “Convertible Loan”, in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.

We account for the Convertible Loan at fair value and changes in fair value are included in other income (expense) in the consolidated statements of operations in each reporting period. We estimate the fair value using a weighted probability of various settlement scenarios during the Convertible Loan term discounted to each reporting date. To estimate the fair value of the conversion option scenarios, we use an option pricing model with assumptions, such as volatility, expected term and risk-free interest rates. Changes in the fair value of our Common Stock and probabilities of scenarios significantly impact the fair value of the Convertible Loan. We expect to continue making these estimates until the Convertible Loan conversion or its maturity in June 2027.

As of December 31, 2025, we estimated the fair value of the Convertible Loan to be $153.9 million. For the year ended December 31, 2025, we recognized a change in fair value loss of $121.0 million in the consolidated statements of operations and comprehensive loss.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARMATA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Armata Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Armata Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

5
Accrued clinical trial expenses and related research and development costs
Description of the Matter

During 2025, the Company incurred $23.7 million for research and development costs and as of December 31, 2025, the Company recorded $0.1 million for accrued clinical trial expenses. As described in Note 3 of the consolidated financial statements, the Company records accruals for estimated ongoing research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. The Company accrues for the estimated ongoing clinical trial site costs based on patient enrollment and progress of the trial.

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

San Diego, California

March 25, 2026

Armata Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$8,688	$9,291
Prepaid expenses and other current assets	1,508	1,273
Other receivables	472	744
Total current assets	10,668	11,308
Restricted cash	5,390	5,480
Property and equipment, net	12,194	13,241
Operating lease right-of-use asset	33,911	41,687
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	973	975
Total assets	$76,882	$86,437

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,705	$2,055
Accrued compensation	2,191	2,280
Term debt, current	—	38,954
Current portion of operating lease liabilities	4,564	4,431
Other current liabilities	487	529
Total current liabilities	8,947	48,249
Convertible Loan, non-current	153,860	32,897
Term debt, non-current	103,061	22,539
Operating lease liabilities, net of current portion	26,533	27,694
Deferred tax liability	3,077	3,077
Total liabilities	295,478	134,456

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,431,444 and 36,183,067 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	364	362
Additional paid-in capital	282,574	279,354
Accumulated deficit	(501,534)	(327,735)
Total stockholders’ deficit	(218,596)	(48,019)
Total liabilities and stockholders’ deficit	$76,882	$86,437

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Grant and award revenue	$4,904	$5,174
Operating expenses
Research and development	23,717	34,426
General and administrative	12,409	13,184
Impairment expense	5,412	—
Total operating expenses	41,538	47,610
Operating loss	(36,634)	(42,436)
Other income (expense)
Interest income	388	697
Interest expense	(16,590)	(10,742)
Change in fair value of the Convertible Loan	(120,963)	31,399
Gain on debt and the Convertible Loan extinguishments	—	2,166
Total other income (expense), net	(137,165)	23,520
Net loss	$(173,799)	$(18,916)
Per share information:
Net loss per share, basic	$(4.80)	$(0.52)
Weighted average shares outstanding, basic	36,239,253	36,160,848
Net loss per share, diluted	$(4.80)	$(0.89)
Weighted average shares outstanding, diluted	36,239,253	59,059,971

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	36,122,932	$361	$276,393	$(308,819)	$(32,065)
Exercise of stock options	37,282	1	129	—	130
Withholdings for taxes related to net share settlement of equity awards	(4,222)	—	—	—	—
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	27,075	—	(61)	—	(61)
Stock-based compensation expense	—	—	2,893	—	2,893
Net loss	—	—	—	(18,916)	(18,916)
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Exercise of stock options	201,602	2	656	—	658
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	46,775	—	(46)		(46)
Stock-based compensation expense	—	—	2,610	—	2,610
Net loss	—	—	—	(173,799)	(173,799)
Balances, December 31, 2025	36,431,444	$364	$282,574	$(501,534)	$(218,596)

The accompanying notes are an integral part of these consolidated financial statements.

Armata Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(173,799)	$(18,916)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,531	1,325
Stock-based compensation expense	2,610	2,893
Change in fair value of the Convertible Loan	120,963	(31,399)
Non-cash interest expense	16,568	10,758
Gain on debt and Convertible Loan extinguishments	—	(2,166)
Impairment expense	5,412	—
Change in right-of-use asset	2,364	2,053
Changes in operating assets and liabilities:
Prepaid expenses and other assets	39	5,106
Accounts payable and accrued liabilities	(334)	(3,755)
Accrued compensation	(89)	1,512
Operating lease liability	(1,028)	(4,962)
Net cash used in operating activities	(25,763)	(37,551)
Investing activities:
Purchases of property and equipment	(542)	(1,879)
Net cash used in investing activities	(542)	(1,879)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	25,000	34,889
Payments for taxes related to net share settlement of equity awards	(46)	(61)
Proceeds from exercise of stock options	658	130
Net cash provided by financing activities	25,612	34,958
Net change in cash, cash equivalents and restricted cash	(693)	(4,472)
Cash, cash equivalents and restricted cash, beginning of period	14,771	19,243
Cash, cash equivalents and restricted cash, end of period	$14,078	$14,771
Supplemental disclosure of cash flow information:
Right-of-use asset obtained by assuming operating lease liabilities	$—	$977

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$8,688	$9,291
Restricted cash	5,390	5,480
Cash, cash equivalents and restricted cash	$14,078	$14,771

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

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) American exchange under the ticker symbol “ARMP”.

The Company’s principal stockholder, Innoviva Strategic Opportunities LLC (“Innoviva SO”), a wholly owned subsidiary of Innoviva Inc. (“Innoviva”), owns 68.8% of the Company’s outstanding equity as of December 31, 2025. The Company also received $115.0 million in total debt financing from Innoviva SO during 2023, March 2024, and March and August 2025. Innoviva designees represent three out of eight seats of the Company’s Board of Directors (“Board of Directors”) during the year ended December 31, 2025, and cannot vote or take any action by written consent with respect to any shares of Common Stock held by Innoviva SO that represent, in the aggregate, more than 49.5% of the total number of shares of the Company’s Common Stock for voting on the matters related to election or removal of the Company’s board members or amending the bylaws of the Company to reduce the maximum number of directors or setting the number of directors who may serve on the Company’s Board of Directors in accordance with the voting agreement. The voting agreement expires on the earlier of January 26, 2031, or the approval by the Food and Drug Administration (the “FDA”) of any of the Company’s product candidates for marketing and commercial distribution. Innoviva SO and Innoviva are related parties of the Company.

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt and grant financing to fund its operations. As of December 31, 2025, the Company had an accumulated deficit of $501.5 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $8.7 million as of December 31, 2025 will not be sufficient to fund its operations for the next 12 months from the date of these consolidated financial statements. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

December 2025 Sales Agreement

On December 1, 2025, the Company entered into a Capital on Demand™ Sales Agreement (the “Sales Agreement”) with JonesTrading Institutional Services LLC (“Jones”), relating to the offer and sale of shares of its common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal.

August 2025 Credit Agreement

On August 11, 2025, the Company entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a loan in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva SO, a wholly owned subsidiary of Innoviva, the Company’s principal stockholder and a related party. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

March 2025 Credit Agreement

On March 12, 2025, the Company entered into a credit and security agreement (the “March 2025 Credit Agreement”) for a loan in an aggregate amount of $10.0 million (the “March 2025 Loan”) with Innoviva SO. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

2024 Credit Agreement

On March 4, 2024, the Company entered into the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”) for the secured term loan facility in an aggregate amount of $35.0 million (the “2024 Loan”) with Innoviva SO. The 2024 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Concurrently with the execution of the 2024 Credit Agreement, the Company amended certain provisions of the convertible loan in the aggregate amount of $30.0 million from Innoviva SO (the “Convertible Loan”) and the secured convertible credit and security agreement with Innoviva SO, dated January 10, 2023 (the “Convertible Credit Agreement”) and the secured term loan facility in the aggregate amount of $25.0 million from Innoviva SO (the “2023 Loan”) and the credit and security agreement, dated July 10, 2023 with Innoviva SO (the “2023 Credit Agreement”) to, among other things, conform certain terms relating to permitted indebtedness and permitted liens.

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

Any reference in the consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of December 31, 2025 and 2024, cash, cash equivalents and restricted cash were invested primarily in money market funds and U.S. treasury securities through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

Other receivables represent amounts due from the Medical Technology Enterprise Consortium (“MTEC”) (Note 13, “Grants and Awards”).

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash deposits and marketable securities with original maturities of less than three months.

Restricted Cash

The Company defines restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. The restricted cash consists of two irrevocable letters of credit with financial institutions related to the Company’s operating leases (Note 12, “Commitments and Contingencies”).

Fair Value of Financial Instruments

Financial instruments include cash equivalents, prepaid expenses and other receivables, restricted cash, accounts payable and accrued liabilities, accrued compensation and other current liabilities, Convertible Loan and long-term debt. The carrying amounts of the above assets and liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The Convertible Loan is accounted for at fair value at each period end. Long-term debt was accounted at fair value at inception and its subsequent fair value is not significantly different from its amortized basis, as effective interest rate is considered at market.

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

Estimated Useful Lives
Laboratory equipment	5 years
Office furniture and fixtures	7 years
Computer hardware	3 years
Leasehold improvements	Shorter of lease term or useful life

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the carrying values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset. During the year ended December 31, 2025, the Company recorded an impairment expense related to certain operating lease ROU assets. Refer to Note 12, Commitments and Contingencies, for further details about the impairment charge. No impairment losses on long-lived assets were recorded for the year ended December 31, 2024.

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

As of December 31, 2025, the Company performed the annual evaluation of its IPR&D assets for impairment. The Company considered the development timelines for its S. aureus development program and noted no qualitative factors that would indicate potential impairment of its IPR&D asset.

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

No impairment loss was recognized as of December 31, 2025 and 2024.

Goodwill

Goodwill, which has an indefinite useful life, represents the excess of purchase consideration over the fair value of net assets acquired in an acquisition. Goodwill is not subject to amortization and is required to be tested for impairment at least on an annual basis. The Company tests goodwill for impairment as of December 31 of each year. The Company determines whether goodwill may be impaired by comparing the carrying value of the single reporting unit, including goodwill, to the fair value of the reporting unit. If the fair value is less than the carrying amount, a more detailed analysis is performed to determine whether goodwill is impaired. The impairment loss, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill and is recorded in the Company’s consolidated statements of operations. The Company performed quantitative analysis of goodwill impairment and noted no impairment as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company recognized as other receivables in its consolidated balance sheets $0.5 million and $0.7 million, respectively, related to invoiced grant amounts that have not been received.

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive loss. The Company did not have other comprehensive loss for the years ended December 31, 2025 and 2024, as such, the comprehensive loss for these periods was equal to the net loss.

Basic and Diluted Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of Common Stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of Common Stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the Common Stock warrants, Convertible Loan, unvested restricted stock awards and restricted stock units, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, warrants issued to Innoviva SO are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreements. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively as of January 1, 2025, and the impact is included in the financial statement disclosures within Note 11, Income Taxes.

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

4. Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following three levels:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,218	$4,218	$—	$—
Convertible Loan– financial liabilities	153,860	—	—	153,860

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,955	$4,955	$—	$—
Convertible Loan– financial liabilities	32,897	—	—	32,897

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

The Company estimated the fair value of its Convertible Loan using the following inputs during the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Discount rate	18.43%-24.37%	15.67%-28.28%
Probabilities of settlement scenarios	0%-100%	0%-75%
Volatility	76.40%-101.30%	83.30%-111.60%
Expected term (in years)	0.20-1.00	0.10-1.20
Risk-free rate	3.63%-4.19%	4.08%-5.33%

The following table presents a summary of the changes in the fair value of its Convertible Loan for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Convertible Loan at the beginning of the period	$32,897	$58,633
Change in fair value	120,963	(31,399)
Loss on the Convertible Loan extinguishment	—	5,663
Convertible Loan at the end of the period	$153,860	$32,897

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders, basic	$(173,799)	$(18,916)
Gain from change in fair value of the Convertible Loan	—	(31,399)
Gain on debt and the Convertible Loan extinguishments	—	(2,166)
Net loss attributable to common stockholders, diluted	$(173,799)	$(52,481)

Denominator:
Weighted average shares outstanding, basic	36,239,253	36,160,848
Shares issuable upon the conversion of the Convertible Loan	—	22,899,123
Weighted average common shares outstanding, diluted	36,239,253	59,059,971

Net loss per share, basic	$(4.80)	$(0.52)
Net loss per share, diluted	$(4.80)	$(0.89)

The following outstanding securities as of December 31, 2025 and 2024 have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Outstanding stock options	4,803,921	3,755,965
Unvested restricted stock units	152,500	220,000
Shares issuable upon the conversion of the Convertible Loan (1)	24,500,000	—
Outstanding warrants	10,655,047	19,365,847
	40,111,468	23,341,812

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of December 31, 2025, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $7.2 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Laboratory equipment	$21,141	$21,316
Furniture and fixtures	851	831
Office and computer equipment	440	438
Leasehold improvements	3,802	3,802
Total	26,234	26,387
Less: accumulated depreciation	(14,040)	(13,146)
Property and equipment, net	$12,194	$13,241

Depreciation expense totaled $1.5 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively. Property and equipment not in use was $7.8 million and $8.3 million as of December 31, 2025 and 2024, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$921	$766
Accrued clinical trial expenses	77	828
Other accrued expenses	707	461
	$1,705	$2,055

7. Convertible Loan

On January 10, 2023, the Company received the Convertible Loan in the aggregate amount of $30.0 million from Innoviva SO pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and was scheduled to mature on January 10, 2024. The Convertible Credit Agreement was amended on July 10, 2023, in connection with the Company’s entry into the 2023 Credit Agreement to, among other changes, extend the maturity of the Convertible Loan to January 10, 2025. On March 12, 2025, the Company executed a subsequent amendment to the Convertible Credit Agreement which, among other things, extended the Convertible Loan maturity date to March 12, 2026. On January 23, 2026, the Company executed another subsequent amendment to the Convertible Credit Agreement which, among other things, extended the Convertible Loan maturity date to June 1, 2027.

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

The Company recognized a loss of $121.0 million and a gain of $31.4 million as the change in fair value of the Convertible Loan for the years ended December 31, 2025 and 2024, respectively,

8. Term Debt

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

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for the 2023 Loan, a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum, and was originally scheduled to mature on January 10, 2025. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

On March 4, 2024, the Company entered into the 2024 Credit Agreement for the 2024 Loan in an aggregate amount of $35.0 million. The 2024 Loan bears interest at an annual rate of 14.0% and was originally scheduled to mature on June 4, 2025. On March 12, 2025, the Company executed an amendment to the 2024 Credit Agreement which, among other things, extended the 2024 Loan maturity date to March 12, 2026. Principal and accrued interest are payable at maturity.

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. The 2024 Loan’s annual effective interest rate was 12.68% and 14.25% as of December 31, 2025 and 2024, respectively.

On November 12, 2024, the Company executed an amendment to the 2023 Credit Agreement, which, among other things, extended the 2023 Loan maturity date to January 10, 2026. On March 12, 2025, the Company executed a subsequent amendment to the 2023 Credit Agreement which, among other things, extended the 2023 Loan maturity date to March 12, 2026. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. The 2023 Loan’s annual effective interest rate was 41.64% and 48.76% as of December 31, 2025 and 2024, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and had an original maturity on March 12, 2026. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and subsequently is recognized at the amortized cost. The March 2025 Loan’s annual effective interest rate was 14.19% as of December 31, 2025.

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

On August 11, 2025, the Company entered into the August 2025 Credit Agreement for the August 2025 Loan in an aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The August 2025 Loan was initially recognized at cash proceeds of

$15.0 million and subsequently is recognized at the amortized cost. The August 2025 Loan’s annual effective interest rate was 12.27% as of December 31, 2025.

On January 23, 2026, the Company entered into amendments to the March 2025 Credit Agreement, the 2024 Credit Agreement, and the 2023 Credit Agreement with Innoviva SO, extending the maturity dates to June 1, 2027.

9. Stockholders’ Deficit

Warrants

As of December 31, 2025 outstanding warrants to purchase shares of Common Stock were as follows:

Shares		Exercise Price	Expiration Date
1,867,912	(1)	$3.25	January 26, 2026
4,285,935	(1)	$3.25	March 16, 2026
1,807,396	(1)	$5.00	February 8, 2027
2,692,604	(1)	$5.00	March 30, 2027
1,200		$1,680.00	None
10,655,047

1)	On January 23, 2026, the Company entered into amendments to certain outstanding Innoviva SO warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

Shares Reserved for Future Issuance

As of December 31, 2025 and 2024, the Company had reserved shares of its Common Stock for future issuance as follows:

	December 31, 2025	December 31, 2024
Stock options outstanding	4,803,921	3,755,965
Unvested restricted stock units	152,500	220,000
Shares issuable under the Employee Stock Purchase Plan	14,032	11,890
Shares available for future grants under the 2016 Plan	3,986,228	3,405,908
Warrants outstanding	10,655,047	19,365,847
Shares issuable upon the conversion of the Convertible Loan	24,500,000	22,899,123
Total shares reserved	44,111,728	49,658,733

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

Under the 2016 Plan, the number of shares authorized for issuance is automatically increased by a number equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Board of Directors annually beginning from January 1, 2017 until January 1, 2026. As of December 31, 2025, there were 3,986,228 shares available for issuance under the 2016 Plan.

Pursuant to its 2016 Employee Stock Purchase Plan (“ESPP”), the Company may grant or provide for the grant of rights to purchase shares of its Common Stock. The number of shares of its Common Stock reserved for issuance under the ESPP will automatically increase on January 1st of each calendar year by the lesser of 1% of the total number of shares of the Company’s Common Stock outstanding on December 31st of the preceding calendar year and 30,000 shares, subject to the ability of the Company’s Board of Directors to take action to reduce the size of the increase in any given year. There were no awards issued under ESPP. As of December 31, 2025, the Company had reserved 14,032 shares for future grants under the ESPP.

Stock option transactions during the year ended December 31, 2025 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2024	3,755,965	$3.74	7.5	$4
Granted	1,596,058	$2.04		$—
Exercised	(201,602)	$3.26		$953
Forfeited/Cancelled/Expired	(346,500)	$3.38		$31
Outstanding at December 31, 2025	4,803,921	$3.22	7.4	$15,045
Vested and expected to vest at December 31, 2025	4,803,921	$3.22	7.4	$15,045
Exercisable at December 31, 2025	2,294,337	$3.94	6.0	$5,728

The aggregate intrinsic value of options at December 31, 2025 is based on the Company’s closing stock price on that date of $6.28 per share.

The weighted average grant date fair value of the options granted during 2025 and 2024 was $1.65 and $2.54, respectively. The fair value of vested options during the year ended December 31, 2025 and 2024 was $2.4 million and $2.8 million, respectively.

Restricted stock unit award transactions during the year ended December 31, 2025 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	220,000	$2.73
Granted	—	$—
Vested	(67,500)	$2.65
Cancelled	—	$—
Outstanding at December 31, 2025	152,500	$2.73

As of December 31, 2025, there was $2.1 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 1.8 years.

Stock-based Compensation

The Company estimates the fair value of stock options with performance and service conditions using the Black-Scholes valuation model.

The assumptions used to estimate the options fair value were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.22%-4.28%	3.54%-4.25%
Expected volatility	99.64%-101.43%	89.40%-92.50%
Expected term (in years)	5.5-7.0	5.1-7.0
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$999	$663
General and administrative	1,611	2,230
Total stock-based compensation	$2,610	$2,893

11. Income Taxes

Loss before income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(172,964)	$(18,020)
Foreign	(835)	(896)
Total	$(173,799)	$(18,916)

The Company has not recognized any current or deferred tax expense on its US and foreign pre-tax losses for the years ended December 31, 2025 and 2024.

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$66,902	$53,618
Capitalized research and development	19,062	24,045
Stock-based compensation	1,931	1,804
Depreciation	666	762
Lease accounting	12,846	13,505
Interest expense carryforward	3,340	1,292
Other	2,336	2,086
Total deferred tax assets before valuation allowance	107,083	97,112
Less: valuation allowance	(97,776)	(84,217)
Total deferred tax assets after valuation allowance	9,307	12,895

Deferred tax liabilities:
Right-of-use asset	(8,755)	(10,763)
In-process research and development	(3,077)	(3,077)
Debt basis differences	(405)	(1,991)
Other	(147)	(141)
Total deferred tax liabilities	(12,384)	(15,972)
Net deferred tax liability	$(3,077)	$(3,077)

The Company’s net operating loss carryforwards at December 31, 2025 are $248.7 million, $163.9 million and $13.4 million for federal, state and foreign income tax purposes, respectively. Federal and state net operating loss carryforwards are available to offset future taxable income, if any, and will begin to expire in 2026 and 2029, respectively. The federal net operating loss carryforwards generated after 2017 of $194.2 million will carryforward indefinitely and can be used to offset up to 80% of future annual taxable income. The Company's foreign net operating loss carryforwards do not expire.

The Company’s net operating loss carryforwards may be subject to a substantial annual limitation as a result of ownership changes that have occurred or could occur in the future pursuant to Internal Revenue Code Sections 382 and 383. These ownership changes may limit or eliminate the amount of net operating loss carryforwards that can be utilized to offset future taxable income. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. In general, an 'ownership change' as defined by the tax code results from a transaction or series of transactions over a three-year period resulting in an ‘ownership change’ of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups. The Company has not completed an ownership change analysis pursuant to Internal Revenue Code Section 382 as of December 31, 2025.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of available evidence, including the Company's history of operating losses, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been established by the Company to fully offset these net deferred tax assets. The Company increased its valuation allowance by approximately $13.6 million during the year ending December 31, 2025.

The differences between the Company’s effective tax rate and the U.S. federal statutory tax rate were as follows (in thousands, except percentages):

	December 31, 2025
	Amount	%
Income taxes (benefit) at statutory federal rate	(36,498)	21.0%
State and local taxes, net of federal income tax effect	-	0.0%
Foreign tax effects
Other foreign	175	(0.1)%
Change in valuation allowance	10,453	(6.0)%
Non-taxable or nondeductible items
Stock compensation	137	(0.1)%
Non-deductible debt items	25,403	(14.6)%
Other	330	(0.2)%
Effective income tax rate	-	0.0%

The Company did not pay federal, state, or foreign cash income taxes or have cash income taxes refunded in the years ended December 31, 2025. The Company’s domestic operations are principally in the state of California.

As previously disclosed for the year ended December 31, 2024 and prior to the adoption of ASU 2023-09, the reconciliation of income tax benefit at the U.S. federal statutory rate to the provision for income taxes is as follows:

December 31,
2024
U.S. federal statutory income tax rate	21.0%
Adjustments for tax effects of:
State income taxes, net of federal tax	9.6%
Stock-based compensation	(3.7)%
Non-deductible debt items	25.3%
Change in valuation allowance	(49.7)%
Change in rate	0.5%
Return to provision	(1.6)%
Permanent differences and other	(1.4)%
Effective income tax rate	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction, state of California and certain foreign jurisdictions. As of December 31, 2025, the Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2021 or to California state income tax examinations for tax years ended on or before December 31, 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

The Company did not have a liability for unrecognized tax benefits at December 31, 2025 and 2024.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. As of December 31, 2025 and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill Act (OBBBA). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company has reflected the effect of OBBBA within the provision for income taxes and the deferred taxes as of December 31, 2025.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, CA, with the lease term through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the term. The Company also maintains an irrevocable letter of credit in connection with this lease, which had a balance of $0.2 million as of December 31, 2025 and is reducing 20% annually through the end of the lease term.

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

Future minimum annual lease payments under the Company’s noncancelable operating leases as of December 31, 2025, are as follows (in thousands):

Operating
Leases
2026	$4,863
2027	5,452
2028	5,616
2029	5,784
2030	5,958
Thereafter	32,037
Total minimum lease payments	59,710
Less: amount representing interest	(28,613)
Present value of operating lease obligations	31,097
Less: current portion	(4,564)
Noncurrent operating lease obligations	$26,533

Operating lease expenses were $8.0 million and $8.4 million for the years ended December 31, 2025 and 2024, respectively. Variable costs related to operating lease expenses and taxes, which are recognized as incurred, were $1.5 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,147	$9,010

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term, years	10.83	11.74
Weighted-average discount rate, %	14.0	13.9

Impairment of ROU Asset

During the year ended December 31, 2025, an impairment charge of $5.4 million was recognized related to the Company’s office and research and development space under a non-cancelable operating lease in Marina del Rey, California. The impairment resulted from changes in the anticipated timeline in the Company’s plan to sublease the vacated space. The ROU asset was determined to be not fully recoverable as the estimated undiscounted cash flows expected from sublease income were insufficient to recover the ROU asset’s carrying amount. The impairment charge was determined using level 3 inputs measured based on an income approach, with unobservable inputs including the estimates and assumptions for sublease income and a discount rate commensurate with the remaining lease term of 21.6%. There was no impairment of long-lived assets during the year ended December 31, 2024.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $4.9 million and $5.2 million in grant and award revenue from the MTEC Agreement during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had $0.5 million and $0.7 million as awards receivable from MTEC, respectively.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies”, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the year ended December 31, 2025 and 2024, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Employee Retirement Plan

The Company’s employees participate in an employee retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. All of the Company’s employees who meet minimum eligibility requirements are eligible to participate in the plan. The Company matched contributions of $0.2 million to the 401(k) plan for the years ended December 31, 2025 and 2024, respectively.

15. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing a pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.5% of its $12.2 million property and equipment, net, within the United States.

The following table includes certain segment information for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Grant and award revenue	$4,904	$5,174
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	114	6,840
AP-PA02: Cystic Fibrosis	33	236
AP-SA02: Bacteremia	2,157	4,177
AP-SA02: Prosthetic Joint Infection	2	35
Expenses not allocated by projects	2,696	2,408
Total external research and development expenses	5,002	13,696
Research and development personnel expenses	9,199	10,764
Other research and development expenses	9,516	9,966
Total research and development expenses	23,717	34,426
General and administrative expenses:
General and administrative personnel expenses	4,897	4,935
Other general and administrative expenses	7,512	8,249
Total general and administrative expenses	12,409	13,184
Impairment expense	5,412	-
Total operating expenses	41,538	47,610
Operating loss	(36,634)	(42,436)
Other income (expense), net	(137,165)	23,520
Net loss	$(173,799)	$(18,916)

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Principal Financial

Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance and Principal Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

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

Item 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual

Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

4.7	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021)

4.8

Description of the Company’s securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025).

4.9	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2022).

4.10	Warrant Amendment, dated January 23, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

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

10.27

Credit and Security Agreement, dated March 4, 2024, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2024).

10.28

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

10.31

Third Amendment to Secured Convertible Credit and Security Agreement, dated as of November 12, 2024, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2024).

10.32+

Separation and Release Agreement, by and between Armata Pharmaceuticals, Inc. and Mina Pastagia, M.D., dated as of December 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2024).

10.33+

Employment Letter Agreement, dated June 1, 2024, by and between Armata Pharmaceuticals, Inc. and Pierre Kyme (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025).

10.34

Employment Letter Agreement, dated July 31, 2024, by and between Armata Pharmaceuticals, Inc. and David House (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2024).

10.35

Credit and Security Agreement, dated March 12, 2025, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.36

First Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.37

Third Amendment to Credit and Security Agreement, dated as of March 12, 2025, by and among the Issuer, Innoviva Sub and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.38

Fourth Amendment to Secured Convertible Credit and Security Agreement, dated March 12, 2025, by and among the Company and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2025).

10.39	Credit and Security Agreement, dated August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2025).

10.40

Capital on Demand™ Sales Agreement, dated as of December 1, 2025, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2025).

10.41

First Amendment, dated as of January 23, 2026, to that certain Credit and Security Agreement, dated as of March 12, 2025, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.42

Second Amendment, dated as of January 23, 2026, to that certain to that certain Credit and Security Agreement, dated as of March 4, 2024, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.43

Fourth Amendment, dated as of January 23, 2026, to that certain Credit and Security Agreement, dated as of July 10, 2023, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.44

Fifth Amendment, dated as of January 23, 2026, to that certain Secured Convertible Credit and Security Agreement, dated as of January 10, 2023, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.45

Amendment No.2, dated as of January 23, 2026, to that certain Second Amended and Restated Voting Agreement, dated as of February 9, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

19.1

Armata Pharmaceuticals, Inc. Amended and Restated Insider Trading Policy and Guidelines with Respect to Certain Transaction in Securities, Effective as of December 16, 2024 and as Amended Through December 16, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on the signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

97

Armata Pharmaceuticals, Inc. Policy for the Recovery of Erroneously Awarded Compensation, adopted on October 2, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025).

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

ARMATA PHARMACEUTICALS, INC.

Date: March 25, 2026	By:	/s/ Deborah Birx
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

Signature	Title	Date

/s/ Deborah Birx	Chief Executive Officer and Director	March 25, 2026
Deborah Birx, M.D.	(Principal Executive Officer)

/s/ David D. House	Senior Vice President, Finance and Principal Financial Officer	March 25, 2026
David D. House

/s/ Jules Haimovitz	Director	March 25, 2026
Jules Haimovitz

/s/ Odysseas D. Kostas, M.D	Director	March 25, 2026
Odysseas D. Kostas, M.D.

/s/ Robin Kramer	Chair of the Board of Directors	March 25, 2026
Robin Kramer

/s/ Joseph M. Patti, Ph.D.	Director	March 25, 2026
Joseph M. Patti, Ph.D.

/s/ Todd C. Peterson, Ph.D.	Director	March 25, 2026
Todd C. Peterson, Ph.D.

/s/ Sarah J. Schlesinger, M.D.	Director	March 25, 2026
Sarah J. Schlesinger, M.D.