Form 10-Q
period 2026-03-31
Armata Pharmaceuticals, Inc.
filed 2026-05-13
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of May 8, 2026 was 36,710,810.

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

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail in the section hereof entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. Given these uncertainties, you should not place undue reliance on any of the forward-looking statements included in this Quarterly Report. In addition, this Quarterly Report also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates, as well as data regarding market research, estimates, and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$4,754	$8,688
Prepaid expenses and other current assets	1,145	1,508
Other receivables	47	472
Total current assets	5,946	10,668
Restricted cash	4,120	5,390
Property and equipment, net	11,780	12,194
Operating lease right-of-use asset	33,395	33,911
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	813	973
Total assets	$69,800	$76,882

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,448	$1,705
Accrued compensation	2,815	2,191
Current portion of operating lease liabilities	4,593	4,564
Other current liabilities	372	487
Total current liabilities	9,228	8,947
Convertible Loan, non-current	254,922	153,860
Term debt, non-current	87,976	103,061
Operating lease liabilities, net of current portion	26,183	26,533
Deferred tax liability	3,077	3,077
Total liabilities	381,386	295,478

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 36,644,703 and 36,431,444 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	366	364
Additional paid-in capital	304,928	282,574
Accumulated deficit	(616,880)	(501,534)
Total stockholders’ deficit	(311,586)	(218,596)
Total liabilities and stockholders’ deficit	$69,800	$76,882

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Grant and award revenue	$789	$491
Operating expenses
Research and development	6,111	5,429
General and administrative	3,463	3,253
Total operating expenses	9,574	8,682
Operating loss	(8,785)	(8,191)
Other income (expense)
Interest income	60	59
Interest expense	(5,559)	(3,602)
Change in fair value of the Convertible Loan	(101,062)	5,203
Total other income (expense), net	(106,561)	1,660
Net loss	$(115,346)	$(6,531)
Per share information:
Net loss per share, basic	$(3.16)	$(0.18)
Weighted average shares outstanding, basic	36,530,284	36,184,802
Net loss per share, diluted	$(3.16)	$(0.20)
Weighted average shares outstanding, diluted	36,530,284	59,478,662

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three Months Ended March 31, 2026 and 2025

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	10,412	—	(14)	—	(14)
Stock-based compensation expense	—	—	781	—	781
Net loss	—	—	—	(6,531)	(6,531)
Balances, March 31, 2025	36,193,479	$362	$280,121	$(334,266)	$(53,783)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2025	36,431,444	$364	$282,574	$(501,534)	$(218,596)
2026 Debt and Warrant Amendments (Note 8)	—	—	20,640	—	20,640
Exercise of stock options	201,708	2	702	—	704
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	11,551	—	(63)		(63)
Stock-based compensation expense	—	—	1,075	—	1,075
Net loss	—	—	—	(115,346)	(115,346)
Balances, March 31, 2026	36,644,703	$366	$304,928	$(616,880)	$(311,586)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(115,346)	$(6,531)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation expense	457	377
Stock-based compensation expense	1,075	781
Change in fair value of the Convertible Loan	101,062	(5,203)
Non-cash interest expense	5,555	3,596
Change in right-of-use asset	516	597
Changes in operating assets and liabilities:
Prepaid expenses and other assets	948	539
Accounts payable and accrued liabilities	(352)	(553)
Accrued compensation	624	(933)
Operating lease liability	(321)	(250)
Net cash used in operating activities	(5,782)	(7,580)
Investing activities:
Purchases of property and equipment	(63)	(99)
Net cash used in investing activities	(63)	(99)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	—	10,000
Payments for taxes related to net share settlement of equity awards	(63)	(14)
Proceeds from exercise of stock options	704	—
Net cash provided by financing activities	641	9,986
Net change in cash, cash equivalents and restricted cash	(5,204)	2,307
Cash, cash equivalents and restricted cash, beginning of period	14,078	14,771
Cash, cash equivalents and restricted cash, end of period	$8,874	$17,078
Supplemental disclosure of cash flow information:
2026 Debt and Warrant Amendments recorded as debt discount (Note 8)	$20,640	$—
Property and equipment included in accounts payable and accrued liabilities	$11	$9

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$4,754	$11,688
Restricted cash	4,120	5,390
Cash, cash equivalents and restricted cash	$8,874	$17,078

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of the Business

Armata Pharmaceuticals, Inc. (“Armata”) together with its subsidiaries (the “Company”), is a late clinical-stage biotechnology company focused on the development of high-purity and potency, pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat bacterial infections using its proprietary bacteriophage-based technology.

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) American exchange under the ticker symbol “ARMP.”

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of March 31, 2026, the Company had an accumulated deficit of $616.9 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $4.8 million as of March 31, 2026 will not be sufficient to fund its operations for the next 12 months from the date that these condensed consolidated financial statements are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

May 2026 Credit Agreement

On May 12, 2026, the Company entered into a credit and security agreement (the “May 2026 Credit Agreement”) for a secured term loan facility in the aggregate amount of $25.0 million (the “May 2026 Loan”) with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the May 2026 Loan is guaranteed by the Company’s domestic subsidiaries, and the May 2026 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. Refer to Note 15. “Subsequent Event” for further details.

Credit Agreements and Warrants Extensions

On January 23, 2026, the Company entered into amendments to the credit and security agreement, dated March 12, 2025 (the “March 2025 Credit Agreement”), the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”), the credit and security agreement, dated July 10, 2023 (the “2023 Credit Agreement”), and the secured convertible credit and security agreement, dated January 10, 2023 (the “Convertible Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), the Company’s principal stockholder and a related party (collectively, “Innoviva”), extending the maturity dates to June 1, 2027 (collectively, the “2026 Debt Amendments”). In exchange for the 2026 Debt Amendments, the Company also amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031 (the “Warrant

Amendments,” and together with the 2026 Debt Amendments, the “2026 Debt and Warrant Amendments”), and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

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

August 2025 Credit Agreement

On August 11, 2025, the Company entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a secured term loan facility in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva Sub. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the August 2025 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2025 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026. The information as of December 31, 2025 included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim reporting. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Any reference in the condensed consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and restricted cash. As of March 31, 2026, cash equivalents and restricted cash were invested primarily in money market funds through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$250	$250	$—	$—
Convertible Loan– financial liabilities	254,922	—	—	254,922

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,218	$4,218	$—	$—
Convertible Loan– financial liabilities	153,860	—	—	153,860

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

The Company estimated the fair value of its Convertible Loan using the following inputs during the year ended December 31, 2025:

December 31, 2025
Discount rate	18.43%-24.37%
Probabilities of settlement scenarios	0%-100%
Volatility	76.40%-101.30%
Expected term (in years)	0.20-1.00
Risk-free rate	3.63%-4.19%

During the three months ended March 31, 2026, the Company estimated the fair value of the Convertible Loan on an as-converted basis, assuming a 100% conversion into equity.

The following table presents a summary of the changes in the fair value of its Convertible Loan for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible Loan at the beginning of the period	$153,860	$32,897
Change in fair value	101,062	(5,203)
Convertible Loan at the end of the period	$254,922	$27,694

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders, basic	$(115,346)	$(6,531)
Change in fair value of the Convertible Loan	—	(5,203)
Net loss attributable to common stockholders, diluted	$(115,346)	$(11,734)

Denominator:
Weighted average shares outstanding, basic	36,530,284	36,184,802
Shares issuable upon the conversion of the Convertible Loan	—	23,293,860
Weighted average common shares outstanding, diluted	36,530,284	59,478,662

Net loss per share, basic	$(3.16)	$(0.18)
Net loss per share, diluted	$(3.16)	$(0.20)

The following outstanding securities as of March 31, 2026 and March 31, 2025 have been excluded from the computation of dilutive weighted-average shares outstanding, as they would have been anti-dilutive:

	March 31, 2026		March 31, 2025
Outstanding stock options	6,408,240		5,276,523
Unvested restricted stock units	135,000		202,500
Shares issuable upon the conversion of the Convertible Loan	24,894,737	(1)	—
Outstanding warrants	10,655,047		10,655,047
	42,093,024		16,134,070

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of March 31, 2026, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $7.8 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$21,177	$21,141
Furniture and fixtures	851	851
Office and computer equipment	440	440
Leasehold improvements	3,809	3,802
Total	26,277	26,234
Less: accumulated depreciation	(14,497)	(14,040)
Property and equipment, net	$11,780	$12,194

Depreciation expense totaled $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Property and equipment not yet in use was $3.6 million and $7.8 million as of March 31, 2026 and December 31, 2025, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$660	$921
Accrued clinical trial expenses	48	77
Other accrued expenses	740	707
	$1,448	$1,705

7. Convertible Loan

On January 10, 2023, the Company received the convertible loan in the aggregate amount of $30.0 million (the “Convertible Loan”) from Innoviva Sub pursuant to the Convertible Credit Agreement. The Convertible Loan bears interest at a rate of 8.0% per annum and is scheduled to mature on June 1, 2027.

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

On January 23, 2026, the Company entered into amendments to the Convertible Credit Agreement, the March 2025 Credit Agreement, the 2024 Credit Agreement, and the 2023 Credit Agreement with Innoviva Sub, which, among other things, extended the maturity dates of the respective agreements to June 1, 2027 as well as extended maturity dates of certain outstanding warrants (Note 9) till January 26, 2031 (collectively, the “2026 Debt and Warrant Amendments”).

The Company determined that the 2026 Debt and Warrant Amendments should be accounted for as a single combined transaction. The Company further concluded that the amendments constitute a troubled debt restructuring (“TDR”) for accounting purposes, as the Company was experiencing financial difficulty, and Innoviva Sub, in connection with the 2026 Debt and Warrant Amendments, granted a concession to the Company.

Following the January 23, 2026 amendment of the Convertible Loan, the Company continues to account for the Convertible Loan at fair value on its consolidated balance sheets, with changes in fair value recognized in other income (expense), net, in the consolidated statements of operations in each reporting period. The Company recognized a loss of $101.1 million and a gain of $5.2 million as the change in fair value of the Convertible Loan for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, accrued stated interest related to the Convertible Loan was approximately $7.8 million and $7.2 million, respectively.

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

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum (the “2023

Loan”), and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. As of March 31, 2026 and December 31, 2025, accrued stated interest related to the 2023 Loan was approximately $9.7 million and $8.8 million, respectively.

On March 4, 2024, the Company entered into the 2024 Credit Agreement for a secured term loan facility in an aggregate amount of $35.0 million (the “2024 Loan”). The 2024 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity.

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million, and subsequently is recognized at the amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. As of March 31, 2026 and December 31, 2025, accrued stated interest related to the 2024 Loan was approximately $10.3 million and $9.1 million, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for a secured term loan facility in an aggregate amount of $10.0 million (the “March 2025 Loan”). The March 2025 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and subsequently is recognized at the amortized cost. As of March 31, 2026 and December 31, 2025, accrued stated interest related to the March 2025 Loan was approximately $1.5 million and $1.1 million, respectively.

On August 11, 2025, the Company entered into the August 2025 Credit Agreement for the August 2025 Loan in an aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The August 2025 Loan was initially recognized at cash proceeds of $15.0 million and subsequently is recognized at the amortized cost. The August 2025 Loan’s annual effective interest rate was 12.27% as of March 31, 2026. As of March 31, 2026 and December 31, 2025, accrued stated interest related to the August 2025 Loan was approximately $1.4 million and $0.8 million, respectively.

Since the 2026 Debt and Warrant Amendments constitute a TDR and the total undiscounted future cash payments under the amended debts terms exceed the carrying amount of the existing debts as of the 2026 Debt and Warrant Amendments date, no adjustment to the carrying amounts of the debts was recorded and no gain was recognized. Instead, the Company established a revised effective interest rate based on the modified contractual cash flows. The revised effective interest rate of 36.19% was applied prospectively to all term loans to accrete the carrying amount of the term loans to their respective contractual repayment amounts at maturity.

The Company recorded a $20.6 million increase in the fair value of the warrants as a debt discount, with a corresponding increase to additional paid-in capital. The Company determined that as a result of the TDR fair value of the convertible debt not changing, the entire debt discount was allocated to the term loans using a yield-based methodology that results in a consistent effective interest rate across the amended term loans.

The debt discount is subsequently amortized to interest expense over the remaining term of the amended debts using the effective interest method.

The Company estimated the increase in the fair value of the warrants associated with the 2026 Debt and Warrant Amendments utilizing the Black-Scholes valuation model with the following assumptions:

Three Months Ended March 31, 2026
Discount rate	3.53%-3.84%
Expected Volatility	101.61%-119.38%
Expected term (in years)	0.01-5.01
Expected dividend yield	0%

9. Stockholders’ Deficit

Warrants

As of March 31, 2026, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

Shares	Exercise Price	Expiration Date
1,867,912	$3.25	January 26, 2031
4,285,935	$3.25	January 26, 2031
1,807,396	$5.00	January 26, 2031
2,692,604	$5.00	January 26, 2031
1,200	$1,680.00	None
10,655,047

On January 23, 2026, the Company extended the expiration date of 10,653,847 warrants to January 26, 2031. The increase in the fair value of the warrants resulting from the 2026 Debt and Warrant Amendments was accounted for as part of the TDR (see Note 7 and 8).

Shares Reserved for Future Issuance

As of March 31, 2026, the Company had reserved shares of its Common Stock for future issuance as follows:

March 31, 2026
Stock options outstanding	6,408,240
Unvested restricted stock units	135,000
Shares issuable under the Employee Stock Purchase Plan	16,174
Shares available for future grants under the 2016 Plan	3,992,177
Warrants outstanding	10,655,047
Shares issuable upon the conversion of the Convertible Loan	24,894,737
Total shares reserved	46,101,375

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of March 31, 2026, there were 3,992,177 shares available for issuance under the 2016 Plan.

Stock option transactions during the three months ended March 31, 2026 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2025	4,803,921	$3.22	7.4	$15,045
Granted	1,806,796	$11.61		$—
Exercised	(201,708)	$3.49		$1,030
Forfeited/Cancelled/Expired	(769)	$398.69		$—
Outstanding at March 31, 2026	6,408,240	$5.53	8.0	$32,650
Vested and expected to vest at March 31, 2026	6,408,240	$5.53	8.0	$32,650
Exercisable at March 31, 2026	2,919,668	$3.50	6.6	$19,680

The aggregate intrinsic value of options at March 31, 2026 is based on the Company’s closing stock price on that date of $10.24 per share.

Restricted stock unit award transactions during the three months ended March 31, 2026 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	152,500	$2.73
Granted	—	$—
Vested	(17,500)	$3.38
Cancelled	—	$—
Outstanding at March 31, 2026	135,000	$2.65

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

The assumptions used in the Black-Scholes model during the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.76%-3.83%	4.27%-4.30%
Expected volatility	99.58%-100.00%	99.64%-101.43%
Expected term (in years)	5.50-6.25	5.75-6.25
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$460	$320
General and administrative	615	461
Total stock-based compensation expense	$1,075	$781

As of March 31, 2026, there was $18.0 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.3 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 and 2025. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is from $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancellable lease in Los Angeles, California (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022 and the total lease term is for 16 years and runs through 2038. The Company was responsible for construction costs over the tenant improvement allowance of $7.2 million. The construction was completed as of December 31, 2024, and the Company received the full allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use (“ROU”) asset.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022, which was reduced to $4.0 million as of March 31, 2026.

Future minimum annual lease payments under the Company’s non-cancelable operating leases as of March 31, 2026 are as follows (in thousands):

Operating
Leases
2026 (remaining)	$3,550
2027	5,452
2028	5,616
2029	5,784
2030	5,958
Thereafter	32,037
Total minimum lease payments	58,397
Less: amount representing interest	(27,621)
Present value of operating lease obligations	30,776
Less: current portion	(4,593)
Noncurrent operating lease obligations	$26,183

Operating lease expenses were $1.8 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.3 million for each of the three months ended March 31, 2026 and 2025.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,308	$1,671

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term, years	10.6	10.8
Weighted-average discount rate, %	14.0	14.0

Impairment of ROU Asset

During the year ended December 31, 2025, an impairment charge of $5.4 million was recognized related to the Company’s office and research and development space under a non-cancelable operating lease in Marina del Rey, California. The impairment resulted from changes in the anticipated timeline in the Company’s plan to sublease the vacated space. The ROU asset was determined to be not fully recoverable as the estimated undiscounted cash flows expected from sublease income were insufficient to recover the ROU asset’s carrying amount. The impairment charge was determined using level 3 inputs measured based on an income approach, with unobservable inputs including the estimates and assumptions for sublease income and a discount rate commensurate with the remaining lease term of 21.6%. There was no impairment of long-lived assets during the three months ended March 31, 2026.

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoD through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. This award has been used to partially fund the Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study to assess the safety, tolerability and efficacy of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia (“SAB”) infections and to support activities required for an end-of-Phase

2 meeting with the FDA. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost reimbursable model, based on agreed upon cost share percentages, and the money received is not refundable to MTEC.

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

The MTEC Agreement is effective through September 30, 2026, and may be terminated, in whole or in part, upon 30 calendar days’ prior written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $0.8 million and $0.5 million in grant and award revenue from the MTEC Agreement during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had less than $0.1 million and $0.5 million as awards receivable from MTEC.

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

The first payment under the Award Agreement, in the amount of $1.0 million, became due upon signing the Award Agreement and was received in April 2020. The remainder of the CFF Award was payable to the Company incrementally in installments upon the achievement of certain milestones related to the development program and progress of the Phase 1b/2a clinical trial of AP-PA02, as set forth in the Award Agreement. The total amount of the CFF Award was recognized through December 2023 and the final payment was received in 2024.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2025 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the three months ended March 31, 2026 and 2025, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.6% of its $11.8 million property and equipment, net within the United States.

The following table includes certain segment information for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Grant and award revenue	$789	$491
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	(26)	(440)
AP-PA02: Cystic Fibrosis	-	11
AP-SA02: Bacteremia	115	652
AP-SA02: Prosthetic Joint Infection	-	1
Expenses not allocated by projects	894	520
Total external research and development expenses	983	744
Research and development personnel expenses	2,625	2,313
Other research and development expenses	2,503	2,372
Total research and development expenses	6,111	5,429
General and administrative expenses:
General and administrative personnel expenses	1,462	1,401
Other general and administrative expenses	2,001	1,852
Total general and administrative expenses	3,463	3,253
Total operating expenses	9,574	8,682
Operating loss	(8,785)	(8,191)
Other income (expense), net	(106,561)	1,660
Net loss	$(115,346)	$(6,531)

15. Subsequent Event

May 2026 Credit Agreement

On May 12, 2026, the Company entered into the May 2026 Credit Agreement for the May 2026 Loan in the aggregate amount of $25.0 million with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the May 2026 Loan is guaranteed by the Company’s domestic subsidiaries, and the May 2026 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed on March 25, 2026 with the U.S. Securities and Exchange Commission (the “SEC”).

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

Statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements concerning product development plans, commercialization of our products, the expected market opportunity for our products, the use of bacteriophages and synthetic phages to kill bacterial pathogens, future funding sources, general and administrative expenses, clinical trial and other research and development expenses, costs of manufacturing, costs relating to our intellectual property, capital expenditures, the expected benefits of our targeted phage therapies strategy, the potential market for our products, tax credits and carry-forwards, and litigation-related matters. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “goal,” “potential” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements necessarily contain these identifying words. These statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 25, 2026 with the SEC, and under Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update any forward-looking statements.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

Our first phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment emergent adverse event profile similar to placebo. Pharmacokinetics findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. The total amount of the CFF Award was recognized through December 2023, and the final payment was received in 2024. Following the promising Phase 1b/2a results of favorable safety and tolerability profile and plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

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

Findings from the Phase 1b/2a study, including the favorable safety and tolerability profile of AP-SA02, inform the design of a larger definitive efficacy study to demonstrate superiority of AP-SA02 in treating complicated SAB. In January 2026, the Company announced the conclusion of an End-of-Phase 2 (“EOP2”) meeting written response from the FDA. The FDA’s Center for Biologics Evaluation and Research (“CBER”) division, upon reviewing our detailed EOP2 meeting package, confirmed that the safety and efficacy data from our Phase 2a diSArm study support advancement to Phase 3. The FDA provided critical guidance on key elements of the Phase 3 clinical study design, which will assess the superiority of AP-SA02 over the current standard of care for the treatment of complicated S. aureus bacteremia. The FDA provided comments on Chemistry, Manufacturing, and Controls (“CMC”) which we are aligning with our existing Phase 3 manufacturing and quality strategy. The FDA also included recommendations for the future Biologics License Application (“BLA”). As of the date of this filing, we are continuing to address many of the clinical and CMC comments from the FDA.

On February 20, 2026, under Section 505E of the Federal Food, Drug, and Cosmetic Act, the FDA designated AP-SA02 for intravenous use as a Qualified Infectious Disease Product Designation (“QIDP”) for adjunct treatment of complicated bacteremia caused by methicillin-sensitive or methicillin-resistant S. aureus. To achieve QIDP designation, a drug candidate must be intended to treat serious or life-threatening infections, particularly those caused by bacteria and fungi that are resistant to treatment, or that treat qualifying resistant pathogens identified by the FDA. The QIDP designation makes AP-SA02 eligible to benefit from certain incentives for the development of new antibacterials provided under the Generating Antibiotic Incentives Now (“GAIN”) Act, including an additional five-year extension of Hatch-

Waxman market exclusivity. Further, the QIDP designation makes AP-SA02 eligible for Fast Track status, which provides an opportunity for more frequent meetings and communication with the FDA, priority and rolling review, leading to potential accelerated approval of its BLA. As of the date of this filing, the Company has submitted to the FDA a request for Fast Track Designation for AP-SA02.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of Defense (the “DoD”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Superiority Study

The current proposed Phase 3 clinical study design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, is intended to assess the superiority of AP-SA02 administered as an adjunct to 4–6 weeks of BAT for the treatment of adults with complicated S. aureus bacteremia. The trial will evaluate clinical response at 7 days post BAT and/or 28 days post BAT as the primary study endpoint, and defined as resolution of all baseline signs and symptoms of bacteremia and negative blood cultures. Secondary endpoints include clinical response at day 14 (TOC), time to hospital discharge, microbiologic eradication evidenced by two consecutive negative blood cultures, and S. aureus-specific and all-cause mortality at day 14, 7 days post BAT and/or 28 days post BAT. The study is expected to enroll approximately 450 patients in a 2:1 randomization, powered to detect a 15% absolute improvement with 90% power at a 0.05 alpha level, and is designed to provide safety data from approximately 300 AP-SA02-treated subjects (receiving the full 7-day course and followed for 28 days post-BAT) to support a potential BLA. Safety and healthcare resource impact analyses will be included.

The Phase 3 study is anticipated to initiate in the second half of 2026.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 registrational study in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to infectious disease clinical treatment guidelines, requiring the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

Additional Clinical Indications for AP-SA02

On August 1, 2022, we announced FDA approval to proceed with our IND application for AP-SA02 in a second indication, PJI with S. aureus. We had planned to initiate a Phase 1b/2a trial; however, in light of the growing concerns of both PJI and wound infections, we are considering revising the protocol to include both indications. Driven by data from the bacteremia studies, and with sufficient funding, we may in the future initiate a Phase 1b/2a trial to assess the safety and tolerability of intravenous and intra-articular AP-SA02 as an adjunct to standard of care antibiotics in adults undergoing treatment of periprosthetic joint infections and/or wound infections caused by S. aureus.

The following chart summarizes the status of our phage product candidate development programs and partners.

*End-of-Phase 2 meeting completed; FDA agreed that data from the Phase 2a diSArm study support advancement of AP-SA02 to a Phase 3 superiority study; anticipated to start 2H 2026.

1. QIDP: Qualified Infectious Disease Product; FTD: Fast Track Designation.

2. Department of Defense (DoD) award received through the Medical Technology Enterprise Consortium (MTEC) and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program.

PJI: prosthetic joint infection; CF: cystic fibrosis; NCFB: non-CF bronchiectasis.

diSArm NCT05184764; SWARM-P.a. NCT04596319; Tailwind NCT05616221.

We have incurred net losses since our inception and our operations to date have been primarily limited to research and development and raising capital. As of March 31, 2026, we had an accumulated deficit of $616.9 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates and for working capital and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $4.8 million as of March 31, 2026 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

Appointment of Daniel B. Gilmer, Ph.D. to Board of Directors

Effective April 24, 2026, Daniel B. Gilmer, Ph.D. joined our Board of Directors. Dr. Gilmer brings 20 years of experience in healthcare commercialization, management consulting, and academic research. Most recently, Dr. Gilmer led an organization at Pfizer responsible for quality and promotional review across 50+ U.S. brands, working closely with medical, legal, and regulatory subject matter experts to advise commercial stakeholders on content quality, compliance, and risk-benefit balance. Previously, from April 2022 to February 2025, Dr. Gilmer led cross-functional teams in Pfizer’s Antiviral and Diagnostics Business, where he launched PAXLOVIDTM in the United States as it received New Drug Approval from the FDA. Earlier at Pfizer, from April 2021 to April 2022, Dr. Gilmer worked in Inflammation & Immunology Commercial Development, where he helped shape strategy for a portfolio of rheumatology and immunology assets. Dr. Gilmer joined Pfizer in Research & Development in May 2019, where he contributed to Pfizer’s COVID-19 vaccine-enabling operating model and R&D portfolio strategy. Dr. Gilmer is an equal co-inventor on the patent for Exebacase (also termed “CF-301” or “PlySs2”), a first-in-class Staphylococcus bacteriophage endolysin. Exebacase received Fast Track and Breakthrough Therapy designations from the FDA before advancing to Phase 3 clinical trials. Dr. Gilmer has authored multiple peer-reviewed publications on phage lysins and antimicrobial resistance. Prior to joining Pfizer, Dr. Gilmer worked at McKinsey & Co. focusing on commercial growth strategies, market access, and lean manufacturing in the United States, Canada, and France. Earlier in his career, he conducted microbiology and infectious disease research at leading academic institutions and the National Institutes of Health. He has a Ph.D. in Microbiology from Rockefeller University (“RU”) and a B.S. from Howard University. As an RU alum, he serves on both the RU Board of Trustees Educational Affairs Committee and the RU Ford Center Incubator selection committee. He is a member of the New York Academy of Sciences and a term member at the Council on Foreign Relations.

May 2026 Credit Agreement

On May 12, 2026, we entered into a credit and security agreement (the “May 2026 Credit Agreement”) for a secured term loan facility in the aggregate amount of $25.0 million (the “May 2026 Loan”) with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the May 2026 Loan is guaranteed by our domestic subsidiaries, and the May 2026 Loan is secured by substantially all of our and the subsidiary guarantors’ assets.

Credit Agreements and Warrants Extensions

On January 23, 2026, we entered into amendments to the credit and security agreement, dated March 12, 2025 (the “March 2025 Credit Agreement”), the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”), the credit and security agreement, dated July 10, 2023 (the “2023 Credit Agreement”), and the secured convertible credit and security agreement, dated January 10, 2023 (the “Convertible Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), extending the maturity dates to June 1, 2027 (collectively, the “2026 Debt Amendments”). In exchange for the 2026 Debt Amendment, we also amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable. Refer to Note 7, “Convertible Loan” and Note 8, “Term Debt”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

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

August 2025 Credit Agreement

On August 11, 2025, we entered into a credit and security agreement (the “August 2025 Credit Agreement”) for a secured term loan facility in the aggregate amount of $15.0 million (the “August 2025 Loan”) with Innoviva. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the August 2025 Loan is secured by substantially all of our and the subsidiary guarantors’ assets.

MTEC Agreement Modification

On March 26, 2026, the MTEC Agreement was further modified to extend the term to September 30, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Results of Operations

Comparison of three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Grant and award revenue	$789	$491	$298	60.7%
Operating expenses
Research and development	6,111	5,429	682	12.6%
General and administrative	3,463	3,253	210	6.5%
Total operating expenses	9,574	8,682	892	10.3%
Loss from operations	(8,785)	(8,191)	(594)	7.3%
Other income (expense)
Interest income	60	59	1	1.7%
Interest expense	(5,559)	(3,602)	(1,957)	54.3%
Change in fair value of the Convertible Loan	(101,062)	5,203	(106,265)	(2042.4%)
Total other income (expense), net	(106,561)	1,660	(108,221)	(6519.3%)
Net loss	$(115,346)	$(6,531)	$(108,815)	1666.1%

Grant and Award Revenue

We recognized $0.8 million and $0.5 million of grant and award revenue during the three months ended March 31, 2026 and 2025, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

External costs:
Clinical trials	$62	$117	$(55)	(47.0)%
Other research and development costs, including consulting, laboratory supplies and other	921	627	294	46.9%
Total external costs	983	744	239	32.1%
Internal costs:
Personnel-related costs	2,625	2,313	312	13.5%
Facilities and overhead costs	2,503	2,372	131	5.5%
Total research and development expense:	$6,111	$5,429	$682	12.6%

Research and development expenses increased by $0.7 million, from $5.4 million for the three months ended March 31, 2025 to $6.1 million for the three months ended March 31, 2026.

Other external research and development costs increased by $0.3 million from $0.6 million for the three months ended March 31, 2025 to $0.9 million for the three months ended March 31, 2026. The increase was primarily due to an increase of lab supplies related to the end-of-Phase 2 FDA meeting and engineering runs.

Our expenses by product and by project for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

		Three Months Ended March 31,
		2026	2025
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(26)	$(440)
AP-PA02	Cystic Fibrosis	0	11
AP-SA02	Bacteremia	115	652
AP-SA02	Prosthetic Joint Infection	0	1
	Expenses not allocated by projects*	894	520
	Total external costs	$983	$744

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, increased by $0.3 million, from $2.3 million for the three months ended March 31, 2025 to $2.6 million for the three months ended March 31, 2026. The increase was primarily due to a $0.2 million increase in incentive compensation, salaries and wages, and employee benefits and a $0.1 million increase in stock-based compensation.

Facilities and overhead costs increased by $0.1 million, from $2.4 million for the three months ended March 31, 2025 to $2.5 million for the three months ended March 31, 2026. The increase was primarily due to an increase in lab equipment maintenance costs.

General and Administrative

General and administrative expenses were $3.5 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $0.2 million is primarily related to an increase in stock-based compensation expense.

Interest Income

Interest income remained consistent at $0.1 million for the three months ended March 31, 2026 and 2025, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $5.6 million and $3.6 million for the three months ended March 31, 2026 and 2025 respectively. The increase is primarily related to increased debt balances as compared to the prior year period. Interest expense related to the amortization of debt discount and issuance costs for the secured term loan facility in an aggregate amount of $25.0 million pursuant to the 2023 Credit Agreement (the “2023 Loan”), the secured term loan facility in an aggregate amount of $35.0 million pursuant to the 2024 Credit Agreement (the “2024 Loan”), the secured term loan facility in an aggregate amount of $10.0 million pursuant to the March 2025 Credit Agreement (the “March 2025 Loan”) and August 2025 Loan. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in June 2027, and the August 2025 Loan in January 2029.

Change in Fair Value of the Convertible Loan

We recognized a loss of $101.1 million and gain of $5.2 million on the change in the fair value of the Convertible Loan for the three months ended March 31, 2026 and 2025, respectively.

The Convertible Loan received from Innoviva Sub in January 2023 and amended in July 2023, November 2024, March 2025, and January 2026 is accounted for at fair value using a weighted probability of various settlement scenarios of the Convertible Loan during its term discounted to each reporting date. Conversion option scenarios are valued using an option pricing model with significant assumptions and estimates such as volatility, expected term and risk-free interest rates. Changes in fair value for the three months ended March 31, 2026 and 2025 were primarily due to fluctuations of our stock price. Refer to Note 7, “Convertible Loan”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $4.8 million as of March 31, 2026 will not be sufficient to fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

On May 12, 2026, we entered into the May 2026 Credit Agreement for the May 2026 Loan in the aggregate amount of $25.0 million with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the May 2026 Loan is guaranteed by our domestic subsidiaries, and the May 2026 Loan is secured by substantially all of our and the subsidiary guarantors’ assets.

On January 23, 2026, we entered into amendments to the March 2025 Credit Agreement, the 2024 Credit Agreement, the 2023 Credit Agreement and the Convertible Credit Agreement with Innoviva Sub, extending the maturity dates to June 1, 2027. Refer to Note 7, “Convertible Loan” and Note 8, “Term Debt”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. In addition, we amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

On December 1, 2025, we entered into the Sales Agreement with Jones, relating to the offer and sale of shares of its common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal.

On August 11, 2025, we entered into the August 2025 Credit Agreement for a secured term loan facility in the aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our and the subsidiary guarantors’ assets.

On March 12, 2025, we entered into the March 2025 Credit Agreement for the March 2025 Loan in an aggregate amount of $10.0 million. The March 2025 Loan bears interest at an annual rate of 14.0% and matures on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by our domestic subsidiaries, and the loan is secured by substantially all of our and the subsidiary guarantors’ assets.

On July 29, 2024, we amended the MTEC Agreement and increased the amount of the award by $5.3 million to a total of $21.6 million. We will recognize grant and award revenue from the third quarter of 2024 until the full amount of the amended award is utilized.

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,782)	$(7,580)
Investing activities	(63)	(99)
Financing activities	641	9,986
Net change in cash, cash equivalents and restricted cash	$(5,204)	$2,307

Cash Flows Used in Operating Activities

Net cash used in operating activities was $5.8 million and $7.6 million for the three months ended March 31, 2026 and 2025, respectively.

Cash used in operating activities in the three months ended March 31, 2026 was primarily due to our net loss for the period of $115.3 million, adjusted by non-cash items of $108.7 million and an increase of $0.9 million in our net operating assets and liabilities. The non-cash items consist of $101.1 million related to a loss from the change in fair value of the Convertible Loan, $5.6 million of non-cash interest expense on the 2023 Loan, 2024 Loan, March 2025 Loan, and August 2025 Loan, $1.1 million related to stock-based compensation expense, $0.5 million related to depreciation expense, and $0.5 million related to change in right-of-use asset. The increase in our net operating assets and liabilities was primarily due to an increase of $0.6 million in accrued compensation, a decrease of $0.4 million in accounts payable and accrued liabilities, a decrease of $0.3 million in the operating lease liability, and an increase of $0.9 million in prepaid expenses and other current assets.

Cash used in operating activities in the three months ended March 31, 2025 was primarily due to our net loss for the period of $6.5 million, adjusted by non-cash items of $0.1 million and a decrease of $1.2 million in our net operating assets and liabilities. The non-cash items consist of $5.2 million related to a gain from change in fair value of the Convertible Loan, $3.6 million of non-cash interest expense on the 2023 Loan, 2024 Loan and 2025 Loan, $0.8 million related to stock-based compensation expense, $0.4 million related to depreciation and amortization expense and $0.6 million related to change in right-of-use asset. The decrease in our net operating assets and liabilities was primarily due to a decrease of $0.9 million in accrued compensation, a decrease of $0.6 million in accounts payable and accrued liabilities, a decrease of $0.3 million in the operating lease liability, and a decrease of $0.5 million in prepaid expenses and other current assets.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively, which is attributable to purchases of laboratory and manufacturing equipment for office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $0.6 million, which consisted primarily of proceeds from option exercises, partially offset by the payment for taxes related to net share settlement of equity awards.

Cash provided by financing activities for the three months ended March 31, 2025 was $10.0 million, which consisted primarily of proceeds from issuance of short-term debt.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to the Convertible Loan, stock-based compensation expense, accruals for research and development costs, lease assets and liabilities, the valuation of deferred tax assets, valuation of uncertain income tax positions, impairment of goodwill and intangible assets and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 3 to the consolidated financial statements and critical accounting policies and estimated included in our Form 10-K filed with the SEC on March 25, 2026. There were no material changes to our critical accounting policies from December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and Senior Vice President, Finance and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of March 31, 2026. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely discussion regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A of Part I of our 2025 Form 10-K. There have been no material changes to the risk factors described in our 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Credit and Security Agreement

On May 12, 2026, the Company entered into, as borrower, a credit and security agreement (the “May 2026 Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva”), a wholly owned subsidiary of Innoviva, Inc., a principal shareholder of the Company. The May 2026 Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million (the “May 2026 Loan”) at an interest rate of 14.0% per annum, and has a maturity date of January 11, 2029. Repayment of the May 2026 Loan is guaranteed by the Company’s domestic subsidiaries, and the May 2026 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

The May 2026 Credit Agreement contains customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, investments, mergers or acquisitions and fundamental corporate changes. The May 2026 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the May 2026 Credit Agreement, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget.

The foregoing description of the May 2026 Credit Agreement is qualified in its entirety by the full text of such document, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

3.8	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2019).

3.9	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).

3.10	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2020).

4.1	Reference is made to Exhibits 3.1 through 3.10.

4.2	Warrant Amendment, dated January 23, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.1

First Amendment, dated as of January 23, 2026, to that certain Credit and Security Agreement, dated as of March 12, 2025, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.2

Second Amendment, dated as of January 23, 2026, to that certain to that certain Credit and Security Agreement, dated as of March 4, 2024, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.3

Fourth Amendment, dated as of January 23, 2026, to that certain Credit and Security Agreement, dated as of July 10, 2023, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.4

Fifth Amendment, dated as of January 23, 2026, to that certain Secured Convertible Credit and Security Agreement, dated as of January 10, 2023, by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.5

Amendment No.2, dated as of January 23, 2026, to that certain Second Amended and Restated Voting Agreement, dated as of February 9, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 26, 2026).

10.6

Credit and Security Agreement, dated as of May 12, 2026 by and among the Company, the Guarantors party thereto, and Innoviva Strategic Opportunities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2026).

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

ARMATA PHARMACEUTICALS, INC.

Date: May 13, 2026	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Senior Vice President, Finance and Principal Financial Officer
(Principal Financial Officer)