Form 10-Q
period 2026-06-30
Armata Pharmaceuticals, Inc.
filed 2026-08-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of August 6, 2026 was 37,181,979.

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

●	our pursuit of additional indications;
●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	our ability to obtain and maintain adequate coverage, pricing and reimbursement from third-party payors and governments;
●	the benefits of our product candidates;
●	the potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (the “CFF”) and the U.S. Department of War (the “DoW”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $28.7 million DoW award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$23,952	$8,688
Prepaid expenses and other current assets	673	1,508
Other receivables	2,532	472
Total current assets	27,157	10,668
Restricted cash	4,120	5,390
Property and equipment, net	11,230	12,194
Operating lease right-of-use asset	32,884	33,911
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	813	973
Total assets	$89,950	$76,882

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,855	$1,705
Accrued compensation	2,043	2,191
Convertible Loan, current	163,904	—
Term debt, current	77,580	—
Current portion of operating lease liabilities	4,622	4,564
Other current liabilities	195	487
Total current liabilities	250,199	8,947
Convertible Loan, non-current	—	153,860
Term debt, non-current	42,024	103,061
Operating lease liabilities, net of current portion	25,823	26,533
Deferred tax liability	3,077	3,077
Total liabilities	321,123	295,478

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 37,145,720 and 36,431,444 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	371	364
Additional paid-in capital	311,195	282,574
Accumulated deficit	(542,739)	(501,534)
Total stockholders’ deficit	(231,173)	(218,596)
Total liabilities and stockholders’ deficit	$89,950	$76,882

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant and award revenue	$2,510	$2,169	$3,299	$2,660
Operating expenses
Research and development	7,586	6,394	13,697	11,823
General and administrative	5,236	2,619	8,699	5,872
Total operating expenses	12,822	9,013	22,396	17,695
Operating loss	(10,312)	(6,844)	(19,097)	(15,035)
Other income (expense)
Interest income	69	108	129	167
Interest expense	(6,634)	(3,808)	(12,193)	(7,410)
Change in fair value of the Convertible Loan	91,018	(5,751)	(10,044)	(548)
Total other income (expense), net	84,453	(9,451)	(22,108)	(7,791)
Net income (loss)	$74,141	$(16,295)	$(41,205)	$(22,826)
Per share information:
Net income (loss) per share, basic	$2.02	$(0.45)	$(1.12)	$(0.63)
Weighted average shares outstanding, basic	36,747,840	36,193,479	36,639,663	36,189,165
Net loss per share, diluted	$(0.27)	$(0.45)	$(1.12)	$(0.63)
Weighted average shares outstanding, diluted	62,041,700	36,193,479	36,639,663	36,189,165

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2025	36,193,479	$362	$280,121	$(334,266)	$(53,783)
Stock-based compensation expense	—	—	575	—	575
Net loss	—	—	—	(16,295)	(16,295)
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2026	36,644,703	$366	$304,928	$(616,880)	$(311,586)
Exercise of stock options	163,017	2	506	—	508
Issuance of common stock under ATM, net	338,000	3	2,370		2,373
Stock-based compensation expense	—	—	3,391	—	3,391
Net income	—	—	—	74,141	74,141
Balances, June 30, 2026	37,145,720	$371	$311,195	$(542,739)	$(231,173)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of common stock upon release of restricted stock units, net of tax withholdings	10,412	—	(14)	—	(14)
Stock-based compensation expense	—	—	1,356	—	1,356
Net loss	—	—	—	(22,826)	(22,826)
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2025	36,431,444	$364	$282,574	$(501,534)	$(218,596)
2026 Debt and Warrant Amendments (Note 8)	—	—	20,640	—	20,640
Exercise of stock options	364,725	4	1,208	—	1,212
Issuance of common stock upon release of restricted stock units, net of tax withholdings	11,551	—	(63)		(63)
Issuance of common stock under ATM, net	338,000	3	2,370		2,373
Stock-based compensation expense	—	—	4,466	—	4,466
Net loss	—	—	—	(41,205)	(41,205)
Balances, June 30, 2026	37,145,720	$371	$311,195	$(542,739)	$(231,173)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(41,205)	$(22,826)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,048	743
Stock-based compensation expense	4,466	1,356
Change in fair value of the Convertible Loan	10,044	548
Non-cash interest expense	12,183	7,398
Change in right-of-use asset	1,027	1,183
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,065)	(1,173)
Accounts payable and accrued liabilities	(146)	(818)
Accrued compensation	(148)	(696)
Operating lease liability	(652)	(506)
Net cash used in operating activities	(14,448)	(14,791)
Investing activities:
Purchases of property and equipment	(80)	(248)
Net cash used in investing activities	(80)	(248)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	25,000	10,000
Proceeds from issuance of common stock under ATM, net	2,373	—
Payments for taxes related to net share settlement of equity awards	(63)	(14)
Proceeds from exercise of stock options	1,212	—
Net cash provided by financing activities	28,522	9,986
Net change in cash, cash equivalents and restricted cash	13,994	(5,053)
Cash, cash equivalents and restricted cash, beginning of period	14,078	14,771
Cash, cash equivalents and restricted cash, end of period	$28,072	$9,718
Supplemental disclosure of cash flow information:
2026 Debt and Warrant Amendments recorded as debt discount (Note 8)	$20,640	$—
Property and equipment included in accounts payable and accrued liabilities	$35	$—

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$23,952	$4,328
Restricted cash	4,120	5,390
Cash, cash equivalents and restricted cash	$28,072	$9,718

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

Armata’s common stock, par value $0.01 per share (the “Common Stock”) is traded on the New York Stock Exchange (the “NYSE”) American under the ticker symbol “ARMP.”

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of June 30, 2026, the Company had an accumulated deficit of $542.7 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $24.0 million as of June 30, 2026 will not be sufficient to fund its operations for the next 12 months from the date that these condensed consolidated financial statements are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 2025 At the Market Offering

On December 1, 2025, the Company entered into a Capital on Demand™ Sales Agreement (the “2025 ATM”) with JonesTrading Institutional Services LLC (“Jones”), relating to the at-the-market offering and sale of shares of its common stock. In accordance with the terms of the 2025 ATM, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the six months ended June 30, 2026, the Company issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by the Company.

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

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and restricted cash. As of June 30, 2026, cash equivalents and restricted cash were invested primarily in money market funds through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$20,297	$20,297	$—	$—
Convertible Loan– financial liabilities	163,904	—	—	163,904

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,218	$4,218	$—	$—
Convertible Loan– financial liabilities	153,860	—	—	153,860

The Company’s Convertible Loan (Note 7, “Convertible Loan”) is measured at fair value at inception and remeasured at each measurement period, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations. The Company estimates the fair value of its Convertible Loan using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with assumptions and estimates such as volatility, expected term, and risk-free interest rates. Level 3 fair value inputs include probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its Convertible Loan using the following inputs during the year ended December 31, 2025:

December 31, 2025
Discount rate	18.43%-24.37%
Probabilities of settlement scenarios	0%-100%
Volatility	76.40%-101.30%
Expected term (in years)	0.20-1.00
Risk-free rate	3.63%-4.19%

During the six months ended June 30, 2026, the Company estimated the fair value of the Convertible Loan on an as-converted basis, assuming a 100% conversion into equity.

The following table presents a summary of the changes in the fair value of its Convertible Loan for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Convertible Loan at the beginning of the period	$153,860	$32,897
Change in fair value	10,044	548
Convertible Loan at the end of the period	$163,904	$33,445

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders, basic	$74,141	$(16,295)	$(41,205)	$(22,826)
Change in fair value of the Convertible Loan	(91,018)	—	—	—
Net loss attributable to common stockholders, diluted	$(16,877)	$(16,295)	$(41,205)	$(22,826)

Denominator:
Weighted average shares outstanding, basic	36,747,840	36,193,479	36,639,663	36,189,165
Shares issuable upon the conversion of the Convertible Loan	25,293,860	—	—	—
Weighted average common shares outstanding, diluted	62,041,700	36,193,479	36,639,663	36,189,165

Net income (loss) per share, basic	$2.02	$(0.45)	$(1.12)	$(0.63)
Net loss per share, diluted	$(0.27)	$(0.45)	$(1.12)	$(0.63)

The following outstanding securities have been excluded from the computation of diluted weighted-average shares outstanding for the applicable periods presented, as they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026		June 30, 2025
Outstanding stock options	6,273,471	5,094,273	6,273,471		5,094,273
Unvested restricted stock units	135,000	202,500	135,000		202,500
Shares issuable upon the conversion of the Convertible Loan	—	23,692,982	25,293,860	(1)	23,692,982
Outstanding warrants	10,655,047	10,655,047	10,655,047		10,655,047
	17,063,518	39,644,802	42,357,378		39,644,802

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of June 30, 2026, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $8.4 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$21,228	$21,141
Furniture and fixtures	851	851
Office and computer equipment	440	440
Leasehold improvements	3,809	3,802
Total	26,328	26,234
Less: accumulated depreciation	(15,098)	(14,040)
Property and equipment, net	$11,230	$12,194

Depreciation expense totaled $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, and $1.0 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Property and equipment not yet in use was $3.5 million and $7.8 million as of June 30, 2026 and December 31, 2025, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$1,193	$921
Accrued clinical trial expenses	—	77
Other accrued expenses	662	707
	$1,855	$1,705

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

The Convertible Credit Agreement provides that if there is a financing from new investors of at least $30.0 million (a “Qualified Financing”), the outstanding principal amount of and all accrued and unpaid interest on the Convertible Loan shall be converted into shares of the Company’s Common Stock, at a price per share equal to a 15.0% discount to the lowest price per share for Common Stock paid by investors in such Qualified Financing. The Convertible Credit Agreement also required the Company to file a registration statement for the resale of all securities issued to the lender in connection with any conversion under the Convertible Credit Agreement, which the Company originally filed on February 13, 2023, and which was declared effective by the SEC on April 6, 2023. The Convertible Credit Agreement also confers upon the lender the option to convert any outstanding Convertible Loan amount, including all accrued and unpaid interest thereon, at the lender’s option, into shares of Common Stock at a price per share equal to the greater of book value or market value per share of Common Stock on the date immediately preceding the effective date of the Convertible Credit Agreement, which was $1.52 (as may be appropriately adjusted for any stock split, combination or similar act).

The Company evaluated authoritative guidance for accounting for the Convertible Loan and concluded that the Convertible Loan should be accounted for at fair value under ASC 480, Distinguishing Liabilities from Equity, due to the fact that the Convertible Loan will predominantly be settled with the Company’s Common Stock. Consequently, the Company recorded the Convertible Loan in its entirety at fair value on its consolidated balance sheet, with changes in fair value recorded as other income (expense) in the consolidated statements of operations during each reporting period.

On January 23, 2026, the Company entered into amendments to the Convertible Credit Agreement, the March 2025 Credit Agreement, the 2024 Credit Agreement, and the 2023 Credit Agreement with Innoviva Sub, which, among other things, extended the maturity dates of the respective agreements to June 1, 2027 as well as extended maturity dates of certain outstanding warrants (Note 9) to January 26, 2031 (collectively, the “2026 Debt and Warrant Amendments”).

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

Following the January 23, 2026 amendment of the Convertible Loan, the Company continues to account for the Convertible Loan at fair value on its consolidated balance sheets, with changes in fair value recognized in other income (expense), net, in the consolidated statements of operations in each reporting period. The Company recognized a gain of $91.0 million and a loss of $5.8 million as the change in fair value of the Convertible Loan for the three months ended June 30, 2026 and 2025, and a loss of $10.0 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, accrued stated interest related to the Convertible Loan was approximately $8.4 million and $7.2 million, respectively.

8. Term Debt

The 2023 Credit Agreement, 2024 Credit Agreement, March 2025 Credit Agreement, August 2025 Credit Agreement, and May 2026 Credit Agreement each contain customary affirmative and negative covenants and representations and warranties, including financial reporting obligations and certain limitations on indebtedness, liens, investments, distributions (including dividends), collateral, mergers or acquisitions and fundamental corporate changes. Each of the 2023 Credit Agreement, the 2024 Credit Agreement, the March 2025 Credit Agreement, the August 2025 Credit Agreement, and the May 2026 Credit Agreement also includes customary events of default, including payment defaults, breaches of provisions under the loan documents, certain losses or impairment of collateral and related security interests, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth therein, certain bankruptcy or insolvency events, and a material deviation from the Company’s operating budget. In addition, each of the credit agreements includes customary mandatory prepayment provisions that require the Company to apply specified proceeds received by the Company to prepay outstanding borrowings under the respective credit facilities. Mandatory prepayment events are triggered upon the receipt of proceeds from asset sales or other dispositions, casualty or condemnation events, the incurrence of indebtedness not otherwise permitted under the agreements, or the issuance of certain equity interests.

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum (the “2023 Loan”), and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. As of June 30, 2026 and December 31, 2025, accrued stated interest related to the 2023 Loan was approximately $10.6 million and $8.8 million, respectively.

On March 4, 2024, the Company entered into the 2024 Credit Agreement for a secured term loan facility in an aggregate amount of $35.0 million (the “2024 Loan”). The 2024 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity.

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million and is subsequently recognized at amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. As of June 30, 2026 and December 31, 2025, accrued stated interest related to the 2024 Loan was approximately $11.5 million and $9.1 million, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for a secured term loan facility in an aggregate amount of $10.0 million (the “March 2025 Loan”). The March 2025 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and is subsequently recognized at amortized cost. As of June 30, 2026 and December 31, 2025, accrued stated interest related to the March 2025 Loan was approximately $1.8 million and $1.1 million, respectively.

On August 11, 2025, the Company entered into the August 2025 Credit Agreement for the August 2025 Loan in an aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The August 2025 Loan was initially recognized at cash proceeds of $15.0 million and is subsequently recognized at amortized cost. The August 2025 Loan’s annual effective interest rate was 12.27% as of June 30, 2026. As of June 30, 2026 and December 31, 2025, accrued stated interest related to the August 2025 Loan was approximately $1.9 million and $0.8 million, respectively.

Since the 2026 Debt and Warrant Amendments constitute a TDR and the total undiscounted future cash payments under the amended debt terms exceed the carrying amount of the existing debts as of the 2026 Debt and Warrant Amendments date, no adjustment to the carrying amounts of the debts was recorded, and no gain was recognized. Instead, the Company established a revised effective interest rate based on the modified contractual cash flows. The revised effective interest rate of 36.19% was applied prospectively to all term loans to accrete the carrying amount of the term loans to their respective contractual repayment amounts at maturity.

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

On May 12, 2026, the Company entered into the May 2026 Credit Agreement for the May 2026 Loan in the aggregate amount of $25.0 million with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. As of June 30, 2026, accrued stated interest related to the May 2026 Loan was approximately $0.5 million.

The Company estimated the increase in the fair value of the warrants associated with the 2026 Debt and Warrant Amendments utilizing the Black-Scholes valuation model with the following assumptions:

Six Months Ended
June 30, 2026
Risk-free interest rate	3.53%-3.84%
Expected volatility	101.61%-119.38%
Expected term (in years)	0.01-5.01
Expected dividend yield	0%

9. Stockholders’ Deficit

Warrants

As of June 30, 2026, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

Shares	Exercise Price	Expiration Date
1,867,912	$3.25	January 26, 2031
4,285,935	$3.25	January 26, 2031
1,807,396	$5.00	January 26, 2031
2,692,604	$5.00	January 26, 2031
1,200	$1,680.00	None
10,655,047

On January 23, 2026, the Company extended the expiration date of 10,653,847 warrants to January 26, 2031. The increase in the fair value of the warrants resulting from the 2026 Debt and Warrant Amendments was accounted for as part of the TDR (see Notes 7 and 8).

Shares Reserved for Future Issuance

As of June 30, 2026, the Company had reserved shares of its Common Stock for future issuance as follows:

June 30, 2026
Stock options outstanding	6,273,471
Unvested restricted stock units	135,000
Shares issuable under the Employee Stock Purchase Plan	16,174
Shares available for future grants under the 2016 Plan	3,963,929
Warrants outstanding	10,655,047
Shares issuable upon the conversion of the Convertible Loan	25,293,860
Total shares reserved	46,337,481

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of June 30, 2026, there were 3,963,929 shares available for issuance under the 2016 Plan.

Stock option transactions during the six months ended June 30, 2026 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2025	4,803,921	$3.22	7.4	$15,045
Granted	1,858,076	$11.65		$—
Exercised	(364,725)	$3.33		$2,041
Forfeited/Cancelled/Expired	(23,801)	$18.93		$89
Outstanding at June 30, 2026	6,273,471	$5.65	7.9	$14,800
Vested and expected to vest at June 30, 2026	6,273,471	$5.65	7.9	$14,800
Exercisable at June 30, 2026	2,869,012	$3.62	6.5	$8,411

The aggregate intrinsic value of options at June 30, 2026 is based on the Company’s closing stock price on that date of $6.48 per share.

Restricted stock unit award transactions during the six months ended June 30, 2026 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	152,500	$2.73
Granted	—	$—
Vested	(17,500)	$3.38
Cancelled	—	$—
Outstanding at June 30, 2026	135,000	$2.65

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

The assumptions used in the Black-Scholes model during the three and six months ended June 30, 2026 and 2025 are presented below. There were no stock options granted during the three months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.01%	—	3.76%-4.01%	4.27%-4.30%
Expected volatility	98.36%	—	98.36%-100.00%	99.64%-101.43%
Expected term (in years)	6.00	—	5.50-7.00	5.75-6.25
Expected dividend yield	0%	—	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,456	$167	$1,916	$487
General and administrative	1,935	408	2,550	869
Total stock-based compensation expense	$3,391	$575	$4,466	$1,356

As of June 30, 2026, there was $15.6 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.2 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2026 and 2025. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term.

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

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022, which was reduced to $4.0 million as of June 30, 2026.

Future minimum annual lease payments under the Company’s non-cancelable operating leases as of June 30, 2026 are as follows (in thousands):

Operating
Leases
2026 (remaining)	$2,219
2027	5,452
2028	5,616
2029	5,784
2030	5,958
Thereafter	32,037
Total minimum lease payments	57,066
Less: amount representing interest	(26,621)
Present value of operating lease obligations	30,445
Less: current portion	(4,622)
Noncurrent operating lease obligations	$25,823

Operating lease expenses were $1.8 million and $2.0 million for the three months ended June 30, 2026 and 2025, and $3.6 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, and $0.7 million and $0.8 million for the six months ended June 30, 2026 and 2025.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,631	$2,562

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term, years	10.4	10.8
Weighted-average discount rate, %	14.0	14.0

Impairment of ROU Asset

During the year ended December 31, 2025, an impairment charge of $5.4 million was recognized related to the Company’s office and research and development space under a non-cancelable operating lease in Marina del Rey, California. The impairment resulted from changes in the anticipated timeline in the Company’s plan to sublease the vacated space. The ROU asset was determined to be not fully recoverable as the estimated undiscounted cash flows expected from sublease income were insufficient to recover the ROU asset’s carrying amount. The impairment charge was determined using level 3 inputs measured based on an income approach, with unobservable inputs including the estimates and assumptions for sublease income and a discount rate commensurate with the remaining lease term of 21.6%. There was no impairment of long-lived assets during the six months ended June 30, 2026.

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoW through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million.

This award has been used to partially fund the Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study to assess the safety, tolerability and efficacy of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia (“SAB”) infections, and to support activities required for an end-of-Phase 2 meeting with the FDA, as well as to support activities related to the Company’s continued preparation and readiness for its planned Phase 3 clinical study. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost-reimbursable model, based on agreed-upon cost-share percentages, and the money received is not refundable to MTEC.

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

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy, the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $2.5 million and $2.2 million in grant and award revenue from the MTEC Agreement during the three months ended June 30, 2026 and 2025, and $3.3 million and $2.7 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had $2.5 million and $0.5 million as awards receivable from MTEC.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2025 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the six months ended June 30, 2026 and 2025, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.6% of its $11.2 million property and equipment, net within the United States.

The following table includes certain segment information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant and award revenue	$2,510	$2,169	$3,299	$2,660
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	16	152	(10)	(288)
AP-PA02: Cystic Fibrosis	8	14	8	25
AP-SA02: Bacteremia	426	1,011	541	1,663
AP-SA02: Prosthetic Joint Infection	-	1	-	2
Expenses not allocated by projects	839	592	1,733	1,112
Total external research and development expenses	1,289	1,770	2,272	2,514
Research and development personnel expenses	3,535	2,293	6,160	4,606
Other research and development expenses	2,762	2,331	5,265	4,703
Total research and development expenses	7,586	6,394	13,697	11,823
General and administrative expenses:
General and administrative personnel expenses	3,045	1,191	4,507	2,592
Other general and administrative expenses	2,191	1,428	4,192	3,280
Total general and administrative expenses	5,236	2,619	8,699	5,872
Total operating expenses	12,822	9,013	22,396	17,695
Operating loss	(10,312)	(6,844)	(19,097)	(15,035)
Other income (expense), net	84,453	(9,451)	(22,108)	(7,791)
Net income (loss)	$74,141	$(16,295)	$(41,205)	$(22,826)

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

Our common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American under the symbol “ARMP.” We are headquartered in Los Angeles, California, and we have a research and development facility (the “McConnell Facility”) to support advancing phage products from discovery to the clinic. The facility is also equipped with approximately 10,000 square feet of licensed current good manufacturing practice (“cGMP”) drug manufacturing suites enabling the production, testing and release of clinical trial material.

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

We view bacteriophages as a potentially safer and more effective critical future alternative to antibiotics and a core response to the growing bacterial resistance to current classes of antibiotics. Bacteriophages or “phages” have a powerful mechanism of action highly differentiated from all current antibiotics, that enables binding to and killing of specific targeted bacteria while uniquely preserving the normal human microbiome or “healthy bacteria”. This is in direct contrast to traditional broad-spectrum antibiotics which can alter the human microbiome increasing susceptibility to opportunistic pathogens, such as Clostridium difficile. There have been significant advances in understanding the importance of preserving our gut microbiome which is substantially altered by broad-spectrum antibiotics, uniquely positioning phage therapy as a novel precision-targeted antibacterial treatment. We believe that phages represent a promising means to effectively treat bacterial infections as an alternative to broad-spectrum antibiotics, especially for patients with bacterial infections resistant to current standard of care therapies, including the multidrug-resistant or “superbug” strains of bacteria. We are a leading developer of clinical-stage phage therapeutics of high purity and potency, and believe we are uniquely positioned to address the growing worldwide threat of antibiotic-resistant bacterial infections.

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

Importantly, we have improved our manufacturing processes, which significantly increases phage titers and purity, and improves production efficiency. Aligned with these improvements, we have been able to reproducibly produce high titer and high purity phages with lot-to-lot consistency, configuring our phage platform for full commercialization with the goal of ensuring commercial viability of our current and future phage product candidates across a variety of potential use cases. Our demonstrated ability to reproducibly produce high titer functional phages of the highest purity allows us to administer our phages intravenously opening up a future of potential broad use across direct injection into privileged and closed spaces.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA02

Clinical Development of AP-PA02 in Cystic Fibrosis: Completed Phase 1b/2a Study

Our first phage candidate, inhaled AP-PA02, is focused primarily on the treatment of chronic pulmonary infections due to Pseudomonas aeruginosa (“P. aeruginosa”). On October 14, 2020, we received the approval to proceed from the U.S. Food and Drug Administration (the “FDA”) for our Investigational New Drug (“IND”) application for AP-PA02. In the first quarter of 2023, we announced positive topline results from the completed “SWARM-P.a.” study – a Phase 1b/2a, multicenter, double-blind, randomized, placebo-controlled, single ascending dose and multiple ascending dose clinical trial to evaluate the safety and tolerability of inhaled AP-PA02 in subjects with cystic fibrosis (“CF”) and chronic pulmonary P. aeruginosa infection. Data indicate that AP-PA02 was well-tolerated with a treatment-emergent adverse event profile similar to placebo. Pharmacokinetic findings confirm that AP-PA02 can be effectively delivered to the lungs through nebulization with minimal systemic exposure, with single ascending doses and multiple ascending doses resulting in a proportional increase in exposure as measured in induced sputum. AP-PA02 exposures were generally consistent across subjects. Additionally, bacterial levels of P. aeruginosa in the sputum measured at several timepoints suggest improvement in bacterial load reduction for subjects treated with AP-PA02 at the end of treatment as compared to placebo after ten days of dosing. In addition, a correlation was seen between increasing phage dose (higher AP-PA02 exposures) and reduction in the bacterial load, supporting the biologic plausibility of a bacterial specific mechanism of action and creating the opportunity for phage as a therapeutic alternative to inhaled antibiotics. This study was supported by the CFF, which granted us a Therapeutics Development Award of $5.0 million. The total amount of the CFF Award was recognized through December 2023, and the final payment was received in 2024. Following the promising Phase 1b/2a results of a favorable safety and tolerability profile and a plausible mechanism of action, an additional confirmatory Phase 2 trial was initiated in non-cystic fibrosis bronchiectasis (“NCFB”) patients with similar chronic pulmonary disease with infections due to P. aeruginosa.

Clinical Development of AP-PA02 in Non-Cystic Fibrosis Bronchiectasis: Completed Phase 2 Study

On February 22, 2022, Armata announced that it had received from the FDA approval to proceed with our IND application for AP-PA02, in a second indication, NCFB. On December 19, 2024, Armata announced encouraging results from the completed “Tailwind” study – a Phase 2 multicenter, double-blind, randomized, placebo-controlled study to evaluate the safety, phage kinetics, and efficacy of inhaled AP-PA02 in subjects with NCFB and chronic pulmonary P. aeruginosa infection. Data indicated that inhaled AP-PA02 provides a durable reduction of P. aeruginosa in the lung, with a favorable safety and tolerability profile. The Tailwind study was conducted in two cohorts running in parallel: subjects in one cohort (cohort A) received inhaled AP-PA02 as monotherapy, while subjects in another cohort (cohort B) received inhaled AP-PA02 in combination with inhaled anti-pseudomonal antibiotic treatment. Subjects in both cohorts were dosed at home by nebulization with study drug administered every 12 hours for 10 days and were followed for approximately four weeks after receiving their last dose of study drug. The primary efficacy endpoint was the reduction in P. aeruginosa colony-forming units (“CFUs”) in lung sputum at one week following completion of dosing (day 17) compared to baseline. Per the statistical analysis plan, efficacy analysis of each independent cohort showed no significant difference between subjects treated with AP-PA02 and placebo due to small numbers of subjects in each cohort. Notably, a post-hoc intent-to-treat analysis (n=33 active and n=15 placebo; all subjects from both cohorts) demonstrated a statistically significant reduction of P. aeruginosa CFUs in the lung at day 17 (AP-PA02 vs. placebo; P=0.05). The reduction in P. aeruginosa CFUs persisted two weeks following completion of dosing with AP-PA02 when compared with placebo at day 24 (AP-PA02 vs. placebo; P=0.015). Additionally, paired analysis of P. aeruginosa CFU density at baseline compared to day 10 (P=0.03), day 11 (P=0.01), day 17 (P=0.003) and day 24 (P=0.018) was significant in the AP-PA02-treated cohort. We believe the data suggest that AP-PA02 alone is as effective as the combination therapy of phage and antibiotics in reducing P. aeruginosa CFUs in the lung. Additionally, approximately one-third of subjects treated with phage monotherapy exhibited at least a 2-log CFU reduction in P. aeruginosa compared to no reduction in placebo-treated subjects. Safety data indicate that inhaled AP-PA02 was well-tolerated with treatment-emergent adverse events mild and self-limiting. There was one possibly related serious adverse event that was linked to an acute pulmonary event requiring hospitalization that was responsive to antibiotics. We believe the safety and tolerability of AP-PA02 offers a promising profile for treating chronically infected NCFB patients.

Results from the Phase 2 Tailwind study demonstrate the potential of Armata’s high-purity phage cocktail, AP-PA02, as a new monotherapy treatment alternative for chronic pulmonary disease caused by P. aeruginosa infection, including drug-resistant bacteria, and indicate the potential for phage therapy to reduce reliance on chronic antibiotic use. The Phase 2 Tailwind study represents the second successful clinical trial for AP-PA02, Armata’s lead pulmonary candidate, which was first evaluated in people with cystic fibrosis in the Phase 1b/2a SWARM-P.a. trial that was completed in 2023. We believe the learnings on dose-schedule regimens gained from the two completed Phase 2 studies position us to define a safe and promising biologic correlation for a Phase 3 definitive trial to evaluate inhaled AP-PA02 as an alternative to antibiotics in chronic pulmonary P. aeruginosa infection.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA03: Platform Expansion

Based on clinical findings with our intravenously administered S. aureus phage product candidate AP-SA02 (described below), and the approach that the Company’s P. aeruginosa phage cocktails are formulated with the same high potency and purity standards, we are exploring preclinical development of an intravenously administered P. aeruginosa phage cocktail for the treatment of acute ventilator-associated pneumonia (“VAP”) and other severe and difficult-to-treat infections caused by antibiotic-resistant and multidrug-resistant P. aeruginosa. Recognizing the distinct physiology of acute hospitalized pneumonia compared to chronic respiratory infections such as CF and NCFB, we are developing a novel phage cocktail specifically for acute bacterial pneumonia and have leveraged our extensive P. aeruginosa clinical isolate collection and phage library to identify AP-PA03 as a potential clinical candidate for this indication. Contingent upon securing sufficient funding, we may, at the appropriate time in the future, file an IND application in order to initiate clinical development of AP-PA03 for the treatment of acute pneumonia caused by P. aeruginosa.

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

A statistically significant increase in clinical response rate was observed at TOC for AP-SA02 (day 12) in AP-SA02 treated subjects (88%; 21/24) versus placebo (58%; 7/12) (p = 0.047) as assessed by blinded site investigators, and 83% (20/24) in the AP-SA02 group versus 58% (7/12) in the placebo group as assessed by the blinded CEAC. At TOC for BAT and at EOS, 100% of the AP-SA02 treated subjects had clinically responded (p = 0.017) versus 75% of placebo subjects; 25% of placebo subjects were considered non-responsive due to either relapse or treatment failure, consistent with the non-responder rate reported in the literature for recent Phase 3 trials. Supporting the investigator assessment, clinical outcome was assessed by the CEAC, who agreed that subjects who received placebo had a 78% and 75% clinical response rate at TOC with BAT and at EOS, respectively, while 100% of the subjects who received AP-SA02 clinically responded (p = 0.025: TOC BAT; p = 0.020: EOS). To assess the potential impact of unavailable clinical response assessments in the Phase 2a study due to participant withdrawal, loss to follow-up, death, or uncompleted study visits, the Company conducted two exploratory sensitivity analyses among all 42 randomized participants who received at least one dose of AP-SA02 or placebo. Under the two boundary assumptions, participants without an assessable clinical response at a given timepoint were classified either as all responders or as all non-responders. In both analyses, clinical response rates favored AP-SA02 over placebo at Day 12, test of cure following completion of best antibiotic therapy (TOC for BAT), and end of study (EOS), with responder rates for AP-SA02 exceeding those for placebo by 15.4 to 28.2 percentage points. When unavailable assessments were classified as all responders, the differences at TOC for BAT and EOS remained statistically significant (p=0.03). The other comparisons were not statistically significant but consistently favored AP-SA02. Under the assumption that all unavailable assessments were non-responses, the placebo failure rate at TOC for BAT and EOS was approximately 54%, compared with an average failure rate of approximately 32% reported in prior complicated S. aureus bacteremia trials. Conversely, when all unavailable assessments were classified as responses, the placebo failure rate was approximately 15%, below the rate reported in those prior trials. Taken together, these exploratory analyses suggest that the unavailable assessments did not change the direction of the overall finding: clinical response rates were higher with AP-SA02 than with placebo at every assessed timepoint under both assumptions.

Of note, the complete clinical response with AP-SA02 occurred regardless of whether subjects were infected with Methicillin-sensitive S. aureus (“MSSA”) or MRSA. All subjects infected with MRSA and treated with AP-SA02 and BAT cleared their infection by TOC for BAT with no evidence of relapse through EOS, as compared to the relapse rate of BAT alone.

Additionally, and consistent with the clinical response rate, patients treated with AP-SA02 showed trends toward rapid normalization of key predictors of mortality and complications in SAB including C-reactive protein and interleukin-10, shorter time to negative blood culture, quicker time to resolution of signs and symptoms at the infection site, and shorter intensive care unit and hospital utilization.

Clinical efficacy was observed independent of the BAT utilized, in that all patients responded despite receiving different classes of antibiotics. The active and placebo arms were well-matched for antibiotics utilized. The clinical response rate also occurred independent of the site of infection, which were well-matched between the active and placebo arms, and were diverse ranging from endocarditis, to osteomyelitis, to septic joints, to deep wounds, and pneumonia. Moreover, phages in AP-SA02 administered systemically by IV push, were able to home in on the site of infection, bind to, penetrate and kill the target bacteria, enabling phage progeny to exit the burst bacteria and reenter the intravascular space including further target any remaining local bacteria. Phages are not able to continue to exist and replicate once all target bacteria have been killed.

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

Conclusions:

•	AP-SA02, combined with BAT, had a higher and earlier cure rate compared to placebo in patients with complicated SAB at day 12 as assessed by both blinded site investigators and independent adjudicators.

•	No patients who received AP-SA02 demonstrated non-response or relapse at one week post-BAT or at EOS, as assessed by both blinded site investigators and the independent adjudication committee, compared with approximately 25% non-response or relapse in the placebo group.

•	AP-SA02 appears safe with clinical efficacy against both MRSA and MSSA and trends toward earlier resolution and shorter hospitalization, with no evidence of relapse four weeks post-therapy.

•	We previously demonstrated the persistence of AP-SA02 in the IV space on multiple days one hour post-IV push. These trial results support AP-SA02 homing to different sites of infection, presumably penetrating biofilms, and infecting and lysing the target S. aureus bacteria, independent of both antibiotic resistance patterns and site of infection.

•	Defined phage variants in AP-SA02 drug product ensure an intrinsic adaptive mechanism — a flexibility that may be key to achieving effective phage therapy from patient to patient.

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

On May 5, 2026, the FDA granted Fast Track Designation to AP-SA02. Fast Track designation is intended to facilitate the development and expedite the review of investigational therapies that treat serious conditions and fill an unmet medical need. The designation provides for more frequent interactions with the FDA regarding all aspects of a designated drug’s clinical development program, supporting a more efficient path to registration. Fast Track designation also allows for rolling review of a Biologics License Application (BLA), meaning completed sections may be submitted and reviewed on an ongoing basis rather than waiting for the full application. Additionally, Fast Track-designated programs may also be eligible for Accelerated Approval and Priority Review if supported by clinical data at the time of BLA submission, further supporting a faster path to potential approval and patient access.

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of War (the “DoW”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. This award has been used to partially fund the Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled dose escalation study to assess the safety, tolerability and efficacy of AP-SA02 for the treatment of adults with complicated S. aureus bacteremia (the “diSArm” study), and to support activities related to the EOP2 meeting with the FDA, as well as to support activities related to the Company’s continued preparation and readiness for its planned Phase 3 clinical study.

On July 20, 2026, the Company announced significant clinical, regulatory, manufacturing and operational progress:

●	Submitted the complete Phase 3 superiority protocol to the FDA for AP-SA02, incorporating all comments received in the EOP2 meeting written response;
●	Submitted complete responses to all FDA comments on clinical, CMC, and regulatory topics raised in the EOP2 meeting written response;
●	Completed four engineering runs of AP-SA02 at the Company’s in-house cGMP manufacturing facility in Los Angeles, CA. Production of clinical trial material to support the planned Phase 3 clinical study is the next planned manufacturing step.

Collectively, these milestones support the Company’s planned initiation of its pivotal Phase 3 superiority study (described below), designed to support a future BLA for AP-SA02.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Superiority Study

The current proposed Phase 3 clinical study design, which incorporates feedback from the Company’s EOP2 meeting with the FDA, is intended to assess the superiority of AP-SA02 administered as an adjunct to 4–6 weeks of BAT for the treatment of adults with complicated S. aureus bacteremia. The trial will evaluate clinical response at 7 days post BAT and/or 28 days post BAT as the primary study endpoint, and defined as resolution of all baseline signs and symptoms of bacteremia and negative blood cultures. Secondary endpoints include clinical response at day 14 (TOC) and time to sustained microbiological eradication. Tertiary endpoints include hospital utilization days, S. aureus-specific mortality at day 14, 7 days post BAT, and 28 days post BAT, health resource utilization, MRSA specific clinical response, participant self-assessment of improvement, and the impact of full AP-SA02 exposure on the primary and secondary endpoints. The study is expected to enroll approximately 450 patients in a 2:1 randomization, powered to detect a 15% absolute improvement with 95% power at a 0.05 alpha level, and is designed to provide safety data from approximately 300 AP-SA02-treated subjects (receiving the full 7-day course and followed for 28 days post-BAT) to support a potential BLA.

The Phase 3 study is anticipated to initiate in the second half of 2026.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 registrational study in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to Infectious Diseases Society of America (“IDSA”) clinical treatment guidelines, requiring the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

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

1. QIDP: Qualified Infectious Disease Product; FTD: Fast Track Designation.

2. Department of War (DoW) award received through the Medical Technology Enterprise Consortium (MTEC) and managed by the Naval Medical Research Command (NMRC) – Naval Advanced Medical Development (NAMD) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program.

PJI: prosthetic joint infection; CF: cystic fibrosis; NCFB: non-CF bronchiectasis.

diSArm NCT05184764; SWARM-P.a. NCT04596319; Tailwind NCT05616221.

We have incurred net losses since our inception, and our operations to date have been primarily limited to research and development and raising capital. As of June 30, 2026, we had an accumulated deficit of $542.7 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates, working capital, and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $24.0 million as of June 30, 2026 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

Appointment of Daniel B. Gilmer, Ph.D. to Board of Directors

Effective April 24, 2026, Daniel B. Gilmer, Ph.D. joined our Board of Directors. On June 24, 2026, the Board appointed Dr. Gilmer to serve on the Nominating and Corporate Governance Committee of the Board. Dr. Gilmer brings 20 years of experience in healthcare commercialization, management consulting, and academic research. Most recently, Dr. Gilmer led an organization at Pfizer responsible for quality and promotional review across 50+ U.S. brands, working closely with medical, legal, and regulatory subject matter experts to advise commercial stakeholders on content quality, compliance, and risk-benefit balance. Previously, from April 2022 to February 2025, Dr. Gilmer led cross-functional teams in Pfizer’s Antiviral and Diagnostics Business, where he launched PAXLOVIDTM in the United States as it received New Drug Approval from the FDA. Earlier at Pfizer, from April 2021 to April 2022, Dr. Gilmer worked in Inflammation & Immunology Commercial Development, where he helped shape strategy for a portfolio of rheumatology and immunology assets. Dr. Gilmer joined Pfizer in Research & Development in May 2019, where he contributed to Pfizer’s COVID-19 vaccine-enabling operating model and R&D portfolio strategy. Dr. Gilmer is an equal co-inventor on the patent for Exebacase (also termed “CF-301” or “PlySs2”), a first-in-class Staphylococcus bacteriophage endolysin. Exebacase received Fast Track and Breakthrough Therapy designations from the FDA before advancing to Phase 3 clinical trials. Dr. Gilmer has authored multiple peer-reviewed publications on phage lysins and antimicrobial resistance. Prior to joining Pfizer, Dr. Gilmer worked at McKinsey & Co. focusing on commercial growth strategies, market access, and lean manufacturing in the United States, Canada, and France. Earlier in his career, he conducted microbiology and infectious disease research at leading academic institutions and the National Institutes of Health. He has a Ph.D. in Microbiology from Rockefeller University (“RU”) and a B.S. from Howard University. As an RU alum, he serves on both the RU Board of Trustees Educational Affairs Committee and the RU Ford Center Incubator selection committee. He is a member of the New York Academy of Sciences and a term member at the Council on Foreign Relations.

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

Credit Agreements and Warrants Extensions

On January 23, 2026, we entered into amendments to the credit and security agreement, dated March 12, 2025 (the “March 2025 Credit Agreement”), the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”), the credit and security agreement, dated July 10, 2023 (the “2023 Credit Agreement”), and the secured convertible credit and security agreement, dated January 10, 2023 (the “Convertible Credit Agreement”) with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), extending the maturity dates to June 1, 2027 (collectively, the “2026 Debt Amendments”). In exchange for the 2026 Debt Amendments, we also amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031, and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable. Refer to Note 7, “Convertible Loan” and Note 8, “Term Debt”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

December 2025 At the Market Offering

On December 1, 2025, we entered into the 2025 ATM with JonesTrading Institutional Services LLC (“Jones”), relating to the at-the-market offering and sale of shares of our common stock. In accordance with the terms of the 2025 ATM, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the six months ended June 30, 2026, we issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by us.

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

MTEC Agreement Modification

On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

Results of Operations

Comparison of three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Grant and award revenue	$2,510	$2,169	$341	15.7%
Operating expenses
Research and development	7,586	6,394	1,192	18.6%
General and administrative	5,236	2,619	2,617	99.9%
Total operating expenses	12,822	9,013	3,809	42.3%
Loss from operations	(10,312)	(6,844)	(3,468)	50.7%
Other income (expense)
Interest income	69	108	(39)	(36.1%)
Interest expense	(6,634)	(3,808)	(2,826)	74.2%
Change in fair value of the Convertible Loan	91,018	(5,751)	96,769	(1682.6%)
Total other income (expense), net	84,453	(9,451)	93,904	(993.6%)
Net income (loss)	$74,141	$(16,295)	$90,436	(555.0%)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Grant and award revenue	$3,299	$2,660	$639	24.0%
Operating expenses
Research and development	13,697	11,823	1,874	15.9%
General and administrative	8,699	5,872	2,827	48.1%
Total operating expenses	22,396	17,695	4,701	26.6%
Loss from operations	(19,097)	(15,035)	(4,062)	27.0%
Other income (expense)
Interest income	129	167	(38)	(22.8%)
Interest expense	(12,193)	(7,410)	(4,783)	64.5%
Change in fair value of the Convertible Loan	(10,044)	(548)	(9,496)	1732.8%
Total other expense, net	(22,108)	(7,791)	(14,317)	183.8%
Net loss	$(41,205)	$(22,826)	$(18,379)	80.5%

Grant and Award Revenue

We recognized $2.5 million and $2.2 million of grant and award revenue during the three months ended June 30, 2026 and 2025, and $3.3 million and $2.7 million during the six months ended June 30, 2026 and 2025, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
External costs:
Clinical trials	$62	$1,146	$(1,084)	(94.6%)
Other research and development costs, including consulting, laboratory supplies and other	1,227	624	603	96.6%
Total external costs	1,289	1,770	(481)	(27.2%)
Internal costs:
Personnel-related costs	3,535	2,293	1,242	54.2%
Facilities and overhead costs	2,762	2,331	431	18.5%
Total research and development expense:	$7,586	$6,394	$1,192	18.6%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
External costs:
Clinical trials	$124	$1,263	$(1,139)	(90.2%)
Other research and development costs, including consulting, laboratory supplies and other	2,148	1,251	897	71.7%
Total external costs	2,272	2,514	(242)	(9.6%)
Internal costs:
Personnel-related costs	6,160	4,606	1,554	33.7%
Facilities and overhead costs	5,265	4,703	562	11.9%
Total research and development expense:	$13,697	$11,823	$1,874	15.9%

Research and development expenses increased by $1.2 million, from $6.4 million for the three months ended June 30, 2025 to $7.6 million for the three months ended June 30, 2026.

Research and development expenses increased by $1.9 million, from $11.8 million for the six months ended June 30, 2025 to $13.7 million for the six months ended June 30, 2026.

Clinical trial costs decreased by $1.1 million, from $1.2 million for the three months ended June 30, 2025, to $0.1 million for the three months ended June 30, 2026. The decrease is primarily attributable to a $1.0 million decrease in SA trial costs.

Clinical trial costs decreased by $1.1 million, from $1.3 million for the six months ended June 30, 2025, to $0.1 million for the six months ended June 30, 2026. The decrease is primarily attributable to a $1.4 million decrease in SA trial costs partially offset by a $0.3 million increase in AP-PA02 NCFB trial costs.

Other external research and development costs increased by $0.6 million from $0.6 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026. The increase was primarily due to an increase in materials purchases for manufacturing runs.

Other external research and development costs increased by $0.9 million from $1.3 million for the six months ended June 30, 2025 to $2.1 million for the six months ended June 30, 2026. The increase was primarily due to an increase in materials purchases for manufacturing runs.

Our expenses by product and by project for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

		Three Months Ended June 30,
		2026	2025
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$16	$152
AP-PA02	Cystic Fibrosis	8	14
AP-SA02	Bacteremia	426	1,011
AP-SA02	Prosthetic Joint Infection	-	1
	Expenses not allocated by projects*	839	592
	Total external costs	$1,289	$1,770

		Six Months Ended June 30,
		2026	2025
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(10)	$(288)
AP-PA02	Cystic Fibrosis	8	25
AP-SA02	Bacteremia	541	1,663
AP-SA02	Prosthetic Joint Infection	-	2
	Expenses not allocated by projects*	1,733	1,112
	Total external costs	$2,272	$2,514

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, increased by $1.2 million, from $2.3 million for the three months ended June 30, 2025 to $3.5 million for the three months ended June 30, 2026. The increase was primarily due to a $1.3 million increase in stock-based compensation, mainly related to option grants issued after the second quarter of 2025.

Personnel-related costs, including employee payroll and related expenses, increased by $1.6 million, from $4.6 million for the six months ended June 30, 2025 to $6.2 million for the six months ended June 30, 2026. The increase was primarily due to a $1.4 million increase in stock-based compensation, mainly related to option grants issued after the second quarter of 2025, and a $0.2 million increase in other personnel-related costs including incentive compensation, salaries and wages, and employee benefits.

Facilities and overhead costs increased by $0.4 million, from $2.3 million for the three months ended June 30, 2025 to $2.8 million for the three months ended June 30, 2026. The increase was primarily due to an increase in lab equipment maintenance costs.

Facilities and overhead costs increased by $0.6 million, from $4.7 million for the six months ended June 30, 2025 to $5.3 million for the six months ended June 30, 2026. The increase was primarily due to an increase in lab equipment maintenance costs and depreciation expense.

General and Administrative

General and administrative expenses were $5.2 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $2.6 million is primarily related to an increase in stock-based compensation, mainly related to option grants issued after the second quarter of 2025, legal fees, and incentive compensation.

General and administrative expenses were $8.7 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $2.8 million is primarily related to an increase in stock-based compensation, mainly related to option grants issued after the second quarter of 2025, legal fees, and incentive compensation.

Interest Income

Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, and $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $6.6 million and $3.8 million for the three months ended June 30, 2026 and 2025, and $12.2 million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase is primarily related to the issuance of $15.0 million of debt in August 2025 and $25.0 million of debt in May 2026, as well as the changes in effective interest rates of the 2023 Loan, 2024 Loan, and March 2025 Loan following the 2026 Debt Amendments. These changes were primarily attributable to (i) the extension of the maturity dates from March 12, 2026 to June 1, 2027, and (ii) the reallocation of the fair value of warrants held by the creditor (Innoviva Sub) as a result of the extension of their expiration dates. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in June 2027, and the August 2025 Loan and May 2026 Loan in January 2029.

Change in Fair Value of the Convertible Loan

We recognized a gain of $91.0 million and loss of $5.8 million on the change in the fair value of the Convertible Loan for the three months ended June 30, 2026 and 2025, respectively. We recognized a loss of $10.0 million and $0.5 million on the change in the fair value of the Convertible Loan for the six months ended June 30, 2026 and 2025, respectively.

The Convertible Loan received from Innoviva Sub in January 2023 and amended in July 2023, November 2024, March 2025, and January 2026 was accounted for at fair value.

During the year ended December 31, 2025, we estimated the fair value of our Convertible Loan using a weighted probability model of various debt settlement scenarios during the term discounted to the reporting date. Conversion option scenarios are valued using option pricing models with assumptions and estimates such as volatility, expected term, and risk-free interest rates.

During the six months ended June 30, 2026, we estimated the fair value of the Convertible Loan using an as-converted valuation methodology, assuming a 100% probability of conversion and valuing the common shares issuable upon conversion based on our common stock price as of the measurement dates.

Changes in fair value for the three and six months ended June 30, 2026 and 2025 were primarily due to fluctuations in our stock price. Refer to Note 7, “Convertible Loan”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $24.0 million as of June 30, 2026 will not be sufficient to fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

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

On December 1, 2025, we entered into the 2025 ATM with Jones, relating to the offer and sale of shares of our common stock. In accordance with the terms of the 2025 ATM, we may offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the six months ended June 30, 2026, we issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by us.

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

On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(14,448)	$(14,791)
Investing activities	(80)	(248)
Financing activities	28,522	9,986
Net change in cash, cash equivalents and restricted cash	$13,994	$(5,053)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $14.4 million and $14.8 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in operating activities in the six months ended June 30, 2026 was primarily due to our net loss for the period of $41.2 million, adjusted by non-cash items of $28.8 million and changes in our net operating assets and liabilities that resulted in a net use of cash of $2.0 million. The non-cash items consist of $10.0 million related to a loss from the change in fair value of the Convertible Loan, $12.2 million of non-cash interest expense on the 2023 Loan, 2024 Loan, March 2025 Loan, August 2025 Loan, and May 2026 Loan, $4.5 million related to stock-based compensation expense, $1.0 million related to depreciation expense, and $1.0 million related to change in right-of-use asset. The changes in our net operating assets and liabilities were primarily due to a decrease of $0.1 million in accrued compensation, a decrease of $0.1 million in accounts payable and accrued liabilities, a decrease of $0.7 million in the operating lease liability, and an increase of $1.1 million in prepaid expenses and other current assets.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.1 million and $0.2 million for each of the six months ended June 30, 2026 and 2025, respectively, which is attributable to purchases of laboratory and manufacturing equipment for office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $28.5 million, which consisted primarily of proceeds from the issuance of term debt, proceeds from the issuance of common stock under the ATM, and option exercises, partially offset by the payment for taxes related to net share settlement of equity awards.

Cash provided by financing activities for the six months ended June 30, 2025 was $10.0 million, which consisted primarily of proceeds from issuance of term debt.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have off-balance sheet arrangements.

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

Refer to Note 3 to the consolidated financial statements and critical accounting policies and estimates included in our Form 10-K filed with the SEC on March 25, 2026. There were no material changes to our critical accounting policies from December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of June 30, 2026. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.2

Employment Letter Agreement, dated as of July 17, 2026, by and between the Company and David House (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2026).

10.3

Amendment No. 1, dated as of July 17, 2026, to that certain Employment Letter Agreement, dated June 1, 2024, by and between the Company and Pierre Kyme (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2026).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1†	Certification of Principal Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2†	Certification of Principal Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ARMATA PHARMACEUTICALS, INC.

Date: August 12, 2026	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Chief Financial Officer
(Principal Financial Officer)