Form 10-Q
period 2026-09-30
Armata Pharmaceuticals, Inc.
filed 2026-11-12
CIK 921114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐     No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 6, 2026 was 37,192,632.

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

●	our pursuit of additional indications;
●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies;
●	our ability to leverage the experience of our management team and to attract and retain management and other key personnel;
●	the capacities and performance of our suppliers, manufacturers, contract research organizations (“CROs”) and other third parties over whom we have limited control;
●	our ability to staff and maintain our Los Angeles production facility under fully compliant current Good Manufacturing Practices (“cGMP”);
●	the actions of our competitors and success of competing drugs or other therapies that are or may become available;
●	our expectations with respect to future growth and investments in our infrastructure, and our ability to effectively manage any such growth;
●	the size and potential growth of the markets for any of our product candidates, and our ability to capture share in or impact the size of those markets;
●	our ability to obtain and maintain adequate coverage, pricing and reimbursement from third-party payors and governments;
●	the benefits of our product candidates;
●	the potential market growth and market and industry trends;
●	maintaining collaborations with third parties including our partnerships with the Cystic Fibrosis Foundation (the “CFF”) and the U.S. Department of War (the “DoW”);
●	potential future collaborations with third parties and the potential markets and market opportunities for product candidates;
●	our ability to achieve our vision, including improvements through engineering and success of clinical trials;
●	our ability to meet anticipated milestones in the development and testing of the relevant product;
●	our ability to be a leader in the development of phage-based therapeutics;
●	the expected use of proceeds from the $32.4 million DoW award;
●	the effects of government regulation and regulatory developments, and our ability and the ability of the third parties with whom we engage to comply with applicable regulatory requirements;
●	the accuracy of our estimates regarding future expenses, revenues, capital requirements and need for additional financing;
●	our expectations regarding future planned expenditures;
●	our ability to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act;

●	our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection of any of our products and product candidates;
●	our ability to protect our intellectual property, including pending and issued patents;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to advance our clinical development programs;
●	the effects of ongoing conflicts between Ukraine and Russia and in the Middle East, potential future bank failures or other geopolitical events;
●	the potential economic and regulatory impacts on the biotechnology, pharmaceutical and drug manufacturing industries;
●	the effects of artificial intelligence on our business and the industry as a whole; and
●	statements of belief and any statement of assumptions underlying any of the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Armata Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$18,317	$8,688
Prepaid expenses and other current assets	1,073	1,508
Other receivables	3,209	472
Total current assets	22,599	10,668
Restricted cash	4,120	5,390
Property and equipment, net	10,799	12,194
Operating lease right-of-use asset	32,378	33,911
In-process research and development	10,256	10,256
Goodwill	3,490	3,490
Other assets	836	973
Total assets	$84,478	$76,882

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$1,122	$1,705
Accrued compensation	2,365	2,191
Current portion of operating lease liabilities	4,661	4,564
Convertible Loan	94,309	—
Term debt	83,862	—
Other current liabilities	459	487
Total current liabilities	186,778	8,947
Convertible Loan, non-current	—	153,860
Term debt, non-current	43,299	103,061
Operating lease liabilities, net of current portion	25,452	26,533
Deferred tax liability	3,077	3,077
Total liabilities	258,606	295,478

Commitments and contingencies (Note 12)
Stockholders’ deficit
Common Stock, $0.01 par value; 217,000,000 shares authorized; 37,192,632 and 36,431,444 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	372	364
Additional paid-in capital	313,382	282,574
Accumulated deficit	(487,882)	(501,534)
Total stockholders’ deficit	(174,128)	(218,596)
Total liabilities and stockholders’ deficit	$84,478	$76,882

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant and award revenue	$3,171	$1,159	$6,470	$3,819
Operating expenses
Research and development	6,830	5,824	20,527	17,647
General and administrative	3,724	3,111	12,423	8,983
Total operating expenses	10,554	8,935	32,950	26,630
Operating loss	(7,383)	(7,776)	(26,480)	(22,811)
Other income (expense)
Interest income	206	90	335	257
Interest expense	(7,561)	(4,346)	(19,754)	(11,756)
Change in fair value of the Convertible Loan	69,595	(14,643)	59,551	(15,191)
Total other income (expense), net	62,240	(18,899)	40,132	(26,690)
Net income (loss)	54,857	(26,675)	13,652	(49,501)
Income attributable to participating warrants	(12,219)	—	(3,064)	—
Net income (loss) attributable to common stockholders	$42,638	$(26,675)	$10,588	$(49,501)
Per share information:
Net income (loss) per share, basic	$1.15	$(0.74)	$0.29	$(1.37)
Weighted average shares outstanding, basic	37,181,573	36,226,285	36,822,284	36,201,674
Net loss per share, diluted	$(0.24)	$(0.74)	$(0.74)	$(1.37)
Weighted average shares outstanding, diluted	62,679,380	36,226,285	61,923,161	36,201,674

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Three and Nine Months Ended September 30, 2026 and 2025

(unaudited)

(in thousands, except share data)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2025	36,193,479	$362	$280,696	$(350,561)	$(69,503)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	36,363	—	(32)	—	(32)
Stock-based compensation expense	—	—	622	—	622
Net loss	—	—	—	(26,675)	(26,675)
Balances, September 30, 2025	36,229,842	$362	$281,286	$(377,236)	$(95,588)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2026	37,145,720	$371	$311,195	$(542,739)	$(231,173)
Exercise of stock options	10,953	—	30	—	30
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	35,959	1	(59)	—	(58)
Stock-based compensation expense	—	—	2,216	—	2,216
Net income	—	—	—	54,857	54,857
Balances, September 30, 2026	37,192,632	$372	$313,382	$(487,882)	$(174,128)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2024	36,183,067	$362	$279,354	$(327,735)	$(48,019)
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	46,775	—	(46)	—	(46)
Stock-based compensation expense	—	—	1,978	—	1,978
Net loss	—	—	—	(49,501)	(49,501)
Balances, September 30, 2025	36,229,842	$362	$281,286	$(377,236)	$(95,588)

	Stockholders’ Deficit
	Common Stock
			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2025	36,431,444	$364	$282,574	$(501,534)	$(218,596)
2026 Debt and Warrant Amendments (Note 8)	—	—	20,640	—	20,640
Exercise of stock options	375,678	4	1,238	—	1,242
Issuance of Common Stock upon release of restricted stock units, net of tax withholdings	47,510	1	(122)	—	(121)
Issuance of Common Stock under ATM, net	338,000	3	2,370	—	2,373
Stock-based compensation expense	—	—	6,682	—	6,682
Net income	—	—	—	13,652	13,652
Balances, September 30, 2026	37,192,632	$372	$313,382	$(487,882)	$(174,128)

See accompanying notes to condensed consolidated financial statements.

Armata Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$13,652	$(49,501)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,620	1,113
Stock-based compensation expense	6,682	1,978
Change in fair value of the Convertible Loan	(59,551)	15,191
Non-cash accrued interest expense	19,740	11,739
Change in right-of-use asset	1,533	1,770
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,165)	(155)
Accounts payable and accrued liabilities	(665)	(24)
Accrued compensation	174	(437)
Operating lease liability	(984)	(763)
Net cash used in operating activities	(19,964)	(19,089)
Investing activities:
Purchases of property and equipment	(171)	(490)
Net cash used in investing activities	(171)	(490)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	25,000	25,000
Proceeds from issuance of Common Stock under ATM, net	2,373	—
Payments for taxes related to net share settlement of equity awards	(121)	(46)
Proceeds from exercise of stock options	1,242	—
Net cash provided by financing activities	28,494	24,954
Net change in cash, cash equivalents and restricted cash	8,359	5,375
Cash, cash equivalents and restricted cash, beginning of period	14,078	14,771
Cash, cash equivalents and restricted cash, end of period	$22,437	$20,146
Supplemental disclosure of cash flow information:
2026 Debt and Warrant Amendments recorded as debt discount (Note 8)	$20,640	$—
Property and equipment included in accounts payable and accrued liabilities	$85	$31

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$18,317	$14,756
Restricted cash	4,120	5,390
Cash, cash equivalents and restricted cash	$22,437	$20,146

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

2. Liquidity and Going Concern

The Company has incurred significant operating losses since inception and has primarily relied on equity, debt, grant, and award financing to fund its operations. As of September 30, 2026, the Company had an accumulated deficit of $487.9 million. The Company expects to continue to incur substantial losses, and its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until then, the Company will need to continue to raise additional capital. The existing cash and cash equivalents of $18.3 million as of September 30, 2026 will not be sufficient to fund its operations for the next 12 months from the date that these condensed consolidated financial statements are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Financing:

May 2026 Credit Agreement

On May 12, 2026, the Company entered into a credit and security agreement (the “May 2026 Credit Agreement”) for a secured term loan facility in the aggregate amount of $25.0 million (the “May 2026 Loan”) with Innoviva Strategic Opportunities LLC (“Innoviva Sub”), a wholly owned subsidiary of Innoviva, Inc. (NASDAQ: INVA), the Company’s principal stockholder and a related party (collectively, “Innoviva”). The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the May 2026 Loan is guaranteed by the Company’s domestic subsidiaries, and the May 2026 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors.

Credit Agreements and Warrant Extensions

On January 23, 2026, the Company entered into amendments to the credit and security agreement, dated March 12, 2025 (the “March 2025 Credit Agreement”), the credit and security agreement, dated March 4, 2024 (the “2024 Credit Agreement”), the credit and security agreement, dated July 10, 2023 (the “2023 Credit Agreement”), and the secured convertible credit and security agreement, dated January 10, 2023 (the “Convertible Credit Agreement”) with Innoviva Sub, extending the maturity dates to June 1, 2027 (collectively, the “2026 Debt Amendments”). In exchange for the 2026 Debt Amendments, the Company also amended certain outstanding Innoviva Sub warrants to extend their expiration dates to January 26, 2031 (the “Warrant Amendments,” and together with the 2026 Debt Amendments, the “2026 Debt and Warrant Amendments”), and amended the related voting agreement to align with the revised warrant expiration date or FDA approval, as applicable.

December 2025 At the Market Offering

On December 1, 2025, the Company entered into a Capital on Demand™ Sales Agreement (the “2025 ATM”) with JonesTrading Institutional Services LLC (“Jones”), relating to the at-the-market offering and sale of shares of its Common Stock. In accordance with the terms of the 2025 ATM, the Company may offer and sell shares of its Common Stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the nine months ended September 30, 2026, the Company issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by the Company.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto as of and for the year ended December 31, 2025 included in the Company’s Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026. The information as of December 31, 2025 included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim reporting. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are of a normal and recurring nature and that are necessary for the fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year or any future period.

Any reference in the condensed consolidated financial statements to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Significant Accounting Policies

The significant accounting policies used in preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026.

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

Concentration of Credit Risks and Certain Other Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and restricted cash. As of September 30, 2026, cash equivalents and restricted cash were invested primarily in money market funds through highly rated financial institutions in accordance with the Company’s investment policy, to a concentration limit per issuer or sector.

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

The financial assets and liabilities measured and recognized at fair value were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$17,480	$17,480	$—	$—
Convertible Loan– financial liabilities	94,309	—	—	94,309

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Investments in money market fund – financial assets, included in cash and cash equivalents	$4,218	$4,218	$—	$—
Convertible Loan– financial liabilities	153,860	—	—	153,860

The Company’s Convertible Loan (Note 7, “Convertible Loan”) is measured at fair value at inception and remeasured at each measurement period, with changes in fair value recorded as other income (expense) in the condensed consolidated statement of operations.

During the year ended December 31, 2025, the Company estimated the fair value of its Convertible Loan using a weighted probability model of various debt settlement scenarios during its term discounted to the reporting date. Conversion option scenarios were valued using option pricing models with assumptions and estimates such as volatility, expected term, and risk-free interest rates. Level 3 fair value inputs included probability and timing of various settlement scenarios and selection of comparable companies.

The Company estimated the fair value of its Convertible Loan using the following inputs during the year ended December 31, 2025:

December 31, 2025
Discount rate	18.43%-24.37%
Probabilities of settlement scenarios	0%-100%
Volatility	76.40%-101.30%
Expected term (in years)	0.20-1.00
Risk-free rate	3.63%-4.19%

During the nine months ended September 30, 2026, the Company estimated the fair value of the Convertible Loan on an as-converted basis, assuming a 100% conversion into equity.

The following table presents a summary of the changes in the fair value of its Convertible Loan for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Convertible Loan at the beginning of the period	$153,860	$32,897
Change in fair value	(59,551)	15,191
Convertible Loan at the end of the period	$94,309	$48,088

5. Net Income (Loss) per Share

The computation of basic EPS is based on the weighted-average number of the Company’s Common Stock outstanding. The computation of diluted EPS is based on the weighted-average number of the Company’s Common Stock outstanding and potential dilutive Common Stock. Diluted EPS is computed using the treasury stock method and if-converted method, which reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to the Company’s Common Stock. The Company’s Common Stock options, warrants, and unvested restricted stock units were not included in dilutive EPS for the periods presented as their impact would be anti-dilutive.

Basic and diluted net income (loss) attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, warrants issued to Innoviva Sub are assumed to participate in undistributed earnings on an as-exercised basis, in accordance with the warrant agreements. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, periods with a net loss were attributed entirely to common stockholders.

The following table sets forth the computation of basic net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$54,857	$(26,675)	$13,652	$(49,501)
Less: Income attributable to participating warrants	(12,219)	—	(3,064)	—
Net income (loss) attributable to common stockholders, basic	$42,638	$(26,675)	$10,588	$(49,501)
Denominator:
Weighted average common shares outstanding, basic	37,181,573	36,226,285	36,822,284	36,201,674
Net income (loss) per share, basic	$1.15	$(0.74)	$0.29	$(1.37)

The following table sets forth the computation of diluted net income (loss) per common share for the periods indicated, in thousands except share and per share data:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
Numerator:
Net income (loss)	$54,857		$(26,675)	$13,652		$(49,501)
Less: Change in fair value of the Convertible Loan	(69,595)		—	(59,551)		—
Net loss attributable to common stockholders, diluted	$(14,738)		$(26,675)	$(45,899)		$(49,501)
Denominator:
Weighted average common shares outstanding, basic	37,181,573		36,226,285	36,822,284		36,201,674
Shares issuable upon the conversion of the Convertible Loan	25,497,807	(1)	—	25,100,877	(1)	—
Weighted average common shares outstanding, diluted	62,679,380		36,226,285	61,923,161		36,201,674
Net loss per share, diluted	$(0.24)		$(0.74)	$(0.74)		$(1.37)

(1) For the three and nine months ended September 30, 2026, weighted-average shares issuable upon conversion of the Convertible Loan were 25.5 million and 25.1 million, respectively, based on principal of $30.0 million and weighted-average accrued and unpaid interest of $8.8 million and $8.2 million, respectively. Interest accrued ratably at an annual rate of 8%, and the conversion price was $1.52 per share.

The following outstanding securities have been excluded from the computation of diluted weighted-average shares outstanding for the applicable periods presented, as they would have been anti-dilutive:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Outstanding stock options	6,262,518	5,012,648		6,262,518	5,012,648
Unvested restricted stock units	85,000	152,500		85,000	152,500
Shares issuable upon the conversion of the Convertible Loan	—	24,096,491	(1)	—	24,096,491	(1)
Outstanding warrants	10,655,047	10,655,047		10,655,047	10,655,047
	17,002,565	39,916,686		17,002,565	39,916,686

(1) The Company determined the number of shares issuable upon the conversion of the Convertible Loan as of September 30, 2025, based on the Convertible Loan principal amount of $30.0 million, accrued and unpaid interest of $6.6 million, calculated at an annual interest rate of 8%, converted at $1.52 per share.

6. Balance Sheet Details

Property and Equipment, net

Property and equipment as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$21,364	$21,141
Furniture and fixtures	851	851
Office and computer equipment	440	440
Leasehold improvements	3,810	3,802
Total	26,465	26,234
Less: accumulated depreciation	(15,666)	(14,040)
Property and equipment, net	$10,799	$12,194

Depreciation expense totaled $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, and $1.6 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. Property and equipment not yet in use was $3.7 million and $7.8 million as of September 30, 2026 and December 31, 2025, respectively, and is included in the laboratory equipment in the table above. These assets are not depreciated until they are placed in service.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$587	$921
Accrued clinical trial expenses	10	77
Other accrued expenses	525	707
	$1,122	$1,705

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

Following the January 23, 2026 amendment of the Convertible Loan, the Company continues to account for the Convertible Loan at fair value on its consolidated balance sheets, with changes in fair value recognized in other income (expense), net, in the condensed consolidated statements of operations in each reporting period. The Company recognized a gain of $69.6 million and a loss of $14.6 million as the change in fair value of the Convertible Loan for the three months ended September 30, 2026 and 2025, and a gain of $59.6 million and a loss of $15.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, accrued stated interest related to the Convertible Loan was approximately $9.1 million and $7.2 million, respectively.

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

On July 10, 2023, the Company entered into the 2023 Credit Agreement. The 2023 Credit Agreement provides for a secured term loan facility in an aggregate amount of $25.0 million at an interest rate of 14.0% per annum (the “2023 Loan”), and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the 2023 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2023 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2023 Loan was initially recognized at fair value of $21.2 million and subsequently recognized at the amortized cost net of debt issuance costs and debt discount of $3.8 million. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2023 Loan. As of September 30, 2026 and December 31, 2025, accrued stated interest related to the 2023 Loan was approximately $11.5 million and $8.8 million, respectively.

On March 4, 2024, the Company entered into the 2024 Credit Agreement for a secured term loan facility in an aggregate amount of $35.0 million (the “2024 Loan”). The 2024 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity.

Repayment of the 2024 Loan is guaranteed by the Company’s domestic subsidiaries, and the 2024 Loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The 2024 Loan was initially recognized at cash proceeds of $35.0 million net of debt issuance costs of $0.1 million and is subsequently recognized at amortized cost. Debt issuance costs are amortized using the effective interest method to interest expense over the term of the 2024 Loan. As of September 30, 2026 and December 31, 2025, accrued stated interest related to the 2024 Loan was approximately $12.8 million and $9.1 million, respectively.

On March 12, 2025, the Company entered into the March 2025 Credit Agreement for a secured term loan facility in an aggregate amount of $10.0 million (the “March 2025 Loan”). The March 2025 Loan bears interest at an annual rate of 14.0% and is scheduled to mature on June 1, 2027. Principal and accrued interest are payable at maturity. Repayment of the March 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The March 2025 Loan was initially recognized at cash proceeds of $10.0 million and is subsequently recognized at amortized cost. As of September 30, 2026 and December 31, 2025, accrued stated interest related to the March 2025 Loan was approximately $2.2 million and $1.1 million, respectively.

On August 11, 2025, the Company entered into the August 2025 Credit Agreement for the August 2025 Loan in an aggregate amount of $15.0 million. The August 2025 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. Repayment of the August 2025 Loan is guaranteed by the Company’s domestic subsidiaries, and the loan is secured by substantially all of the assets of the Company and the subsidiary guarantors. The August 2025 Loan was initially recognized at cash proceeds of $15.0 million and is subsequently recognized at amortized cost. The August 2025 Loan’s annual effective interest rate was 12.27% as of September 30, 2026. As of September 30, 2026 and December 31, 2025, accrued stated interest related to the August 2025 Loan was approximately $2.4 million and $0.8 million, respectively.

Since the 2026 Debt and Warrant Amendments constitute a TDR and the total undiscounted future cash payments under the amended debt terms exceed the carrying amount of the existing debts as of the 2026 Debt and Warrant Amendments date, no adjustment to the carrying amounts of the debts was recorded, and no gain was recognized. Instead, the Company established a revised effective interest rate based on the modified contractual cash flows. The revised effective interest rate of 36.19% was applied prospectively to all term loans, as modified, to accrete the carrying amount of the term loans to their respective contractual repayment amounts at maturity.

The Company recorded a $20.6 million increase in the fair value of the warrants as a debt discount in the first quarter of 2026, with a corresponding increase to additional paid-in capital. The Company determined that as a result of the TDR fair value of the Convertible Loan not changing, the entire debt discount was allocated to the term loans using a yield-based methodology that results in a consistent effective interest rate across the amended term loans.

The debt discount is subsequently amortized to interest expense over the remaining term of the amended debts using the effective interest method.

On May 12, 2026, the Company entered into the May 2026 Credit Agreement for the May 2026 Loan in the aggregate amount of $25.0 million with Innoviva Sub. The May 2026 Loan bears interest at an annual rate of 14.0% and matures on January 11, 2029. Principal and accrued interest are payable at maturity. As of September 30, 2026, accrued stated interest related to the May 2026 Loan was approximately $1.4 million.

The Company estimated the increase in the fair value of the warrants associated with the 2026 Debt and Warrant Amendments utilizing the Black-Scholes valuation model with the following assumptions:

Nine Months Ended September 30, 2026
Discount rate	3.53%-3.84%
Expected Volatility	101.61%-119.38%
Expected term (in years)	0.01-5.01
Expected dividend yield	0%

9. Stockholders’ Deficit

Warrants

As of September 30, 2026, outstanding warrants to purchase shares of the Company’s Common Stock were as follows:

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

Shares Reserved for Future Issuance

As of September 30, 2026, the Company had reserved shares of its Common Stock for future issuance as follows:

September 30, 2026
Stock options outstanding	6,262,518
Unvested restricted stock units	85,000
Shares issuable under the Employee Stock Purchase Plan	16,174
Shares available for future grants under the 2016 Plan	3,977,970
Warrants outstanding	10,655,047
Shares issuable upon the conversion of the Convertible Loan	25,697,368
Total shares reserved	46,694,077

10. Equity Incentive Plans

Stock Award Plans

The Company maintains a 2016 Equity Incentive Plan (the “2016 Plan”), which provides for the issuance of incentive share awards in the form of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance-based stock awards. As of September 30, 2026, there were 3,977,970 shares available for issuance under the 2016 Plan.

Stock option transactions during the nine months ended September 30, 2026 are presented below:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value (in thousands)
Outstanding at December 31, 2025	4,803,921	$3.22	7.4	$15,045
Granted	1,858,076	$11.65		$—
Exercised	(375,678)	$3.31		$2,070
Forfeited/Cancelled/Expired	(23,801)	$18.93		$89
Outstanding at September 30, 2026	6,262,518	$5.66	7.6	$3,401
Vested and expected to vest at September 30, 2026	6,262,518	$5.66	7.6	$3,401
Exercisable at September 30, 2026	2,935,134	$3.59	6.3	$1,541

The aggregate intrinsic value of options at September 30, 2026 is based on the Company’s closing stock price on that date of $3.67 per share.

Restricted stock unit award transactions during the nine months ended September 30, 2026 are presented below:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2025	152,500	$2.73
Granted	—	$—
Vested	(67,500)	$2.65
Cancelled	—	$—
Outstanding at September 30, 2026	85,000	$2.80

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

The assumptions used in the Black-Scholes model during the nine months ended September 30, 2026 and 2025 are presented below. There were no stock options granted during the three months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.76%-4.01%	4.22%-4.28%
Expected volatility	98.4%-100.0%	99.6%-101.4%
Expected term (in years)	5.5-7.0	5.5-7.0
Expected dividend yield	0%	0%

The table below summarizes the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$878	$246	$2,794	$733
General and administrative	1,338	376	3,888	1,245
Total stock-based compensation expense	$2,216	$622	$6,682	$1,978

As of September 30, 2026, there was $12.9 million of total unrecognized compensation expense related to unvested stock options and restricted stock units, which the Company expects to recognize over the weighted average remaining period of approximately 2.1 years.

11. Income Taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2026 and 2025. The Company expects to generate net taxable losses and continues to maintain a full valuation allowance against all of its deferred tax assets.

12. Commitments and Contingencies

Operating Leases

The Company leases office and research and development space under a non-cancelable operating lease in Marina del Rey, California, with the lease term running through December 31, 2031. Annual base rent is $1.9 million and increases by 3% annually and will be $2.5 million by the end of the lease term.

On October 28, 2021, the Company entered into a lease for office and research and development space under a non-cancelable lease in Los Angeles, California (the “2021 Lease”). The 2021 Lease payment start date was May 1, 2022, and the total lease term is for 16 years and runs through 2038. The Company was responsible for construction costs over the tenant improvement allowance of $7.2 million. The construction was completed as of December 31, 2024, and the Company received the full allowance. Out-of-pocket expenses to be incurred by the Company are considered noncash lease payments, and included in the lease liability and right-of-use (“ROU”) asset.

In connection with the execution of the 2021 Lease, the Company delivered an irrevocable standby letter of credit in the amount of $5.0 million to the landlord in 2022, which was reduced to $4.0 million as of September 30, 2026.

Future minimum annual lease payments under the Company’s non-cancelable operating leases as of September 30, 2026 are as follows (in thousands):

Operating
Leases
2026 (remaining)	$887
2027	5,452
2028	5,616
2029	5,784
2030	5,958
Thereafter	32,037
Total minimum lease payments	55,734
Less: amount representing interest	(25,621)
Present value of operating lease obligations	30,113
Less: current portion	(4,661)
Noncurrent operating lease obligations	$25,452

Operating lease expenses were $1.8 million and $2.0 million for the three months ended September 30, 2026 and 2025, and $5.4 million and $6.0 million for the nine months ended September 30, 2026 and 2025, respectively. Variable costs related to operating expenses and taxes, which are recognized as incurred, were $0.4 million for both the three months ended September 30, 2026 and 2025, and $1.1 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,962	$3,855

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term, years	10.2	10.8
Weighted-average discount rate, %	14.0	14.0

Impairment of ROU Asset

During the year ended December 31, 2025, an impairment charge of $5.4 million was recognized related to the Company’s office and research and development space under a non-cancelable operating lease in Marina del Rey, California. The impairment resulted from changes in the anticipated timeline in the Company’s plan to sublease the vacated space. The ROU asset was determined to be not fully recoverable as the estimated undiscounted cash flows expected from sublease income were insufficient to recover the ROU asset’s carrying amount. The impairment charge was determined using Level 3 inputs measured based on an income approach, with unobservable inputs including the estimates and assumptions for sublease income and a discount rate of 21.6% commensurate with the remaining lease term. There was no impairment of long-lived assets during the nine months ended September 30, 2026.

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

13. Grants and Awards

MTEC Award

On June 15, 2020, the Company entered into an agreement (the “MTEC Agreement”) with MTEC, pursuant to which the Company received a $15.0 million award and entered into a multi-year program administered by the DoW through MTEC and managed by the Naval Medical Research Command (“NMRC”) – Naval Advanced Medical Development (“NAMD”) with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the third quarter of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, the Company received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. On September 18, 2026, the MTEC Agreement was modified to increase the total award by $3.7 million to $32.4 million and to extend the term to December 31, 2026.

This award has been used to partially fund the Phase 1b/2a, randomized, double-blind, placebo-controlled, dose escalation clinical study to assess the safety, tolerability and efficacy of the Company’s therapeutic phage-based candidate, AP-SA02, for the treatment of complicated S. aureus bacteremia (“SAB”) infections, and to support activities required for an End-Of-Phase 2 (“EOP2”) meeting with the FDA, as well as to support activities related to the Company’s preparation, readiness and execution of its planned Phase 3 clinical study. The MTEC Agreement specifies that the award will be paid to the Company over the term of the award through a cost-reimbursable model, based on agreed-upon cost-share percentages, and the money received is not refundable to MTEC.

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

The MTEC Agreement is effective through December 31, 2026, and may be terminated, in whole or in part, upon 30 calendar days’ prior written notice from the Company to MTEC. In addition, MTEC has the right to terminate the MTEC Agreement upon material breach by the Company.

The Company determined that the MTEC Agreement is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy, the Company recognizes proceeds received under the MTEC Agreement as grant and award revenue in the statement of operations when related costs are incurred. The Company recognized $3.2 million and $1.2 million in grant and award revenue from the MTEC Agreement during the three months ended September 30, 2026 and 2025, and $6.5 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had $3.2 million and $0.5 million as awards receivable from MTEC.

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

The Company concluded that the CFF Award is in the scope of ASC 808. Accordingly, as discussed in Note 3, “Significant Accounting Policies” of its 2025 Annual Report, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. No credits to research and development expenses were recognized during the nine months ended September 30, 2026 and 2025, related to the CFF Award. In addition, the Company concluded under the guidance in ASC 730 that it does not have an obligation to repay funds received once related research and development expenses are incurred.

14. Segment Reporting

The Company operates and manages its business as one reportable operating segment, which is the business of developing pathogen-specific bacteriophage therapeutics for the treatment of antibiotic-resistant and difficult-to-treat acute and chronic bacterial infections using its proprietary bacteriophage-based technology. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews financial information on an aggregate basis for purposes of assessing performance, making operating decisions, allocating resources and evaluating financial performance. The Company maintains 99.7% of its $10.8 million property and equipment, net within the United States.

The following table includes certain segment information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant and award revenue	$3,171	$1,159	$6,470	$3,819
Operating expenses
Research and development expenses:
AP-PA02: Non-Cystic Fibrosis Bronchiectasis	1	190	(9)	(98)
AP-PA02: Cystic Fibrosis	16	-	24	25
AP-SA02: Bacteremia	777	404	1,318	2,067
AP-SA02: Prosthetic Joint Infection	-	-	-	2
Expenses not allocated by projects	204	545	1,937	1,657
Total external research and development expenses	998	1,139	3,270	3,653
Research and development personnel expenses	3,245	2,287	9,405	6,893
Other research and development expenses	2,587	2,398	7,852	7,101
Total research and development expenses	6,830	5,824	20,527	17,647
General and administrative expenses:
General and administrative personnel expenses	2,278	1,141	6,785	3,733
Other general and administrative expenses	1,446	1,970	5,638	5,250
Total general and administrative expenses	3,724	3,111	12,423	8,983
Total operating expenses	10,554	8,935	32,950	26,630
Operating loss	(7,383)	(7,776)	(26,480)	(22,811)
Other income (expense), net	62,240	(18,899)	40,132	(26,690)
Net income (loss)	$54,857	$(26,675)	$13,652	$(49,501)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, and our audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed on March 25, 2026 with the U.S. Securities and Exchange Commission (the “SEC”).

Our common stock, par value $0.01 per share (the “Common Stock”) is traded on the NYSE American under the symbol “ARMP.” We are headquartered in Los Angeles, California, and we have a research and development facility (the “McConnell Facility”) to support advancing phage products from discovery to the clinic. The facility is also equipped with approximately 10,000 square feet of licensed cGMP drug manufacturing suites enabling the production, testing and release of clinical trial material.

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

Pseudomonas aeruginosa Phage Product Candidate, AP-PA03: Platform Expansion

Based on clinical findings with our intravenously administered S. aureus phage product candidate AP-SA02 (described below), and the approach that our P. aeruginosa phage cocktails are formulated with the same high potency and purity standards, we are exploring preclinical development of an intravenously administered P. aeruginosa phage cocktail for the treatment of acute ventilator-associated pneumonia (“VAP”) and other severe and difficult-to-treat infections caused by antibiotic-resistant and multidrug-resistant P. aeruginosa. Recognizing the distinct physiology of acute hospitalized pneumonia compared to chronic respiratory infections such as CF and NCFB, we are developing a novel phage cocktail specifically for acute bacterial pneumonia and have leveraged our extensive P. aeruginosa clinical isolate collection and phage library to identify AP-PA03 as a potential clinical candidate for this indication. Contingent upon securing sufficient funding, we may, at the appropriate time in the future, file an IND application in order to initiate clinical development of AP-PA03 for the treatment of acute pneumonia caused by P. aeruginosa.

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

On May 19, 2025, we announced positive topline data from the Phase 1b/2a diSArm study of intravenously administered AP-SA02 in complicated S. aureus bacteremia. The diSArm study (NCT05184764) was a Phase 1b/2a, multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose escalation study of the safety, tolerability, and efficacy of intravenous AP-SA02 in addition to best available antibiotic therapy (“BAT”) compared to BAT alone (placebo) for the treatment of adults with complicated SAB (the “diSArm” study). All doses of AP-SA02 were dosed intravenously every six hours for five days. The primary clinical efficacy endpoint for the Phase 2a portion of the diSArm study was clinical outcome (responder rate) in subjects with complicated bacteremia, measured at (i) Test of Cure (“TOC”) for AP-SA02, defined as one week following the end of IV treatment with AP-SA02 (day 12), (ii) TOC for BAT, defined as one week following the end of IV BAT, and (iii) end of study (“EOS”), defined as four weeks following the end of IV BAT. Clinical outcome was evaluated by both the blinded site investigators and a blinded Clinical Efficacy Adjudication Committee (the “CEAC”) in the intent-to-treat (“ITT”) population.

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

Clinical efficacy was observed independent of the BAT utilized, in that all patients responded despite receiving different classes of antibiotics. The active and placebo arms were well-matched for antibiotics utilized. The clinical response rate also occurred independent of the site of infection, which were well-matched between the active and placebo arms, and were diverse ranging from endocarditis, to osteomyelitis, to septic joints, to deep wounds, and pneumonia. Moreover, phages in AP-SA02 administered systemically by IV push, were able to home in on the site of infection, bind to, penetrate and kill the target bacteria, enabling phage progeny to exit the burst bacteria and reenter the intravascular space including to further target any remaining local bacteria. Phages are not able to continue to exist and replicate once all target bacteria have been killed.

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

On October 22, 2025, we highlighted the positive results from our Phase 2a diSArm clinical study of AP-SA02 in an oral presentation at IDWeek 2025TM. The abstract, titled, “A Phase 2a Randomized, Double-Blind, Controlled Trial of the Efficacy and Safety of an Intravenous (IV) Bacteriophage Cocktail (AP-SA02) vs. Placebo in Combination with Best Available Antibiotic Therapy (BAT) in Patients with Complicated Staphylococcus aureus Bacteremia,” was accepted as a late-breaking oral presentation, and was presented by Loren G. Miller, M.D., M.P.H., Professor of Medicine, David Geffen School of Medicine at UCLA, Chief, Division of Infectious Diseases at Harbor-UCLA Medical Center and the Lundquist Institute.

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

End-of-Phase 2 Meeting with the FDA

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

AP-SA02 Holds Breakthrough Therapy, Fast Track and Qualified Infectious Disease Product Designations, Providing Strong Regulatory Validation

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

On September 14, 2026, the FDA granted Breakthrough Therapy designation to AP-SA02. Breakthrough Therapy designation is a program designed by the FDA to expedite the development and review of therapies that are intended to treat a serious or life-threatening condition where preliminary clinical evidence indicates potential substantial improvement over available therapies on a clinically significant endpoint. A Breakthrough Therapy is eligible for all features of Fast Track Designation, in addition to comprehensive, cross-disciplinary collaboration with the FDA to design the most efficient clinical development program, and organizational commitment from senior FDA managers to expedite development and review. Critically, the Breakthrough Therapy designation is supported by data from the successful Phase 1b/2a diSArm study in adults with complicated SAB.

The decision by the FDA to grant Breakthrough Therapy designation to AP-SA02, in addition to QIDP and Fast Track Designations, recognizes the urgent need for new treatment options for patients with complicated SAB, including MRSA, where many outcomes remain poor despite current standard-of-care. Armata is committed to working closely with the FDA to efficiently advance the development and review of AP-SA02, with the goal of bringing this potential new treatment option to patients as quickly as possible.

In addition to the above-described regulatory designations, on July 13, 2026, the Company announced it had obtained FDA on an Initial Pediatric Study Plan (“Agreed iPSP”), which establishes the agreed regulatory framework for the future evaluation of AP-SA02 for the adjunct treatment of complicated SAB in pediatric patients. Agreement with the FDA on an iPSP is a regulatory requirement that must be met prior to submitting a BLA. The Agreed iPSP outlines a proposed pediatric development program targeting patients up to 17 years of age with complicated SAB, the same indication that the Company is pursuing in adults. Consistent with FDA requirements under the Pediatric Research Equity Act (“PREA”) and with established FDA and European Medicines Agency regulatory frameworks, the FDA agreed that because the disease pathophysiology and treatment response in SAB are consistent across all age groups, pediatric studies should be deferred until safety and efficacy data are generated in adults in the planned Phase 3 program. Following completion of the adult Phase 3 study, the proposed program will comprise a single, multicenter, open-label, pediatric study to assess safety, tolerability, and clinical response outcomes. We believe this strategy establishes a pathway for potential future expansion of AP-SA02 into the pediatric population while prioritizing patient safety and efficient clinical development.

Significant Clinical, Regulatory, Manufacturing and Operational Progress: Advancing AP-SA02 towards Phase 3

On July 20, 2026, the Company announced significant clinical, regulatory, manufacturing and operational progress:

●	Submitted the complete Phase 3 superiority protocol to the FDA for AP-SA02, incorporating all comments received in the EOP2 meeting written response;
●	Submitted responses to all FDA comments on clinical, CMC, and regulatory topics raised in the EOP2 meeting written response; and
●	Completed four engineering runs of AP-SA02 at the Company’s in-house cGMP manufacturing facility in Los Angeles, CA.

The Company made additional progress in preparation for the planned Phase 3 study, including:

●	Production of clinical trial material (“CTM”) for the planned Phase 3 clinical study is underway, with one cGMP production run and vialing of AP-SA02 drug product completed in the third quarter of 2026;

●	Continued discussions with the FDA to finalize the study design and submitted protocol revisions in response to FDA feedback;
●	Advanced the qualification and validation of quality control release assays;
●	Completed validation of critical utilities;
●	Executed contracts with clinical research organizations to support study management; and
●	Continued negotiating clinical trial agreements with an initial group of U.S. clinical trial sites.

Collectively, these activities advance the Company’s preparations to initiate its planned pivotal Phase 3 superiority study (described below), which is designed to support a future BLA for AP-SA02.

Clinical Development of AP-SA02 in Bacteremia: Phase 3 Superiority Study

The Company’s proposed Phase 3 clinical study design, which incorporates feedback from its End-of-Phase 2 (EOP2) meeting with the FDA and subsequent FDA comments on the initially submitted Phase 3 protocol, is intended to evaluate the superiority of AP-SA02 administered as an adjunct to 4-6 weeks of best available antibiotic therapy (BAT) in adults with complicated S. aureus bacteremia, including patients with right- and left-sided infective endocarditis. The study is expected to evaluate clinical response at Day 70 following randomization as the primary endpoint, based on resolution of infection-related signs and symptoms and clearance of bacteremia. Secondary and exploratory endpoints are expected to include earlier clinical response, microbiological eradication, mortality, hospital utilization, healthcare resource utilization, and clinical response in patients with MRSA infections. The study is currently expected to enroll approximately 550 patients randomized 1:1 to AP-SA02 plus BAT or placebo plus BAT, with the goal of retaining approximately 250 patients per treatment arm through the primary efficacy assessment. AP-SA02 is expected to be administered intravenously every six hours for seven days. The study is intended to serve as the registrational trial to support a potential BLA.

The Phase 3 study is expected to initiate in the second half of 2026, with the exact timing dependent on when FDA concurs with the protocol.

Continued Non-Dilutive Government Funding Supports the Clinical Advancement of AP-SA02 into Phase 3

On June 15, 2020, we entered into an agreement (the “MTEC Agreement”) with the Medical Technology Enterprise Consortium (“MTEC”), pursuant to which we received a $15.0 million award and entered into a multi-year program administered by the U.S. Department of War (the “DoW”) through MTEC and managed by the Naval Medical Research Command – Naval Advanced Medical Development with funding from the Defense Health Agency and Joint Warfighter Medical Research Program. On September 29, 2022, the MTEC Agreement was modified to increase the total award by $1.3 million to $16.3 million and extend the term into the second half of 2024. On July 29, 2024, the MTEC Agreement was modified to increase the total award by $5.3 million to $21.6 million and extend the term into the third quarter of 2025. On April 29, 2025, we received $4.65 million of additional non-dilutive award funding through MTEC, thereby increasing the total MTEC award to $26.2 million, and the MTEC Agreement was modified to extend the term to September 30, 2025. On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. On September 18, 2026, the MTEC Agreement was modified to increase the total award by $3.7 million to $32.4 million and to extend the term to December 31, 2026. This award has been used to partially fund the diSArm study, and to support activities related to the EOP2 meeting with the FDA, as well as to support activities related to the Company’s preparation, readiness, and execution of its planned Phase 3 clinical study.

S. aureus Bacteremia Clinical Strategy: Moving AP-SA02 to Frontline Therapy, Expanding Patient Populations and Indications

The Company believes that, if clinical superiority of AP-SA02 is demonstrated in the Phase 3 registrational study in adults with complicated S. aureus bacteremia, it is plausible the Phase 3 safety and efficacy data may potentially drive changes to Infectious Diseases Society of America (“IDSA”) clinical treatment guidelines, recommending the use of AP-SA02 with antibiotics as new standard of care. With demonstration of superiority and following a potential initial approval of AP-SA02 in adults with complicated S. aureus bacteremia, the Company believes there may be additional development opportunities for AP-SA02, including use as adjunct therapy with shorter antibiotic treatment durations, and evaluation of AP-SA02 as a potential front-line therapy. Moreover, a potential future bridging study may support label expansion, including expanding into adults with uncomplicated S. aureus bacteremia, and a potential opportunity to expand into the pediatric population given the high titer formulation of AP-SA02 enables administration at small volume doses.

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

*End-of-Phase 2 meeting completed; FDA agreed that data from the Phase 2a diSArm study support advancement of AP-SA02 to a Phase 3 superiority study; anticipated to initiate 2H 2026, with the exact timing dependent on when FDA concurs with the protocol.

1. QIDP: Qualified Infectious Disease Product; FTD: Fast Track Designation; BTD: Breakthrough Therapy Designation.

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

We have incurred net losses since our inception, and our operations to date have been primarily limited to research and development and raising capital. As of September 30, 2026, we had an accumulated deficit of $487.9 million. We currently expect to use our existing cash and cash equivalents for the focused research and development of our current product candidates, working capital, and other general corporate purposes. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on completing the development of and seeking to obtain regulatory approval for our product candidates. We do not expect to generate product revenue unless and until we successfully complete development and obtain marketing approval for at least one of our product candidates. We may also use a portion of our existing cash and cash equivalents for the potential acquisition of, or investment in, product candidates, technologies, formulations or companies that complement our business, although we have no current understandings, commitments or agreements to do so.

Our existing cash and cash equivalents of $18.3 million as of September 30, 2026 will not be sufficient to enable us to complete all necessary development of any potential product candidates and fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we will be required to obtain further funding through one or more other public or private equity offerings, debt financings, collaboration, strategic financing, grants or government contract awards, licensing arrangements or other sources. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, financial markets in the United States and worldwide. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our development programs or other operations, dispose of assets, enter into arrangements that may require us to relinquish rights to certain of our product candidates, technologies or potential markets, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations and result in a loss of investment by our stockholders.

Recent Events

MTEC Agreement Modification

On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. On September 18, 2026, the MTEC Agreement was modified to increase the total award by $3.7 million to $32.4 million and to extend the term to December 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

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

Credit Agreements and Warrant Extensions

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

December 2025 At the Market Offering

On December 1, 2025, we entered into the 2025 ATM with JonesTrading Institutional Services LLC (“Jones”), relating to the at-the-market offering and sale of shares of our Common Stock. In accordance with the terms of the 2025 ATM, we may offer and sell shares of our Common Stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the nine months ended September 30, 2026, we issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by us.

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

Results of Operations

Comparison of three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

Grant and award revenue	$3,171	$1,159	$2,012	173.6%
Operating expenses
Research and development	6,830	5,824	1,006	17.3%
General and administrative	3,724	3,111	613	19.7%
Total operating expenses	10,554	8,935	1,619	18.1%
Loss from operations	(7,383)	(7,776)	393	(5.1%)
Other income (expense)
Interest income	206	90	116	128.9%
Interest expense	(7,561)	(4,346)	(3,215)	74.0%
Change in fair value of the Convertible Loan	69,595	(14,643)	84,238	(575.3%)
Total other income (expense), net	62,240	(18,899)	81,139	(429.3%)
Net income (loss)	$54,857	$(26,675)	$81,532	(305.6%)

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

Grant and award revenue	$6,470	$3,819	$2,651	69.4%
Operating expenses
Research and development	20,527	17,647	2,880	16.3%
General and administrative	12,423	8,983	3,440	38.3%
Total operating expenses	32,950	26,630	6,320	23.7%
Loss from operations	(26,480)	(22,811)	(3,669)	16.1%
Other income (expense)
Interest income	335	257	78	30.4%
Interest expense	(19,754)	(11,756)	(7,998)	68.0%
Change in fair value of the Convertible Loan	59,551	(15,191)	74,742	(492.0%)
Total other income (expense), net	40,132	(26,690)	66,822	(250.4%)
Net income (loss)	$13,652	$(49,501)	$63,153	(127.6%)

Grant and Award Revenue

We recognized $3.2 million and $1.2 million of grant and award revenue during the three months ended September 30, 2026 and 2025, and $6.5 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively, which represents MTEC’s share of the costs incurred for our AP-SA02 program for the treatment of SAB.

Research and Development

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

External costs:
Clinical trials	$49	$531	$(482)	(90.8)%
Other research and development costs, including consulting, laboratory supplies and other	949	608	341	56.1%
Total external costs	998	1,139	(141)	(12.4%)
Internal costs:
Personnel-related costs	3,245	2,287	958	41.9%
Facilities and overhead costs	2,587	2,398	189	7.9%
Total research and development expense:	$6,830	$5,824	$1,006	17.3%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

External costs:
Clinical trials	$173	$1,794	$(1,621)	(90.4)%
Other research and development costs, including consulting, laboratory supplies and other	3,097	1,859	1,238	66.6%
Total external costs	3,270	3,653	(383)	(10.5%)
Internal costs:
Personnel-related costs	9,405	6,893	2,512	36.4%
Facilities and overhead costs	7,852	7,101	751	10.6%
Total research and development expense:	$20,527	$17,647	$2,880	16.3%

Research and development expenses increased by $1.0 million, from $5.8 million for the three months ended September 30, 2025 to $6.8 million for the three months ended September 30, 2026. The increase is primarily attributable to an increase in personnel-related costs and facilities and overhead costs, partially offset by external costs.

Research and development expenses increased by $2.9 million, from $17.6 million for the nine months ended September 30, 2025 to $20.5 million for the nine months ended September 30, 2026. The increase is primarily attributable to an increase in personnel-related costs and facilities and overhead costs, partially offset by external costs.

Clinical trial costs decreased by $0.5 million, from $0.5 million for the three months ended September 30, 2025, to a nominal amount for the three months ended September 30, 2026. The decrease is primarily attributable to a $0.3 million decrease in AP-SA02 bacteremia trial costs and a $0.2 million decrease in AP-PA02 NCFB trial costs due to completion of the Phase 2 clinical trials.

Clinical trial costs decreased by $1.6 million, from $1.8 million for the nine months ended September 30, 2025, to $0.2 million for the nine months ended September 30, 2026. The decrease is primarily attributable to a $1.7 million decrease in AP-SA02 bacteremia trial costs due to completion of the Phase 2 clinical study, partially offset by a $0.1 million increase in AP-PA02 NCFB trial costs.

Other external research and development costs increased by $0.3 million from $0.6 million for the three months ended September 30, 2025 to $0.9 million for the three months ended September 30, 2026. The increase was primarily due to an increase in materials purchases for engineering and clinical manufacturing runs.

Other external research and development costs increased by $1.2 million from $1.9 million for the nine months ended September 30, 2025 to $3.1 million for the nine months ended September 30, 2026. The increase primarily reflected materials purchased for engineering runs and advance purchases of materials for future clinical manufacturing runs to accommodate supplier lead times.

Our expenses by product and by project for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

		Three Months Ended September 30,
		2026	2025
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$1	$190
AP-PA02	Cystic Fibrosis	16	-
AP-SA02	Bacteremia	777	404
AP-SA02	Prosthetic Joint Infection	-	-
	Expenses not allocated by projects*	204	545
	Total external costs	$998	$1,139

		Nine Months Ended September 30,
		2026	2025
Product	Project name
AP-PA02	Non-Cystic Fibrosis Bronchiectasis	$(9)	$(98)
AP-PA02	Cystic Fibrosis	24	25
AP-SA02	Bacteremia	1,318	2,067
AP-SA02	Prosthetic Joint Infection	-	2
	Expenses not allocated by projects*	1,937	1,657
	Total external costs	$3,270	$3,653

* Expenses not allocated by projects include consultants, laboratory supplies and outsourced services expenses.

Personnel-related costs, including employee payroll and related expenses, increased by $1.0 million, from $2.3 million for the three months ended September 30, 2025 to $3.3 million for the three months ended September 30, 2026. The increase was primarily due to a $0.7 million increase in stock-based compensation, mainly from higher grant-date fair values of option grants made in 2026, and a net $0.3 million increase in other personnel-related costs.

Personnel-related costs, including employee payroll and related expenses, increased by $2.5 million, from $6.9 million for the nine months ended September 30, 2025, to $9.4 million for the nine months ended September 30, 2026. The increase was primarily due to a $2.0 million increase in stock-based compensation, mainly related to the higher grant-date fair value of option grants made in 2026, and a $0.7 million increase in other personnel-related costs including incentive compensation, salaries and wages, and employee benefits. A $0.2 million reduction in training expenses partially offset the increase.

Facilities and overhead costs increased by $0.2 million, from $2.4 million for the three months ended September 30, 2025, to $2.6 million for the three months ended September 30, 2026. The increase was primarily due to an increase in depreciation expense.

Facilities and overhead costs increased by $0.8 million, from $7.1 million for the nine months ended September 30, 2025, to $7.9 million for the nine months ended September 30, 2026. The increase was primarily due to a $0.5 million increase in depreciation expense and a $0.3 million increase in lab equipment maintenance costs.

General and Administrative

General and administrative expenses were $3.7 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.6 million is primarily related to an increase of $0.9 million in stock-based compensation, mainly related to the higher grant-date fair value of option grants made in 2026, and an increase of $0.1 million in compensation expenses, partially offset by a net $0.4 million decrease in legal and professional expenses.

General and administrative expenses were $12.4 million and $9.0 million for the nine months ended September 30, 2026 and 2025, respectively. The $3.4 million increase is primarily due to a $2.6 million increase in stock-based compensation, mainly from higher grant-date fair values of option grants made in 2026, a $0.4 million increase in compensation expenses, and a net $0.4 million increase in legal and professional expenses.

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, and $0.3 million for both the nine months ended September 30, 2026 and 2025, respectively, and related to interest earned on our money market fund investments.

Interest Expense

We recognized interest expense of $7.6 million and $4.3 million for the three months ended September 30, 2026 and 2025, and $19.8 million and $11.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily related to the issuance of $15.0 million of debt in August 2025 and $25.0 million of debt in May 2026, as well as the changes in effective interest rates of the 2023 Loan, 2024 Loan, and March 2025 Loan following the 2026 Debt Amendments. These changes were primarily attributable to (i) the extension of the maturity dates from March 12, 2026, to June 1, 2027, and (ii) the reallocation of the fair value of warrants held by the creditor (Innoviva Sub) as a result of the extension of their expiration dates. Stated interest is accrued and is payable at the maturity of the 2023 Loan, 2024 Loan and March 2025 Loan in June 2027, and the August 2025 Loan and May 2026 Loan in January 2029.

Change in Fair Value of the Convertible Loan

We recognized a gain of $69.6 million and a loss of $14.6 million as the change in the fair value of the Convertible Loan for the three months ended September 30, 2026 and 2025, respectively. We recognized a gain of $59.6 million and a loss of $15.2 million as the change in the fair value of the Convertible Loan for the nine months ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026, we estimated the fair value of the Convertible Loan using an as-converted valuation methodology, assuming a 100% probability of conversion and valuing the common shares issuable upon conversion based on our Common Stock price as of the measurement dates.

Changes in fair value for the three and nine months ended September 30, 2026 and 2025 were primarily due to fluctuations in our stock price. Refer to Note 7, “Convertible Loan”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Liquidity, Capital Resources and Financial Condition

We have incurred net losses since our inception and have negative operating cash flows. Our cash and cash equivalents of $18.3 million as of September 30, 2026 will not be sufficient to fund our operations for the next 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued. We plan to control our expenses and to raise additional capital through a combination of public and private equity, debt financing, strategic alliances, and grant and award arrangements. These circumstances raise substantial doubt about our ability to continue as a going concern. While management believes this plan to raise additional funds will alleviate the conditions that raise substantial doubt, these plans are not entirely within our control and cannot be assessed as being probable of occurring. We may not be able to secure additional financing in a timely manner or on favorable terms, if at all.

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

On December 1, 2025, we entered into the 2025 ATM with Jones, relating to the offer and sale of shares of our Common Stock. In accordance with the terms of the 2025 ATM, we may offer and sell shares of our Common Stock having an aggregate offering price of up to $100,000,000 from time to time subject to certain conditions, through or to Jones, acting as agent or principal. During the nine months ended September 30, 2026, we issued 338,000 shares under the 2025 ATM for net proceeds of approximately $2.4 million, after deducting commissions and other issuance costs payable by us.

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

On July 2, 2025, the MTEC Agreement was modified to extend the term to March 31, 2026. On March 26, 2026, the MTEC Agreement was modified to extend the term to September 30, 2026. On June 22, 2026, the MTEC Agreement was modified to increase the total award by $2.5 million to $28.7 million. On September 18, 2026, the MTEC Agreement was modified to increase the total award by $3.7 million to $32.4 million and to extend the term to December 31, 2026. We will continue to recognize additional grant and award revenue until the full amount of the amended award is utilized.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(19,964)	$(19,089)
Investing activities	(171)	(490)
Financing activities	28,494	24,954
Net change in cash, cash equivalents and restricted cash	$8,359	$5,375

Cash Flows Used in Operating Activities

Net cash used in operating activities was $20.0 million and $19.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash used in operating activities in the nine months ended September 30, 2026 was primarily due to our net income for the period of $13.7 million, adjusted by non-cash items of $30.0 million and changes in our net operating assets and liabilities that resulted in a net use of cash of $3.6 million. The non-cash items consist of $59.6 million related to a gain from the change in fair value of the Convertible Loan, $19.7 million of non-cash interest expense on the 2023 Loan, 2024 Loan, March 2025 Loan, August 2025 Loan, and May 2026 Loan, $6.7 million related to stock-based compensation expense, $1.6 million related to depreciation expense, and $1.5 million related to change in right-of-use asset. The changes in our net operating assets and liabilities were primarily due to an increase of $2.2 million in prepaid expenses and other assets, a decrease of $0.7 million in accounts payable and accrued liabilities, and a decrease of $1.0 million in the operating lease liability, partially offset by an increase of $0.2 million in accrued compensation.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities was $0.2 million and $0.5 million for each of the nine months ended September 30, 2026 and 2025, respectively, which is attributable to purchases of laboratory and manufacturing equipment for office, laboratory and manufacturing space at our leased facility in Los Angeles, California.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $28.5 million, which consisted primarily of $25.0 million in proceeds from the issuance of term debt, $2.4 million in net proceeds from the issuance of Common Stock under the 2025 ATM, and $1.2 million in proceeds from option exercises, partially offset by the $0.1 million payment for taxes related to net share settlement of equity awards.

Cash provided by financing activities for the nine months ended September 30, 2025 was $25.0 million, which consisted primarily of proceeds from issuance of term debt.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer and Principal Financial Officer (“PFO”), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (the “Exchange Act”) as of September 30, 2026. Based on that evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

10.2

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

ARMATA PHARMACEUTICALS, INC.

Date: November 12, 2026	By	/s/ Deborah L. Birx
Name: Deborah L. Birx, M.D.
Title: Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David House
Name: David House
Title: Chief Financial Officer
(Principal Financial Officer)